Form 10-Q/A
period 1994-03-31
PROPERTY TRUST OF AMERICA
filed 1995-02-02
CIK 80737

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               FORM 10-Q/A No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

                        Commission File Number 1-10272


                           PROPERTY TRUST OF AMERICA
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Maryland                                  74-6056896
     -------------------------------                 --------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


         7777 Market Center Avenue, El Paso, Texas               79912
     --------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


                              (915) 877-3900
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)

                1790 Commerce Park Drive, El Paso, Texas 79912
  --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X   No
   -----   -----

The number of shares outstanding of the Registrant's common stock as of April 22, 1994 was:

     Shares of Beneficial Interest, $1 par value - 44,695,299 shares

                           PROPERTY TRUST OF AMERICA
                                     INDEX

                                                            Page
                                                            Number
PART I.   Financial Information

     Item 1.   Financial Statements

               Balance Sheets - March 31, 1994 and
               December 31, 1993 . . . . . . . . . . . . . . . . . . .   3

               Statements of Earnings - Three months
               ended March 31, 1994 and 1993 . . . . . . . . . . . . .   4

               Statements of Cash Flows - Three months ended
               March 31, 1994 and 1993 . . . . . . . . . . . . . . . .   5

               Notes to Financial Statements . . . . . . . . . . . . .   6

               Independent Auditor's Report  . . . . . . . . . . . . .   10

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .   11

PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8K . . . . . . . . . . . .   16

                           PROPERTY TRUST OF AMERICA

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     ASSETS
                                     ------

                                                   MARCH 31,   DECEMBER 31,
                                                     1994         1993
                                                 ------------  ------------
                                                 (unaudited)

Real estate....................................  $  963,551      $872,610
Less accumulated depreciation..................     26,903         22,022
                                                 ----------      --------
                                                    936,648       850,588
Mortgage notes receivable......................      22,602        22,624
                                                 ----------      --------
    Total investments..........................     959,250       873,212

Cash and cash equivalents......................      68,579         5,525
Accounts receivable............................       1,614           763
Other assets...................................      15,779        10,801
                                                 ----------      --------

    Total assets...............................  $1,045,222      $890,301
                                                 ==========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Line of credit...............................  $    -          $ 51,500
  Long term debt...............................     200,000         -
  Mortgages payable............................      56,248        48,872
  Distributions payable........................       -            11,161
  Accounts payable.............................      13,473        13,514
  Accrued expenses and other liabilities.......      14,239        10,237
                                                 ----------      --------
    Total liabilities..........................     283,960       135,284
                                                 ----------      --------

Shareholders' Equity:
  Series A Preferred shares (9,200,000
    convertible shares authorized and issued;
    stated liquidation preference of
    $25 per share).............................     230,000       230,000
  Common shares (shares issued - 44,859,773
    in 1994 and 44,809,208 in 1993)............      44,860        44,809
  Additional paid-in capital...................     523,760       523,053
  Distributions in excess of net earnings......     (35,429)      (40,916)
                                                 ----------      --------
                                                    763,191       756,946
  Less treasury shares (164,474 in 1994 and
    164,467 in 1993)...........................       1,929         1,929
                                                 ----------      --------
    Total shareholders' equity.................     761,262       755,017
                                                 ----------      --------

    Total liabilities and
      shareholders' equity.....................  $1,045,222      $890,301
                                                 ==========      ========



    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                ------------------
                                                  1994      1993
                                                --------  --------

Revenues:
  Rental income...............................   $37,425   $14,109
  Interest and other income...................       852       432
                                                 -------   -------
                                                  38,277    14,541
                                                 -------   -------

Expenses:
  Rental expenses.............................    15,832     5,584
  Depreciation................................     4,950     2,011
  Interest....................................     3,154     1,089
  General and administrative and REIT
    management fee............................     3,152     1,367
  Provision for possible loss on
    investments...............................     1,600         -
  Other.......................................        77         2
                                                 -------   -------
                                                  28,765    10,053
                                                 -------   -------
Net earnings..................................     9,512     4,488

Less Series A Preferred share distributions...     4,025         -
                                                 -------   -------

    Net earnings attributable to
     common shares............................   $ 5,487   $ 4,488
                                                 =======   =======

Weighted average common shares outstanding....    44,668    30,742
                                                 =======   =======

Per common share amounts:

  Net earnings attributable to common shares..   $   .12   $   .15
                                                 =======   =======

  Distributions...............................   $   .25   $  .205
                                                 =======   =======



    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 ---------------------
                                                    1994        1993
                                                 ---------    --------
OPERATING ACTIVITIES:
  Net earnings.................................  $   9,512    $  4,488
   Items not requiring (providing) cash:
    Depreciation and amortization..............      5,635       2,185
    Other, net.................................        -            43
    Provision for possible loss on
      investments..............................      1,600         -
  Accounts payable.............................        504         568
  Accrued expenses and other liabilities.......      4,002         (47)
  Net change in other operating assets.........     (4,325)     (1,467)
                                                 ---------    --------
    Net cash flow provided by operating
      activities...............................     16,928       5,770
                                                 ---------    --------

INVESTING ACTIVITIES:
  Real estate investments......................    (85,236)    (35,662)
  Mortgage notes receivable....................         22          30
  Other........................................        -           (41)
                                                 ---------    --------
    Net cash flow used in investment
     activities................................    (85,214)    (35,673)
                                                 ---------    --------

FINANCING ACTIVITIES:
  Proceeds from sale of shares,
    net of expenses............................        -       129,660
  Proceeds from line of credit.................     50,750      26,000
  Proceeds from dividend reinvestment
    and share purchase plan, net...............        991       2,147
  Proceeds from long term debt.................    200,000         -
  Proceeds from exercise of stock
    options, net...............................        -            95
  Cash distributions paid on common shares.....    (11,161)     (5,541)
  Cash distributions paid on preferred shares..     (4,025)        -
  Debt issuance costs incurred.................     (2,258)     (1,139)
  Principal payments on mortgages payable......       (474)     (5,124)
  Principal payments on line of credit.........   (102,250)    (80,792)
  Other........................................       (233)        -
                                                 ---------    --------
    Net cash flow provided by
     financing activities......................    131,340      65,306
                                                 ---------    --------

Net increase in cash and cash equivalents......     63,054      35,403
Cash at beginning of period....................      5,525       6,998
                                                 ---------    --------

Cash at end of period..........................  $  68,579    $ 42,401
                                                 =========    ========

Non-cash financing activities:
  Purchase money notes given upon purchase of
    multifamily properties.....................  $   7,850    $    -



    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1994

(1)  GENERAL

          The financial statements of Property Trust of America ("PTR") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. Certain amounts in the financial statements for 1993 have been reclassified to conform to the 1994 presentation. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1993 Annual Report on Form 10-K.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of PTR's financial statements for the interim period. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the entire year.

          Per share data is computed by using the weighted average of shares outstanding during the period. The assumed conversion of the Cumulative Convertible Series A Preferred Shares of Beneficial Interest, ("Preferred Shares") was antidilutive for the three months ended March 31, 1994.

(2)  REAL ESTATE

          Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                     March 31, 1994    December 31, 1993
                                    -----------------  -----------------
                                    Investment  Units  Investment  Units
                                    ----------  -----  ----------  -----
      Multifamily:
        Operating properties......   $820,173   24,883  $730,994   22,493
        Developments under
          construction............     81,644    3,188    84,395    3,048
        Developments in planning..     19,337    2,458    17,490    2,550
        Land held for future
         development..............      8,515              4,208
                                     --------           --------

          Total Multifamily.......    929,669            837,087

      Non-multifamily.............     33,882             35,523
                                     --------           --------

          Total real estate.......   $963,551           $872,610
                                     ========           ========

          The change in investments in real estate, at cost, from December 31, 1993 to March 31, 1994 consisted of the following (in thousands):

               Balance at December 31, 1993.............  $872,610

               Acquisitions, including renovation
                 expenditures...........................    51,336
               Development expenditures including land
                 acquisitions...........................    36,636
               Capital improvements.....................       546
               Acquisition of land held for future
                 development............................     4,064
               Provision for possible loss on
                 investments............................    (1,600)
               Other....................................       (41)
                                                          --------

               Balance at March 31, 1994................  $963,551
                                                          ========

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1994


          At April 22, 1994, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence, for the acquisition or near term development of 9,409 multifamily units in various southwestern cities with an aggregate acquisition, improvement and development cost of $370.5 million.

          At April 22, 1994, PTR had unfunded development commitments for developments under construction of $65.5 million.

          PTR's strategy is to focus on the ownership of multifamily properties. Accordingly, periodic sales of non-multifamily assets have occurred and may continue to occur as favorable sales opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

          PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the March 31, 1994 statement of earnings. PTR's net carrying value after the provision is $2,972,000. This provision has no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

(3)  DISTRIBUTIONS

          On April 22, 1994, the Trustees declared a cash distribution of $.25 per common share to be paid on May 13, 1994 to shareholders of record on May 2, 1994.

(4)  LINE OF CREDIT AND LONG TERM DEBT

     Line of Credit

          PTR has a $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB"). Borrowings bear interest at prime, or at PTR's option, LIBOR plus 2%. Additionally, there is a commitment fee of .125% per annum of the average unfunded line of credit balance. The line is secured by operating multifamily properties having an aggregate undepreciated cost of $310.3 million at March 31, 1994.

          The TCB line matures August 1995 and may annually be extended for an additional year with the approval of TCB. All debt incurrences are subject to a covenant that PTR maintain a debt to tangible net worth ratio of not greater than 1:1. At March 31, 1994, PTR's debt to tangible net worth ratio was .38:1.

     Long Term Debt

          On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 "the 2008 Notes" and $100 million of 7.5% Senior Notes due 2014 "the 2014 Notes", collectively referred to as "the Notes".

          In February 1994, PTR received $1.3 million in settlement of an interest protection agreement in the form of a Forward Treasury Lock Agreement entered into with an investment banker on January 28, 1994. The

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1994

     agreement included a determination date of February 1, 1994 and a settlement date of February 2, 1994. The notional amounts were $100 million with a reference price of 100.90625% and $75 million with a reference price 110.4375%. On February 2, 1994, the settlement prices were 100.32813% and 109.46875%, respectively. There are no agreements outstanding.

          The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013 and $25 million in 2014. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs and proceeds from the interest rate protection agreement described above, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement ("the Indenture") between PTR and State Street Bank and Trust Company, as trustee.

          Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1.

     Interest

          Interest paid for the three months ended March 31, 1994 was $1,586,000, including $1,207,000 of interest capitalized during construction. Interest paid for the three months ended March 31, 1993 was $1,308,000, including $256,000 of interest capitalized during construction.

          Amortization of loan costs included in interest expense for the three months ended March 31, 1994 and 1993 was $685,000 and $174,000, respectively.

(5)  REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

          In March 1994, PTR renewed its REIT Management agreement with Security Capital (Southwest) Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is an affiliate of Security Capital Realty Incorporated, which owns approximately 26.9% of PTR's shares of beneficial interest. In exchange for providing research, investment analysis, acquisition and development services, asset management, capital funding, legal and accounting services, and day-to-day management of PTR's operations, the REIT Management agreement permits the REIT Manager to earn a base annual fee of $855,000, plus 16% of cash flow per year, as defined in the REIT Management agreement, in excess of $4,837,000. Under the terms of the agreement, long term debt described in Note 4 above, is treated as if it had regularly scheduled principal and interest payments like a 20-year, level monthly payment, fully amortizing mortgage and the assumed principal and interest payments are deducted from cash flow in determining the fee. The REIT Manager also receives a fee of

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1994

     0.25% per year on the average daily balance of cash equivalent investments. The REIT Management fee for the three months ended March 31, 1994 was $3,004,000 and $1,249,000 for the three months ended March 31, 1993.

          SCG Realty Services Incorporated ("SCG Realty Services"), formerly WilsonSchanzer, Inc., a property management firm, currently manages approximately 81% of PTR's multifamily properties. In addition to property management, SCG Realty Services performs, among other things, certain due diligence services for PTR's acquisitions. An affiliate of PTR's REIT Manager owns 100% of SCG Realty Services' voting stock. For the three months ended March 31, 1994 and 1993, PTR paid an aggregate of $1.4 million and $672,000, respectively, to SCG Realty Services, including $1.3 million and $525,000, respectively, in property management fees. Rates for services performed by SCG Realty Services are subject to approval by PTR's Board of Trustees and are at rates prevailing in the markets in which PTR operates.

                          Independent Auditors' Report
                          ----------------------------



The Board of Trustees and Shareholders
Property Trust of America:

We have reviewed the accompanying balance sheet of Property Trust of America as of March 31, 1994, and the related statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Trust's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Property Trust of America as of December 31, 1993, and the related statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 1994, except as to note 10, which is as of February 8, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



                                    KPMG PEAT MARWICK LLP



El Paso, Texas
April 22, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PTR's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) rental expense levels, and (iii) the pace and price at which PTR can acquire and develop additional multifamily properties. Capital and credit market conditions which affect PTR's cost of equity and debt capital also influence operating results.

     PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) which increase the demand for multifamily units while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels substantially below construction activity prior to 1986. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for the next twelve months. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for the past year and are expected to increase at a comparable rate for the next twelve months. Real estate taxes have increased at a higher rate due to revaluation of purchased properties, for which PTR budgets in analyzing acquisitions.

     The reduced availability of real estate financing in PTR's target market has also created favorable conditions for the acquisition and development of multifamily properties, although available capital has increased the competition for acquiring multifamily units in recent months. The REIT Manager believes PTR's ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of acquisition personnel and presence in local markets combined with PTR's access to investment capital. As a result, PTR has been able to acquire large numbers of multifamily units on favorable terms throughout 1993 and the first quarter of 1994. Over the longer term, multifamily developments are expected to constitute a greater percentage of PTR's growth than acquisitions.

RESULTS OF OPERATIONS

  INTERIM PERIOD COMPARISON

     During the three months ended March 31, 1994, PTR acquired five multifamily properties aggregating 1,374 units for a total purchase price, including planned renovations, of approximately $53 million and completed development of five multifamily properties aggregating 1,016 units with a completed cost of $38.3 million. At April 22, 1994, PTR had 3,188 multifamily units under construction with a budgeted completed cost of $144.1 million and had in the final planning stages an estimated 2,458 multifamily units with an aggregate budgeted completed cost of $112.6 million. During the three months ended March 31, 1993, PTR acquired three multifamily properties aggregating 710 units for a total purchase price, including renovations, of approximately $20.4 million and completed development of one upper middle income multifamily property with 276 units with a completed cost of $18 million. At March 31, 1993, PTR had 2,558 multifamily units under construction with a budgeted completed cost of $90.9 million.

     The percentage of PTR's total rental income generated by multifamily properties was 97.9% and 89.2% for the three months ended March 31, 1994 and 1993, respectively. This percentage will continue to increase throughout 1994 due to past and ongoing multifamily property acquisitions and the periodic sale of non-multifamily properties.

     Property Operations

     Including the newly acquired and developed assets, rental income increased $23.3 million (165.3%), rental expenses increased $10.2 million (183.5%) and depreciation increased $2.9 million (146.1%) for the three months ended March 31, 1994 over 1993. These increases are due to operating multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprise 96% of PTR's total operating properties, based on cost at March 31, 1994, per unit rental expenses were 42.7% and 42.8% of per unit rental income during the three months ended March 31, 1994 and 1993, respectively.

     Multifamily Properties Stabilized Throughout Both Periods

     During the period prior to a property being stabilized, the REIT Manager's asset managers and the property managers begin implementing expense controls, reconfigure the resident mix, supervise renovations and implement a strategy to increase rental income. The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly-developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months) to achieve 93% occupancy at market rents. Prior to being "stabilized," a property is considered "pre-stabilized." The full benefits of these changes are not reflected until after the properties are stabilized. As of March 31, 1994, 56.92% of the operating multifamily portfolio, based on cost, was stabilized as compared to 53.10% at March 31, 1993.

     For the twenty multifamily properties which were stabilized throughout the three months ended March 31, 1994 and 1993, rental income increased $539,000 (7%), rental expenses increased $250,700 (7.7%), and depreciation increased $75,300 (6%). The increase in rental income primarily related to a 5.92% average rental rate increase. The increase in rental expenses is substantially due to increases in real estate taxes and make-ready costs. Depreciation expense increased as a result of planned renovations being placed in service during 1994. Average occupancy was 94% for both the three month periods ended March 31, 1994 and 1993. PTR's other multifamily operating properties generally continue to experience strong occupancies and comparable rent increases.

     Interest and Other Income

     Interest and other income for the three months ended March 31, 1994 increased $420,000 (97.2%) over 1993, primarily resulting from the addition of four purchase money notes aggregating $12.4 million received in 1993 in conjunction with non-multifamily property sales and an increase in interest income from bank accounts due to higher average cash balances invested in short term interest bearing accounts in 1994 ($43.6 million) as compared to 1993 ($21.6 million). The higher average cash balances resulted from the proceeds of the long term debt offering of $200 million which was closed in February 1994, as more fully discussed under "Liquidity and Capital Resources." First quarter earnings were impacted by the short term dilutive effect of proceeds from PTR's $200 million February debt offering. The full investment of those proceeds in multifamily properties will improve results of operations in future periods.

     Interest Expense

     Interest expense increased $2.1 million (189.6%) for the three months ended March 31, 1994 when compared to 1993. The increase is primarily attributable to interest expense of $1.96 million resulting from the issuance of $200 million oflong term notes in February 1994, as more fully discussed under "Liquidity and

Capital Resources."

     Mortgage interest expense increased $606,000 (123.2%) for the three months ended March 31, 1994 when compared to 1993 as a result of the addition of three mortgages aggregating $26.9 million during 1993.

     Line of credit interest expense increased $361,000 (42.2%) resulting primarily from the amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility which was increased from $72 million to $125 million and then to $200 million during 1993. Average borrowings on the line of credit were approximately $32.8 million (with an average interest rate of 7.05%) during the three months ended March 31, 1994, as compared to average borrowings of $31.4 million (with an average interest rate of 6.15%) during 1993.

     The increases in interest expense were offset by an increase of $951,000 (371.5%) in capitalized interest. The increase in capitalized interest is attributable to increased multifamily development activity for the three months ended March 31, 1994 as compared to 1993.

     General and Administrative Expense and REIT Management Fee

     The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $1.8 million (140.4%) during the three months ended March 31, 1994 as compared to 1993 because cash flow increased substantially (see "REIT Management Agreement"). With the issuance of $200 million of amortizing long term debt as more fully described under "Liquidity and Capital Resources," the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.

     Provision for Possible Loss

     PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the March 31, 1994 statement of earnings. PTR's net carrying value after the provision is $3 million. This provision has no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

     Preferred Share Distributions

     In November of 1993, PTR issued $230 million of Series A Preferred Shares at $25 per share which receive an annual distribution of $1.75 per share (7% annual distribution rate), which amounted to $4.03 million for the three months ended March 31, 1994. The preferred share distributions do not reduce the amount PTR has budgeted for common share distributions but does increase the percentage of the common share distribution which constitutes a non-taxable return of capital.

ENVIRONMENTAL MATTERS

     PTR does not expect any environmental condition on its properties to materially adversely affect its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The REIT Manager considers PTR's liquidity and ability to generate cash to be adequate and expects it to continue to be adequate to meet PTR's acquisition, development, operating, debt service and shareholder distribution requirements.

     Net cash flow provided by operating activities increased by $11.2 million (193.3%) for the three months ended March 31, 1994 compared to 1993. The increase is due primarily to multifamily property acquisitions and developments as described under "Results of Operations."

     Investing Activities

     During the three months ended March 31, 1994, PTR invested $84.2 million for the acquisition, development and renovation of multifamily properties, net of $7.9 million in mortgages. During the first three months of 1993, PTR invested $36.5 million for the acquisition, development and renovation of multifamily properties. These acquisitions, developments and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

     At April 22, 1994, PTR had unfunded development commitments for developments under construction of $65.5 million. Additionally, at April 22, 1994, PTR had letters of intent or contingent contracts, subject to PTR's final due diligence, for the acquisition or near term development of 9,409 multifamily units in various southwestern cities with an aggregate acquisition, improvement and development cost of $370.5 million. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

     Financing Activities

     PTR's financing activities for the three months ended March 31, 1994 provided $66 million (101.1%) more cash flow than 1993. The increase in cash flow provided by financing activities is primarily due to increased offering proceeds: $200 million from a debt offering in 1994 discussed below as compared to proceeds of $130 million from sale of common shares in 1993. Proceeds from the offering were used for acquisition, development and renovation of multifamily properties or to repay revolving credit balances incurred for such purposes.

     On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes"), collectively referred to as the "Notes". The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013, and $25 million in 2014. In February 1994, PTR received $1.3 million in settlement of an interest protection agreement in the form of a Forward Treasury Lock Agreement entered into with an investment banker on January 28, 1994. The agreement included a determination date of February 1, 1994 and a settlement date of February 2, 1994. The notional amounts were $100 million with a reference price of 100.90625% and $75 million with a reference price of 110.4375%. On February 2, 1994, the settlement prices were 100.32813% and 109.46875%, respectively. There are no agreements outstanding. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs, and the interest rate protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

     Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1.

     In November 1993, PTR consummated an extension of its line of credit to August 1995 with an increase to $200 million, and a reduction in interest rate to prime or, at PTR's option, LIBOR plus 2%. The line may be extended annually for an additional year with the approval of Texas Commerce Bank, National Association ("TCB"), the agent bank, and the other participating lenders. All debt incurrences are subject to a covenant that PTR maintain a debt to tangible net worth ratio of not greater than 1:1. At March 31, 1994, PTR's debt to tangible net worth ratio was .38:1. At April 22, 1994, there were no borrowings outstanding under the line of credit. PTR is currently discussing conversion of the line to an unsecured facility. No assurances can be given that this conversion will be completed.

     PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to future debt and equity offerings in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total book capitalization (25% at March 31, 1994) provides it considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 50% of the sum of book capitalization (sum of long term debt and shareholders' equity) and line of credit debt.

     Distributions

     PTR's current distribution policy is to pay quarterly distributions to holders of Common Shares based upon what it believes to be a prudent percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than net earnings attributable to Common Shares. Therefore, quarterly distributions paid will generally be higher than quarterly net earnings.

     Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $5.7 million and $1.1 million for the three months ended March 31, 1994 and 1993, respectively.

     Pursuant to the terms of the Series A Preferred Shares ("Preferred Shares"), PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid or sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

     Funds from Operations represents PTR's net earnings (computed in accordance with generally accepted accounting principles) plus depreciation, amortization of loan costs and provision for possible loss on investments. PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Funds from Operations attributable to Common Shares increased $6 million (89.4%) to $12.7 million for the three months ended March 31, 1994 from $6.7 million for 1993. The increase resulted primarily from increased properties in operation. Funds from Operations should not be construed as a substitute for net earnings in evaluating operating results or as a substitute for cash flow in evaluating liquidity.


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      15 -- Letter from KPMG Peat Marwick LLP dated February 1, 1995 regarding unaudited financial information.


      27 -- Financial Data Schedule

(b)   Reports on Form 8-K:

          Date               Item Reported                  Financial Statements
          ----               -------------                  --------------------

    February 2, 1994              5,7                               Yes

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 1, 1995             PROPERTY TRUST OF AMERICA



                                    /s/ William Kell
                                    ---------------------------
                                    William Kell, Vice President
                                    and Duly Authorized Officer and
                                    Principal Financial Officer