Form 10-Q/A
period 1994-06-30
PROPERTY TRUST OF AMERICA
filed 1995-02-02
CIK 80737

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-Q/A No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994.

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

                                     None
   ------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X   No
   -----    -----

The number of shares outstanding of the Registrant's common stock as of July 21, 1994 was:

     Shares of Beneficial Interest, $1 par value - 44,749,741 shares

                           PROPERTY TRUST OF AMERICA
                                     INDEX

                                                                        Page
                                                                       Number
PART I.   Financial Information

     Item 1.   Financial Statements

               Balance Sheets - June 30, 1994 and
               December 31, 1993 . . . . . . . . . . . . . . . . . . .    3

               Statements of Earnings - Three and Six months
               ended June 30, 1994 and 1993. . . . . . . . . . . . . .    4

               Statements of Cash Flows - Six months ended
               June 30, 1994 and 1993. . . . . . . . . . . . . . . . .    5

               Notes to Financial Statements . . . . . . . . . . . . .    6

               Independent Accountants' Review Report. . . . . . . . .   11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .   12

PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . .   18

                           PROPERTY TRUST OF AMERICA

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     ASSETS
                                     ------

                                                   JUNE 30,   DECEMBER 31,
                                                     1994         1993
                                                 -----------  ------------
                                                 (unaudited)
Real estate....................................   $1,173,648      $872,610
Less accumulated depreciation..................       32,615        22,022
                                                  ----------      --------
                                                   1,141,033       850,588
Mortgage notes receivable......................       22,586        22,624
                                                  ----------      --------
    Total investments..........................    1,163,619       873,212

Cash and cash equivalents......................        9,464         5,525
Accounts receivable............................          986           763
Other assets...................................       11,047        10,801
                                                  ----------      --------

    Total assets...............................   $1,185,116      $890,301
                                                  ==========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
  Line of credit...............................   $  103,000      $ 51,500
  Long term debt...............................      200,000             -
  Mortgages payable............................       90,053        48,872
  Distributions payable........................            -        11,161
  Accounts payable.............................       12,136        13,514
  Accrued expenses and other liabilities.......       22,191        10,237
                                                  ----------      --------
    Total liabilities..........................      427,380       135,284
                                                  ----------      --------

Shareholders' Equity:
  Series A Preferred shares (9,200,000
    convertible shares authorized and issued;
    stated liquidation preference of
    $25 per share).............................      230,000       230,000
  Common shares (shares issued - 44,914,218
    in 1994 and 44,809,208 in 1993)............       44,914        44,809
  Additional paid-in capital...................      524,614       523,053
  Distributions in excess of net earnings......      (39,863)      (40,916)
                                                  ----------      --------
                                                     759,665       756,946
  Less treasury shares (164,478 in 1994 and
    164,467 in 1993)...........................        1,929         1,929
                                                  ----------      --------
    Total shareholders' equity.................      757,736       755,017
                                                  ----------      --------

    Total liabilities and
      shareholders' equity.....................   $1,185,116      $890,301
                                                  ==========      ========

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                             THREE MONTHS             SIX MONTHS
                                            ENDED JUNE 30,          ENDED JUNE 30,
                                        ----------------------  ----------------------
                                           1994        1993        1994        1993
                                        ----------  ----------  ----------  ----------
Revenues:
  Rental income...................        $43,390     $16,881     $80,804     $30,980
  Interest and other income.......            644         445       1,508         887
                                          -------     -------     -------     -------
                                           44,034      17,326      82,312      31,867
                                          -------     -------     -------     -------
Expenses:
  Rental expenses.................         18,864       6,738      34,696      12,322
  Depreciation....................          5,841       2,241      10,791       4,252
  Interest........................          5,105         972       8,259       2,061
  General and administrative and
    REIT management fee...........          3,184       1,725       6,337       3,092
  Provision for possible loss on
    investments...................              -       2,270       1,600       2,270
  Other...........................            275          33         352          35
                                          -------     -------     -------     -------
                                           33,269      13,979      62,035      24,032
                                          -------     -------     -------     -------

Earnings from operations..........         10,765       3,347      20,277       7,835

Gain on sale of investments, net..              -       2,302           -       2,302
                                          -------     -------     -------     -------

Net earnings......................         10,765       5,649      20,277      10,137
Less Series A Preferred
  share distributions.............          4,025           -       8,050           -
                                          -------     -------     -------     -------

    Net earnings attributable to
     common shares................        $ 6,740     $ 5,649     $12,227     $10,137
                                          =======     =======     =======     =======

Weighted average common shares
  outstanding.....................         44,724      35,263      44,696      33,039
                                          =======     =======     =======     =======

Per share amounts attributable
  to common shares:

  Net earnings....................        $  0.15     $  0.16     $  0.27     $  0.31
                                          =======     =======     =======     =======

  Distributions...................        $  0.25     $ 0.205     $  0.50     $  0.41
                                          =======     =======     =======     =======

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                   ----------------------
                                                      1994        1993
                                                   ----------  ----------
OPERATING ACTIVITIES:
  Net earnings...................................  $  20,277   $  10,137
   Items not requiring (providing) cash:
    Depreciation and amortization................     12,166       4,839
    Other, net...................................          -         122
    Provision for possible loss on
      investments................................      1,600       2,270
    Gain on sale of investments, net.............          -      (2,302)
  Accounts and accrued interest receivable.......       (223)     (5,675)
  Accounts payable...............................        261         833
  Accrued real estate taxes......................      3,513         125
  Accrued other expenses and other liabilities...      3,042         785
  Net change in other operating assets...........        507      (1,796)
                                                   ---------   ---------
    Net cash flow provided by operating
      activities.................................     41,143       9,338
                                                   ---------   ---------

INVESTING ACTIVITIES:
  Real estate investments........................   (268,342)   (121,444)
  Sale of real estate property, net..............      5,959       6,209
  Mortgage notes receivable......................         38           9
  Other..........................................          -        (126)
                                                   ---------   ---------
    Net cash flow used in investment activities..   (262,345)   (115,352)
                                                   ---------   ---------

FINANCING ACTIVITIES:
  Proceeds from sale of shares,
    net of expenses..............................          -     129,512
  Proceeds from line of credit...................    163,750      91,000
  Proceeds from dividend reinvestment
    and share purchase plan, net.................      1,955       4,735
  Proceeds from long term debt...................    200,000           -
  Accrued interest on long term debt.............      5,429           -
  Proceeds from exercise of stock options, net...         21         205
  Cash distributions paid on common shares.......    (22,335)    (12,764)
  Cash distributions paid on preferred shares....     (8,050)          -
  Debt issuance costs incurred...................     (2,268)        (83)
  Regularly scheduled principal payments on
    mortgages payable............................       (602)       (284)
  Prepayments of mortgages payable...............       (199)     (5,513)
  Principal payments on line of credit...........   (112,250)    (95,792)
  Purchase of treasury shares....................          -        (114)
  Other..........................................       (310)          -
                                                   ---------   ---------
    Net cash flow provided by
      financing activities.......................    225,141     110,902
                                                   ---------   ---------

Net increase in cash and cash equivalents........      3,939       4,888
Cash at beginning of period......................      5,525       6,998
                                                   ---------   ---------

Cash at end of period............................  $   9,464   $  11,886
                                                   =========   =========

Non-cash financing activities:
  Receipt of purchase notes from sale of
    non-multifamily investments..................  $       -   $  11,500
  Mortgage notes assumed or given upon purchase
    of multifamily properties....................  $  41,982   $   5,000

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1994

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

          In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of PTR's financial statements for the interim period. The results of operations for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

          Per share data is computed by using the weighted average of common shares outstanding during the period. The assumed conversion of the Cumulative Convertible Series A Preferred Shares of Beneficial Interest, ("Preferred Shares") was antidilutive for the six months ended June 30, 1994.

(2)  REAL ESTATE

          Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                      June 30, 1994     December 31, 1993
                                    ------------------  -----------------
                                    Investment  Units   Investment  Units
                                    ----------  ------  ----------  ------
      Multifamily:
        Operating properties......  $1,003,942  29,138   $730,994   22,493
        Developments under
          construction............      93,342   3,489     84,395    3,048
        Developments in planning..      27,013   3,691     17,490    2,550
        Land held for future
         development..............      15,616              4,208
                                    ----------           --------

          Total Multifamily.......   1,139,913            837,087

      Non-multifamily.............      33,735             35,523
                                    ----------           --------

          Total real estate.......  $1,173,648           $872,610
                                    ==========           ========

          The change in investments in real estate, at cost, from December 31, 1993 to June 30, 1994 consisted of the following (in thousands):

               Balance at December 31, 1993.............  $872,610

               Acquisitions, including renovation
                 expenditures...........................   218,553
               Development expenditures including land
                 acquisitions...........................    76,928
               Capital improvements.....................     1,228
               Real estate sold.........................    (6,047)
               Acquisition of land held for future
                 development............................    12,105
               Provision for possible loss on
                 investments............................    (1,600)
               Other....................................      (129)
                                                          --------

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1994


               Balance at June 30, 1994..................  $1,173,648
                                                           ==========

          At July 21, 1994, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence, for the acquisition or near term development of 5,015 multifamily units in various southwestern cities with an aggregate acquisition, improvement and development cost of $197.2 million.

          At July 21, 1994, PTR had unfunded development commitments for developments under construction of $66 million.

          PTR's strategy is to focus on the ownership of multifamily properties. Accordingly, periodic sales of non-multifamily assets have occurred and may continue to occur as favorable sales opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

          PTR develops and acquires properties with a view to effective long term operation and ownership. Over the long term, market and submarket demographics and economics are likely to change. PTR may from time to time dispose of assets that in management's view have below average cash flow growth prospects and redeploy the sales proceeds, generally through like kind exchanges, into assets that it believes provide better growth opportunities. Additionally, PTR may on occasion acquire, as a part of a larger portfolio acquisition, properties that do not meet PTR's long term investment criteria. In such cases, PTR will sell those properties and redeploy the funds into properties that do meet its investment criteria.

          PTR sold a 258 unit middle income multifamily property in April, 1994 and a 280 unit middle income multifamily property in July 1994. Both properties had been acquired in a portfolio transaction but did not meet PTR's long term investment criteria. The properties were sold at an amount substantially equivalent to their acquisition cost.

          PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the June 30, 1994 statement of earnings. PTR's net carrying value after the provision is $2.9 million. This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

(3)  DISTRIBUTIONS

          On July 11, 1994, the Trustees declared a cash distribution of $.25 per common share to be paid on August 12, 1994 to shareholders of record on July 21, 1994.

(4)  LINE OF CREDIT AND LONG TERM DEBT

     Line of Credit

          On August 4, 1994, PTR consummated a conversion of its $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") into an unsecured facility. Borrowings bear interest at the greater of prime or the federal funds rate plus 1/2%, or at PTR's option, LIBOR plus 1.75% to

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1994


     2% (varying based upon PTR's Standard & Poors rating). Additionally, there is a commitment fee of .125% per annum of the average unfunded line of credit balance.

          The TCB line matures August 15, 1995 and may be extended annually for an additional year with the approval of TCB and other participating lenders. A request for extension through August 1996 has been submitted and is expected to be approved. All debt incurrences are subject to covenants, as more fully defined in the loan agreement, that PTR maintain
     (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1 and (iii) an unencumbered pool of real estate properties with an aggregate historical cost of at least 175% of unsecured indebtedness.

     Long Term Debt

          On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 ("the 2008 Notes") and $100 million of 7.5% Senior Notes due 2014 ("the 2014 Notes"), collectively referred to as "the Notes".

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

          Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5.

     Interest

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1994


          Interest paid for the six months ended June 30, 1994 was $3,339,000, including $2,539,000 of interest capitalized during construction. Interest paid for the six months ended June 30, 1993 was $2,031,000, including $670,000 of interest capitalized during construction.

          Amortization of debt issuance costs included in interest expense for the six months ended June 30, 1994 and 1993 was $1,375,000 and $587,000, respectively.

(5)  REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

          In March 1994, PTR renewed its REIT Management agreement with Security Capital (Southwest) Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is an affiliate of Security Capital Realty Incorporated, which owns approximately 26.98% of PTR's shares of beneficial interest. In exchange for providing research, investment analysis, acquisition and development services, asset management, capital funding, legal and accounting services, and day-to-day management of PTR's operations, the REIT Management agreement permits the REIT Manager to earn a base annual fee of $855,000, plus 16% of cash flow per year, as defined in the REIT Management agreement, in excess of $4,837,000. Under the terms of the agreement, long term debt described in
     Note 4 above, is treated as if it had regularly scheduled principal and interest payments like a 20-year, level monthly payment, fully amortizing mortgage and the assumed principal and interest payments are deducted from cash flow in determining the fee. The REIT Manager also receives a fee of 0.25% per year on the average daily balance of cash equivalent investments. The REIT Management fee for the six months ended June 30, 1994 was $6,011,000 and $2,817,000 for the six months ended June 30, 1993.

          SCG Realty Services Incorporated ("SCG Realty Services"), currently manages approximately 88% of PTR's multifamily properties. In addition to property management, SCG Realty Services performs, among other things, certain due diligence services for PTR's acquisitions. An affiliate of PTR's REIT Manager owns 100% of SCG Realty Services' voting stock. For the six months ended June 30, 1994 and 1993, PTR paid an aggregate of $2.9 million and $1.4 million, respectively, to SCG Realty Services, including $2.7 million and $1.1 million, respectively, in property management fees. Rates for services performed by SCG Realty Services are subject to approval by PTR's independent Board of Trustees and are at rates prevailing in the markets in which PTR operates.

(6)  RIGHTS OFFERING

          PTR filed a final prospectus relating to a Rights Offering of 5,593,718 common shares of beneficial interest at a price of $18 1/4 per share ($102,085,354) on July 21, 1994. Under the terms of the Rights Offering, PTR can issue additional shares of up to 2,625,460 for a total offering of 8,219,178 ($150,000,000). PTR's shareholders of record on July 21, 1994 will receive a dividend of one right for each PTR share they own. Eight rights will be required to purchase one PTR share for $18 1/4 in the Rights Offering. The Rights Offering will expire on August 16, 1994. Security Capital Realty Incorporated, PTR's principal shareholder and an affiliate of the REIT Manager, has agreed to exercise in full its Rights to acquire PTR shares in the offering at the same price paid by the public ($18 1/4 per share) and may seek to acquire additional Rights in open-

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1994


     market purchases. Proceeds from the offering will be used to fund developments and to invest in additional multifamily properties in PTR's target market and to repay borrowings under PTR's revolving line of credit.

          On July 11, 1994, the Board of Trustees of PTR announced the redemption, effective at the close of business on July 21, 1994, of the shareholder purchase rights issued pursuant to the Rights Agreement dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 is entitled to receive $0.01 per shareholder purchase right. The redemption price is payable on August 12, 1994.

          In addition, the Board of Trustees declared a dividend of one preferred share purchase right (a "Purchase Right") for each Common Share outstanding, payable to holders of Common Shares of record at the close of business on July 21, 1994. Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of Series B Junior Participating Preferred Share, par value $1.00 per share (the "Participating Preferred Shares") at a price of $60.00 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires 20% or more of the outstanding Common Shares (49% in the case of Security Capital Realty and certain defined affiliates) or announces a tender offer for 25% or more of the outstanding Common Shares. Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by PTR's Board of Trustees.

                     Independent Accountants' Review Report
                     --------------------------------------



The Board of Trustees and Shareholders
Property Trust of America:

We have reviewed the accompanying balance sheet of Property Trust of America as of June 30, 1994, and the related statements of earnings for the three- and six-month periods ended June 30, 1994 and 1993, and the statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Property Trust of America as of December 31, 1993, and the related statements of earnings, shareholders' equity, cash flows for the year then ended, and the related Schedule XI (not presented herein); and in our report dated January 18, 1994, except as to note 10, which is as of February 8, 1994, we expressed an unqualified opinion on those financial statements and schedule. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly presented, in all material respects, in relation to the balance sheet from which is has been derived.



                                    KPMG PEAT MARWICK LLP



El Paso, Texas
July 27, 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PTR's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) rental expense levels, and (iii) the pace and price at which PTR can develop and acquire additional multifamily properties. Capital and credit market conditions which affect PTR's cost of equity and debt capital also influence operating results.

     PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) which increase the demand for multifamily units while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels substantially below construction activity prior to 1986. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for the next twelve months. Rental expense levels also influence operating results, and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for the past year and are expected to increase at a comparable rate for the next twelve months.

     REIT Management believes that development of multifamily properties from the ground up which are built for long term ownership and are designed to meet broad renter preferences and demographic trends will provide a greater source of long term cash flow growth in the future. Therefore, while land prices are favorable, PTR has acquired and will acquire, on an unleveraged basis, prudent amounts of zoned land for multifamily development in the foreseeable future.
The REIT Manager believes PTR's ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of development and acquisition personnel and presence in local markets combined with PTR's access to investment capital.

RESULTS OF OPERATIONS

 INTERIM PERIOD COMPARISON

     During the six months ended June 30, 1994, PTR acquired 16 multifamily properties aggregating 5,405 units for a total purchase price, including planned renovations, of approximately $221 million and completed development of 7 multifamily properties aggregating 1,498 units with a completed cost of $59.7 million. At June 30, 1994, PTR had 3,489 multifamily units under construction with a budgeted completed cost of $159.3 million and had in the final planning stages an estimated 3,691 multifamily units with an aggregate budgeted completed cost of $177.1 million. During the six months ended June 30, 1993, PTR acquired 10 multifamily properties aggregating 2,882 units for a total purchase price, including renovations, of approximately $89.8 million and completed development of 2 multifamily properties with 396 units with a completed cost of $20.7 million. At June 30, 1993, PTR had 3,061 multifamily units under construction with a budgeted completed cost of $136.7 million.

     The percentage of PTR's total rental income generated by multifamily properties was 98.06% and 89.30% for the six months ended June 30, 1994 and 1993, respectively. This percentage will continue to increase throughout 1994 due to past and ongoing multifamily property developments and acquisitions and the periodic sale of non-multifamily properties. Projected 1994 property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") for all operating multifamily properties owned by PTR as of June 30, 1994 is

10.2% of PTR's aggregate cost for these properties. EBITDA does not represent, and should not be construed as, a substitute for net earnings as defined by GAAP and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization. Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and on anticipated operating expenses. No assurance can be given that projected levels of EBITDA will be achieved by these properties or that future developments and acquisitions will achieve the same level of EBITDA relative to PTR's investment basis.

     Property Operations

     Including the newly acquired and developed assets, rental income increased $49.8 million (160.8%), partially offset by higher rental expenses, which increased by $22.4 million (181.6%) and depreciation expense which increased $6.5 million (153.8%) for the six months ended June 30, 1994 over 1993. These increases are due to operating multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprise 96.8% of PTR's total operating properties, based on cost at June 30, 1994, rental expenses were 43.5% and 43.4% of rental income during the six months ended June 30, 1994 and 1993, respectively.

     Multifamily Properties Fully Operating Throughout Both Periods

     For the 29 multifamily properties which were fully operating throughout both the six months ended June 30, 1994 and 1993, property level earnings before interest, income taxes and depreciation (EBITDA) as a percentage of PTR's aggregate investment in these properties increased to 11.01% in 1994 (annualized estimate based on actual results year to date for 1994) from 10.60% in 1993. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $1.7 million as a result of renovation and other capital expenditures. EBITDA does not represent, and should not be construed as, a substitute for net earnings as defined by GAAP and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. The 7.3% increase in rental income for such properties for the six months ended June 30, 1994 as compared to the same period in 1993 was partially offset by increases in rental expenses, primarily due to real estate taxes and turnover expenses.

     Interest and Other Income

     Interest and other income for the six months ended June 30, 1994 increased $621,000 (70.0%) over 1993, primarily resulting from the addition of four purchase money notes aggregating $12.4 million received in 1993 in conjunction with non-multifamily property sales.

     Interest Expense

     Interest expense increased $6.2 million (300.7%) for the six months ended June 30, 1994 when compared to 1993. The increase is primarily attributable to interest expense of $5.5 million resulting from the issuance of $200 million of long term notes in February 1994, as more fully discussed under "Liquidity and Capital Resources."

     Mortgage interest expense increased $1.3 million (96.7%) for the six months ended June 30, 1994 when compared to 1993 as a result of the addition of five mortgages aggregating $41.98 million during the six month period ended June 30, 1994 and three mortgages aggregating $27.0 million during 1993 that were assumed or given in connection with the acquisition of multifamily properties.

     Line of credit interest expense increased $1.3 million (94.0%) resulting primarily from the amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility which was increased from $72 million to $125 million and then to $200 million during 1993. Average borrowings on the line of credit were approximately $37.3 million (with an average interest rate of 7.25%) during the six months ended June 30, 1994, as compared to average borrowings of $24.8 million (with an average interest rate of 6.29%) during 1993.

     The increases in interest expense were offset by an increase of $1.9 million (279%) in capitalized interest. The increase in capitalized interest is attributable to increased multifamily development activity for the six months ended June 30, 1994 as compared to 1993.

     General and Administrative Expense and REIT Management Fee

     The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow, as defined in the REIT Management Agreement, and therefore increased by $3.2 million (113.4%) during the six months ended June 30, 1994 as compared to 1993 because cash flow increased substantially. With the issuance of $200 million of amortizing long term debt as more fully described under "Liquidity and Capital Resources," the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.

     Property Sales and Provision for Possible Loss

     PTR's strategy is to focus on the ownership of multifamily properties. Accordingly, periodic sales of non-multifamily assets have occurred and may continue to occur as favorable sales opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

     PTR develops and acquires properties with a view to effective long term operation and ownership. Over the long term, market and submarket demographics and economics are likely to change. PTR may, from time to time, dispose of assets that in management's view have below average cash flow growth prospects and redeploy the sales proceeds, generally through like kind exchanges, into assets that it believes provide better growth opportunities. Additionally, PTR may on occasion acquire, as a part of a larger portfolio acquisition, properties that do not meet PTR's long term investment criteria. In such cases, PTR will sell those properties and redeploy the funds into properties that do meet its investment criteria.

     PTR sold a 258 unit multifamily property in April, 1994 and a 280 unit multifamily property in July 1994. Both properties had been acquired in portfolio transactions but did not meet PTR's long term investment criteria. The properties were sold at an amount substantially equivalent to their acquisition cost.

     PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the June 30, 1994 statement of earnings. PTR's net carrying value after the provision is $2.9 million. This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

     Preferred Share Distributions

     In November of 1993, PTR issued $230 million of Series A Preferred Shares (the "Preferred Shares") at $25 per share which receive an annual distribution of $1.75 per share (7% annual distribution rate), which amounted to $8.05 million for the six months ended June 30, 1994. The preferred share distributions do not reduce the amount PTR has budgeted for common share distributions but does increase the percentage of the common share distribution which constitutes a non-taxable return of capital.

     Other

     Rental income, rental expenses, depreciation and net earnings for the three months ended June 30, 1994 compared to the three months ended June 30, 1993 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the six month periods ended June 30, 1994 and 1993.

ENVIRONMENTAL MATTERS

     PTR does not expect any environmental condition on its properties to materially adversely affect its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The REIT Manager considers PTR's liquidity and ability to generate cash to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service and shareholder distribution requirements.

     Net cash flow provided by operating activities increased by $31.8 million (340.6%) for the six months ended June 30, 1994 compared to 1993. The increase is due primarily to multifamily property acquisitions and developments as described under "Results of Operations."

     Investing Activities

     During the six months ended June 30, 1994, PTR invested $268.3 million for the development, acquisition and renovation of multifamily properties, net of $41.98 million in mortgages. During the first six months of 1993, PTR invested $121.4 million for the development, acquisition and renovation of multifamily properties, net of a $5 million mortgage. These developments, acquisitions and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

     At July 21, 1994, PTR had unfunded development commitments for developments under construction of $66 million. Additionally, at July 21, 1994, PTR had letters of intent or contingent contracts, subject to PTR's final due diligence, for the acquisition or near term development of 5,015 multifamily units in various southwestern cities with an aggregate acquisition, improvement and development cost of $197.2 million. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

     Financing Activities

     PTR's financing activities for the six months ended June 30, 1994 provided $114.2 million (103.0%) more cash flow than for 1993. The increase in cash flow provided by financing activities is primarily due to increased offering proceeds: $200 million from a debt offering in 1994 discussed below as compared to proceeds of $130 million from sale of common shares in 1993. Proceeds from the offering were used for acquisition, development and renovation of multifamily properties or to repay revolving credit balances incurred for such purposes.

     On August 4, 1994, PTR consummated a conversion of its $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") into an unsecured facility. Borrowings bear interest at the greater of prime or the federal funds rate plus 1/2%, or at PTR's option, LIBOR plus 1.75%-2% (varying based upon the rating from Standard & Poors). Additionally, there is a commitment fee of .125% per annum of the average unfunded line of credit balance. The TCB line matures August 15, 1995 and may annually be extended for an additional year with the approval of TCB and other participating lenders. A request for extension through August 1996 has been submitted and is expected to be approved. All debt incurrences are subject to covenants, as more fully defined in the loan agreement, that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1 and (iii) an unencumbered pool of real estate properties with an aggregate historical cost of at least 175% of unsecured indebtedness.

     PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to future debt and equity offerings in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total book capitalization (28% at June 30, 1994) provides it considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 50% of the sum of book capitalization (sum of long term debt and shareholders' equity) and line of credit debt.

     In May 1994, PTR filed a shelf registration statement with the Securities and Exchange Commission. PTR registered a total of $325 million of securities which can be issued in the form of debt securities, preferred shares of beneficial interest, common shares of beneficial interest, shareholder purchase rights or subscription rights for common shares of beneficial interest.

     PTR filed a prospectus supplement to the shelf registration relating to a Rights Offering of 5,593,718 common shares of beneficial interest at a price of $18 1/4 per share ($102,085,354) on July 21, 1994. Under the terms of the Rights Offering, PTR can issue additional shares of up to 2,625,460 for a total offering of 8,219,178 ($150,000,000). PTR's shareholders of record on July 21, 1994 will receive a dividend of one right for each PTR share they own. Eight rights will be required to purchase one PTR share for $18 1/4 in the Rights Offering. The Rights Offering will expire on August 16, 1994. Security Capital Realty Incorporated, PTR's principal shareholder and an affiliate of the REIT Manager, has agreed to exercise in full its Rights to acquire PTR shares in the offering at the same price paid by the public ($18 1/4 per share) and may seek to acquire additional Rights in open-market purchases. Proceeds from the offering will be used to fund developments and to invest in additional multifamily properties in PTR's target market and to repay borrowings under PTR's revolving line of credit.

     On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes"), collectively referred to as the "Notes". The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013, and $25 million in 2014. In February 1994, PTR received $1.3 million in settlement of an interest protection agreement in the form of a Forward Treasury Lock Agreement entered into with an investment banker on January 28, 1994. The agreement included a determination date of February 1, 1994 and a settlement date of February 2, 1994. The notional amounts were $100 million with a reference price of 100.90625% and $75 million with a reference price of 110.4375%. On February 2, 1994, the settlement prices were 100.32813% and 109.46875%, respectively. There are no agreements outstanding. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs, and an interest rate protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

     Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5.

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

     Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $10.1 million and $2.6 million for the six months ended June 30, 1994 and 1993, respectively.

     Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid or sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

     Funds from Operations represents PTR's net earnings (computed in accordance with generally accepted accounting principles) plus depreciation, amortization of debt issuance costs and provision for possible loss on investments. PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Funds from Operations attributable to Common Shares increased $10.9 million (72.5%)to $26.0 million ($.58 per share) for the six months ended June 30, 1994 from $15.1 million ($.46 per share) for 1993. The increase resulted primarily from increased properties in operation. Funds from Operations should not be construed as a substitute for net earnings in evaluating operating results or as a substitute for cash flow in evaluating liquidity.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10 - Amended and Restated Credit Agreement between PTR and Texas Commerce Bank National Association, dated August 4, 1994 (Previously filed).

     15 -- Letter from KPMG Peat Marwick LLP dated February 1, 1995 regarding unaudited financial information.

     27 -- Financial Data Schedule.

(b)  Reports on Form 8-K:

          Date         Item Reported         Financial Statements
          ----         -------------         --------------------

     April 29, 1994         5,7                       Yes
     July  11, 1994         5,7                       No
     July  19, 1994         5,7                       No

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 1, 1995             PROPERTY TRUST OF AMERICA



                                    /s/ William Kell
                                    ----------------------------
                                    William Kell, Vice President
                                    and Duly Authorized Officer and
                                    Principal Financial Officer