Form 10-Q/A
period 1994-09-30
PROPERTY TRUST OF AMERICA
filed 1995-02-02
CIK 80737

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-Q/A No. 1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

                         Commission File Number 1-10272


                           PROPERTY TRUST OF AMERICA
          -----------------------------------------------------------
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

The number of shares outstanding of the Registrant's common stock as of October 21, 1994 was:

     Shares of Beneficial Interest, $1 par value - 50,397,188 shares

                           PROPERTY TRUST OF AMERICA
                                     INDEX

                                                                        Page
                                                                       Number
PART I.   Financial Information

     Item 1.   Financial Statements

               Balance Sheets - September 30, 1994 and
               December 31, 1993 . . . . . . . . . . . . . . . . . . .    3

               Statements of Earnings - Three and Nine months
               ended September 30, 1994 and 1993 . . . . . . . . . . .    4

               Statements of Cash Flows - Nine months ended
               September 30, 1994 and 1993. . . .  . . . . . . . . . .    5

               Notes to Financial Statements . . . . . . . . . . . . .    6

               Independent Accountants' Review Report. . . . . . . . .   12

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .   13

PART II.  Other Information

     Item 6.   Exhibits and Reports on Form 8K . . . . . . . . . . . .   19

                           PROPERTY TRUST OF AMERICA

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     ASSETS
                                     ------

                                               SEPTEMBER 30,   DECEMBER 31,
                                                    1994           1993
                                               --------------  ------------
                                                (unaudited)

Real estate....................................   $1,233,021     $872,610
Less accumulated depreciation..................       39,071       22,022
                                                  ----------     --------
                                                   1,193,950      850,588
Mortgage notes receivable......................       22,553       22,624
                                                  ----------     --------
    Total investments..........................    1,216,503      873,212

Cash and cash equivalents......................       12,475        5,525
Accounts receivable............................        2,209          763
Other assets...................................       13,350       10,801
                                                  ----------     --------

    Total assets...............................   $1,244,537     $890,301
                                                  ==========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
  Line of credit...............................   $   53,500     $ 51,500
  Long term debt...............................      200,000            -
  Mortgages payable............................       96,200       48,872
  Distributions payable........................            -       11,161
  Accounts payable.............................       12,494       13,514
  Accrued expenses and other liabilities.......       24,719       10,237
                                                  ----------     --------
    Total liabilities..........................      386,913      135,284
                                                  ----------     --------

Shareholders' Equity:
  Series A Preferred shares (9,200,000
    convertible shares authorized and issued;
    stated liquidation preference of
    $25 per share).............................      230,000      230,000
  Common shares (shares issued - 50,561,666
    in 1994 and 44,809,208 in 1993)............       50,562       44,809
  Additional paid-in capital...................      621,787      523,053
  Distributions in excess of net earnings......      (42,796)     (40,916)
  Treasury shares (164,478 in 1994 and
    164,467 in 1993)...........................       (1,929)      (1,929)
                                                  ----------     --------
    Total shareholders' equity.................      857,624      755,017
                                                  ----------     --------

    Total liabilities and
      shareholders' equity.....................   $1,244,537     $890,301
                                                  ==========     ========



    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                  THREE MONTHS              NINE MONTHS
                                              ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                            -----------------------  -------------------------
                                                 1994        1993         1994        1993
                                            --------------------------------------------------
Income:
  Rental income...........................      $50,299     $19,872     $131,103     $50,852
  Interest income.........................          585         615        2,093       1,502
                                                -------     -------     --------     -------
                                                 50,884      20,487      133,196      52,354
                                                -------     -------     --------     -------
Expenses:
  Rental expenses.........................       21,966       7,933       56,662      20,255
  Depreciation............................        6,621       2,536       17,411       6,788
  Interest................................        5,762       1,468       14,021       3,529
  General and administrative and
    REIT management fee...................        3,627       1,960        9,965       5,052
  Provision for possible loss on
    investments...........................            -           -        1,600       2,270
  Other...................................          181         136          533         171
                                                -------     -------     --------     -------
                                                 38,157      14,033      100,192      38,065
                                                -------     -------     --------     -------

Earnings from operations..................       12,727       6,454       33,004      14,289

Gain on sale of investments, net..........            -           -            -       2,302
                                                -------     -------     --------     -------

Net earnings..............................       12,727       6,454       33,004      16,591

Less Series A Preferred
  share distributions.....................        4,025           -       12,075           -
                                                -------     -------     --------     -------

    Net earnings attributable to
     common shares........................      $ 8,702     $ 6,454     $ 20,929     $16,591
                                                =======     =======     ========     =======

Weighted average common shares
  outstanding.............................       47,051      35,742       45,490      33,950
                                                =======     =======     ========     =======

Per share amounts attributable
  to common shares:

  Net earnings............................        $0.18       $0.18        $0.46       $0.49
                                                =======     =======     ========     =======

  Distributions...........................        $0.25      $0.205        $0.75      $0.615
                                                =======     =======     ========     =======

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER  30,
                                                   ----------------------
                                                      1994        1993
                                                   ----------  ----------
OPERATING ACTIVITIES:
  Net earnings...................................  $  33,004   $  16,591
   Items not requiring (providing) cash:
    Depreciation and amortization................     19,025       7,899
    Other, net...................................          -         121
    Provision for possible loss on
      investments................................      1,600       2,270
    Gain on sale of investments, net.............          -      (2,302)
  Accounts and accrued interest receivable.......     (1,446)        (74)
  Accounts payable...............................        792       1,112
  Accrued real estate taxes......................      7,355       1,972
  Accrued other expenses and other liabilities...      7,210       1,609
  Net change in other operating assets...........       (793)     (1,562)
                                                   ---------   ---------
    Net cash flow provided by operating
      activities.................................     66,747      27,636
                                                   ---------   ---------

INVESTING ACTIVITIES:
  Real estate investments........................   (319,268)   (205,874)
  Sale of real estate property, net..............     12,041       6,224
  Mortgage notes receivable......................         71       1,245
                                                   ---------   ---------
    Net cash flow used in investment activities..   (307,156)   (198,405)
                                                   ---------   ---------

FINANCING ACTIVITIES:
  Proceeds from sale of shares,
    net of expenses..............................    101,807     295,667
  Proceeds from line of credit...................    216,250     159,000
  Proceeds from dividend reinvestment
    and share purchase plan, net.................      2,896       7,142
  Proceeds from long term debt...................    200,000           -
  Proceeds from exercise of stock options, net...         21         205
  Cash distributions paid on common shares.......    (33,970)    (20,019)
  Cash distributions paid on preferred shares....    (12,075)          -
  Debt issuance costs incurred...................     (3,581)     (1,225)
  Regularly scheduled principal payments on
    mortgages payable............................     (1,131)       (469)
  Prepayments of mortgages payable...............     (8,370)     (5,577)
  Principal payments on line of credit...........   (214,250)   (213,802)
  Purchase of treasury shares....................          -        (114)
  Other..........................................       (238)          -
                                                   ---------   ---------
    Net cash flow provided by
      financing activities.......................    247,359     220,808
                                                   ---------   ---------

Net increase in cash and cash equivalents........      6,950      50,039
Cash and cash equivalents at beginning
  of period......................................      5,525       6,998
                                                   ---------   ---------

Cash and cash equivalents at end of period.......  $  12,475   $  57,037
                                                   =========   =========

Non-cash financing activities:
  Receipt of purchase notes from sale of
    non-multifamily investments..................  $       -   $  12,413
  Mortgage notes assumed or given upon purchase
    of multifamily properties....................  $  56,829   $   5,000

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1994


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

          In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary for a fair presentation of PTR's financial statements for the interim period. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

          Per share data is computed by using the weighted average of common shares outstanding during the period. The assumed conversion of the Cumulative Convertible Series A Preferred Shares of Beneficial Interest, ("Preferred Shares") was antidilutive for the three and nine months ended September 30, 1994.

(2)  REAL ESTATE

          Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                    September 30, 1994  December 31, 1993
                                    ------------------  ------------------
                                    Investment   Units  Investment  Units
                                    -----------  -----  ----------  ------
      Multifamily:
        Operating properties......   $1,078,226  30,536   $730,994  22,493
        Developments under
          construction............       77,426   3,629     84,395   3,048
        Developments in planning..       40,622   5,327     17,490   2,550
        Land held for future
         development..............        3,366              4,208
                                     ----------           --------

          Total Multifamily.......    1,199,640            837,087

      Non-multifamily.............       33,381             35,523
                                     ----------           --------

          Total real estate.......   $1,233,021           $872,610
                                     ==========           ========

          The change in investments in real estate, at cost, from December 31, 1993 to September 30, 1994 consisted of the following (in thousands):

               Balance at December 31, 1993.............   $ 872,610

               Acquisitions and renovation
                 expenditures...........................     251,488
               Development expenditures including land
                 acquisitions...........................     117,205
               Capital improvements.....................       2,392
               Real estate sold.........................     (12,275)
               Acquisition of land held for future
                 development, net of transfers..........       3,366
               Provision for possible loss on
                 investments............................      (1,600)
               Other....................................        (165)
                                                           ---------

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1994



               Balance at September 30, 1994............  $1,233,021
                                                          ==========

          The land PTR currently owns or controls through letters of intent or contingent contracts, subject to PTR's final due diligence, will allow for development of 6,235 additional multifamily units, which will be an important generator of growth for PTR in 1995 and beyond. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

          At October 21, 1994, PTR had unfunded development commitments for developments under construction of $71.3 million.

          PTR develops and acquires properties with a view to effective long term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio allocation, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long term investment criteria and redeploy the proceeds therefrom, preferably through like kind exchanges, into assets that it believes provide better long term growth opportunities.

          PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the September 30, 1994 statement of earnings. PTR's net carrying value after the provision is $2.85 million. This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

          PTR focuses its investment and development activities on multifamily properties. PTR will continue to aggressively manage non-multifamily properties in order to maximize cash flow, and disposition of such non-multifamily properties may occur as opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

(3)  DISTRIBUTIONS

          On October 21, 1994, the Trustees declared a cash distribution of $.25 per common share payable on November 14, 1994 to shareholders of record on November 1, 1994.

(4)  LINE OF CREDIT AND LONG TERM DEBT

     Line of Credit

          On August 4, 1994, PTR consummated a conversion of its $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") into an unsecured facility ("TCB line"). Borrowings bear interest at the greater of prime or the federal funds rate plus 1/2%, or at PTR's option, LIBOR plus 1.75% to 2% (varying based upon PTR's Standard & Poors rating). At September 30, 1994, PTR's outstanding LIBOR contract borrowings amounted to $52 million at a base LIBOR rate of 4.875% plus 1.75% for a total rate of 6.625%. Additionally, there is a commitment fee of .125% per annum of the average unfunded line of credit balance.

          On October 27, 1994, the TCB line was increased to $275 million and

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1994


     the maturity was extended to August 15, 1996. The TCB line may be extended annually for an additional year with the approval of TCB and other participating lenders. All debt incurrences are subject to covenants, as more fully defined in the loan agreement, that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1, (iii) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness. As of September 30, 1994, PTR was in compliance with all debt covenants.

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

          The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013 and $25 million in 2014. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs and proceeds from an interest rate protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

          Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5. As of September 30, 1994, PTR was in compliance with all debt covenants.

     Interest

          Interest paid for the nine months ended September 30, 1994 was $14,861,000, including $4,254,000 of interest capitalized during

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1994


     construction. Interest paid for the nine months ended September 30, 1993 was $3,595,000, including $1,527,000 of interest capitalized during construction.

          Amortization of debt issuance costs included in interest expense for the nine months ended September 30, 1994 and 1993 was $1,614,000 and $1,111,000, respectively.

(5)  REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

          In March 1994, PTR renewed its REIT Management agreement with Security Capital (Southwest) Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is an affiliate of Security Capital Realty Incorporated ("Realty"), which owns approximately 31.88% of PTR's shares of beneficial interest. In exchange for providing research, investment analysis, acquisition and development services, asset management, capital funding, legal and accounting services, and day-to-day management of PTR's operations, the REIT Management agreement permits the REIT Manager to earn a base annual fee of $855,000, plus 16% of cash flow per year, as defined in the REIT Management agreement, in excess of $4,837,000. Under the terms of the agreement, long term debt described in
     Note 4 above, is treated as if it had regularly scheduled principal and interest payments like a 20-year, level monthly payment, fully amortizing mortgage and the assumed principal and interest payments are deducted from cash flow in determining the fee. The REIT Manager also receives a fee of 0.25% per year on the average daily balance of cash equivalent investments.

          The REIT Management Agreement also requires PTR to pay the REIT Manager an incentive fee upon any sale of PTR's real estate assets. For assets owned at March 1, 1991, the fee is equal to 10% of the gain above an agreed asset valuation prepared by an unrelated investment bank. For assets acquired after March 1, 1991, the fee equals 10% of the gain above PTR's all-in cost for the assets, including transaction costs and capital improvements, as increased by the inflation rate since the date of acquisition. All incentive fees are averaged over three-year periods to avoid any windfalls related to sales in any particular year. Any incentive fees earned by the REIT Manager will be paid in common shares at the then market price. On September 22, 1994, the Board of Trustees amended the REIT Management Agreement to eliminate any incentive fees upon tax-deferred exchanges of PTR's real estate assets.

          The REIT Management fee for the nine months ended September 30, 1994 was $9,443,000 and $4,619,000 for the nine months ended September 30, 1993. No incentive fees have been earned by the REIT Manager.

          SCG Realty Services Incorporated ("SCG Realty Services"), currently manages approximately 89% of PTR's multifamily properties. In addition to property management, SCG Realty Services performs, among other things, certain due diligence services for PTR's acquisitions. The sole shareholder of PTR's REIT Manager owns 100% of SCG Realty Services' voting stock. For the nine months ended September 30, 1994 and 1993, PTR paid an aggregate of $4.7 million and $2.3 million, respectively, to SCG Realty Services, including $4.5 million and $1.9 million, respectively, in property management fees. Rates for services performed by SCG Realty Services are subject to approval by PTR's independent Board of Trustees

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1994


     and are at rates prevailing in the markets in which PTR operates. In September 1994, PTR's Board of Trustees renewed the property management agreement for an additional year.

(6)  SHELF REGISTRATION

          On May 2, 1994, PTR filed a shelf registration statement with the Securities and Exchange Commission. PTR registered a total of $325 million of securities which can be issued in the form of debt securities, preferred shares of beneficial interest, common shares of beneficial interest, shareholder purchase rights or subscription rights for common shares of beneficial interest. On August 16, 1994, PTR raised $102.1 million in gross proceeds from a Rights Offering (see Note 8). Therefore, as of September 30, 1994, $222.9 million in securities were available to be issued under this shelf registration.

(7)  SHAREHOLDER PURCHASE RIGHTS

          On July 11, 1994, the Board of Trustees of PTR announced the redemption, effective at the close of business on July 21, 1994, of the shareholder purchase rights issued pursuant to the Rights Agreement dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 was entitled to receive $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994.

          In addition, the Board of Trustees declared a dividend of one preferred share purchase right (a "Purchase Right") for each Common Share outstanding, payable to holders of Common Shares of record at the close of business on July 21, 1994. Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of Series B Junior Participating Preferred Share, par value $1.00 per share (the "Participating Preferred Shares") at a price of $60.00 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires 20% or more of the outstanding Common Shares (49% in the case of Realty and certain defined affiliates) or announces a tender offer for 25% or more of the outstanding Common Shares. Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by PTR's Board of Trustees.

(8)  RIGHTS OFFERING

          On August 16, 1994, PTR raised $101.8 million net proceeds from a Rights Offering of 5,593,718 common shares of beneficial interest at a
     price of $18 1/4 per share.   Proceeds from the offering were used to fund
     developments and to invest in additional multifamily properties in PTR's

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1994


     target market and to repay borrowings under PTR's revolving line of credit.

                     Independent Accountants' Review Report
                     --------------------------------------



The Board of Trustees and Shareholders
Property Trust of America:

We have reviewed the accompanying balance sheet of Property Trust of America as of September 30, 1994, and the related statements of earnings for the three- and nine-month periods ended September 30, 1994 and 1993, and the statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Property Trust of America as of December 31, 1993, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 18, 1994, except as to note 10, which is as of February 8, 1994, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



                                    KPMG PEAT MARWICK LLP



El Paso, Texas
October 24, 1994

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

RESULTS OF OPERATIONS

  INTERIM PERIOD COMPARISON

     During the nine months ended September 30, 1994, PTR acquired 17 multifamily properties aggregating 6,203 units for a total purchase price, including planned renovations, of approximately $252.1 million and completed development of 10 multifamily properties aggregating 2,378 units with a completed cost of $109.2 million. At September 30, 1994, PTR had 3,629 multifamily units under construction with a budgeted completed cost of $148.7 million and had in the final planning stages an estimated 5,327 multifamily units with an aggregate budgeted completed cost of $264.3 million. During the nine months ended September 30, 1993, PTR acquired 17 multifamily properties aggregating 4,709 units for a total purchase price, including renovations, of approximately $146.6 million and completed development of 3 multifamily properties with 732 units with a completed cost of $30.4 million. At September 30, 1993, PTR had 3,127 multifamily units under construction with a budgeted completed cost of $137.9 million.

     The percentage of PTR's total rental income generated by multifamily properties was 98.13% and 91.43% for the nine months ended September 30, 1994 and 1993, respectively. This percentage will continue to increase throughout 1994 due to past and ongoing multifamily property developments and acquisitions and the periodic sale of non-multifamily properties. Projected 1994 property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") for all operating multifamily properties owned by PTR as of September 30, 1994 is 10.03% of PTR's aggregate cost for these properties. EBITDA does not represent, and should not be construed as, a substitute for net earnings as defined by GAAP and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. Aggregate cost for the properties includes the purchase price, closing costs and budgeted capital improvements and marketing costs prior to stabilization. Projected EBITDA is based on current lease rates for stabilized properties and current market rates for properties being stabilized and on anticipated operating expenses. No assurance can be given that projected levels of EBITDA will be achieved by these properties or that future developments and acquisitions will achieve the same level of EBITDA relative to PTR's investment basis.

     Property Operations

     Including the newly acquired and developed assets, rental income increased $80.3 million (157.8%), which was partially offset by higher rental expenses which increased by $36.4 million (179.7%) and depreciation expense which increased $10.6 million (156.5%) for the nine months ended September 30, 1994 over 1993. These increases are due to operating multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprise 97% of PTR's total operating properties, based on cost at September 30, 1994, rental expenses were 43.8% and 42.4% of rental income during the nine months ended September 30, 1994 and 1993, respectively.

     Multifamily Properties Fully Operating Throughout Both Periods

     For the 29 multifamily properties which were fully operating throughout both the nine months ended September 30, 1994 and 1993, property level earnings before interest, income taxes and depreciation (EBITDA) as a percentage of PTR's aggregate investment in these properties increased to 11.1% in 1994 (annualized estimate based on actual results year to date for 1994) from 10.6% in 1993.
This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $2.1 million as a result of renovation and other capital expenditures. EBITDA does not represent, and should not be construed as, a substitute for net earnings as defined by GAAP and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. The 7.4% increase in rental income (the majority resulting from a 6.81% rental rate increase) for such properties for the nine months ended September 30, 1994 as compared to the same period in 1993 was offset by increases in rental expenses, primarily due to real estate taxes and turnover expenses.

     Interest Income

     Interest income for the nine months ended September 30, 1994 increased $591,000 (39.3%) over 1993, primarily resulting from the addition of four purchase money notes aggregating $12.4 million received in 1993 in conjunction with non-multifamily property sales.

     Interest Expense

     Interest expense increased $10.5 million (297.3%) for the nine months ended September 30, 1994 when compared to 1993. The increase is primarily attributable to interest expense of $9.3 million resulting from the issuance of $200 million of long term notes in February 1994, as more fully discussed under "Liquidity and Capital Resources."

     Mortgage interest expense increased $2.3 million (115.1%) for the nine months ended September 30, 1994 when compared to 1993 as a result of the addition of six mortgages aggregating $56.8 million during the nine month period ended September 30, 1994 and three mortgages aggregating $27.0 million during 1993 that were assumed or given in connection with the acquisition of multifamily properties.

     Line of credit interest expense increased $1.6 million (52.4%) resulting primarily from the amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility which was increased from $72 million to $125 million and then to $200 million during 1993 and converted to an unsecured credit facility in August 1994. Average borrowings on the line of credit were approximately $54.9 million (with an average interest rate of 7.24%) during the nine months ended September 30, 1994, as compared to average borrowings of $40.4 million (with an average interest rate of 6.30%) during 1993.

     The increases in interest expense were offset by an increase of $2.7 million (178.6%) in capitalized interest. The increase in capitalized interest is attributable to increased multifamily development activity for the nine months ended September 30, 1994 as compared to 1993.

     General and Administrative Expense and REIT Management Fee

     The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow, as defined in the REIT Management Agreement, and therefore increased by $4.8 million (104.4%) during the nine months ended September 30, 1994 as compared to 1993 because cash flow increased substantially. The REIT management fee was 7.1% and 8.8% of total revenues for the nine months ended September 30, 1994 and 1993, respectively. With the issuance of $200 million of amortizing long term debt as more fully described under "Liquidity and Capital Resources," the REIT Management fee will effectively decline in proportion to PTR's net earnings because actual or assumed regularly scheduled principal and interest payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.

     Property Dispositions and Provision for Possible Loss

     PTR develops and acquires properties with a view to effective long term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio allocation, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long term investment criteria and redeploy the proceeds therefrom, preferably through like kind exchanges, into assets that it believes provide better long term growth opportunities.

     PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the September 30, 1994 statement of earnings. PTR's net carrying value after the provision is $2.85 million.
This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

     PTR focuses its investment and development activities on multifamily properties. PTR will continue to aggressively manage non-multifamily properties in order to maximize cash flow, and disposition of such non-multifamily properties may occur as opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

     Preferred Share Distributions

     In November of 1993, PTR issued $230 million of Series A Preferred Shares (the "Preferred Shares") at $25 per share that are entitled to receive an annual distribution of $1.75 per share (7% annual distribution rate), which amounted to $12.075 million for the nine months ended September 30, 1994. The preferred share distributions do not reduce the amount PTR has budgeted for common share distributions but does increase the percentage of the common share distribution which constitutes a non-taxable return of capital.

     Other

     Rental income, rental expenses, depreciation and net earnings for the three months ended September 30, 1994 compared to the three months ended September 30, 1993 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine month periods ended September 30, 1994 and 1993.

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

     Net cash flow provided by operating activities increased by $39.1 million (141.5%) for the nine months ended September 30, 1994 compared to 1993. The increase is due primarily to multifamily property acquisitions and developments as described under "Results of Operations."

     Investing Activities

     During the nine months ended September 30, 1994, PTR invested $319.3 million for the development, acquisition and renovation of multifamily properties, net of $56.8 million in mortgages. During the first nine months of 1993, PTR invested $205.9 million for the development, acquisition and renovation of multifamily properties, net of a $5 million mortgage. These developments, acquisitions and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

     At October 21, 1994, PTR had unfunded development commitments for developments under construction of $71.3 million. Additionally, the land PTR currently owns or controls through letters of intent or contingent contracts, subject to PTR's final due diligence, will allow for the development of 6,235 additional multifamily units, which will be an important generator of growth for PTR in 1995 and beyond. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

     Financing Activities

     PTR's financing activities for the nine months ended September 30, 1994 provided $26.6 million (12%) more cash flow than for 1993. The increase in cash flow provided by financing activities is primarily due to increased borrowings on the revolving line of credit.

     On August 4, 1994, PTR consummated a conversion of its $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") into an unsecured facility ("TCB line"). Borrowings bear interest at the greater of prime or the federal funds rate plus 1/2%, or at PTR's option, LIBOR plus 1.75%-2% (varying based upon the rating from Standard & Poors). At September 30, 1994, PTR's outstanding LIBOR contract borrowings amounted to $52 million at a base LIBOR rate of 4.875% plus 1.75% for a total rate of 6.625%. Additionally, there is a commitment fee of .125% per annum of the average unfunded line of credit balance. On October 27, 1994, the TCB line was increased to $275 million and the maturity was extended to August 15, 1996. The TCB line may annually be extended for an additional year with the approval of TCB and other participating lenders. All debt incurrences are subject to covenants, as more fully defined in the loan agreement, that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1,
(iii) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness. As of September 30, 1994, PTR was in compliance with all debt covenants.

       PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to future debt and equity offerings in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total long term capitalization, the sum of long term debt and shareholders' equity, (26% at September 30, 1994) provides it considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 50% of the sum of total book capitalization.

     On May 2, 1994, PTR filed a shelf registration statement with the Securities and Exchange Commission. PTR registered a total of $325 million of securities which can be issued in the form of debt securities, preferred shares of beneficial interest, common shares of beneficial interest, shareholder purchase rights or subscription rights for common shares of beneficial interest. As described below, PTR issued $102.1 in securities in August 1994 leaving, as of September 30, 1994, $222.9 million in securities available to be issued under this shelf registration.

     On August 16, 1994, PTR raised $101.8 million net proceeds from a Rights Offering of 5,593,718 common shares of beneficial interest at a price of $18 1/4 per share. PTR's shareholders of record on July 21, 1994 received a distribution of one right for each PTR share they owned. Eight rights were required to purchase one PTR share for $18 1/4 in the rights offering. Realty, PTR's principal shareholder and an affiliate of the REIT Manager, exercised in full its rights to acquire PTR shares in the offering at the same price paid by the public ($18 1/4 per share) and acquired additional rights in open-market purchases. Proceeds from the offering were used to fund developments and to invest in additional multifamily properties in PTR's target market and to repay borrowings under PTR's revolving line of credit.

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

     Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5. As of September 30, 1994, PTR was in compliance with all debt covenants.

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

     Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $13 million and $3.4 million for the nine months ended September 30, 1994 and 1993, respectively.

     Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid or sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

     Funds from Operations is defined as net earnings from operations plus certain non-cash items, principally depreciation. PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Funds from Operations attributable to Common Shares increased $16.7 million (68.1%)to $41.3 million for the nine months ended September 30, 1994 from $24.6 million for 1993. The increase resulted primarily from increased properties in operation. Funds from Operations should not be construed as a substitute for net earnings in evaluating operating results or as a substitute for cash flow in evaluating liquidity.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 - Amended and Restated Credit Agreement between PTR and Texas Commerce Bank National Association, dated October 27, 1994 (Previously filed).

     10.2 - Third Amended and Restated REIT Management Agreement dated March 1, 1994 (Previously filed).

     15 -- Letter from KPMG Peat Marwick LLP dated February 1, 1995 regarding unaudited financial information.

     27 -- Financial Data Schedule.

(b)  Reports on Form 8-K:

         Date              Item Reported         Financial Statements
         ----              -------------         --------------------
     July 11, 1994              5,7                       No
     July 19, 1994              5,7                       No
     July 27, 1994              5,7                       No

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 1, 1995                PROPERTY TRUST OF AMERICA
       ----------------



                                       /s/ William Kell
                                       ----------------------------------
                                       William Kell, Vice President
                                       and Duly Authorized Officer
                                       and Principal Financial Officer