Form 10-K/A
PROPERTY TRUST OF AMERICA
filed 1995-02-02
CIK 80737

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               FORM 10-K/A NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO         .

COMMISSION FILE NUMBER 1-10272

                           PROPERTY TRUST OF AMERICA
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               74-6056896
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                      SECURITY CAPITAL GROUP INCORPORATED
                             ADMINISTRATIVE CENTER
                           7777 MARKET CENTER AVENUE
                              EL PASO, TEXAS 79912
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                 (915) 877-3900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                   ON WHICH REGISTERED
                    -------------------                  ---------------------
      Common Shares of Beneficial Interest, par value
       $1.00 per share                                  New York Stock Exchange
      Cumulative Convertible Series A Preferred Shares
       of Beneficial Interest, par value $1.00 per
       share                                            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the Registrant's shares on February 11, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $637,093,846.

  At February 11, 1994, there were outstanding approximately 44,644,734 Common Shares of Beneficial Interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders scheduled to be held May 3, 1994 are incorporated by reference in Part III of this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                              PAGE
 ----                             -----------                              ----

                                     PART I
   2. Properties.........................................................    3
      Geographic Distribution............................................    7
   3. Legal Proceedings..................................................    7

                                    PART II
      Market for the Registrant's Common Equity and Related Stockholder
   5. Matters............................................................    8
      Dividend Reinvestment and Share Purchase Plan......................    8
   6. Selected Financial Data............................................   10
      Management's Discussion and Analysis of Financial Condition and
   7. Results of Operations..............................................   11
      Overview...........................................................   11
      Results of Operations..............................................   11
      Environmental Matters..............................................   14
      Liquidity and Capital Resources....................................   15
      REIT Management Agreement..........................................   17
   8. Financial Statements and Supplementary Data........................   18

                                    PART IV
  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....   19

ITEM 2. PROPERTIES

  The information in the following table is for properties owned at December 31, 1993.

                                    YEAR     PERCENTAGE  RENTABLE
                                  ACQUIRED   LEASED AT   UNITS OR
METROPOLITAN                         OR     DECEMBER 31,  SQUARE        PTR
    AREA                         COMPLETED      1993     FOOTAGE   INVESTMENT(1)
- ------------                     ---------- ------------ -------- ---------------
                                                                  (DOLLAR AMOUNTS
                                                                   IN THOUSANDS)
  MULTIFAMILY (UNITS):
   Albuquerque, New Mexico:
     Corrales Pointe............    1993         94%         208    $    6,299
     La Paloma(2)...............    1993        n/a          424         4,697
     The Pavilions Phase I(3)...    1991         98          118         7,340
     The Pavilions Phase II(3)..    1992         98          122         8,016
     Sandia Ridge(3)............    1992         96          272         7,298
     Vista del Sol(3)...........    1993         85          168         5,701
     Wellington Place...........    1993         96          280         9,472
   Austin, Texas:
     Anderson Mill..............    1993         97          350        11,827
     Cannon Place...............    1993         87          184         6,138
     Saddle Brook(2)............    1992        n/a          308        11,264
     La Mirage(2)...............    1992        n/a          348        14,067
     The Ridge(3)...............    1993         94          326         9,939
     Rock Creek.................    1993         99          314         8,735
     Hunters' Run(2)............    1993        n/a          240         1,469
     San Marcos Place...........    1993         95          258         5,909
     Shadowood..................    1993         99          235         6,064
     Spyglass(3)................    1992         96          298        10,280
   Dallas, Texas:
     Apple Ridge................    1993         93          304         9,947
     Custer Crossing............    1993         95          244        10,175
     Homestead Village I-
      Skillman Rd...............    1992         96          133         3,020
     Homestead Village II-
      Stemmons Fwy..............    1992         92          132         3,162
     Homestead Village III-
      Tollway...................    1993         94          120         2,712
     Homestead Village V-N.
      Richland Hills(2).........    1993        n/a          134         2,689
     Homestead Village VI-Coit
      Road(2)...................    1993        n/a          134         2,679
     Homestead Village XIII-Ar-
      lington(2)................    1993        n/a          138           659
     Indian Creek...............    1993         94          328        11,924
     Pine Hills.................    1993         93          280         5,898
     Post Oak Ridge.............    1993        100          486        14,107
     Quail Run..................    1993         96          278        10,711
     Somerset...................    1993         94          372        14,556
     Summerstone................    1993         94          192         7,019
     Woodland Park..............    1993         98          216         6,939
   Denver, Colorado:
     Cambrian Apartments(3).....    1993         94          384        11,802
     The Cedars(3)..............    1993         97          408        16,315
     Fox Creek..................    1993         93          175         5,889
     Hickory Ridge(3)...........    1992         99          688        23,038
     Reflections Phase I(3).....    1993         93          208         8,459
     Reflections Phase II(2)....    1993        n/a          208           858
     Sunwood....................    1992         98          156         5,914
   El Paso, Texas:
     Acacia Park(2).............    1993        n/a          360         1,371
     Cielo Vista................    1993         98          378         5,675
     The Crest(3)...............    1992         93          232         7,951
     Double Tree(3).............    1993         95          284         5,950
     Las Flores.................    (4)          93          468         7,904
     Mountain Village(3)........    1992         98          288         6,951

                                                     (see notes following table)

                              YEAR     PERCENTAGE  RENTABLE
                            ACQUIRED   LEASED AT   UNITS OR
METROPOLITAN                   OR     DECEMBER 31,  SQUARE        PTR
    AREA                   COMPLETED      1993     FOOTAGE   INVESTMENT(1)
- ------------               ---------- ------------ -------- ---------------
                                                            (DOLLAR AMOUNTS
                                                             IN THOUSANDS)
     The Phoenix..........    1993         95%         336    $    9,529
     Shadow Ridge Phase
      I(3)................    1991         97          208         5,275
     Shadow Ridge Phase
      II(2)...............    1993        n/a          164         1,143
     Spring Park(5).......    1990        100          180         5,191
     Tigua Village........    (6)          95          184         2,097
   Houston, Texas:
     Braeswood Park(7)....    1993         95          240        12,355
     Cranbrook Forest.....    1993         96          261         6,649
     Homestead Village IV-
      West by North-
      west(2).............    1993        n/a          134         2,554
     Homestead Village
      VII-Southpoint(2)...    1993        n/a          134         1,769
     Homestead Village
      VIII-Westheimer(2)..    1993        n/a          134         1,447
     Homestead Village IX-
      Park Ten(2).........    1993        n/a          134           988
     Homestead Village X-
      Southwest Techniplex
      (2).................    1993        n/a          134           718
     Homestead Village XI-
      Bammel Westfield(2).    1993        n/a          134           773
     Pineloch.............    1993         94          440        13,195
     Weslayan Oaks........    1993         96           84         4,540
     Woodside Village.....    1975         92          196         5,605
   Las Cruces, New Mexi-
    co:
     Park Place Phase
      I(5)................    1989         98          160         4,416
     Park Place Phase
      II(5)...............    1991         98          132         4,109
   Oklahoma City, Oklaho-
    ma:
     Warrington...........    1993         90          204         5,757
   Phoenix, Arizona:
     Dobson Bay Club(3)...    1992        100          166         6,092
     Moorings at Mesa
      Cove(3).............    1992         95          406        16,784
     Papago Crossing......    1992         99          180         3,667
     Pelican Bay..........    1993         96          472        14,116
     Pheasant Run(3)......    1993         98          248         8,169
     Presidio at South
      Mountain(8).........    1993         93          600        30,819
     The Ridge............    1993         96          380        12,318
     San Antigua(2).......    1993        n/a          320        14,852
     San Marin(3).........    1993         98          276        17,894
     San Marina(3)........    1992         98          400         6,781
     San Marquis Phase
      I(2)................    1993        n/a          264         8,094
     San Marquis Phase
      II(2)...............    1993        n/a          208         1,590
     Sunstone.............    1993         91          242        10,243
     Superstition Park(3).    1992         96          376        12,173
   San Antonio, Texas:
     Applegate............    1993         95          344         9,309
     Camino Real(3).......    1993         95          176         6,008
     Cobblestone Vil-
      lage(3).............    1992         97          184         4,342
     Contour Place........    1992         96          126         2,525
     The Crescent Phase
      I(2)................    1992        n/a          306        13,390
     The Crescent Phase
      II(2)...............    1993        n/a          216         1,749
     The Gables...........    1993         94          192         6,868
     Homestead Village
      XII-Medical Cen-
      ter(2)..............    1993        n/a          134         1,099
     Indian Trails........    1993         92          254         3,779
     Lakeside Villas(3)...    1992         95          292        13,466
     Marbach Park.........    1993         93          304         6,571
     The Marina...........    1993         96           72         1,946
     Medical Drive(2).....    1993        n/a          276         1,642
     Oakhampton Place(3)..    1992         98          280        12,081
     Palisades Park.......    1993        100          328         7,430
     Panther Spring.......    1993         97           88         4,141
     The Pond.............    1993         94          328        11,031

                                                     (see notes following table)

                              YEAR     PERCENTAGE  RENTABLE
                            ACQUIRED   LEASED AT   UNITS OR
METROPOLITAN                   OR     DECEMBER 31,  SQUARE         PTR
    AREA                   COMPLETED      1993     FOOTAGE    INVESTMENT(1)
- ------------               ---------- ------------ --------  ---------------
                                                             (DOLLAR AMOUNTS
                                                              IN THOUSANDS)
     The Shores...........    1993         96%         160     $    4,298
     Towne East...........    1993         98          100          2,234
     Villas of Castle
      Hills...............    1993         93          163          5,339
     Villas of St.
      Tropez(3)...........    1992         97          273         10,605
   Santa Fe, New Mexico:
     The Enclave(3).......    1992         87          204          9,620
     The Meadows(2).......    1993        n/a          296          8,011
     Rancho Vizcaya(3)....    1991         81          212         11,955
   Tucson, Arizona:
     Cobble Creek(3)......    1992         99          301          7,600
     Craycroft Gardens....    1992         99          101          1,902
     Haystack.............    1993         99          272          6,445
     Sonoran Terraces(3)..    1992         99          374         17,615
     Sundown Village Phase
      I(3)................    1993        100          250          8,315
     Sundown Village Phase
      II(2)...............    1993        n/a           76            539
     Tierra Antigua(3)....    1992         99          147          5,396
     Ventana Canyon.......    1993        n/a          240          1,766
     Villa Caprice........    1993         92          268          8,517
     Windsail(10).........    1993        100          300          9,662
   Tulsa, Oklahoma:
     Southern Slope.......    1993         95          142          5,192
                                          ---      -------     ----------
       Total Multifamily..                 95%      28,091     $  832,879
                                          ===      =======     ==========
  LAND HELD FOR FUTURE
   MULTIFAMILY DEVELOP-
   MENT:
   Austin, Texas:
     Ridge Line...........    1993        n/a%         (11)    $    2,599
     Saddle Brook Phase
      III.................    1993        n/a          (12)           787
     Saddle Brook Phase
      IV..................    1993        n/a          (13)           822
                                          ---      -------     ----------
       Total Development
        Land..............                n/a%         n/a     $    4,208
                                          ===      =======     ==========
  HOTEL (ROOMS):
   San Francisco, Cali-
    fornia:
     Wharf Holiday
      Inn(14)............. 1971/90/92      80%         338     $   22,870
                                          ===      =======     ==========
OFFICE/INDUSTRIAL
 (SQUARE FEET):
 Dallas, Texas:
   Irving Blvd(15)......    1977        100%      37,200     $      540
   Texas Commerce Bank
    Bldg.(16)...........    1985         97      114,600          4,616
   Valwood..............    1983        n/a          (17)           331
 El Paso, Texas:
   Vista Industrial(18).    1989        100      130,000          3,121
 Ontario, California:
   Ontario Industrial
    Building............    1987        100      127,600          3,928
                                        ---      -------     ----------
     Total
      Office/Industrial.                 99%     409,400     $   12,536
                                        ===      =======     ==========
     Other(9)...........                100%      49,000     $      622
                                        ===      =======     ==========
     Total..............                                     $  873,115
- --------
                                                             ==========

 (1) Represents the lower of cost or net realizable value at December 31, 1993, not including planned renovations, for properties owned at December 31, 1993.
 (2) Under development.
 (3) Pledged to secure PTR's $200 million line of credit.
 (4) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983. The entire project is subject to a deed of trust securing long term mortgage debt of $6.1 million.
 (5) The Spring Park Apartments and the Park Place Apartments are subject to deeds of trust securing long term mortgage debt aggregating $11.5 million.

 (6) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978. The entire project is subject to deeds of trust securing long term mortgage debt aggregating $1.0 million.
 (7) PTR assumed $7.1 million of long term mortgage debt in connection with the acquisition of this property.
 (8) PTR assumed $14.9 million of long term mortgage debt in connection with the acquisition of this property.
 (9) Includes Avondale Shopping Center ($505) which is under a master lease containing a purchase option in favor of the lessee.
(10) The Windsail Apartments are subject to a deed of trust securing long term mortgage debt of $4.9 million.
(11) 104.9 acres of undeveloped land. Approximately 38 acres of commercial frontage are subject to a purchase option in favor of an unrelated third party which expires on September 9, 1996.
(12) 16.5 acres of undeveloped land.
(13) 8.7 acres of undeveloped land.
(14) PTR owns the building and land leased to Holiday Inns of America, Inc. at Fisherman's Wharf in San Francisco. The improvements and the leasehold interest are mortgaged to secure $0.8 million of long term debt. The lease with Holiday Inns expires in 1995, subject to the lessee's option to renew until 2018. The lessee has recently renovated portions of this building at its own expense.
(15) The Irving Building is subject to a deed of trust securing long term mortgage debt of $0.2 million.
(16) PTR owns this property though a 40% owned joint venture. Represents PTR's investment as recorded on the equity method of accounting.
(17) Four acres of undeveloped land.
(18) The Vista Industrial building is subject to a deed of trust securing long term mortgage debt of $2.3 million.

GEOGRAPHIC DISTRIBUTION

  PTR's properties are located in 16 metropolitan areas in six states. The table below demonstrates the geographic distribution of PTR's operating properties at February 11, 1994 at their cost, including planned renovations, and properties under development at their budgeted development cost. This chart does not include land held for future development, which is less than 1% of assets, based on cost.

                                                                      PRO FORMA
                                                                      PERCENTAGE
                                                                      OF ASSETS
                                                           NUMBER OF   BASED ON
                                                           PROPERTIES    COST
                                                           ---------- ----------
      Albuquerque, New Mexico.............................      8          7%
      Austin, Texas.......................................     10          9
      Dallas, Texas.......................................     17         11
      Denver, Colorado....................................      8          8
      El Paso, Texas......................................     13          8
      Houston, Texas......................................     12          7
      Las Cruces, New Mexico..............................      2          1
      Oklahoma City, Oklahoma.............................      1          1
      Ontario, California.................................      1          *
      Phoenix, Arizona....................................     15         20
      San Antonio, Texas..................................     21         14
      San Diego, California...............................      1          1
      San Francisco, California...........................      1          2
      Santa Fe, New Mexico................................      3          3
      Tucson, Arizona.....................................     10          8
      Tulsa, Oklahoma.....................................      1          *
                                                              ---        ---
        Total.............................................    124        100%
                                                              ===        ===

     --------
     *Less than 1%.

ITEM 3. LEGAL PROCEEDINGS

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  PTR's Common Shares are listed on the New York Stock Exchange (the "NYSE") under the symbol "PTR." The following table sets forth the high and low sale prices of the Common Shares as reported in the New York Stock Exchange Composite Tape by CompuServe, and distributions declared, for the periods indicated.

                                                      HIGH    LOW   DISTRIBUTION
                                                     ------- ------ ------------
      1992
        First Quarter............................... $12 1/8 $9 3/4    $0.175
        Second Quarter..............................  11 3/4    10      0.175
        Third Quarter...............................  12 3/4 10 7/8     0.175
        Fourth Quarter..............................  14 1/2 11 3/4     0.175*
      1993
        First Quarter...............................     20     14      0.205
        Second Quarter..............................  19 5/8 17 1/8     0.205
        Third Quarter...............................  21 5/8 18 3/8     0.205
        Fourth Quarter..............................  21 1/2 17 5/8     0.205
      1994
        First Quarter (through February 11, 1994)...  20 1/8 18 1/4     0.250**

- --------
*Declared in the third quarter for payment in the fourth quarter.
**Declared in the fourth quarter of 1993 for payment in the first quarter of 1994.

  On February 11, 1994, PTR had approximately 3,600 holders of record of the Common Shares.

  PTR's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting PTR to retain funds for capital improvements and other investments while funding its distributions. PTR has paid 71 consecutive quarterly cash distributions.

  In November 1991, the Board of Trustees adopted a policy of announcing the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. In December 1993, the Board of Trustees announced a projected increase in the annual distribution level from $0.82 to $1.00 per Common Share. On December 28, 1993, PTR's Trustees declared a distribution of $0.25 per Common Share paid February 18, 1994 to shareholders of record on February 4, 1994. The payment of distributions is subject to the discretion of the Board of Trustees and is dependent upon the financial condition and operating results of PTR.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions which exceed PTR's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in his securities. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in his securities, it will generally be treated as gain from the sale or exchange of that shareholder's securities. PTR annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1993, 1992 and 1991 in respect of the Common Shares:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1993  1992  1991
                                                               ----- ----- -----
      Per Common Share:
        Ordinary Income....................................... $0.65 $0.67 $0.25
        Capital Gains.........................................  0.11  0.03   --
        Return of Capital.....................................  0.06   --   0.39
                                                               ----- ----- -----
          Total............................................... $0.82 $0.70 $0.64
                                                               ===== ===== =====

  No portion of the 1992 dividends constituted return of capital, due to certain acquisition and sale transactions consummated in 1992 which increased reported earnings and profits for 1992. Under federal tax rules, PTR's earnings and profits will first be allocated to the Preferred Shares, which will increase the portion of the Common Shares dividend classified as return of capital. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions is subject to change. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings, primarily because non-cash charges such as depreciation are added to earnings in determining distribution levels. Depreciation has increased as new properties have been added. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

DIVIDEND REINVESTMENT AND SHARE PURCHASE PLAN

  PTR has a Dividend Reinvestment and Share Purchase Plan (the "Plan") which allows holders of Common Shares to acquire additional Common Shares by automatically reinvesting distributions. Common Shares are acquired pursuant to the Plan at a price equal to 98% of the market price of such Common Shares, without payment of any brokerage commission or service charge. The Plan also allows shareholders to purchase a limited amount of additional Common Shares at 98% of the market price of such Common Shares, by making optional cash payments, without payment of any brokerage commission or service charge. Shareholders who do not participate in the Plan continue to receive distributions as declared. At February 11, 1994, shareholders owning 8.10% of the outstanding Common Shares were participating in the Plan.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for PTR and should be read in conjunction with the financial statements incorporated by reference herein (amounts in thousands, except ratio and per share data).

                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1993       1992       1991      1990      1989
                            ---------  ---------  --------  --------  --------
OPERATIONS SUMMARY:
  Rental Income............ $  76,186  $  31,010  $ 14,721  $ 12,207  $ 10,101
  Total Revenues...........    78,418     32,779    15,817    13,314    10,856
  General and Administra-
   tive Expenses...........       660        436       697     1,241       984
  REIT Management Fee......     7,073      2,711       793       --        --
  Earnings from Opera-
   tions(2)................    23,191      9,037     2,078     1,969       989
  Gain (loss) on Sale of
   Investments.............     2,302        (51)     (611)      101       --
  Net Earnings.............    25,493      8,986     1,467     2,070       989
  Common Share Distribu-
   tions Paid(4)...........    29,162     13,059     4,179     4,259     4,204
  Preferred Share Distribu-
   tions Paid.............. $   1,341  $     --   $    --   $    --   $    --
  Ratio of Earnings to Com-
   bined Fixed Charges and
   Preferred Share Distri-
   butions(3)..............       3.4        2.9       1.5       1.5       1.4
PER SHARE DATA:
  Net Earnings............. $    0.66  $    0.46  $   0.21  $   0.41  $   0.20
  Common Share Distribu-
   tions Paid(4)...........      0.82       0.70      0.64      0.84      0.83
  Preferred Share Distribu-
   tions Paid.............. $  0.1458  $     --   $    --   $    --   $    --
  Weighted Average Common
   Shares Outstanding......    36,549     19,435     7,123     5,071     5,065
OTHER DATA:
  Funds from Operations(1). $  37,763  $  15,268  $  5,404  $  4,335  $  3,626
  Net cash provided by op-
   erating activities......    49,275     20,252     6,092     1,647     4,533
  Net cash used by invest-
   ing activities..........  (529,093)  (229,489)  (33,553)  (12,905)  (11,797)
  Net cash provided by fi-
   nancing activities...... $ 478,345  $ 185,130  $ 57,259  $  9,941  $  7,327
                                             DECEMBER 31,
                            --------------------------------------------------
                              1993       1992       1991      1990      1989
                            ---------  ---------  --------  --------  --------
FINANCIAL POSITION:
  Real Estate Owned, at
   cost....................  $873,115   $337,274  $117,572   $84,892   $70,117
  Total Assets.............   890,301    342,235   141,020    81,544    69,278
  Line of Credit...........    51,500     54,802       101     8,522    10,416
  Mortgages Payable........    48,872     30,824    35,772    32,599    15,634
  Total Liabilities........   135,284     94,186    38,707    44,138    29,682
  Shareholders' Equity.....  $755,017   $248,049  $102,313   $37,406   $39,596
  Number of Common Shares
   Outstanding.............    44,645     27,034    13,161     5,071     5,071

- --------
(1) PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other generally accepted accounting principles ("GAAP") measurement of performance, as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.
(2) Earnings from operations for 1993 reflect a $2.27 million provision for possible loss relating to investments in non-multifamily properties.
(3) For purposes of computing the ratio of earnings to combined fixed charges and Preferred Share distributions, earnings consist of earnings from operations plus fixed charges other than capitalized interest. Fixed charges consist of interest on borrowed funds (including capitalized interest) and amortization of debt discount and expense.
(4) In addition, a distribution of $0.25 per Common Share was declared by PTR's Trustees on December 28, 1993 to be paid on February 18, 1994 to shareholders of record as of February 4, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  PTR's operating results depend primarily upon net operating income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) operating expense levels and (iii) the pace and price at which PTR can acquire and develop additional multifamily properties.

  PTR's target market and submarkets have benefited substantially in recent periods from demographic trends (including job and population growth) which increase the demand for multifamily units while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels substantially below construction activity prior to 1986. Consequently, rental rates from multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for the next twelve months. Expense levels also influence operating results and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for the past year and are expected to increase at a comparable rate for the next twelve months. Real estate taxes have increased at a slightly higher rate due to revaluations of purchased properties, for which PTR budgets in analyzing acquisitions.

  The reduced availability of real estate financing in PTR's target market has also created favorable conditions for the acquisition and development of multifamily properties, although available capital has increased the competition for acquiring multifamily units in recent months. The REIT Manager believes PTR's ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of acquisition personnel and presence in local markets combined with PTR's access to investment capital. As a result, PTR has been able to acquire large numbers of multifamily units on favorable terms throughout 1992 and 1993. Over the longer term, multifamily developments are expected to constitute a greater percentage of PTR's growth than acquisitions. Capital and credit market conditions which affect PTR's cost of equity and debt capital may also influence operating results.

RESULTS OF OPERATIONS

 1993 COMPARED TO 1992

  During 1993, PTR acquired 53 multifamily properties aggregating 13,772 units for a total purchase price, including planned renovations, of approximately $453.7 million, most of which was invested in the fourth quarter of 1993. In addition, PTR completed development of three multifamily properties aggregating 732 units in 1993. At February 11, 1994, PTR had 4,204 multifamily units under construction with a budgeted completed cost of $177.5 million and had in the final planning stages an estimated 1,706 multifamily units with an aggregate estimated investment cost of $73.6 million. During 1992, PTR acquired 20 multifamily properties aggregating 5,512 units for a total purchase price, including renovations, of approximately $183.0 million, most of which was invested after April 30, 1992. In addition, two multifamily properties aggregating 354 units then under development were completed. In addition, rental rates from multifamily assets which were stabilized (see "Item 1. Business--Investment Analysis") during the fourth quarter of 1992 and throughout 1993 increased 6.98%.

  The percentage of PTR's total rental income generated by multifamily properties was 93.4% in 1993 and 76.3% in 1992. This percentage will continue to increase in 1994 due to multifamily properties acquired in 1993 as discussed above and the sale of non-multifamily properties as discussed below.

  During the period prior to a property being stabilized (see "Item 1. Business--Investment Analysis"), the REIT Manager's asset managers and the property managers begin implementing expense controls, reconfigure the resident mix, supervise renovations and implement a strategy to increase rental income. The full benefits of these changes are not reflected until after the properties are stabilized. As of February 11, 1994, 44% of the operating multifamily portfolio was stabilized as compared to 59% at December 31, 1992. Per unit rental expenses were 42.33% of per unit rental revenues during 1993, compared to 42.08% in 1992.

  Including the newly acquired and developed assets, net earnings increased $16.5 million (184%) for 1993 over 1992. The increased net earnings related primarily to rental income increases of $45.2 million (145.6%), partially offset by higher rental expenses, which increased by $19.0 million (165.7%) for the period and depreciation expense which increased $5.2 million (97.8%) for 1993 over 1992. This increase is due to multifamily acquisitions and multifamily developments placed in service.

  Properties Stabilized Throughout Both Periods

  Multifamily. Rental income for the nine multifamily properties stabilized throughout both years increased approximately $705,800 (6.4%) for 1993, compared to 1992, partially offset by increases in rental expenses of $419,100 (9.0%) and depreciation of $72,700 (4.6%). The increase primarily related to a 5.74% average rental rate increase. Due primarily to commencement of major renovations at one of these properties and the temporary effects of a new development in one submarket, average occupancy decreased from 94.4% in 1992 to 92.8% in 1993. PTR's 78 other operating properties generally continue to experience strong occupancies and comparable rent increases.

  Non-Multifamily. Rental income, rental expenses and depreciation for non-multifamily properties throughout both years decreased $107,300 (3.1%), $420,300 (97.5%) and $44,000 (8.1%), respectively, for 1993, compared to 1992.
The decrease in rental expense was primarily due to a decrease in land lease expense as a result of PTR's acquisition of the land underlying PTR's Holiday Inn building in San Francisco. Not included in these results are operating results from the eight non-multifamily properties sold during 1993.

  All Properties. For multifamily properties which were stabilized throughout both years and non-multifamily properties which were owned throughout both years, taken as a whole, rental income increased $598,600 (4.2%), rental expenses decreased $10,200 (.2%), and depreciation increased $83,900 (4.0%). Net income for these properties increased $524,800 (7.2%) for 1993 over 1992.

  Interest and Other Income

  Interest and other income for 1993 increased 26.2%, primarily resulting from the addition of five purchase money notes aggregating $6.8 million received in 1992 and four purchase money notes aggregating $12.4 million received in 1993 in conjunction with property sales.

  Interest Expense

  Mortgage interest expense decreased $1.4 million (66.3%) for 1993, when compared to 1992. The decrease is attributable to interest savings resulting from prepayments and pay offs aggregating $8.1 million on mortgages during 1993, an increase of $1.8 (185%) in capitalized interest during 1993 over 1992 due to increased levels of multifamily development activity, and lower interest rates on an adjustable rate mortgage.

  Line of credit interest expense for 1993 was $2.1 million higher than for 1992, principally because of higher average outstanding balances and amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility which was increased from $72 million to $200 million during 1993. Average borrowings were approximately $40.6 million (with an average interest rate of 6.3%) during 1993, as compared to average borrowings of $12.7 million (with an average interest rate of 6.6%) during 1992.

  PTR's interest expense will increase in future periods due to $200 million of long term, fully amortizing, senior unsecured notes issued in February 1994. See "--Liquidity and Capital Resources--Financing Activities."

  General and Administrative Expense and REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow and therefore increased by $4.4 million (161%) in 1993 as compared to 1992 because cash flow increased substantially (see REIT Management Agreement below). As PTR arranges amortizing long term debt as more fully described in "Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.

  Property Sales and Provisions

  PTR sold eight non-multifamily properties during 1993 at an aggregate gain of $2.3 million. The overall result of these dispositions, net of provisions for possible losses (2.3 million), was immaterial to PTR's financial position and results of operations.

  The provision for possible losses ($2.3 million) relates to the write down to the lower of cost and net realizable value of two non-multifamily properties, Academy Mart Shopping Center and Ontario Industrial Building. The Academy Mart Shopping Center was sold in the third quarter of 1993. A provision of $1.2 million to reduce the property to its net realizable value was made in the second quarter. The single tenant occupant of the Ontario Industrial Building had indicated to PTR that it was not going to renew its lease which expired in early 1994. After reviewing the market conditions, it was determined that a write down of $1.1 million was appropriate and was recorded in the second quarter.

 1992 COMPARED TO 1991

  During 1992, PTR acquired 20 multifamily properties aggregating 5,512 units for a total cost, including renovations of approximately $183.0 million, most of which was invested after April 30. In addition, two multifamily properties under development were completed. During the third and fourth quarters of 1991, PTR acquired three multifamily properties aggregating 538 units for a total cost of approximately $24 million (which includes the price of an adjacent tract of land developed to expand one of the acquired complexes) and completed development of 132 units at a total cost of approximately $4.1 million.

  Net earnings for 1992 increased $7.5 million (513%) over net earnings for 1991. The aggregate increase resulted primarily from increased multifamily assets in operation. In addition, rental rates from the five multifamily properties which were stabilized throughout both years increased 7.7%.

  Rent increases were partially offset by higher rental expenses, which increased overall by $6.5 million (129%) for the period and depreciation expense increased $2.4 million (84%) over the same period of the prior year. This increase is due to multifamily acquisitions and multifamily developments placed in service.

  Properties Stabilized Throughout Both Periods

  Multifamily. Properties which were owned by PTR at both dates were 97% and 94% leased at December 31, 1992 and 1991, respectively.

  Non-Multifamily. Although occupancies and rental rates for office/industrial and shopping centers remained constant, repair and maintenance expenses at certain properties increased.

  All Properties. For multifamily properties which were stabilized throughout both years and non-multifamily properties which were owned throughout both years, taken as a whole, rents increased $357,100 (3%), rental operating expenses increased $235,800 (6%), and depreciation decreased $86,000 (4%). Despite substantial increases from the multifamily portfolio, cash flow from property operations, before depreciation, for properties fully operating in both periods increased only $181,300 (2%) for 1992 over the same period of the prior year.

  Interest and Other Income

  Interest and other income for 1992 increased as a result of higher average cash balances in 1992 than in 1991, resulting from the approximately $69.8 million in net proceeds from PTR's April 1992 public offering, and approximately $45.6 million from PTR's November 1991 offering, which were partially offset by lower interest rates. As a result, PTR recognized short term interest income of $950,900 for 1992, compared to $510,100 for the prior year. In addition, interest income from notes receivable increased $241,100 during 1992, when compared to 1991, as a result of five purchase money notes aggregating $6.8 million received in 1992 in conjunction with property sales.

  Interest Expense

  Mortgage interest decreased $1.4 million (41%) for 1992 when compared to 1991. The decrease is attributable to interest savings resulting from the repayment of a $2 million mortgage in January 1992, $989,400 of capitalized interest during 1992, the sale of three properties in 1992 which had underlying mortgages and lower interest rates on an adjustable rate mortgage. The decrease was offset by interest on debt incurred for the construction and permanent financing of Phase II of the Park Place Apartments in September 1991 ($3.6 million principal amount).

  Line of credit interest expense for 1992 was $687,000 higher than for 1991, principally because of higher average borrowings and amortization of higher loan costs (commitment fees, title policies and legal expenses) relating to the secured revolving credit facility from TCB, all of which were partially offset by lower average interest rates. Average borrowings were approximately $12.7 million (with an average interest rate of 6.6%) during 1992, as compared to average borrowings of $8.1 million (with an average interest rate of 9.3%) during 1991.

  General and Administrative Expense and REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow and therefore increased by $1.9 million (242%) in 1992 as compared to 1991 primarily because pre-REIT Management fee cash flow increased substantially. In addition, the REIT Management agreement was only in effect for ten months during 1991.

  Approximately $108,000 of general and administrative expenses in 1991 related to one-time payments to employees to terminate severance compensation agreements and compensation paid for accrued and unused vacation for employees upon their separation of service from PTR when the REIT Manager assumed management.

ENVIRONMENTAL MATTERS

  PTR does not expect any environmental condition on its properties to materially adversely affect its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  The REIT Manager considers PTR's liquidity and ability to generate cash to be adequate and expects it to continue to be adequate to meet PTR's acquisition, development, operating and shareholder dividend requirements.

  Net cash flow provided by operating activities increased by $29.0 million (143%) for 1993 compared to 1992. Net cash flow provided by operating activities increased $14.1 million (232%) for 1992 compared to 1991. These increases are due to multifamily property acquisitions as described under "-- Results of Operations" above.

 Investing Activities

  In 1993, PTR invested $532.0 million for the acquisition and development of multifamily properties, net of $26.9 million in mortgages assumed. In 1992, PTR invested $218.8 million for the acquisition and development of multifamily properties. These acquisitions and developments were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity offerings.

  PTR's investing activities used $299.6 million( 131%) more cash in 1993 compared to 1992 and $195.6 million (583%) more cash in 1992 compared to 1991. The increase in investing activity was due to increased levels of multifamily property acquisitions and developments.

  At February 11, 1994, PTR had unfunded development commitments for properties under construction of $82.9 million. Additionally, at February 11, 1994, PTR had letters of intent or contingent contracts, subject to PTR's final due diligence, for the acquisition or near term development of 4,122 multifamily units in various southwestern cities with an aggregate acquisition, improvement and development cost of $180.9 million. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

  Periodic sales of non-multifamily assets may occur as PTR implements its strategy of focusing on multifamily properties. PTR sold five non-multifamily properties in 1992 and eight in 1993, at prices approximating book value, net of provisions for possible losses on non-multifamily properties retained. PTR's remaining shopping center is under a master lease with a purchase option in favor of the lessee.

 Financing Activities

  PTR's 1993 financing activities provided $293.2 million (158%) more cash flow than 1992 financing activities which provided $127.8 million (223%) more cash flow than 1991 financing activities. The increases in cash flow provided by financing activities are primarily due to proceeds from various equity offerings conducted by PTR during each the years. Net proceeds from equity offerings aggregated $514.2 million, $143.2 million and $66.9 million, respectively, during 1993, 1992 and 1991. Proceeds from these offerings were used for acquisition, development and renovation of multifamily properties or to repay revolving credit balances incurred for such purposes and, in 1992, to purchase the land under the Holiday Inn.

  In November 1993, PTR consummated an extension of its line of credit to August 1995 with an increase to $200 million, and a reduction in interest rate to prime or, at PTR's option, LIBOR plus 2%. The line may be extended annually for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to a covenant that PTR maintain a debt to tangible net worth ratio of not greater than 1:1. At February 11, 1994, there were no borrowings outstanding under the line of credit. PTR is currently discussing conversion of the line to an unsecured facility. No assurances can be given that this conversion will be completed.

  PTR expects to finance developments, acquisitions and renovations with borrowings under its line of credit prior to equity and long term debt offerings in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at low yields. Through December 31, 1993, PTR has financed substantially all of its multifamily acquisitions and developments with equity offerings proceeds. As a result, PTR believes that it's current conservative ratio of long term debt to total book capitalization (25% at February 11, 1994) provides it considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 50% of the sum of book capitalization (sum of long term debt and shareholders' equity) and line of credit debt.

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes," collectively referred to as the "Notes"). The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013 and $25 million in 2014. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, net of offering discounts, issuance costs and an interest rate protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

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

 Distributions

  PTR's current distribution policy is to pay quarterly distributions to holders of Common Shares based upon what it believes to be a prudent percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than earnings from operations and net earnings. Therefore, quarterly distributions will generally be higher than quarterly net earnings.

  Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $5.0 million, $4.1 million and $2.7 million for 1993, 1992 and 1991, respectively, resulting in corresponding decreases in shareholders' equity for each of the respective periods.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been paid or declared for the payment of the distribution for the then current distribution period with respect to the Preferred Shares.

 Funds from Operations

  Funds from Operations increased from $15.3 million to $37.8 million from 1992 to 1993. The aggregate increase resulted primarily from increased properties in operation. PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Cash flow from financing activities (before distribution payments) is expected to be substantially equivalent to cash used in investing activities, as PTR utilizes revolving credit borrowings, to be refunded with sales of equity and long term, fixed rate, fully amortized debt securities, to fund its investment activities. Funds from Operations represents PTR's net earnings from operations (computed in accordance with GAAP) plus depreciation, amortization of loan costs and provision for possible loss on investments. Funds from Operations should not be considered as an alternative to net earnings from operations or any other GAAP measurement of performance, as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

REIT MANAGEMENT AGREEMENT

  Effective March 1, 1991, PTR entered into a REIT management agreement (the "REIT Management Agreement") with the REIT Manager to provide management services to PTR. The REIT Manager is an affiliate of Security Capital Realty, which currently owns approximately 26.93% of PTR's Common Shares. All officers of PTR are employees of the REIT Manager and PTR has no other employees. See "Item 1. Business--The REIT Manager" for a description of the services included in the REIT Management fee.

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement ("Cash Flow") in excess of $4,837,000. In the REIT Management Agreement, Cash Flow is calculated by reference to PTR's cash flow from operations before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR, and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there has been none since inception of the REIT Management Agreement); and, after deducting actual or assumed regularly scheduled principal and interest payments for long term debt. The REIT Management Agreement has been amended to assume that the long term debt described above under "Liquidity and Capital Resources" will have regularly scheduled principal and interest payments like a 20-year, level monthly payment, fully amortizing mortgage, and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash Flow does not include realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .25% per year on the average daily balance of cash equivalent investments.

  The REIT Management Agreement also requires PTR to pay the REIT Manager an incentive fee upon sale of PTR's real estate assets. For assets owned at March 1, 1991, the fee is equal to 10% of the gain above an agreed asset valuation prepared by an unrelated investment bank. For assets acquired after March 1, 1991, the fee equals 10% of the gain above PTR's all-in cost for the assets, including transaction costs and capital improvements, as increased by the inflation rate since the date of acquisition. All incentive fees are averaged over three-year periods to avoid any windfalls related to sales in any particular year. Any incentive fees earned by the REIT Manager will be paid in Common Shares at the then market price.

  REIT management fees aggregated $7,073,000, $2,711,000 and $793,000 for the years ended December 31, 1993 and 1992 and ten months ended December 31, 1991, respectively. No incentive fees have been earned by the REIT Manager.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR, primarily travel expenses incurred in seeking financing, property acquisitions, property sales and similar activities on behalf of PTR.

  The REIT Management Agreement is renewable by PTR annually, subject to a determination by the independent Trustees that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. PTR may terminate the REIT Management Agreement on 60 days' notice. In the event that the REIT Management Agreement is terminated, or not renewed, by PTR as a result of the merger, consolidation, acquisition or liquidation of PTR, PTR's properties shall be deemed to be sold at the net aggregate consideration paid to PTR's shareholders upon such event, and the REIT Manager shall be paid an incentive fee accordingly. If the REIT Management Agreement is otherwise terminated or not renewed by PTR without cause, PTR shall pay the REIT Manager an incentive fee on any sale or refinancing which occurs within two years of such termination so long as the property was owned by PTR at the time of termination. Because of the year-to-year nature of the agreement, its maximum effect on PTR's results of operations cannot be predicted, other than that REIT management fees will generally increase or decrease in proportion to cash flow increases or decreases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PTR's Balance Sheets as of December 31, 1993 and 1992, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1993 and Schedule XI--Real Estate and Accumulated Depreciation, together with the report of KPMG Peat Marwick, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 8 of Notes to Financial Statements.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

     1.Financial Statements:
           See Index to Financial Statements on page 33 of this report.

     2.Financial Statement Schedules:
           Schedule XI.

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

         DATE                  ITEM REPORTED                         FINANCIAL STATEMENTS
         ----                  -------------                         --------------------
      November 4                 Items 5,7                                   Yes
      November 22                 Item 5                                      No
      December 17               Items 5, 7                                   Yes

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Property Trust of America:
  Independent Auditors' Report..............................................  34
  Balance Sheets............................................................  35
  Statements of Earnings....................................................  36
  Statements of Shareholders' Equity........................................  37
  Statements of Cash Flows..................................................  38
  Notes to Financial Statements.............................................  39
  Schedule XI--Real Estate and Accumulated Depreciation.....................  48

                          INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
PROPERTY TRUST OF AMERICA:

  We have audited the financial statements of Property Trust of America as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Property Trust of America as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

El Paso, Texas
January 18, 1994, except as to Note 10,
which is as of February 8, 1994

                           PROPERTY TRUST OF AMERICA

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                          ASSETS                              1993      1992
                          ------                            --------  --------
Real estate................................................ $873,115  $337,274
Less accumulated depreciation..............................   22,022    19,360
                                                            --------  --------
                                                             851,093   317,914
Mortgage notes receivable..................................   22,099    10,981
                                                            --------  --------
    Total investments......................................  873,192   328,895
Cash and cash equivalents..................................    5,525     6,998
Accounts receivable........................................      783     1,096
Other assets...............................................   10,801     5,246
                                                            --------  --------
    Total assets........................................... $890,301  $342,235
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Liabilities:
  Line of credit........................................... $ 51,500  $ 54,802
  Mortgages payable........................................   48,872    30,824
  Distributions payable....................................   11,161       --
  Accounts payable.........................................   13,514     3,518
  Accrued expenses and other liabilities...................   10,237     5,042
                                                            --------  --------
    Total liabilities......................................  135,284    94,186
                                                            --------  --------
Shareholders' Equity:
  Series A Preferred shares (9,200,000 shares authorized
   and issued; stated liquidation preference of $25 per
   share)..................................................  230,000       --
  Common shares (shares issued -- 44,809,208 in 1993 and
   27,191,377 in 1992).....................................   44,809    27,191
  Additional paid-in capital...............................  523,053   247,418
  Distributions in excess of net earnings..................  (40,916)  (24,745)
                                                            --------  --------
                                                             756,946   249,864
  Less treasury shares.....................................    1,929     1,815
                                                            --------  --------
    Total shareholders' equity.............................  755,017   248,049
                                                            --------  --------
    Total liabilities and shareholders' equity............. $890,301  $342,235
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                            YEAR ENDED DECEMBER 31,
                            ------------------------
                             1993    1992     1991
                            ------- -------  -------
Revenues:
  Rental income...........  $76,186 $31,010  $14,721
  Interest and other in-
   come...................    2,232   1,769    1,096
                            ------- -------  -------
                             78,418  32,779   15,817
                            ------- -------  -------
Expenses:
  Rental expenses.........   30,484  11,473    5,009
  Depreciation of real es-
   tate owned.............   10,509   5,311    2,886
  Interest................    3,923   3,214    3,952
  General and administra-
   tive and REIT manage-
   ment fee...............    7,733   3,147    1,490
  Provision for possible
   loss on investments....    2,270     400      400
  Other...................      308     197        2
                            ------- -------  -------
                             55,227  23,742   13,739
                            ------- -------  -------
Earnings from operations..   23,191   9,037    2,078
Gain (loss) on sale of in-
 vestments, net...........    2,302     (51)    (611)
                            ------- -------  -------
Net earnings..............   25,493   8,986    1,467
Less Series A Preferred
 share distributions......    1,341     --       --
                            ------- -------  -------
  Net earnings attribut-
   able to common shares..  $24,152 $ 8,986  $ 1,467
                            ======= =======  =======
Weighted average common
 shares outstanding.......   36,549  19,435    7,123
                            ======= =======  =======
Per share amounts attrib-
 utable to common shares:
  Net earnings............  $  0.66 $  0.46  $  0.21
                            ======= =======  =======



    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1991, 1992, AND 1993
                                 (IN THOUSANDS)

                               SHARES OF
                          BENEFICIAL INTEREST
                             $1 PAR VALUE
                          -------------------
                           SERIES A
                           PREFERRED
                           SHARES AT  COMMON             DISTRIBUTIONS
                           AGGREGATE  SHARES  ADDITIONAL   IN EXCESS
                          LIQUIDATION AT PAR   PAID-IN      OF NET     TREASURY
                          PREFERENCE   VALUE   CAPITAL     EARNINGS     SHARES    TOTAL
                          ----------- ------- ---------- ------------- --------  --------
Balances at December 31,
 1990...................   $    --    $ 5,173  $ 51,339    $(17,960)   $(1,146)  $ 37,406
  Net earnings..........        --        --        --        1,467        --       1,467
  Common share
   distributions........        --        --        --       (4,179)       --      (4,179)
  Sale of shares, net of
   expenses.............        --      8,091    58,856         --         --      66,947
  Cancellation of
   option...............        --        --        672         --         --         672
                           --------   -------  --------    --------    -------   --------
Balances at December 31,
 1991...................        --     13,264   110,867     (20,672)    (1,146)   102,313
  Net earnings..........        --        --        --        8,986        --       8,986
  Common share
   distributions........        --        --        --      (13,059)       --     (13,059)
  Sale of shares, net of
   expenses.............        --     13,241   129,992         --         --     143,233
  Dividend Reinvestment
   and Share Purchase
   Plan, net............        --        471     4,995         --         --       5,466
  Exercise of stock
   options, net.........        --        215     1,564         --         --       1,779
  Cost of treasury
   shares exchanged.....        --        --        --          --        (669)      (669)
                           --------   -------  --------    --------    -------   --------
Balances at December 31,
 1992...................        --     27,191   247,418     (24,745)    (1,815)   248,049
  Net earnings..........        --        --        --       25,493        --      25,493
  Common share
   distributions paid...        --        --        --      (29,162)       --     (29,162)
  Common share
   distributions
   accrued..............        --        --        --      (11,161)       --     (11,161)
  Preferred share
   distributions paid...        --        --        --       (1,341)       --      (1,341)
  Sale of shares, net of
   expenses.............    230,000    17,072   267,122         --         --     514,194
  Dividend Reinvestment
   and Share Purchase
   Plan, net............        --        449     7,522         --         --       7,971
  Exercise of stock
   options, net.........        --         97       991         --         --       1,088
  Cost of treasury
   shares purchased.....        --        --        --          --        (114)      (114)
                           --------   -------  --------    --------    -------   --------
Balances at December 31,
 1993...................   $230,000   $44,809  $523,053    $(40,916)   $(1,929)  $755,017
                           ========   =======  ========    ========    =======   ========


    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1993       1992       1991
                                                ---------  ---------  --------
Operating activities:
  Net earnings................................. $  25,493  $   8,986  $  1,467
  Items not requiring (providing) cash:
    Depreciation and amortization..............    12,219      5,657     2,886
    Provision for possible loss on investments.     2,270        400       400
    Loss (gain) on investment properties.......    (2,302)        51       611
    Other, net.................................        83        174        40
  Accounts payable.............................     9,996      2,565       677
  Accrued expenses and other liabilities.......     5,195      3,161      (188)
  Net change in other operating assets and
   liabilities.................................    (3,679)      (742)      199
                                                ---------  ---------  --------
    Net cash flow provided by operating
     activities................................    49,275     20,252     6,092
                                                ---------  ---------  --------
Investing activities:
  Real estate investments......................  (536,622)  (231,159)  (33,398)
  Mortgage notes receivable....................     1,295      1,141      (214)
  Sale of investment properties, net...........     6,389        615         3
  Other........................................      (155)       (86)       56
                                                ---------  ---------  --------
    Net cash flow used in investment
     activities................................  (529,093)  (229,489)  (33,553)
                                                ---------  ---------  --------
Financing activities:
  Proceeds from sale of shares, net of
   expenses....................................   514,194    143,233    66,947
  Proceeds from line of credit.................   282,500    175,099    19,424
  Proceeds from dividend reinvestment and share
   purchase plan, net..........................     7,971      5,466       --
  Proceeds from mortgage financing.............       --         --      3,600
  Proceeds from exercise of stock options, net.     1,088      1,110       --
  Cash distributions paid on common shares.....   (29,162)   (13,059)   (4,179)
  Cash distributions paid on preferred shares..    (1,341)       --        --
  Debt issuance costs incurred.................    (3,109)    (1,373)     (261)
  Principal payments on line of credit.........  (285,802)  (120,398)  (27,845)
  Principal payments on mortgages payable......    (7,880)    (4,948)     (427)
  Purchase of treasury shares..................      (114)       --        --
                                                ---------  ---------  --------
    Net cash flow provided by financing
     activities................................   478,345    185,130    57,259
                                                ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................    (1,473)   (24,107)   29,798
Cash at beginning of year......................     6,998     31,105     1,307
                                                ---------  ---------  --------
Cash at end of year............................ $   5,525  $   6,998  $ 31,105
                                                =========  =========  ========
Non-cash investing and financing activities:
  Receipt of purchase money notes from sale of
   non-multifamily properties.................. $  12,413  $   6,779  $     65
  Assumption of mortgages payable upon purchase
   of multifamily properties................... $  26,952  $     --   $    --
  Accrual of common share distributions........ $  11,161  $     --   $    --

    The accompanying notes are an integral part of the financial statements.

                           PROPERTY TRUST OF AMERICA

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Property Trust of America ("PTR"), is an equity real estate investment trust, organized under the laws of the state of Maryland, which primarily owns, acquires, develops and operates income-producing multifamily properties in the southwestern United States.

 Principles of Financial Presentation

  The accounts of PTR and its wholly owned subsidiaries and partnerships and joint ventures in which PTR has a controlling interest are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  PTR considers all cash on hand, demand deposits with financial institutions and short term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real Estate is carried at the lower of cost or net realizable value.

  Costs directly related to the acquisition, renovation or development of real estate, are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions are expensed at the time the acquisition is deemed terminated.

  Repairs and maintenance are expensed as incurred. Renovations and improvements are capitalized and depreciated over their estimated useful lives.

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis. Properties are depreciated principally over the following useful lives:

             Buildings and improvements... 20-40 years
             Furnishings and other........ 2-10 years

 Capital Markets Costs

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan using the effective interest method.

 Revenue Recognition

  Rental and interest income is recorded on the accrual method of accounting for financial reporting and tax purposes. Gain or loss on sales of real estate are recorded when criteria required by FAS-66 have been met. A provision for possible loss is made when collection of receivables is considered doubtful.

 Federal Income Taxes

  PTR has made an election to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. PTR believes it qualifies as a real estate investment trust. Accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

 Earnings per Common Share

  Per share data is computed based upon the weighted average number of Common Shares of Beneficial Interest, par value $1.00 per share ("Common Shares"), outstanding during the period. Exercise of the

                           PROPERTY TRUST OF AMERICA
outstanding stock options would not have a material dilutive effect on earnings per share. The assumed conversion of Cumulative Convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Preferred Shares"), is anti-dilutive in 1993.

 Reclassifications

  Certain of the 1992 and 1991 financial statement and notes to financial statements amounts have been reclassified to conform to the 1993 presentation.

(2) REAL ESTATE

 Investments

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                         DECEMBER 31,
                                              ----------------------------------
                                                    1993              1992
                                              ----------------- ----------------
                                              INVESTMENT UNITS  INVESTMENT UNITS
                                              ---------- ------ ---------- -----
      Multifamily:
        Operating properties.................  $730,994  22,493  $250,278  7,989
        Developments under construction......    84,395   3,048    23,710  1,694
        Developments in planning.............    17,490   2,550       --     --
        Land held for future development.....     4,208     --        --     --
                                               --------  ------  --------  -----
          Total Multifamily..................   837,087  28,091   273,988  9,683
                                                         ======            =====
      Non-multifamily........................    36,028            63,286
                                               --------          --------
          Total real estate..................  $873,115          $337,274
                                               ========          ========

  At December 31, 1993 PTR had unfunded commitments for developments under construction of $42,200,000.

  The following is a reconciliation of the carrying amount of PTR's investments in real estate, at cost (in thousands):

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
      Balance at January 1.......................  $337,274  $117,572  $ 84,892
      Acquisitions, including renovation expendi-
       tures.....................................   449,500   188,411    23,972
      Development expenditures, including land
       acquisitions..............................   108,056    41,733     8,291
      Acquisitions of land held for future devel-
       opment....................................     4,208       --        --
      Capital improvements.......................     1,639     1,015       899
      Real estate sold...........................   (24,953)  (10,814)     (121)
      Provisions for possible losses.............    (2,270)     (400)     (400)
      Other......................................      (339)     (243)       39
                                                   --------  --------  --------
      Balance at December 31.....................  $873,115  $337,274  $117,572
                                                   ========  ========  ========

 Gains and Losses from Sales of Real Estate

  PTR's strategy is to focus on the ownership of multifamily properties. Accordingly, periodic sales of non-multifamily assets have occurred and may continue to occur as favorable sales opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

                           PROPERTY TRUST OF AMERICA

 Capitalized Interest

  PTR capitalizes interest as part of the cost of real estate properties under development. Interest capitalized during 1993, 1992 and 1991 aggregated $2,818,000, $989,000 and $157,000, respectively.

 Repairs and Maintenance

  Repairs and maintenance charged to rental expenses for the years ended December 31, 1993, 1992 and 1991 were $5,203,000, $2,116,000 and $877,000, respectively.

 Property Taxes

  Property taxes charged to rental operating expenses for the years ended December 31, 1993, 1992 and 1991 were $5,957,000, $1,856,000 and $674,000, respectively.

(3) DISTRIBUTIONS

  For federal income tax purposes, the following summarizes the taxability of distributions paid on Common Shares in 1992 and 1991 and the estimated taxability for 1993:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1993 1992 1991
                                                                  ---- ---- ----
      Per Common Share:
        Ordinary income.......................................... $.65 $.67 $.25
        Capital gains............................................  .11  --   --
        Return of capital........................................  .06  .03  .39
                                                                  ---- ---- ----
          Total.................................................. $.82 $.70 $.64
                                                                  ==== ==== ====

  On December 28, 1993 PTR declared a distribution of $.25 per Common Share payable on February 18, 1994 to shareholders of record as of February 4, 1994. At the same time, PTR announced that it plans to pay a total distribution of $1.00 per Common Share in 1994.

  Distributions paid in 1993 on Preferred Shares for the period from the date of issuance (November 29, 1993) through December 31, 1993 and are estimated to be taxable as follows:

      Per Preferred Share:
        Ordinary income.................................................. $.1231
        Capital gains....................................................  .0227
                                                                          ------
          Total.......................................................... $.1458
                                                                          ======

  PTR's tax return for the year ended December 31, 1993 has not been filed, and the taxability information for 1993 is based upon the best available data. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions is subject to change.

(4) LINE OF CREDIT AND MORTGAGES PAYABLE

 Line of Credit

  PTR has a $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB"). Borrowings bear interest at prime, or at PTR's

                           PROPERTY TRUST OF AMERICA
option, LIBOR plus 2%. Additionally, there is a commitment fee of .125% per annum of the unfunded line of credit balance. The line is secured by operating multifamily properties having an aggregate undepreciated cost of $309,211,000 at December 31, 1993.

  The TCB line matures August 1995 and may annually be extended for an additional year with the approval of TCB. All debt incurrences are subject to a covenant that PTR maintain a debt to tangible net worth ratio of not greater than 1:1. At December 31, 1993, PTR's debt to tangible net worth ratio was .18:1.

  A summary of PTR's line of credit borrowings is as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1993     1992     1991
                                                    --------  -------  -------
      Total line of credit......................... $200,000  $86,370  $34,300
      Borrowings outstanding at December 31........   51,500   54,802      101
      Weighted average daily borrowings............   40,555   12,694    8,104
      Maximum borrowings outstanding at any month
       end......................................... $ 83,010  $63,550  $14,234
      Weighted average daily interest rate.........      6.3%     6.6%     9.3%

 Mortgages Payable

  Mortgages payable are secured by real estate with an undepreciated cost of $103,079,000, at December 31, 1993 and are due in installments over various terms extending to 2025, with interest rates ranging from 7.00% to 10.25% and a weighted average interest rate of 9.20%.

  A summary of activity in mortgages payable is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1993     1992     1991
                                                      -------  -------  -------
      Balances at January 1.......................... $30,824  $35,772  $32,599
      Notes originated or assumed....................  26,952      --     3,600
      Principal payments.............................  (7,880)  (4,948)    (427)
      Liquidated upon sale of properties.............  (1,024)     --       --
                                                      -------  -------  -------
      Balance at December 31......................... $48,872  $30,824  $35,772
                                                      =======  =======  =======

  Approximate principal payments due during each of the years in the five-year period ending December 31, 1998 are as follows (in thousands):

             1994............................. $ 1,073
             1995.............................   3,329
             1996.............................     516
             1997.............................  15,530
             1998.............................   6,912
                                               -------
                                               $27,360
                                               =======

  Based on market borrowing rates available to PTR for mortgages with similar terms and average maturities, the fair value of mortgages payable was approximately $51,350,000 at December 31, 1993 and $32,100,000 at December 31, 1992.

                           PROPERTY TRUST OF AMERICA

 General

  During 1993, 1992 and 1991, the total interest paid in cash on all outstanding debt, net of interest capitalized, was $1,603,000, $2,654,000 and $4,038,000, respectively.

  Amortization of loan costs included in interest expense for the years ended December 31, 1993, 1992 and 1991 was $1,845,000, $426,000, $98,000,
respectively.

(5) MORTGAGE NOTES RECEIVABLE

  A summary of activity in mortgage notes receivable, which have originated principally in connection with PTR's sale of non-multifamily properties, is as follows (in thousands):

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1993     1992     1991
                                                       -------  -------  ------
      Balances at January 1........................... $10,981  $ 5,343  $5,754
      Notes originated................................  12,413    6,779      65
      Collection of principal.........................  (1,295)  (1,141)    (70)
      Other...........................................     --       --     (406)
                                                       -------  -------  ------
      Balance at December 31.......................... $22,099  $10,981  $5,343
                                                       =======  =======  ======

  Interest rates on mortgage notes receivable range from 7.5% to 11% with a weighted average rate of 9.08%. Maturity dates on mortgage notes receivable range from 1994 to 2008.

  The aggregate face amount of mortgage notes receivable at December 31, 1993 was $23,593,000. Aggregate cost for federal income tax purposes was the same as the balance at December 31 for the three years shown above. The carrying value of mortgage notes receivable at December 31, 1993 and 1992 approximates fair value.

(6) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1993, 150,000,000 Shares of Beneficial Interest, $1 par value, were authorized. PTR's Board of Trustees is authorized to issue, from the authorized but unissued shares of PTR, preferred shares in series and to establish from time to time the number of preferred shares to be included in such series and to fix the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series. At December 31, 1993 and 1992, there were 44,809,208 and 27,191,377
Common Shares issued, respectively. At December 31, 1993 and 1992, there were 164,473 and 157,844 Common Shares held in treasury, respectively.

 Preferred Shares

  At December 31, 1993, there were 9,200,000 Preferred Shares outstanding, issued in November 1993. The Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $230,000,000 plus any accrued but unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Preferred Shares issued was $219,670,000. Holders of the Preferred Shares are entitled only to limited voting rights under certain conditions. Each Preferred Share is convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into 1.2162 of PTR's Common Shares (a conversion price of $20.56 per share). Distributions on the Preferred Shares are cumulative in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly

                           PROPERTY TRUST OF AMERICA
distribution rate on the Common Shares into which the Preferred Shares are convertible, payable quarterly in arrears on the last day of March, June, September and December of each year. The Preferred Shares are redeemable at the option of PTR after November 30, 2003.

 Dividend Reinvestment Plan

  PTR has a Dividend Reinvestment and Share Purchase Plan (the "DRIP") which allows participating investors to reinvest their distributions. Reinvestment under the DRIP is at a 2% discount from the greater of the average closing price of the common shares for the ten preceding days or the average of the high and low sales price on the investment date. Proceeds from the DRIP for the years ended December 31, 1993, 1992 and 1991 were $7,971,000, $5,466,000 and none, respectively. Common Shares issued in connection with the DRIP were 448,902, 471,199 and none for the years ended December 31, 1993, 1992 and 1991, respectively.

 Option Plan

  In January 1987, PTR adopted the Property Trust of America Share Option Plan for Outside Trustees (the "1987 Plan"). Under the 1987 Plan, there are 134,000 Common Shares approved which can be granted to non-employee Trustees. All options granted are for a term of five years and are exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value on the date of grant. At December 31, 1993 there were 16,000 options for Common Shares outstanding and exercisable under the 1987 Plan at exercise prices ranging from $10.625 to $18.50 per Common Share.

 Ownership Restrictions and Significant Shareholder

  PTR's Restated Declaration of Trust and the Articles Supplementary, restrict beneficial ownership of PTR's outstanding Common Shares by a single person, or persons acting as a group, to 9.8% of PTR's Common Shares and 25% of the Preferred Shares. The purpose of this provision is to assist in protecting and preserving PTR's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For PTR to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals at any time during the last half of PTR's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares, and thus assists the Trustees in protecting and preserving PTR's REIT status for tax purposes.

  Common Shares owned by a person or group of persons in excess of these limits are subject to redemption by PTR. The provision does not apply where a majority of the Board of Trustees, in its sole and absolute discretion, waives such limit after determining that the eligibility of PTR to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of PTR as a REIT is advantageous to the shareholders. The Board of Trustees has permitted Security Capital Realty Incorporated ("Security Capital Realty"), an affiliate of the REIT Manager (see Note 7), to acquire up to 32% of PTR's outstanding Common Shares. Security Capital Realty's ownership of Common Shares is attributed for tax purposes to its shareholders.

  Security Capital Realty currently owns 26.93% of PTR's total outstanding Common Shares. Pursuant to an agreement between Security Capital Realty and PTR, Security Capital Realty has agreed to acquire no more than 32% of the Common Shares outstanding, except pursuant to an all-cash tender offer for all Common Shares held open for 90 days. Security Capital Realty would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

                           PROPERTY TRUST OF AMERICA

 Shareholder Rights Plan

  On February 23, 1990, PTR declared a dividend distribution of one share purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on February 23, 1990. Each Right entitles the holder to purchase one Common Share for an exercise price of $32.50 per share, subject to adjustment as provided in the Rights Agreement. The Rights will be exercisable only if a person or group acquires 20% or more of PTR's Common Shares (32% in the case of Security Capital Realty and certain defined affiliates) or announces a tender offer for 25% or more of the Common Shares. Under certain circumstances, including a shareholder acquisition of 20% or more of the Common Shares, each Right will entitle the holder to purchase Common Shares or securities of the acquiring company, which would have a dilutive effect on the acquiring company and deter it from taking coercive actions against PTR shareholders. The Rights held by certain 20% shareholders will not be exercisable. The Rights will expire February 23, 2000 and are subject to redemption at a price of $0.01 per Right under certain circumstances. The beneficial ownership by Security Capital Realty and certain of its affiliates of up to 32% of the outstanding Common Shares will not trigger any consequences under the current Rights Agreement.

(7) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  Effective March 1, 1991, PTR entered into a REIT management agreement (the "REIT Management Agreement") with Security Capital (Southwest) Incorporated (the "REIT Manager") to provide management services to PTR. The REIT Manager is an affiliate of Security Capital Realty (see note 6). All officers of PTR are employees of the REIT Manager and PTR has no other employees. The REIT Manager provides both strategic and day-to-day management of PTR, including research, investment analysis, acquisition and development, asset management, capital markets, legal and accounting services.

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement ("Cash Flow") in excess of $4,837,000. In the REIT Management Agreement, Cash Flow is calculated by reference to PTR's cash flow from operations before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR, and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there has been none since inception of the REIT Management Agreement); and, after deducting actual or assumed regularly scheduled principal and interest payments on long term debt. The REIT Management Agreement has been amended so that the long term senior notes described in note 10 will be treated as if they had regularly scheduled principal and interest payments like a 20-year level monthly payment, fully amortizing mortgage and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash Flow does not include realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .25% per year on the average daily balance of cash equivalent investments.

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

  REIT management fees aggregated $7,073,000, $2,711,000 and $793,000 for the years ended December 31, 1993 and 1992 and ten months ended December 31, 1991, respectively. No incentive fees have been earned by the REIT Manager.

                           PROPERTY TRUST OF AMERICA

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR, primarily travel expenses incurred in seeking financing, property acquisitions, property sales and similar activities on behalf of PTR.

  The REIT Management Agreement is renewable by PTR annually, subject to a determination by the independent Trustees that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. PTR may terminate the REIT Management Agreement on 60 days' notice. In the event that the REIT Management Agreement is terminated, or not renewed, by PTR as a result of the merger, consolidation, acquisition or liquidation of PTR, PTR's properties shall be deemed to be sold at the net aggregate consideration paid to PTR's shareholders upon such event, and the REIT Manager shall be paid an incentive fee accordingly. If the REIT Management Agreement is otherwise terminated or not renewed by PTR without cause, PTR shall pay the REIT Manager an incentive fee on any sale or refinancing which occurs within two years of such termination so long as the property was owned by PTR at the time of termination. Because of the year-to-year nature of the agreement, its maximum effect on PTR's results of operations cannot be predicted, other than that REIT management fees will generally increase or decrease in proportion to cash flow increases or decreases.

  WilsonSchanzer, Inc. ("WilsonSchanzer") a property management firm headquartered in San Antonio, Texas, currently manages approximately 80% of PTR's multifamily properties. In addition to property management, WilsonSchanzer performs, among other things, certain due diligence services for PTR's acquisitions. An affiliate of PTR's REIT Manager owns 100% of WilsonSchanzer's voting stock. For the years ended December 31, 1993, 1992 and 1991, PTR paid an aggregate of $3,862,000, $1,424,000 and $148,000, respectively, to WilsonSchanzer, including $2,872,000, $1,060,000 and $148,000, respectively, in property management fees. Rates for services performed by WilsonSchanzer are subject to approval by PTR's Board of Trustees and are at rates prevailing in the markets in which PTR operates.

(8) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except for per share amounts) for 1993 and 1992 is as follows:

                                             THREE MONTHS ENDED
                                       -------------------------------
                                        3-31    6-30    9-30    12-31    TOTAL
                                       ------- ------- ------- -------  -------
   1993:
     Rental Income.................... $14,109 $16,903 $19,889 $25,285  $76,186
                                       ======= ======= ======= =======  =======
     Earnings from operations.........   4,488   3,347   6,454   8,902   23,191
     Gain on sale of investments......     --    2,302     --      --     2,302
                                       ------- ------- ------- -------  -------
     Net earnings..................... $ 4,488 $ 5,649 $ 6,454 $ 8,902  $25,493
                                       ======= ======= ======= =======  =======
     Net earnings per Common Share.... $  0.15 $  0.16 $  0.18 $  0.17  $  0.66
                                       ======= ======= ======= =======  =======
   1992:
     Rental Income.................... $ 4,787 $ 6,511 $ 8,247 $11,465  $31,010
                                       ======= ======= ======= =======  =======
     Earnings from operations.........   1,371   2,192   2,584   2,890    9,037
     Loss on sale of investments......     --      --      --      (51)     (51)
                                       ------- ------- ------- -------  -------
     Net earnings..................... $ 1,371 $ 2,192 $ 2,584 $ 2,839  $ 8,986
                                       ======= ======= ======= =======  =======
     Net earnings per Common Share.... $  0.10 $  0.12 $  0.13 $  0.11  $  0.46
                                       ======= ======= ======= =======  =======

                           PROPERTY TRUST OF AMERICA

(9) COMMITMENTS AND CONTINGENCIES

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of due diligence procedures, since 1984 PTR has conducted Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations for any of the years in the three year period ended December 31, 1993. PTR is not aware of any environmental condition on any of its properties which is likely to have a material adverse affect on PTR's financial condition or results of operations.

(10) SUBSEQUENT EVENTS

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 "the 2008 Notes" and $100 million of 7.5% Senior Notes due 2014 "the 2014 Notes", collectively referred to as "the Notes".

  The 2008 Notes will bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes will bear interest at 7.5% per annum and require annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013 and $25 million in 2014. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, net of offering discounts, issuance costs and proceeds from an interest rate protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement ("the Indenture") between PTR and State Street Bank and Trust Company, as trustee.

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

  Shown below is PTR's unaudited pro forma and condensed balance sheet at December 31, 1993 adjusted to give effect to the Notes, and application of proceeds therefrom, as if they had been issued on December 31, 1993 (in thousands):

      Investments................................................... $  873,192
      Cash..........................................................    151,774
      Other assets..................................................     13,835
                                                                     ----------
        Total assets................................................ $1,038,801
                                                                     ==========
      Mortgages payable............................................. $   48,872
      Long term unsecured debt......................................    200,000
      Other liabilities.............................................     34,912
      Shareholders' equity..........................................    755,017
                                                                     ----------
        Total liabilities and shareholders' equity.................. $1,038,801
                                                                     ==========

                                                                     SCHEDULE XI

                           PROPERTY TRUST OF AMERICA

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                   GROSS AMOUNT AT WHICH
                                   INITIAL COST TO                CARRIED AT DECEMBER 31,
                                         PTR            COSTS              1993
                                  ------------------ CAPITALIZED -------------------------
                                         BUILDINGS     SUBSE-           BUILDINGS           ACCUMU-     CON-
                          ENCUM-            AND       QUENT TO             AND             LATED DE-  STRUCTION   YEAR
       PROPERTIES         BRANCES LAND  IMPROVEMENTS ACQUISITION LAND  IMPROVEMENTS TOTALS PRECIATION   YEAR    ACQUIRED
       ----------         ------- ----- ------------ ----------- ----- ------------ ------ ---------- --------- --------
MULTIFAMILY:
Albuquerque, New Mexico:
 Corrales Point.........   $--    $ 944    $5,347      $    8    $ 944    $5,355    $6,299    $25       1986      1993
 La Paloma..............    --    4,233       --          464    4,255       442     4,697     (b)        (b)     1993
 The Pavilions I & II...     (f)  1,794     7,976       5,586    2,182    13,174    15,356    708       1991      1991
 Sandia Ridge...........     (f)  1,339     5,358         601    1,339     5,959     7,298    277       1986      1992
 Vista del Sol..........     (f)  1,105     4,419         177    1,105     4,596     5,701     74       1987      1993
 Wellington Place.......    --    1,881     7,522          69    1,881     7,591     9,472     78       1981      1993
Austin, Texas:
 Anderson Mill..........    --    1,774    10,051           2    1,774    10,053    11,827     23       1984      1993
 Cannon Place...........    --    1,219     4,874          45    1,219     4,919     6,138     30       1984      1993
 Hunters' Run...........    --    1,401       --           68    1,408        61     1,469     (b)        (b)     1993
 La Mirage..............    --    2,355       --       11,712    2,899    11,168    14,067     (b)        (b)     1992
 The Ridge..............     (f)  1,669     6,675       1,595    1,669     8,270     9,939    125       1978      1993
 Rock Creek.............    --    1,310     7,421           4    1,310     7,425     8,735     17       1979      1993
 Saddle Brook...........    --      832       --       10,432    1,097    10,167    11,264     14       1993      1992
 San Marcos Place.......    --      886     5,021           2      886     5,023     5,909     12       1983      1993
 Shadowood..............    --    1,196     4,782          86    1,196     4,868     6,064     60       1985      1993
 Spyglass...............     (f)  1,746     6,984       1,550    1,858     8,422    10,280    204       1981      1992
Dallas, Texas:
 Apple Ridge............    --    1,985     7,939          23    1,985     7,962     9,947     50       1984      1993
 Custer Crossing........    --    1,525     8,642           8    1,525     8,650    10,175     20       1985      1993
 Homestead I--
  Skillman Rd...........    --      400       --        2,620      400     2,620     3,020    105       1993      1992
 Homestead II--
  Stemmons Fwy..........    --      356       --        2,806      356     2,806     3,162     87       1993      1992
 Homestead III--Tollway.    --      294       --        2,418      353     2,359     2,712     77       1993      1993
 Homestead V--
  North Richland........    --      476       --        2,213      532     2,157     2,689     (b)        (b)     1993
 Homestead VI--
  Coit Road.............    --      440       --        2,239      479     2,200     2,679     (b)        (b)     1993
 Homestead XIII--
  Arlington.............    --      588       --           71      598        61       659     (b)        (b)     1993
 Indian Creek...........    --    1,789    10,135         --     1,789    10,135    11,924     23       1985      1993
 Pine Hills.............    --      884     5,011           3      884     5,014     5,898     11       1983      1993
 Post Oak Ridge.........    --    2,116    11,988           3    2,116    11,991    14,107     28       1983      1993
 Quail Run..............    --    1,605     9,097           9    1,605     9,106    10,711     21       1983      1993
 Somerset...............    --    2,907    11,628          21    2,907    11,649    14,556     73       1986      1993
 Summerstone............    --    1,053     5,966         --     1,053     5,966     7,019     14       1983      1993
 Woodland Park..........    --    1,384     5,536          19    1,384     5,555     6,939     35       1986      1993
Denver, Colorado:
 Cambrian Apartments....     (f)  2,258     9,031         513    2,258     9,544    11,802    151       1983      1993
 The Cedars.............     (f)  3,128    12,512         675    3,128    13,187    16,315    202       1984      1993
 Fox Creek..............    --    1,166     4,664          59    1,166     4,723     5,889     39       1984      1993
 Hickory Ridge..........     (f)  4,403    17,611       1,024    4,403    18,635    23,038    602       1984      1992
 Reflections Phase I....     (f)  1,591     6,364         504    1,591     6,868     8,459    106       1980      1993
 Reflections Phase II...    --      805       --           53      808        50       858     (b)        (b)     1993
 Sunwood................    --    1,030     4,120         764    1,030     4,884     5,914    120       1981      1992

                                                     (see notes following table)

                                                                   GROSS AMOUNT AT WHICH
                                                                  CARRIED AT DECEMBER 31,
                                 INITIAL COST TO PTR    COSTS               1993
                                 ------------------- CAPITALIZED --------------------------
                                         BUILDINGS     SUBSE-            BUILDINGS           ACCUMU-     CON-
                        ENCUM-              AND       QUENT TO              AND             LATED DE-  STRUCTION   YEAR
      PROPERTIES        BRANCES   LAND  IMPROVEMENTS ACQUISITION  LAND  IMPROVEMENTS TOTALS PRECIATION   YEAR    ACQUIRED
      ----------        -------  ------ ------------ ----------- ------ ------------ ------ ---------- --------- --------
El Paso, Texas:
 Acacia Park..........  $  --    $1,147    $  --       $  224    $1,184    $  187    $1,371   $  (b)       (b)     1993
 Cielo Vista..........     --     1,111     4,445         119     1,111     4,564     5,675      65      1962      1993
 The Crest............      (f)     887       828       6,236     1,026     6,925     7,951     375      1991      1992
 Double Tree..........      (f)   1,106     4,423         421     1,106     4,844     5,950      92      1980      1993
 Las Flores...........   6,056      228     1,591       6,085       617     7,287     7,904   2,767        (a)       (a)
 Mountain Village.....      (f)   1,205     4,822         924     1,205     5,746     6,951     313      1982      1992
 The Phoenix..........     --       484       --        9,045       658     8,871     9,529     159      1993      1993
 Shadow Ridge Phase I.      (f)     584     3,993         698       584     4,691     5,275     272      1991      1991
 Shadow Ridge Phase
  II..................     --       941       --          202       947       196     1,143      (b)       (b)     1993
 Spring Park..........   4,363      734     4,422          35       734     4,457     5,191     593      1990      1989
 Tigua Village........   1,021      162     1,617         318       162     1,935     2,097     998      1970      1966
Houston, Texas:
 Braeswood............   7,127    1,853    10,500           2     1,853    10,502    12,355      24      1984      1993
 Cranbrook Forest.....     --     1,325     5,298          26     1,325     5,324     6,649      33      1984      1993
 Homestead IV--West by
  Northwest...........     --       506       --        2,048       538     2,016     2,554      (b)       (b)     1993
 Homestead VII--
  Southpoint..........     --       418       --        1,351       472     1,297     1,769      (b)       (b)     1993
 Homestead VIII--West-
  heimer..............     --       798       --          649       815       632     1,447      (b)       (b)     1993
 Homestead IX--Park
  Ten.................     --       791       --          197       806       182       988      (b)       (b)     1993
 Homestead X--South-
  west Techniplex.....     --       579       --          139       591       127       718      (b)       (b)     1993
 Homestead XI--Bammel
  Westfield...........     --       517       --          256       532       241       773      (b)       (b)     1993
 Pineloch.............     --     1,979    11,213           3     1,979    11,216    13,195      26      1984      1993
 Weslayan Oaks........     --       681     3,859         --        681     3,859     4,540       9      1984      1993
 Woodside Village.....     --       710     2,490       2,405       710     4,895     5,605   1,964      1972      1975
Las Cruces, New Mexi-
 co:
 Park Place I & II....   7,144      529     6,997         999       992     7,533     8,525     925      1989      1989
Oklahoma City, Oklaho-
 ma:
 Warrington...........     --       861     4,876          20       861     4,896     5,757      22      1984      1993
Phoenix, Arizona:
 Dobson Bay Club......      (f)   1,132     4,529         431     1,132     4,960     6,092     274      1986      1992
 Moorings at Mesa
  Cove................      (f)   3,261    13,045         478     3,261    13,523    16,784     354      1985      1992
 Papago Crossing......     --       631     2,526         510       631     3,036     3,667      69      1980      1992
 Pelican Bay..........     --     2,796    11,183         137     2,796    11,320    14,116      93      1985      1993
 Pheasant Run.........      (f)   1,605     6,421         143     1,605     6,564     8,169      54      1985      1993
 Presidio at South
  Mountain............  14,867    4,621    26,187          11     4,621    26,198    30,819      60      1989      1993
 The Ridge............     --     1,848    10,470         --      1,848    10,470    12,318      24      1987      1993
 San Antigua..........     --     4,347       --       10,505     4,511    10,341    14,852      (b)       (b)     1991
 San Marin............      (f)   3,798       --       14,096     3,798    14,096    17,894     450      1993      1993
 San Marina...........      (f)   1,207     4,829         745     1,207     5,574     6,781     341      1986      1992
 San Marquis Phase I..     --     2,348       --        5,746     2,516     5,578     8,094      (b)       (b)     1993
 San Marquis Phase II.     --     1,239       --          351     1,348       242     1,590      (b)       (b)     1993
 Sunstone.............     --     1,536     8,701           6     1,536     8,707    10,243      20      1986      1993
 Superstition Park....      (f)   2,340     9,362         471     2,340     9,833    12,173     254      1985      1992
San Antonio, Texas:
 Applegate............     --     1,396     7,913         --      1,396     7,913     9,309      18      1983      1993
 Camino Real..........     (f)    1,083     4,334         591     1,083     4,925     6,008      99      1979      1993
 Cobblestone Village..     (f)      786     3,145         411       786     3,556     4,342     233      1984      1992
 Contour Place........     --       457     1,827         241       457     2,068     2,525     141      1984      1992
 The Crescent Phase I.     --     1,257       --       12,133     1,613    11,777    13,390       8      1993      1992
 The Crescent Phase
  II..................     --     1,654       --           95     1,658        91     1,749      (b)       (b)     1993
 The Gables...........     --     1,030     5,838         --      1,030     5,838     6,868      13      1983      1993

                                                     (see notes following table)

                                                                   GROSS AMOUNT AT WHICH CARRIED
                               INITIAL COST TO PTR     COSTS            AT DECEMBER 31, 1993
                              --------------------- CAPITALIZED    ------------------------------
                                        BUILDINGS     SUBSE-                 BUILDINGS             ACCUMU-     CON-
                     ENCUM-                AND       QUENT TO                   AND               LATED DE-  STRUCTION   YEAR
    PROPERTIES       BRANCES    LAND   IMPROVEMENTS ACQUISITION      LAND   IMPROVEMENTS  TOTALS  PRECIATION   YEAR    ACQUIRED
    ----------       -------  -------- ------------ -----------    -------- ------------ -------- ---------- --------- --------
 Homestead XII--
  Medical Center.    $   --   $    817   $    --     $    282      $    836   $    263   $  1,099  $    (b)        (b)    1993
 Indian Trails...        --        724      2,895         160           724      3,055      3,779       36       1974     1993
 Lakeside Villas.         (f)    2,597     10,388         481         2,597     10,869     13,466      353       1986     1992
 Marbach Park....        --        986      5,585         --            986      5,585      6,571       13       1985     1993
 The Marina......        --        292      1,652           2           292      1,654      1,946        4       1982     1993
 Medical Drive...        --      1,634        --            8         1,634          8      1,642      --          (b)    1993
 Oakhampton
  Place..........         (f)    2,293      9,170         618         2,293      9,788     12,081      314       1984     1992
 Palisades Park..        --      1,114      6,314           2         1,114      6,316      7,430       15       1983     1993
 Panther Spring..        --        621      3,520         --            621      3,520      4,141        8       1985     1993
 The Pond........        --      1,655      9,376         --          1,655      9,376     11,031       22       1982     1993
 The Shores......        --        644      3,652           2           644      3,654      4,298        8       1982     1993
 Towne East......        --        335      1,897           2           335      1,899      2,234        4       1983     1993
 Villas of Castle
  Hills..........        --      1,036      4,145         158         1,036      4,303      5,339       52       1971     1993
 Villas of St.
  Tropez.........         (f)    2,013      8,054         538         2,013      8,592     10,605      276       1982     1992
Santa Fe, New
 Mexico:
 The Enclave.....         (f)    1,810      7,241         569         1,810      7,810      9,620      197       1986     1992
 The Meadows.....        --        818        --        7,193           954      7,057      8,011       (b)        (b)    1993
 Rancho Vizcaya..         (f)    1,908      9,458         589         1,908     10,047     11,955      659       1990     1991
Tucson, Arizona:
 Cobble Creek....         (f)    1,423      5,691         486         1,423      6,177      7,600      339       1980     1992
 Craycroft Gar-
  dens...........        --        347      1,392         163           348      1,554      1,902       69       1963     1992
 Haystack........        --        965      5,469          11           965      5,480      6,445       13       1979     1993
 Sonoran Terrac-
  es.............         (f)    3,020     14,150         445         3,020     14,595     17,615      902       1986     1992
 Sundown Village
  Phase I........         (f)    1,606      6,423         286         1,606      6,709      8,315      147       1984     1993
 Sundown Village
  Phase II.......        --        409        --          130           425        114        539       (b)        (b)    1993
 Tierra Antigua..         (f)      992      3,967         437           992      4,404      5,396      205       1979     1992
 Ventana Canyon..        --      1,705        --           61         1,715         51      1,766       (b)        (b)    1993
 Villa Caprice...        --      1,277      7,238           2         1,277      7,240      8,517       17       1972     1993
 Windsail........      4,930     1,851      7,407         404         1,852      7,810      9,662      139       1986     1993
Tulsa, Oklahoma:
 Southern Slope..        --        777      4,408           7           778      4,414      5,192       20       1982     1993
                     -------  --------   --------    --------      --------   --------   --------  -------
 Total Multifami-
  ly.............     45,508   154,044    537,850     140,985       157,887    674,992    832,879   18,365
                     =======  ========   ========    ========      ========   ========   ========  =======
LAND HELD FOR FU-
 TURE MULTIFAMILY
 DEVELOPMENT:
Austin, Texas:
 Ridge Line......        --      2,599        --          --          2,599        --       2,599      --         N/A     1993
 Saddle Brook
  Phase III......        --        758        --           29           787        --         787      --         N/A     1993
 Saddle Brook
  Phase IV.......        --        822        --          --            822        --         822      --         N/A     1993
                     -------  --------   --------    --------      --------   --------   --------  -------
 Total Develop-
  ment Land......        --      4,179        --           29         4,208        --       4,208      --
                     =======  ========   ========    ========      ========   ========   ========  =======
HOTEL:
San Francisco,
 California:
 Wharf Holiday
  Inn............        833       --       2,999      19,871           --      22,870     22,870    2,537       1972     1975
                     =======  ========   ========    ========      ========   ========   ========  =======
OFFICE/INDUSTRIAL:
Dallas, Texas:
 Irving Blvd.....        201       109        302         129           109        431        540      200       1968     1977
 Valwood.........        --        649        --         (318)(c)       331        --         331      --         N/A     1983
El Paso, Texas:
 Vista Industri-
  al.............      2,330       567      2,504          50           567      2,554      3,121      313       1987     1989
Ontario,
 California:
 Ontario
  Industrial
  Building.......        --      1,200      3,828      (1,100)(c)     1,200      2,728      3,928      574       1987     1987
                     -------  --------   --------    --------      --------   --------   --------  -------
 Total
  Office/Industrial.   2,531     2,525      6,634      (1,239)        2,207      5,713      7,920    1,087
                     =======  ========   ========    ========      ========   ========   ========  =======
Other:
 Circle K Stores.        --         26        286        (249)           15         48         63       33       1971     1972
 Miscellaneous           --        --       5,175         --            --       5,175      5,175      --     Various  Various
                     -------  --------   --------    --------      --------   --------   --------  -------
 Total Other.....        --         26      5,461        (249)           15      5,223      5,238       33
                     =======  ========   ========    ========      ========   ========   ========  =======
 Total...........    $48,872  $160,774   $552,944    $159,397      $164,317   $708,798   $873,115  $22,022
                     =======  ========   ========    ========      ========   ========   ========  =======

                                                     (see notes following table)

- --------
(a) Phase I, 120 units completed in 1980; Phase II 60 units completed in 1981; and Phase III, 288 units completed in 1983.
(b) As of December 31, 1993, property was under development.
(c) The Valwood and Ontario Industrial properties were written down by $318,211 in December 1991 and $1,100,000 in June 1993, respectively, to more properly reflect the properties' net realizable values.
(d) As of December 31, 1993, the aggregate cost for federal income tax purposes of PTR's investment in real estate amounted to $855,804,000.
(e) Miscellaneous investments represent PTR's ownership percentage of a partnership, a joint venture, as well as an investment in a financing lease.
(f) Pledged to secure PTR's $200 million revolving line of credit to Texas Commerce Bank.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of PTR's investment in real estate, at cost (in thousands):

                                                         DECEMBER 31,
                                                  ----------------------------
                     CARRYING AMOUNTS               1993      1992      1991
                     ----------------             --------  --------  --------
   Balance at January 1.......................... $337,274  $117,572  $ 84,892
   Acquisitions, including renovation expendi-
    tures........................................  449,500   188,411    23,972
   Development expenditures, including land ac-
    quisition....................................  108,056    41,733     8,291
   Acquisition of land held for future develop-
    ment.........................................    4,208       --        --
   Capital improvements..........................    1,639     1,015       899
   Real estate sold..............................  (24,953)  (10,814)     (121)
   Provision for possible losses.................   (2,270)     (400)     (400)
   Other.........................................     (339)     (243)       39
                                                  --------  --------  --------
   Balance at December 31........................ $873,115  $337,274  $117,572
                                                  ========  ========  ========
                                                         DECEMBER 31,
                                                  ----------------------------
                 ACCUMULATED DEPRECIATION           1993      1992      1991
                 ------------------------         --------  --------  --------
   Balance at January 1.......................... $ 19,360  $ 17,742  $ 15,140
   Depreciation for the year.....................   10,241     5,045     2,664
   Accumulated depreciation of real estate sold..   (7,429)   (3,370)      (62)
   Other.........................................     (150)      (57)      --
                                                  --------  --------  --------
   Balance at December 31........................ $ 22,022  $ 19,360  $ 17,742
                                                  ========  ========  ========

                           PROPERTY TRUST OF AMERICA

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PROPERTY TRUST OF AMERICA

                                             /s/ William Kell
                                          By: _________________________________
                                            William Kell
                                            Vice President

Date: February 1, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/ C. Ronald Blankenship*
- ------------------------------------
       C. Ronald Blankenship         Chairman (Principal
                                      Executive Officer) and
                                      Trustee
        /s/ William Kell
- ------------------------------------
            William Kell             Vice President (Principal
                                      Financial and Accounting
                                      Officer)
      /s/ James A. Cardwell*
- ------------------------------------
         James A. Cardwell           Trustee
    /s/ John T. Kelley, III*
- ------------------------------------
        John T. Kelley, III          Trustee                        February 1, 1995
     /s/ Calvin K. Kessler*
- ------------------------------------
         Calvin K. Kessler           Trustee
     /s/ James H. Polk, III*
- ------------------------------------
         James H. Polk, III          Trustee
     /s/ John C. Schweitzer*
- ------------------------------------
         John C. Schweitzer          Trustee

- ------------------------------------
          William G. Myers           Trustee

      /s/ William Kell
*By: __________________________
         William Kell
       Attorney-in-fact

                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 126-32, are incorporated herein by reference.

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------                        -----------                         ------------
  3.1   Amended and Restated Declaration of Trust dated June 18,
        1991 (Incorporated by reference to Exhibit 4 to PTR's
        Form 10-Q for the quarter ended June 30, 1991).
  3.2   First Amendment dated June 2, 1992, to Restated
        Declaration of Trust (Incorporated by reference to
        Exhibit 4 to PTR's Form 10-Q for the quarter ended June
        30, 1992).
  3.3   Bylaws of PTR, as amended through February 22, 1990
        (Incorporated by reference to Exhibit 19.9 to PTR's Form
        10-K for the year ended December 31, 1989).
  4.1   Articles Supplementary, dated November 22, 1993,
        relating to PTR's Cumulative Convertible Series A
        Preferred Shares of Beneficial Interest (Incorporated by
        reference to Exhibit 3.1 to PTR's Form 8-K dated
        November 22, 1993).
  4.2*  Indenture, dated as of February 1, 1994, between PTR and
        Morgan Guaranty Trust Company of New York, as Trustee.
  4.3*  First Supplemental Indenture, dated as of February 2,
        1994, between PTR, Morgan Guaranty Trust Company of New
        York and State Street Bank and Trust Company, as
        successor Trustee.
  4.4*  6 7/8% Senior Note due February 15, 2008.
  4.5*  7 1/2% Senior Note due February 15, 2014.
  4.6   Rights Agreement (the "Rights Agreement") dated as of
        February 23, 1990 between PTR and First City, Texas-
        Houston, N.A., including form of Rights Certificate
        (Incorporated by reference to Exhibit 19.11 to PTR's
        Form 10-K for the year ended December 31, 1989).
  4.7   First Amendment dated as of February 23, 1991 to the
        Rights Agreement (Incorporated by reference to Exhibit
        4.5 to Registration Statement No. 33-43201).
  4.8   Second Amendment dated as of October 31, 1991 to the
        Rights Agreement (Incorporated by reference to Exhibit
        4.6 to Registration Statement No. 33-43201).
  4.9   Third Amendment dated as of January 2, 1992 to the
        Rights Agreement (Incorporated by reference to Exhibit
        4.7 to Registration No. 33-46369).
  4.10  Fourth Amendment dated as of February 29, 1992 to the
        Rights Agreement (Incorporated by reference to Exhibit
        4.8 to Registration No. 33-46369).
 10.1   1987 Share Option Plan for Outside Trustees
        (Incorporated by reference to Exhibit 10.5 to PTR's Form
        10-K for the year ended December 31, 1986).
 10.2   Amended and Restated Investor Agreement dated February
        23, 1990 between PTR and Southwest Realty Investors
        Incorporated (Incorporated by reference to Exhibit 19.12
        to PTR's Form 10-K for the year ended December 31,
        1989).
 10.3   First Amendment dated May 14, 1991 to the Amended and
        Restated Investor Agreement between PTR and Southwest
        Realty Investors Incorporated (Incorporated by reference
        to Exhibit No. 10.68 to Registration Statement No. 33-
        39766).

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------                        -----------                         ------------


 10.5   Term Loan Agreement dated June 25, 1990 between PTR and
        Sumitomo Bank of California with related Commercial Loan
        Note from PTR to Sumitomo Bank providing for an
        $8,000,000 mortgage financing secured by PTR's leasehold
        interest in the Holiday Inn at Fisherman's Wharf in San
        Francisco and Deed of Trust and Assignment of Rents
        (Incorporated by reference to Exhibit 28.1 to PTR's Form
        8-K dated June 28, 1990).
 10.6   Form of Indemnity Agreement entered into between PTR and
        all of its officers and Trustees (Incorporated by
        reference to Exhibit 10.50 to Registration Statement No.
        33-43201).
 10.7   Supplemental Agreement with Exhibits dated May 14, 1991
        between PTR and Southwest Realty Investors Incorporated,
        now known as Security Capital Realty Incorporated
        (Incorporated by reference to Exhibit 10.67 to
        Registration Statement No. 33-39766).
 10.8   Supplemental Investment Agreement dated as of October 1,
        1991, by and between PTR and Southwest Realty Investors
        Incorporated, now known as Security Capital Realty
        Incorporated (Incorporated by reference to Exhibit 10.70
        to Registration Statement No. 33-43201).
 10.9   Management Agreement dated as of September 1, 1991
        between PTR and WilsonSchanzer, Inc. relating to the
        management of PTR's multifamily properties (Incorporated
        by reference to Exhibit 19.2 to PTR's Form 10-Q for the
        quarter ended September 30, 1991).
 10.10  Credit Agreement (the "Credit Agreement") dated as of
        August 13, 1992 between PTR and Texas Commerce Bank
        National Association and other Lenders (Incorporated by
        reference to Exhibit 10.2 to PTR's September 4, 1992
        Form 8-K).
 10.11* Agreement and First Amendment to the Credit Agreement,
        dated March 10, 1993.
 10.12* Agreement and Second Amendment to the Credit Agreement,
        dated November 10, 1993.
 10.13  Dividend Reinvestment and Share Purchase Plan
        (Incorporated by reference to the Prospectus included in
        Registration Statement No. 33-71040).
 10.14* Second Amended and Restated Advisory Agreement, dated as of March 1, 1993.
 10.15* Amendment No. 1 to Second Amended and Restated Advisory
        Agreement, dated October 1, 1993.
 10.16* Amendment No. 2 to Second Amended and Restated Advisory
        Agreement, dated February 8, 1994.
 12.1*  Statement re Computation of Ratios.
 23.1   Consent of KPMG Peat Marwick LLP.
 24.1*  Power of Attorney pursuant to which amendments to this
        Form 10-K may be filed.
 27     Financial Data Schedule.

- --------
*Previously filed.