Form 10-K
PROPERTY TRUST OF AMERICA
filed 1995-03-31
CIK 80737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO      .

COMMISSION FILE NUMBER 1-10272

                         SECURITY CAPITAL PACIFIC TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               74-6056896
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                           7777 MARKET CENTER AVENUE
                              EL PASO, TEXAS 79912
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                 (915) 877-3900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                   ON WHICH REGISTERED
                    -------------------                 -----------------------
      Common Shares of Beneficial Interest, par value
       $1.00 per share                                  New York Stock Exchange
      Cumulative Convertible Series A Preferred Shares
       of Beneficial Interest, par value $1.00 per
       share                                            New York Stock Exchange
      Preferred Share Purchase Rights                   New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the Registrant's shares on March 30, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was $767,380,556.

  At March 30, 1995, there were outstanding approximately 72,212,337 Common Shares of Beneficial Interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the annual meeting of its shareholders scheduled to be held June 13, 1995 are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                              PAGE
 ----                             -----------                              ----

                                     PART I
  1.  Business...........................................................    3
      Security Capital Pacific Trust.....................................    3
      Strategy for Cash Flow and Distribution Growth.....................    4
      Multifamily Properties.............................................    5
      Non-Multifamily Properties.........................................    6
      Investment Analysis................................................    6
      Strategic Accomplishments..........................................    7
      The REIT Manager...................................................    9
       Officers of PTR and Directors and Officers of the REIT Manager and
      Relevant Affiliates................................................   11
      Insurance..........................................................   16
      Competition........................................................   16
      Environmental Matters..............................................   16
      Employees..........................................................   16
      Executive Officers.................................................   17
  2.  Properties.........................................................   17
      Portfolio Composition..............................................   23
      Geographic Distribution............................................   24
  3.  Legal Proceedings..................................................   24
  4.  Submission of Matters to a Vote of Security Holders................   25

                                    PART II
        Market for the Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................   25
  6.  Selected Financial Data............................................   27
          Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................   28
      Overview...........................................................   28
      Merger and Concurrent Subscription Offering........................   28
      Results of Operations..............................................   29
      Environmental Matters..............................................   33
      Liquidity and Capital Resources....................................   33
      REIT Management Agreement..........................................   36
  8.  Financial Statements and Supplementary Data........................   36
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure Matters......................................   37

                                    PART III
 10.  Directors and Executive Officers of the Registrant.................   37
 11.  Executive Compensation.............................................   37
 12.  Security Ownership of Certain Beneficial Owners and Management.....   37
 13.  Certain Relationships and Related Transactions.....................   37

                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   37

                                     PART I
ITEM 1. BUSINESS

SECURITY CAPITAL PACIFIC TRUST

  The objective of Security Capital Pacific Trust (formerly known as Property Trust of America, and referred to herein as "PTR") is to be the preeminent real estate operating company focusing on multifamily property in its target market. PTR'S REIT manager is Security Capital Pacific Incorporated (the "REIT Manager" or "REIT Management"). Through its REIT Manager, PTR is a fully integrated operating company which engages in development, acquisition, operation and long term ownership of multifamily properties. At March 23, 1995, PTR owned and operated or was developing 47,120 multifamily units. The total investment cost of all of PTR's multifamily properties is $1.9 billion, including planned renovations and development expenditures.

  PTR seeks to achieve long term sustainable growth in cash flow and distributions by maximizing operating performance through value-added asset management, concentrating its fully integrated development capability and experienced team of professionals on developing industry-leading product in targeted submarkets that exhibit strong job growth and demographic trends and implementing an asset optimization strategy of redeploying capital into targeted moderate income developments with significant long-term cash flow growth prospects.

  PTR has traditionally focused on multifamily assets in the Southwest. In November 1994, PTR's Board of Trustees (the "Board") expanded PTR's target market to include a six-state region of the western United States comprised of California, Idaho, Nevada, Oregon, Utah and Washington. On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated, a Maryland corporation ("PACIFIC"), with and into PTR. The assets acquired from PACIFIC in the Merger are located in some of the new markets, which the REIT Manager believes have significant growth prospects. Concurrently with the Merger, PTR completed a subscription offering of common shares of beneficial interest, $1.00 par value per share ("Common Shares"), at a price of $16.375 per share, pursuant to which PTR received subscriptions for 13.2 million Common Shares representing proceeds of $216.6 million.

  Based on the Merger, its recent subscription offering, debt issuance capacity, asset optimization strategy and current real estate and debt market conditions, PTR believes it has reached an optimal level of equity capitalization. Hence, PTR has no plans to raise additional capital through the equity markets. For the foreseeable future, PTR intends to fund its capital needs through implementation of its asset optimization strategy and the issuance of additional fixed-rate, fully amortizing long term debt. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  PTR highlights include:

  . Average rental rates increased 6.42% in 1994 for PTR's multifamily properties that were fully operational throughout both 1994 and 1993. At March 23, 1995, PTR's operating multifamily properties were 95.8% leased.

  . PTR believes that development of multifamily properties from the ground up that are built for long term ownership and are designed to meet broad renter preferences and demographic trends will provide a greater source of long term cash flow growth in the future than acquisitions. PTR expects to complete an additional 1,991 multifamily units by June 30, 1995. At March 23, 1995, PTR had completed $217.7 million of developments, had $201.3 million of developments under construction and owned land for which it is planning $253 million of developments.

  . Security Capital Group Incorporated (which reflects the imminent name change from Security Capital Realty Incorporated and is referred to herein as "Security Capital Group"), PTR's largest shareholder, which owned 37.9% of the Common Shares at March 30, 1995, is the owner of the REIT Manager and has provided investment capital to PTR, at the same times and on the same terms made available to public investors.

  . Based on forecasts published by Woods & Poole Economics, Inc., the projected growth in population of PTR's primary target market is 39.5% for the years 1994-2015, whereas the projected growth in population in the U.S. as a whole for such period is 19.2%. For the same time period, job growth is projected to be 31.5% in PTR's primary target market, and 22.4% in the U.S. as a whole.

  . A review of local market information in PTR's primary target market indicates that the number of multifamily units for which building permits have been issued has declined significantly from mid-1980 levels. In 1985, 55,005 units were permitted as compared to 32,394 units in 1994.

  . PTR's long term debt as a percentage of total long term book capitalization was 26% at December 31, 1994 and 22% at March 23, 1995 on a pro forma basis, giving effect to the Merger and the concurrent subscription offering and property acquisitions through March 23, 1995. Giving effect to the use of the proceeds from the subscription offering that closed on March 23, 1995, there would be no borrowings outstanding under PTR's $350 million revolving line of credit at March 23, 1995.

  PTR has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. PTR was formed in 1963 and is a real estate investment trust organized under the laws of Maryland. Its principal executive offices are located at 7777 Market Center Avenue, El Paso, Texas 79912, and its telephone number is (915) 877-3900.

STRATEGY FOR CASH FLOW AND DISTRIBUTION GROWTH

  PTR seeks to achieve long term sustainable growth in cash flow and distributions by maximizing operating performance through value-added asset management, concentrating its fully integrated development capabilities and experienced team of professionals on developing industry-leading product in targeted submarkets that exhibit strong job growth and demographic trends and implementing an asset optimization strategy of redeploying capital into targeted moderate income developments with significant long-term cash flow growth prospects.

  Commitment to Fundamental Real Estate Research. PTR utilizes its affiliate, Security Capital (U.S.) Investment Research Incorporated ("Security Capital (U.S.) Investment Research"), to conduct comprehensive evaluations of its target markets on a submarket-by-submarket basis to identify those submarkets and product types that present above average prospects for long term cash flow growth. These evaluations, combined with PTR's experience in development and as one of the largest multifamily property owners in its target market, enable PTR to identify the submarkets with the highest projected job and population growth and to determine the product type to develop, acquire and own in each submarket to appeal to the local resident base.

  Asset Review and Reallocation. PTR develops and acquires properties with a view to effective long term operation and ownership. REIT Management's asset managers actively review PTR's asset base. These reviews generate operating and capital plans and, with guidance from Security Capital (U.S.) Investment Research, identify submarkets and product types that PTR believes represent better long term growth opportunities. For each market, PTR's research evaluates five major economic factors, further broken down into 20-25 submarket characteristics. This research provides PTR with the demographic information to target specific resident profiles and identify unit size, density and amenities for each community which will provide the greatest opportunity for consistent rental increases and high occupancies and will be contributors to long term income growth. Based upon PTR's market research and in an effort to optimize its portfolio allocation, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long term investment criteria and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that it believes provide better long term growth opportunities.

  Development. Through March 23, 1995, PTR has completed $217.7 million of multifamily developments, has $201.3 million of developments under construction and owns land for which it is planning $253 million of developments. PTR has engaged in multifamily development since 1970. PTR has developed from the ground up, or has under development, 29.8%, based on cost, of its multifamily portfolio as of March 23, 1995. Historically, actual operating results on properties developed by PTR have generally exceeded projected operating results and the results available from acquisitions. PTR's development strategy is to focus on developing state of the art product in attractive submarkets to meet renter preferences and demographic trends. PTR believes that developing communities designed for long term appeal to the largest segment of the renter population will allow PTR to achieve more consistent rental increases and higher occupancies over the long term and, thereby, realize cash flow growth. PTR minimizes development risks by having zoning, site planning, construction budgets and similar risks resolved or assumed by third parties prior to PTR's commitment. PTR also targets development for markets with high occupancy rates where population and job growth trends indicate increasing future demand. PTR cannot eliminate all development risk but believes that the opportunities to better control product and realize higher returns from development properties compensate for the retained risk.

  Development opportunities also permit PTR to incorporate into multifamily communities proprietary technologies and designs aimed at enhancing long term rental growth while reducing ongoing maintenance costs. PTR has had the opportunity to evaluate and refine its multifamily product through its long history of development. PTR, unlike a typical merchant builder, intends to own long term the properties that it develops. Hence, PTR focuses on the quality of construction, materials and design with a view towards minimizing long term operation and maintenance costs.

  REIT Management believes that development of multifamily units from the ground up that are built for long term ownership and are designed to meet broad renter preferences and demographic trends will provide a greater source of long term cash flow growth. Therefore, while land prices are favorable, PTR has acquired and will acquire, on an unleveraged basis, prudent amounts of zoned land for future multifamily development. For purposes of the property charts and other information in this report, land held for these future developments, which comprises less than 1% of assets, based on cost, is not aggregated with the multifamily properties.

  PTR believes that effective execution of the strategy described above will contribute to long term sustainable growth in cash flow and distributions.

MULTIFAMILY PROPERTIES

  PTR categorizes operating multifamily properties (which include all properties not under development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly-developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months or, in the case of properties requiring major rehabilitation, as long as 18 months) to achieve 93% occupancy at market rents. Prior to being "stabilized," a property is considered "pre-stabilized." For operating properties that PTR has acquired, stabilized operations generally have been achieved six to twelve months after acquisition. For properties that PTR has developed, stabilized operations generally have been achieved twelve to eighteen months after construction commenced. Due to its active development and acquisition programs, 80.5% of PTR's operating multifamily properties, based on cost, were classified by PTR as stabilized as of March 23, 1995. At March 23, 1995, PTR's operating multifamily properties were 95.8% leased and PTR's stabilized multifamily properties were 96.5% leased.

  PTR's multifamily properties are primarily garden style, two-story multifamily dwellings that range in size from 57 units to 896 units. Resident leases are generally for six-month to twelve-month terms and require security deposits. As of March 23, 1995, PTR owned 27 properties that contain affordable corporate efficiency units which are rented for terms generally shorter than six months. As of March 23, 1995, nine of these properties were under development, including one in the leasing stage, and six were in planning. PTR expects to develop more of these properties.

  PTR believes that its multifamily communities generally occupy strategic locations in growing submarkets. At March 23, 1995, excluding affordable corporate efficiency properties, the average unit size for properties operating, under development and in planning is 833 square feet, with 53.5% of the units having two or more bedrooms. Many units have washer/dryer connections and walk-in closets, which REIT Management believes substantially enhance marketability. PTR improves attractiveness by investing in extensive landscaping when developing or repositioning multifamily units. Other features frequently included in PTR's multifamily communities are swimming pools, playgrounds, volleyball courts, fitness centers and community rooms.

  PTR expects to continue to focus a portion of its future development and acquisition efforts on moderate income multifamily housing, which includes moderately priced apartments and efficiency units priced to appeal to the largest segment of the renter population, based on income, age and family size.

NON-MULTIFAMILY PROPERTIES

  PTR focuses its investment and development activities on multifamily properties. It will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and periodic sales of non-multifamily properties may occur as opportunities arise. The percentage of PTR's rental income generated by non-multifamily properties was less than 2% of total rental income during 1994.

  Hotel. PTR owns a 338-room, five-story hotel building and land located in the Fisherman's Wharf area of San Francisco, California. The hotel building is leased to Holiday Inns of America, Inc. The lease expires in 2018. Holiday Inns has recently renovated portions of this building at its own expense. The effective annual rent is 25% of the hotel's gross room revenues and 5% of gross food and beverage sales. Holiday Inns operates this building jointly with its 243-room building across the street, and PTR's rental income is based on total revenues for both buildings, prorated based on the number of rooms in PTR's building. Average occupancy for the one-year period ended December 31, 1994 was 82.8%, at an average room rate of $89.77.

  Office/Industrial. PTR owns one office building through a 40% owned joint venture, and owns three industrial properties. PTR's office building is located in the Dallas, Texas metropolitan area. As of March 23, 1995, this office building was 98.2% leased. PTR's industrial properties are warehouse/showroom facilities located in Texas and California, ranging in size from 37,200 square feet to 130,000 square feet and were 100% leased at March 23, 1995.

INVESTMENT ANALYSIS

  Prospective property investments are analyzed pursuant to several underwriting criteria, including purchase price, competition and other market factors, and prospects for growth in income and market value. PTR's investment decision is based upon the expected contribution of the property to cash flow growth which provides the opportunity for increases in shareholder distributions. The expected economic contribution is based on an estimate of all cash revenues from leases and other revenue sources, minus expenses incurred in operating the property (generally, real estate taxes, insurance, maintenance, personnel costs and utility charges, but excluding depreciation, debt service and amortization of loan costs). Residual value and the effects of debt financing are not considered in the calculation.

  The economic contribution of properties cannot be predicted with certainty, and no assurance can be given that developed or acquired properties will contribute to increased cash flow and shareholder distributions, or that developments and acquisitions will be available on comparable terms in the future.

STRATEGIC ACCOMPLISHMENTS

 Developments and Acquisitions

  The REIT Manager's development and acquisition specialists are each assigned to a specific metropolitan area within PTR's target market where they are present each week to review available properties, meet with potential sellers, process planning approvals and monitor construction in progress. PTR has selectively developed and acquired multifamily properties where land costs, demographic trends and market trends indicate a high likelihood of achieving expected operating results. This system has produced multifamily property developments and acquisitions on favorable terms. As of March 23, 1995, the multifamily portfolio consisted of the following (dollars in thousands):

                                                          NUMBER  TOTAL EXPECTED
                                                         OF UNITS    COST(1)
                                                         -------- --------------
      Properties Acquired...............................  31,845    $1,187,822
      Developments Completed............................   5,750       217,727
      Developments Under Construction...................   4,433       201,349
      Developments in Planning..........................   5,092       253,001
                                                          ------    ----------
        Totals..........................................  47,120    $1,859,899
                                                          ======    ==========

--------
(1) Represents cost, including planned renovations, for properties owned at March 23, 1995. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties under development. Does not include land held for future development, which is less than 1% of assets based on cost.

  As of March 23, 1995, PTR had contingent contracts or letters of intent, subject to final due diligence, to acquire land for the near term development of 5,877 multifamily units with an aggregate estimated development cost of $289.3 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 1,821 additional multifamily units with an aggregate investment cost of $76.4 million, including planned renovations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Property Management

  The REIT Manager believes that a successful REIT must actively manage its properties in order to increase cash flow and enhance the long term economic performance of the properties. Prior to retaining the REIT Manager, PTR's properties were managed by several different property managers for whom PTR was one of many customers. In order to gain more control over multifamily operations, in August 1991, the REIT Manager retained SCG Realty Services Incorporated ("SCG Realty Services"), a property management firm, to replace other firms as the property manager for most of PTR's multifamily properties. Security Capital Group is SCG Realty Services' sole shareholder. At March 23, 1995, SCG Realty Services managed 84.6% of PTR's operating multifamily units, with the balance in various stages of transition to SCG Realty Services' management.

  SCG Realty Services has over 987 employees dedicated to the management of PTR's properties. SCG Realty Services emphasizes locally-based management of PTR's properties and has opened ten local offices to serve PTR's target market. This network improves SCG Realty Services' ability to respond to changes in local market conditions and resident needs. The REIT Manager believes that SCG Realty Services has developed superior marketing programs, operating procedures, financial controls, information systems and training programs, which it expects to positively affect rental returns and occupancy rates. In addition, incentive compensation programs have been implemented for on-site property managers to further improve the performance of the properties. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and are at rates prevailing in the markets in which PTR operates. During 1994, PTR paid aggregate fees of $7,148,000 to SCG Realty Services.

  The REIT Manager has taken an active role in overseeing SCG Realty Services' management of PTR's multifamily properties and has assembled a staff of asset managers to provide better oversight and long term direction.

 Capital Markets

  REIT Management believes that a successful REIT must have the ability to access the equity and debt markets efficiently, expeditiously and inexpensively. PTR's capital markets ability permits it to capitalize on the development and acquisition opportunities that PTR believes exist in its target market. In order to maximize this function and enhance relationships with major institutional sources of capital, Security Capital Group has formed a registered broker-dealer subsidiary, Security Capital Markets Group Incorporated ("Capital Markets Group"). Capital Markets Group's services are included in the REIT Manager's fee and do not result in a separate charge to PTR. Capital Markets Group and the REIT Manager have arranged innovative public offering structures, underwritten offerings and substantial credit facilities for PTR, including:

    In June 1991, PTR raised $21.4 million of net proceeds from a rights offering to holders of Common Shares;

    In November 1991, PTR raised $45.6 million of net proceeds from a public offering of Common Shares to shareholders and institutions;

    In April 1992, PTR raised $69.8 million of net proceeds from a public offering of Common Shares that was 71% underwritten by a syndicate of investment banks;

    In October 1992, PTR raised $73.4 million of net proceeds from a rights offering to holders of Common Shares and a sale of shelf-registered Common Shares to new institutional investors;

    In February and March 1993, PTR raised $129.5 million of net proceeds from a public offering of Common Shares that was 82% underwritten by a syndicate of investment banks;

    In September 1993, PTR raised $165.3 million of net proceeds from a rights offering to holders of Common Shares and a sale of shelf-registered Common Shares to institutional investors;

    In November 1993, PTR raised $219.7 million of net proceeds from an underwritten public offering of Cumulative Convertible Series A Preferred Shares of Beneficial Interest, $1.00 par value per share ("Preferred Shares");

    In February 1994, PTR raised $196.4 million of net proceeds from an underwritten public offering of fully amortizing, long term senior debt securities (the "Notes");

    In August 1994, PTR raised $101.8 million of net proceeds from a rights offering to holders of Common Shares; and

    In March 1995, PTR raised $216.3 million of net proceeds from a subscription offering for Common Shares that closed concurrently with the Merger (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Financing Activities").

  For the Common Share offerings, PTR's underwriting commissions (all of which were paid to unaffiliated underwriters) have been $8.8 million, representing 1.05% of gross proceeds of $835.1 million, compared to an average commission cost of 5.49% for all public equity REIT offerings of common shares, other than initial public offerings, from January 1, 1991 through March 23, 1995, or $37.1 million less than the industry average commission on the same amount of gross proceeds.

  When the REIT Manager was retained, PTR had $14.3 million of lines of credit available to it for developments and acquisitions. The REIT Manager has arranged increases in PTR's borrowing capacity as follows:

    In October 1991, the REIT Manager negotiated a $20 million line of credit for PTR from Texas Commerce Bank National Association ("TCB") at an interest rate of prime plus 1/2 of 1%;

    In August 1992, with the REIT Manager's assistance in the syndication process, TCB arranged with a group of banks to increase this line of credit to $72 million at an interest rate of prime plus 1/4 of 1%;

    In February 1993, the REIT Manager negotiated and assisted in syndicating an increase in the line of credit to $125 million;

    In November 1993, the REIT Manager negotiated and assisted in syndicating an extension of this line of credit from August 1994 to August 1995 and an increase to $200 million, with a reduction in interest rate to prime or, at PTR's option, LIBOR plus 2%;

    In August 1994, the REIT Manager negotiated and assisted in converting the line of credit to an unsecured facility;

    In October 1994, the REIT Manager negotiated and assisted in syndicating an extension of the line of credit from August 1995 to August 1996 and an increase to $275 million, with a reduction in interest rate to the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.75% to 2.0% (varying based upon the rating of PTR's senior unsecured debt); and

    In March 1995, the REIT Manager negotiated and assisted in syndicating an increase in the line of credit to $350 million, with a reduction in interest rate to the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt).

  PTR's increased borrowing capacity enables it to develop and acquire multifamily properties prior to equity and long term debt offerings and to eliminate or minimize the amount of cash it must invest in short term investments at low yields. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  PTR's strategy includes maintaining a conservative ratio of long term debt to total long term book capitalization (26% at December 31, 1994 and 22% at March 23, 1995 on a pro forma basis, giving effect to the Merger and the concurrent subscription offering and property acquisitions through March 23, 1995). PTR believes its current conservative leverage provides considerable flexibility to prudently utilize long term debt as a financing tool in the future. During 1995, PTR intends to prudently increase its capital base with debt, while keeping long term debt below 50% of total book capitalization. PTR also intends to limit the sum of total long term and outstanding revolving credit debt to less than 50% of the sum of book capitalization and outstanding revolving credit debt (32% at December 31, 1994 and 22% at March 23, 1995 on a pro forma basis, giving effect to the Merger and the concurrent subscription offering and property acquisitions through March 23, 1995).

THE REIT MANAGER

  The REIT Manager provides both strategic and day-to-day management for PTR, including research, investment analysis, acquisition and development services, asset management, capital markets services, disposition of assets and legal and accounting services, all of which are included in the REIT Management fee. Hence, PTR depends upon the quality of the management provided by the REIT Manager. As of March 23, 1995, 94 professionals were employed by the REIT Manager and its specialized service affiliates. The REIT Manager also provides office and other facilities for PTR's needs.

  The REIT Manager believes that the quality of management should be assessed in light of the following factors:

  Management Depth/Succession. Management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the REIT. The REIT Manager believes that several of its senior officers could serve as the principal executive officer and continue PTR's performance. See "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates."

  Strategic Vision. Management should have the strategic vision to determine an investment focus that provides favorable initial yields and growth prospects. The REIT Manager demonstrated its strategic vision by focusing PTR on multifamily properties in target markets where demographic and supply factors have permitted high occupancies at increasing rents. This focus has enabled PTR to consistently make investments on attractive terms. See "--Strategic Accomplishments--Developments and Acquisitions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Research Capability. Management should have the means for researching markets to determine appropriate investment opportunities. PTR divides its target market into numerous submarkets for analysis purposes. The REIT Manager and its affiliate, Security Capital (U.S.) Investment Research, have several professionals devoting substantial time to research, on a submarket-by-submarket basis, who are closely supervised by the Managing Directors of the REIT Manager; hence, the REIT Manager's research has provided guidance for PTR's strategic focus and investment program.

  Investment Committee Process. Investment committees should provide discipline and guidance to the investment activities of the REIT in order to achieve its investment goals. The members of the REIT Manager's Investment Committee have a combined 69 years of experience in the real estate industry. See "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The Investment Committee receives detailed written analyses and research, in a standardized format, from the REIT Manager's development and acquisition personnel and evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the Board. The quality of the REIT Manager's Investment Committee process is evident from the ability of PTR to achieve its investment goals, generally realizing its projected initial returns and growth from multifamily investments.

  Development/Redevelopment Capability. Development returns generally are higher than acquisition returns. PTR can better control the quality of developed properties than acquired properties. Hence, development is an important source of cash flow growth even during attractive acquisition markets. By internally developing projects and redeveloping well located existing properties, management can capture for the REIT the value that normally escapes through sales premiums paid to successful developers. The REIT Manager's personnel have substantial development and redevelopment experience, as described in "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The REIT Manager has 31 full-time development professionals (which include seven due diligence professionals). At March 23, 1995, the REIT Manager had under construction 4,433 multifamily units for PTR, with a total budgeted cost of $201.3 million, and had in the final planning stages an estimated 5,092 multifamily units with a total budgeted cost of $253 million. The REIT Manager has engaged in substantial development on behalf of PTR at attractive yields that have generally exceeded projections. See "-- Multifamily Properties" and "--Strategic Accomplishments--Developments and Acquisitions."

  Acquisitions Capability/Due Diligence Process. Management should have experienced senior personnel dedicated to acquiring investments and performing intelligent and thorough due diligence. The REIT Manager has 11 full-time acquisition and due diligence professionals (including the seven due diligence professionals who also focus on development) and has developed uniform systems and procedures for due diligence. As described under "--Strategic Accomplishments--Developments and Acquisitions," the REIT Manager's acquisition and due diligence personnel have screened and selected a large volume of successful investments.

  Capital Markets Capability. Management must be able effectively to raise equity and debt capital for the REIT in order for the REIT to achieve growth through investment. As set forth under "--Strategic

Accomplishments--Capital Markets," the REIT Manager has successfully arranged funding for PTR's investment program.

  Operating Capability. Management can substantially improve cash flow by actively and effectively operating assets. As described under "--Strategy for Cash Flow and Distribution Growth" and "--Strategic Accomplishments--Property Management," the REIT Manager and its affiliates have devoted substantial personnel and financial resources to effectively administer and control the operations of PTR's multifamily assets.

  Communications/Shareholder Relations Capability. A REIT's success in capital markets and asset acquisition activities can be enhanced by management's ability to effectively communicate the REIT's strategy and performance to investors, sellers of property and the financial media. The REIT Manager believes that PTR has now generally established an excellent reputation among these constituencies through its performance and the REIT Manager's communications ability. The REIT Manager provides at its expense full-time personnel who prepare informational materials for and conduct periodic meetings with shareholders, the investment community and analysts.

  Successfully combining the foregoing attributes can establish for a REIT the ability to increase cash flow and the market valuation of the REIT's portfolio. Both PTR's cash flow and market valuation have increased under the REIT Manager's administration.

OFFICERS OF PTR AND DIRECTORS AND OFFICERS OF THE REIT MANAGER AND RELEVANT AFFILIATES

 Directors and Senior Officers of the REIT Manager.

  Members of the REIT Manager's Investment Committee are designated by an asterisk.

  *C. RONALD BLANKENSHIP--45--Chairman of PTR; since March 1991, Chairman of the REIT Manager and Managing Director of Security Capital Group; from June 1988 to March 1991, Regional Partner, Trammell Crow Residential, Chicago, Illinois (multifamily real estate development and property management); prior thereto, Executive Vice President and Chief Financial Officer, The Mischer Corporation, Houston, Texas (multibusiness holding company with investments primarily in real estate). While with Trammell Crow Residential, Mr. Blankenship was on the Management Board for Trammell Crow Residential Services, a property management company that managed approximately 90,000 multifamily units nationwide, and was chief executive officer of Trammell Crow Residential Services-North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with the REIT Manager, Mr. Blankenship supervised the development of approximately 9,300 multifamily units. Mr. Blankenship supervises the overall operations of PTR and the REIT Manager.

  PATRICK R. WHELAN--38--Director of the REIT Manager since February 1995; President of SCG Realty Services since October 1994, where he is responsible for overall property management; from February 1994 to October 1994, Senior Vice President and Co-Manager of Multifamily Acquisitions of Security Capital Group; from April 1991 to January 1994, Senior Vice President of Trammell Crow Company (development, acquisition and management of commercial properties) where he most recently had regional responsibilities for asset management, leasing and acquisitions/dispositions of a $300 million portfolio of properties.

  *DAVID C. DRESSLER, JR.--41--Managing Director of SCG Multifamily Development Incorporated ("SCG Multifamily Development") since January 1994, PTR since May 1993 and the REIT Manager since April 1992; Director of the REIT Manager since June 1992; from 1984 to May 1991, Regional Partner, Trammell Crow Residential, Boston, Massachusetts (multifamily real estate development and property management). While with Trammell Crow Residential, Mr. Dressler was on the Management Board for Trammell Crow Residential Services (managing 90,000 multifamily units nationwide) and was co-founder and a board member of Trammell Crow Residential Services-North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with the REIT Manager, Mr.

Dressler supervised the development of approximately 6,500 multifamily units. Mr. Dressler supervises the development activities of the REIT Manager on behalf of PTR.

  CONSTANCE B. MOORE--39--Managing Director of PTR since May 1994, Director and Managing Director of the REIT Manager since March 1994, Senior Vice President of Security Capital Group from March 1993 to June 1994; from January 1990 to December 1992, President and Director of Kingswood Realty Advisors, Inc., investment advisor to ICM Property Investors, a New York Stock Exchange ("NYSE") listed REIT, and from March 1991 to December 1992, President and Director of ICM Property Investors; from April 1989 to December 1989, consultant to Bedford Properties, a real estate development and management firm where Ms. Moore was responsible for acquiring a controlling interest in ICM Property Investors and Kingswood for Bedford; from January 1983 to November 1988, Senior Vice President and Director of Consolidated Capital Equities Corporation where she was in charge of portfolio and asset management for Consolidated Capital's $3.0 billion diversified debt and equity portfolio.

  *R. SCOT SELLERS--38--Managing Director of PTR since September 1994 and Senior Vice President of PTR from May 1994 to September 1994, where he has overall responsibility for PTR's investment and development program; Director and Managing Director of the REIT Manager since September 1994; from April 1993 to May 1994, Senior Vice President of Security Capital Group, where he was responsible for portfolio acquisitions from institutional sources; from September 1981 to April 1993, Mr. Sellers was an operating partner and Vice President of Lincoln Property Company (LPC) (development, acquisition and management of multifamily properties) where he was responsible, among other things, for the development of more than 6,500 apartment units in a number of different markets.

  JOSHUA M. BROWN--43--Senior Vice President of PTR and the REIT Manager since September 1994, where he has overall responsibility for multifamily acquisitions and dispositions; from January 1991 to June 1994, President of Prentiss Properties Realty Advisors, Inc., where he directed the firm's tax-exempt institutional advisory business; from June 1983 to December 1990 Vice President of Fayez Sarofim & Co., where he worked with the firm's real estate advisory group, Sarofim Realty Advisors; prior thereto, Vice President, Director of Investment Administration for CB Institutional Realty Advisors in Los Angeles.

  *JOHN H. GARDNER JR.--41--Director of the REIT Manager since February 1995; Senior Vice President of PTR and the REIT Manager since September 1994, where he has overall responsibility for multifamily asset management; from December 1984 to January 1993, Vice President of Asset Management and through September 1994, Managing Director and Principal of Copley Real Estate Advisors in Boston, where he had overall responsibility for the portfolio management function for eight accounts valued at $7.5 billion; prior thereto, Real Estate Manager of Equity Real Estate at John Hancock Companies.

  K. BRUCE WEBSTER--38--Senior Vice President of PTR and the REIT Manager since March 1995 and of PACIFIC from November 1994 to March 1995, where he had responsibility for PACIFIC's portfolio performance and asset management; from June 1993 to November 1994, Vice President of Asset Management at Irvine Apartment Communities with responsibility for property operations, portfolio performance and long term positioning; prior thereto, President and Chief Operating Officer of Trammell Crow Residential Services North where he had responsibility and accountability for management company operations and property performance in the midwestern and northeastern United States.

 Other Officers.

  ARIEL AMIR--35--Vice President of Security Capital Group since June 1994; from September 1985 to April 1994, an attorney with the law firm of Weil, Gotshal & Manges, New York, New York where he practiced securities and corporate law for eight years. Mr. Amir provides securities offerings and corporate acquisition services to PTR.

  ANTHONY R. ARNEST--44--Vice President of PTR and the REIT Manager since November 1994, where he is the head of the due diligence group; from December 1990 to September 1994, Mr. Arnest maintained a private law practice specializing in real estate, development and business and financial consulting; from March 1990 to November 1990, Director of Infill Acquisitions with Lewis Homes of California; from January 1986 to March 1990, Vice President, Director of Acquisitions and Forward Planning/Due Diligence with Wesco Development; prior thereto, House Counsel for Torino Development.

  MARK J. CHAPMAN--37--Vice President of PTR since March 1995, where he is a member of the asset management group, and Vice President of PACIFIC from November 1994 to March 1995; from July 1989 to November 1994, Vice President at Copley Real Estate Advisors, Inc. where he directed asset management for Copley assets located from Connecticut to Virginia, valued in excess of $1.5 billion; prior thereto, Director of Asset Management for Liberty Real Estate with responsibility for assets east of the Mississippi River, including multifamily, office and retail properties.

  MARK G. CONROE--37--Vice President of PTR and the REIT Manager since January 1995, where he has overall responsibility for the multifamily corporate affordable housing development program, Homestead Village properties; from February 1994 to January 1995, Vice President of Security Capital Atlantic Incorporated, where he was a member of the development group; from October 1991 to February 1994, President of Classic Communities, Inc., a home building company; prior thereto General Partner and Executive Vice President of the Mozart Development Company, a real estate development company.

  RICHARD W. DICKASON--38--Vice President of PTR and the REIT Manager since March 1995, where he is a member of the development group, and Vice President of PACIFIC from December 1993 to March 1995; from July 1992 to September 1993, President at J.M. Peters Company/Capital Pacific Homes, where he acquired property for the development of single-family homes and apartments; from May 1980 to January 1992, Partner and Vice President of Lincoln Property Company N.C. Inc. where he was responsible for the acquisition, development, construction and management of a sizable multifamily residential portfolio in the California marketplace; prior thereto, Mr. Dickason represented private investors in the development of condominiums, townhouses, shopping centers and single-family homes throughout California.

  JOSEPH G. DI CRISTINA--35--Vice President of PTR and the REIT Manager since March 1995, where he is a member of the development group, and Vice President of PACIFIC from August 1994 to March 1995; prior thereto, Vice President of Forward Planning at Robertson Homes.

  PETER M. GRIMM--52--Vice President of SCG Multifamily Development since January 1994 and Vice President of PTR, of which he has been an officer since 1975.

  JAMES M. HARLEY--43--Vice President of PTR and the REIT Manager since June 1993, where he provides asset management services for PTR's Homestead Village properties; from 1988 to July 1993, Regional Vice President--Acquisitions and Development of Holiday Inn Worldwide; prior thereto, Senior Vice President-- Hotel Division of Webb Companies, a Lexington, Kentucky based real estate development company.

  NELSON L. HENRY--59--Vice President of PTR since December 1994, where he is a member of the development group with responsibilities for production and project construction planning; from January 1983 to September 1993, Construction Vice President for Lincoln Property Company N.C. Inc. where he was responsible for the coordination of development in Colorado and California; prior thereto, President of Royal Investment Corporation, a regional multifamily and single-family developer.

  JAY S. JACOBSON--42--Vice President of SCG Multifamily Development since January 1994 and PTR since July 1993; from 1988 to June 1993, Vice President-- Residential Development for Michael Swerdlow Companies, Inc. and Hollywood Inc., South Florida real estate development/management companies under common control, where he was responsible for the planning and development of over 2,200 multifamily units as well as other development projects; from 1981 to 1988, General Partner and Chief Executive Officer of Meridian Land Company, a Denver-based real estate development company.

  W. GEOFFREY JEWETT--46--Vice President of PTR and the REIT Manager since March 1995, where he is a member of the asset management group, and Vice President of PACIFIC from November 1994 to March 1995; from May 1994 to November 1994, Vice President of Security Capital (Atlantic) Incorporated where he had overall responsibility for the acquisitions group; from September 1993 to April 1994, Mr. Jewett was involved with and then had overall responsibility for acquisitions for PACIFIC; prior thereto, Vice President of LaSalle Partners Limited in its acquisitions and property finance group where he provided investment property sale, financing and acquisition services on behalf of corporate and institutional clients throughout the western United States.

  JOHN JORDANO III--38--Vice President of PTR and the REIT Manager since March 1995, where he is a member of the development group, and Vice President of PACIFIC from August 1994 to March 1995; from January 1992 to July 1994, Senior Vice President of Prospect Partners where he was responsible for identifying and advising individual and corporate clients on financial institution and Resolution Trust Corporation REO apartment acquisition and investment opportunities in the western United States; prior thereto, Partner with Trammell Crow Residential Company where he established the Sacramento office and was responsible for the development of multifamily projects.

  WILLIAM KELL--38--Vice President of the REIT Manager since June 1991 and Vice President of PTR since October 1993, where he has overall responsibility for multifamily accounting and financial reporting; from 1987 to 1991, Vice President, Bohannon Development Corporation, El Paso, Texas (multifamily development); prior thereto, Manager with KPMG Peat Marwick in its El Paso, Texas office.

  STEVEN R. LEBLANC--37--Vice President of SCG Multifamily Development since January 1994 and PTR since March 1992; from 1984 to 1992, Operating Partner and Senior Vice President, Lincoln Property Company, Dallas, Texas (multifamily real estate owners and operators).

  B. THOMAS MILLER, JR.--33--Vice President of Security Capital (U.S.) Investment Research since January 1994 where he conducts strategic market analysis for the REIT Manager and affiliated companies; from December 1985 to December 1993, Senior Manager with the Arthur Andersen Real Estate Services Group in Washington D.C.; prior thereto, an Associate with Kenneth Leventhal & Co. in Dallas.

  GLENN E. MORGAN--34--Vice President of Security Capital (U.S.) Investment Research since January 1994, where he is responsible for market research; from December 1992 to December 1993, Mr. Morgan developed actuarial and econometric models for American Credit Indemnity, a subsidiary of Dun & Bradstreet.

  JOHN R. PATTERSON--43--Vice President of PTR and the REIT Manager since January 1995, where he has overall responsibility for operations and asset management of the corporate affordable housing product, Homestead Village properties; from July 1993 to January 1995, a Senior Vice President in business development at NationsBank in Atlanta; prior thereto, Division President and Partner of Trammell Crow Residential Services.

  MARK P. PEPPERCORN--32--Vice President of PTR since February 1995 where he is a member of the development group; from September 1994 to February 1995, he was a member of the acquisitions group for Security Capital Atlantic Incorporated and previously, for PTR; from February 1992 to June 1993, Mr. Peppercorn was responsible for the multifamily brokerage division of Transwestern Property Company in Houston, Texas; and prior thereto, he was an Associate Vice President of Eastdil Realty Incorporated.

  GREGG A. PLOUFF--38--Vice President of PTR and the REIT Manager since March 1995, where he is a member of the acquisitions group, and Vice President of PACIFIC from July 1994 to March 1995; prior to November 1993, Mr. Plouff served in an acquisitions consulting capacity for PTR; prior thereto, Mr. Plouff was with Trammell Crow Residential, most recently as a partner, where he was involved with residential development in the Dallas, Chicago and Southern California markets.

  THOMAS L. POE--37--Vice President of the REIT Manager since April 1992, Vice President of PTR since June 1994 and controller of PTR since October 1994, where he is responsible for accounting and financial reporting; from 1988 to 1992, Vice President of Finance for the Mischer Corporation, Houston, Texas (real estate investments).

  HAROLD D. RILEY--58--Vice President of the REIT Manager since March 1991, where he provides accounting and financial reporting services; Vice President of PTR since 1974.

  DAVID K. ROBBINS--43--Vice President of PTR and the REIT Manager since March 1995, where he is responsible for land acquisitions and property development in Tucson, Arizona; from April 1994 to March 1995, Vice President of Security Capital Atlantic Incorporated, where he was responsible for land acquisitions and property development in Richmond, Virginia; from December 1992 to March 1994, Vice President of PTR, where he had overall responsibility for due diligence; prior thereto, a partner and attorney with the law firm of Hill, Farrer & Burrill, Los Angeles, California, where he practiced real estate law for 12 years.

  PAUL E. SZUREK--34--Secretary and General Counsel of the REIT Manager and PTR; Senior Vice President, and from April 1991 to June 1993, Vice President, Secretary and General Counsel of Security Capital Group; prior thereto, a shareholder and attorney with the law firm of Kemp, Smith, Duncan & Hammond, El Paso, Texas, where he practiced securities law for seven years. Mr. Szurek provides securities offering and corporate acquisition services to PTR and oversees the provision of legal services to PTR.

  MARK N. TENNISON--34--Vice President of SCG Multifamily Development since January 1994 and PTR since July 1992; from May 1991 to July 1992, Executive Vice President/Chief Operating Officer of Metro Concap, Inc., an operator of over 7,100 multifamily units; from January 1991 to May 1991, attorney for the Federal Deposit Insurance Corporation; and from August 1987 to December 1990, Partner with Trammell Crow Residential (development, construction and management of multifamily properties).

  In addition, an affiliate of the REIT Manager employs a number of accounting professionals who provide centralized accounting services for PTR.

  Shareholder Relations and Capital Markets. The following persons provide shareholder relations and capital markets services to PTR:

  DOUGLAS K. BALL--54--Senior Vice President of PTR and the REIT Manager since June 1993, President since May 1994 and Senior Vice President from August 1993 to May 1994 of Capital Markets Group, where he participates in capital markets and institutional investor relations; from August 1990 to June 1993, Senior Vice President of Koll-Rubloff in its Strategic Management Division, where he provided strategic real estate consulting and transaction services to diverse corporate clients throughout the United States; from August 1988 to July 1990, engaged in private investment activities; from April 1981 to July 1988, Managing Director of LaSalle Partners Limited, where he served as Director of the Services Division. Prior thereto, Mr. Ball was National Director of Insurance Industry Marketing at IBM Corporation. Mr. Ball is registered with the National Association of Securities Dealers, Inc.

  K. SCOTT CANON--33--Vice President of Capital Markets Group since August 1993 and a member of Capital Markets Group since March 1992; from September 1991 to March 1992, a personal account director for Chase Manhattan Investment Services; from August 1987 to September 1991, a member of private client services for Goldman, Sachs & Co. Mr. Canon is registered with the National Association of Securities Dealers, Inc.

  JEFFREY A. COZAD--30--Senior Vice President of PTR since December 1994 and Vice President of PTR from June 1992 to December 1994; Senior Vice President of Capital Markets Group since December 1994, Vice President from September 1992 to November 1994 (in its New York office since June 1993) and a member of Capital Markets Group since March 1992; from August 1991 to August 1992, a member of Security Capital Group; in June 1991, Mr. Cozad obtained a M.B.A. from The University of Chicago; prior thereto, an analyst with LaSalle Partners Limited, where he provided corporate real estate services to major institutions from 1986 to 1989. Mr. Cozad is registered with the National Association of Securities Dealers, Inc.

  JAMES L. EVANS--41--Senior Vice President of Capital Markets Group since December 1994; from December 1992 to November 1994, Managing Director of Copley Real Estate Advisors, where he was responsible for all acquisitions in Southern California and worked on capital raising and asset management; prior thereto, Mr. Evans was a real estate lending officer at Chemical Bank. Mr. Evans is registered with the National Association of Securities Dealers, Inc.

  GERARD DE GUNZBURG--47--Vice President of Capital Markets Group in its New York office since January 1993; from June 1988 to December 1992, a consultant to American and European companies; prior thereto, Director and Partner of Lincoln Property Company, Europe, where he arranged real estate financing from 1976 to 1988. Mr. de Gunzburg is registered with the National Association of Securities Dealers, Inc.

  ALISON C. HEFELE--35--Vice President of Capital Markets Group since February 1994, where she provides capital markets services for affiliates of the firm; from January 1990 to February 1994, Vice President with Prudential Real Estate Investors (strategic planning and business development for institutional real estate investment management services); from September 1985 to January 1990, a management consultant with McKinsey & Company; prior thereto, a financial analyst with Morgan Stanley Realty Inc. Ms. Hefele is registered with the National Association of Securities Dealers, Inc.

  JAMES H. POLK III--52--Trustee of PTR; Managing Director of Capital Markets Group since August 1992. Mr. Polk has been affiliated with the REIT Manager since March 1991; prior thereto, he was President of PTR for sixteen years. He is registered with the National Association of Securities Dealers, Inc. and is a past President of the National Association of Real Estate Investment Trusts, Inc.

INSURANCE

  PTR carries comprehensive general liability coverage on its owned properties, with limits of liability of $50 million per property and per occurrence (subject to appropriate deductibles), to insure against liability claims and provide for the costs of defense. Similarly, PTR is insured against the risk of direct physical damage in amounts necessary to reimburse PTR on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period.

COMPETITION

  Within its geographic areas of operation, PTR is subject to competition from a variety of investors, including insurance companies, pension funds, corporate and individual real estate developers and investors and other REITs with investment objectives similar to those of PTR. Some of these competitors have substantial financial resources and staffs and long operating histories. As an owner of real estate properties, PTR competes with other owners of similar properties in connection with their financing, sale, lease or other disposition and use.

ENVIRONMENTAL MATTERS

  Many jurisdictions have adopted laws and regulations relating to environmental controls and the development of real estate. Such laws and regulations could affect existing PTR properties and/or operate to reduce the number and attractiveness of investment opportunities available to PTR. The effect upon PTR of the application of such laws and regulations cannot be predicted. Such laws and regulations have not had a material effect on PTR's financial condition and results of operations to date. PTR is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on PTR's financial condition or results of operations.

EMPLOYEES

  All management activities of PTR are performed by the REIT Manager. PTR has no employees.

EXECUTIVE OFFICERS

  All executive functions of PTR are performed by the REIT Manager. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement." The executive officers of the REIT Manager are:

      NAME                                     AGE             TITLE
      ----                                     ---             -----
      C. Ronald Blankenship...................  45 Chairman
      David C. Dressler, Jr...................  41 Managing Director
      Constance B. Moore......................  39 Managing Director
      R. Scot Sellers.........................  38 Managing Director
      John H. Gardner, Jr.....................  41 Senior Vice President
      K. Bruce Webster........................  38 Senior Vice President
      Paul E. Szurek..........................  34 Secretary and General Counsel

  See "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates" for descriptions of the REIT Manager's executive officers.

ITEM 2. PROPERTIES

  The information in the following table is as of December 31, 1994 for properties owned at December 31, 1994 and as of March 23, 1995 for properties acquired since December 31, 1994 (dollars in thousands).

                                                   RENTABLE
                                                   UNITS OR                TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE       PTR      EXPECTED
                          OR COMPLETED  LEASED(1)  FOOTAGE  INVESTMENT(2) COST(3)
                          ------------- ---------- -------- ------------- --------
PROPERTIES OWNED AT DE-
 CEMBER 31, 1994:
PROPERTIES STABILIZED AT
 DECEMBER 31, 1994:
 Albuquerque, New Mexi-
  co:
   Commanche Wells......      1994         95.5%     179      $  4,999    $  5,212
   Corrales Pointe......      1993         99.5      208         6,461       6,856
   Entrada Pointe.......      1994         98.1      208         6,892       7,656
   Pavilions Phase I....      1991         94.6      118         7,355       7,355
   Pavilions Phase II*..      1992         94.6      122         8,025       8,239
   Sandia Ridge.........      1992         97.8      272         7,344       7,375
   Vista del Sol........      1993         99.4      168         5,899       6,013
   Wellington Place.....      1993        100.0      280         9,602      10,316
 Austin, Texas:
   Anderson Mill Oaks...      1993         98.0      350        12,132      12,350
   Cannon Place.........      1993         97.3      184         6,675       6,711
   La Mirage*...........      1994         99.1      348        16,989      17,121
   The Ridge............      1993         99.4      326        10,316      10,393
   Rock Creek...........      1993         98.4      314         9,862       9,924
   Saddle Brook*........      1994         98.1      308        13,216      13,231
   Shadowood............      1993         99.2      235         6,453       6,497
   Spyglass.............      1992         97.3      298        10,391      10,483
 Dallas, Texas:
   Apple Ridge..........      1993         98.4      304        10,669      10,841
   Custer Crossing......      1993         97.5      244        10,285      10,432
   Homestead Village--
    Coit Road*..........      1994         87.0      134         3,408       3,461
   Homestead Village--
    North Richland
    Hills*..............      1994         90.0      134         3,513       3,566
   Homestead Village--
    Skillman*...........      1992         87.2      133         3,069       3,069
   Homestead Village--
    Stemmons Phase I*...      1992         95.4      132         3,189       3,189
   Homestead Village--
    Tollway*............      1993         88.9      120         2,726       2,726
   Indian Creek.........      1993         97.3      328        10,696      10,710
   Quail Run............      1993         98.6      278        10,821      11,019
   Post Oak Ridge.......      1993         98.8      486        14,799      14,992
   Somerset.............      1993         94.9      372        14,755      15,102
   Summerstone..........      1993        100.0      192         6,980       6,984
   Woodland Park........      1993         94.0      216         7,072       7,300

                                                     (see notes following table)

                                                  RENTABLE
                                                  UNITS OR                TOTAL
                         YEAR ACQUIRED PERCENTAGE  SQUARE       PTR      EXPECTED
                         OR COMPLETED  LEASED(1)  FOOTAGE  INVESTMENT(2) COST(3)
                         ------------- ---------- -------- ------------- --------
 Denver, Colorado:
   Cambrian.............     1993         98.4%     383      $ 11,947    $ 12,010
   The Cedars...........     1993         97.6      408        16,691      16,957
   Fox Creek Phase I....     1993        100.0      175         6,116       6,401
   Hickory Ridge........     1992         97.2      688        23,182      23,623
   Reflections Phase I..     1993         99.0      208         8,680       8,715
   Silvercliff(4).......     1994         97.8      312        16,142      16,304
   Sunwood..............     1992         95.5      156         5,985       6,081
 El Paso, Texas:
   Cielo Vista..........     1993         87.8      378         6,094       6,501
   The Crest*...........     1992         94.0      232         7,961       7,968
   Doubletree...........     1993         96.8      284         6,121       6,185
   Las Flores*..........      (5)         93.6      468         8,003       8,165
   Mountain Village.....     1992         98.6      288         7,078       7,251
   Park Place, Phase
    I*(6)...............     1989         91.1      160         4,458       4,596
   Park Place, Phase
    II*(6)..............     1991         91.1      132         4,133       4,133
   The Phoenix*.........     1993         89.6      336         9,924      10,001
   Shadow Ridge Phase I.     1991         92.8      208         5,367       5,409
   Spring Park*(6)......     1990         93.9      180         5,212       5,266
   Tigua Village*.......      (7)         93.4      184         2,149       2,256
 Houston, Texas:
   Braeswood Park(8)....     1993         96.7      240        12,434      12,660
   Chasewood(9).........     1994         95.0      260        13,512      13,576
   Cranbrook Forest.....     1993         98.1      261         6,823       7,057
   Homestead Village--
    Park Ten*...........     1994         59.4      135         3,886       3,921
   Homestead Village--
    West by Northwest*..     1994         92.4      134         3,426       3,466
   Pineloch.............     1993         89.8      440        13,351      13,775
   Plaza del Oro........     1994         93.4      348        11,609      12,255
   Seahawk(10)..........     1994         97.8      224         8,391       8,454
   Weslayan Oaks........     1993         96.4       84         3,914       3,944
   Woodside Village.....     1975         98.4      196         6,391       6,681
 Oklahoma City, Oklaho-
  ma:
   Cimarron Trail.......     1994         97.8      228         6,676       7,037
   Warrington...........     1993         96.1      204         5,897       6,219
 Omaha, Nebraska:
   Apple Creek(11)......     1994         96.1      384        13,402      13,632
 Phoenix, Arizona:
   Bay Club.............     1993         98.7      472        14,785      14,854
   Dobson Bay Club......     1992         97.6      166         6,139       6,190
   Moorings at Mesa
    Cove................     1992         96.1      406        16,961      17,132
   Papago Crossing......     1992         96.1      180         3,706       3,814
   Pheasant Run.........     1993         98.8      248         8,570       8,686
   Presidio at South
    Mountain(12)........     1993         98.5      600        31,214      31,332
   The Ridge............     1993         97.6      380        12,613      12,637
   San Antigua*.........     1994         99.7      320        21,338      23,864
   San Marin*...........     1993         99.3      276        17,941      17,971
   San Marina...........     1992         97.0      400         6,832       6,874
   San Marquis South*...     1994         99.2      264        12,373      13,462
   Sunstone.............     1993        100.0      242        10,447      10,491
   Superstition Park....     1992         96.3      376        12,385      12,518
 San Antonio, Texas:
   Applegate............     1993         94.5      344         9,821      10,294
   Camino Real..........     1993         93.8      176         6,140       6,179
   Cobblestone Village..     1992         93.5      184         4,382       4,636
   Contour Place........     1992         88.1      126         2,572       2,591
   The Crescent*........     1994         97.4      306        15,552      15,574
   The Gables...........     1993         97.4      192         6,907       7,091
   Lakeside Villas......     1992         91.8      292        13,520      13,770

                                                     (see notes following table)

                                                  RENTABLE
                                                  UNITS OR                TOTAL
                         YEAR ACQUIRED PERCENTAGE  SQUARE       PTR      EXPECTED
                         OR COMPLETED  LEASED(1)  FOOTAGE  INVESTMENT(2) COST(3)
                         ------------- ---------- -------- ------------- --------
   Marbach Park.........     1993         93.1%       304    $  7,746    $  8,117
   Oakhampton Place.....     1992         93.9        280      12,125      12,305
   Palisades Park.......     1993         85.4        328       8,005       8,292
   Panther Springs......     1993         86.4         88       3,968       3,997
   The Pond.............     1993         89.9        328      11,764      11,959
   Rancho Mirage........     1993         91.7        254       4,697       4,751
   Towne East Village...     1993         88.0        100       2,397       2,543
   Villas of Castle
    Hills...............     1993         95.7        163       5,851       5,972
   Villas of St. Tropez
    Phase I.............     1992         92.3        273      10,674      10,864
 Santa Fe, New Mexico:
   The Enclave..........     1992         97.6        204       9,699       9,719
   The Meadows of Santa
    Fe*.................     1994         95.3        296      12,759      12,759
   Rancho Vizcaya.......     1991         96.2        212      11,969      12,042
 Tucson, Arizona:
   Cobble Creek.........     1992         96.0        301       7,650       7,716
   Craycroft Gardens....     1992         99.0        101       1,930       1,956
   Haystack.............     1993         98.5        272       6,687       7,138
   Sonoran Terraces.....     1992         97.9        374      17,773      17,980
   Tierra Antigua.......     1992         95.9        147       5,425       5,464
   Sundown Village Phase
    I...................     1993         99.6        250       8,413       8,490
   Villa Caprice........     1993         97.4        268       8,648       8,758
   Windsail(13).........     1993         98.3        300       9,811       9,861
 Tulsa, Oklahoma:
   Southern Slope.......     1993         96.5        142       5,266       5,451
                                         -----     ------    --------    --------
     Subtotals/Average..                  95.8%    26,244    $917,003    $935,716
                                         -----     ------    --------    --------
PROPERTIES PRE-STABI-
 LIZED AT DECEMBER 31,
 1994:
 Dallas, Texas:
   Timber Ridge.........     1994         98.8%       160    $  6,648    $  7,030
 El Paso, Texas:
   Shadow Ridge Phase
    II*.................     1994         92.8        144       6,700       6,899
 Houston, Texas:
   Beverly Palms........     1994         98.9        362       9,818      10,187
   Brompton Court(14)...     1994         85.5        794      27,651      30,510
   Homestead Village--
    Bammel-Westfield*...     1994         77.8        134       3,443       3,455
   Homestead Village--
    Fuqua*..............     1994         69.2        134       3,327       3,367
   Homestead Village--
    Westheimer*.........     1994         68.8        134       3,973       4,007
 Phoenix, Arizona:
   Foxfire..............     1994        100.0        188       7,209       7,221
   North Mountain Vil-
    lage................     1994         98.8        568      18,214      18,374
   Peaks at Papago Park
    Phase I.............     1994         98.7        624      27,908      28,088
   Scottsdale Greens....     1994         85.3        644      25,078      27,078
 San Antonio, Texas:
   Dymaxion Phase I.....     1994         97.9        190       4,438       4,574
   Homestead Village--
    Fredricksburg*......     1994         66.1        136       4,040       4,098
   The Waters of North-
    ern Hills...........     1994         85.6        305       8,539       8,739
 San Diego, California:
   Scripps Landing......     1994         96.3        160       9,021       9,090
   Tierrasanta Ridge....     1994         83.8        340      19,078      19,603
 Tucson, Arizona:
   Rio Cancion..........     1994         97.9        379      19,213      19,477
                                         -----     ------    --------    --------
     Subtotals/Average..                  90.4%     5,396    $204,298    $211,797
                                         -----     ------    --------    --------
DEVELOPMENTS UNDER CON-
 STRUCTION AT DECEMBER
 31, 1994:
 Albuquerque, New Mexi-
  co:
   La Paloma............     1993          N/A        424    $ 18,210    $ 24,497
   La Ventana...........     1994          N/A        192       3,905      12,043
 Austin, Texas:
   Homestead Village--
    Burnet Road.........     1994          N/A        133       1,837       4,060
   Hunters' Run.........     1993          N/A        240       7,642      11,727
   Ridgeline Village II.     1993          N/A        456       2,956      24,856

                                                     (see notes following table)

                                                   RENTABLE
                                                   UNITS OR                TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE       PTR      EXPECTED
                          OR COMPLETED  LEASED(1)  FOOTAGE  INVESTMENT(2) COST(3)
                          ------------- ---------- -------- ------------- --------
 Dallas, Texas:
   Homestead Village--
    South Arlington.....      1994         N/A        141     $  2,415    $  3,987
   Homestead Village--
    West Arlington......      1993         N/A        138        2,523       3,979
   Homestead Village--
    Stemmons Phase II...      1992         N/A         57          654       1,466
 Denver, Colorado:
   Reflections Phase II.      1993         N/A        208        3,799      11,428
 El Paso, Texas:
   Acacia Park..........      1993         N/A        336       11,825      13,703
   Patriot Apartments...      1993         N/A        320        4,525      12,320
 Houston, Texas:
   Homestead Village--
    Medical Center......      1994         N/A        165        1,791       5,299
   Homestead Village--
    Stafford............      1993         N/A        134        3,628       3,638
   Homestead Village--
    Willowbrook.........      1994         N/A        138        1,231       3,916
   Memorial Oaks Phase
    I...................      1994         N/A        360        5,169      18,769
 Phoenix, Arizona:
   San Marquis North....      1993         N/A        208        9,118      10,829
 San Antonio, Texas:
   Homestead Village--
    I10/DeZavala........      1994         N/A        142        1,806       4,337
   Homestead Village--
    281/Bitters.........      1994         N/A        154        2,046       4,685
   Medical Drive........      1993         N/A        276        3,543      13,340
   Sterling Heights.....      1993         N/A        224        7,722      12,032
 Tucson, Arizona:
   Sundown Village Phase
    II..................      1993         N/A         80        4,056       4,473
                                           ---      -----     --------    --------
     Subtotals..........                   N/A      4,526     $100,401    $205,384
                                           ---      -----     --------    --------
DEVELOPMENTS IN PLANNING
 AT DECEMBER 31, 1994
 Albuquerque, New Mexi-
  co:
   Seven Bar Ranch Phase
    I...................      1994         N/A        368     $  2,056    $ 18,293
   Seven Bar Ranch Phase
    II..................      1994         N/A        252        1,409      12,527
 Austin, Texas:
   Hobby Horse..........      1993         N/A        168          890      10,158
   Hobby Horse Railroad.      1993         N/A        168          828       8,575
   Ridgeline Village I..      1993         N/A        168        1,060       9,039
   Ridgeline Village
    III.................      1993         N/A        448        2,645      26,305
 Dallas, Texas:
   Homestead Village-Ft.
    Worth...............      1994         N/A         99          540       2,803
   Homestead Village-Las
    Colinas.............      1994         N/A        150          867       4,545
 Denver, Colorado:
   Fox Creek Phase
    II(15)..............      1993         N/A        120          --        6,000
   Homestead Village-
    Denver Tech Center..      1994         N/A        158        1,042       5,122
   Homestead Village-
    Iliff...............      1994         N/A        138          761       4,445
 Houston, Texas:
   Memorial Heights
    Phase I.............      1994         N/A        360        3,757      17,955
   Memorial Heights
    Phase II............      1994         N/A        476        4,946      24,146
   Memorial Oaks Phase
    II..................      1994         N/A        264        3,621      13,449
 Phoenix, Arizona:
   Homestead Village-
    Scottsdale..........      1994         N/A        121        1,071       4,075
   Peaks at Papago Park
    Phase II............      1994         N/A        144        1,020       6,957
 San Antonio, Texas:
   Villas of St. Tropez
    Phase II............      1994         N/A         96          713       4,272
 Santa Fe, New Mexico:
   St. Francis..........      1994         N/A        176        2,238      10,232
 Tucson, Arizona:
   Ventana Canyon.......      1993         N/A        432        3,730      26,093
                                           ---      -----     --------    --------
     Subtotals..........                   N/A      4,306     $ 33,194    $214,991
                                           ---      -----     --------    --------

                                                     (see notes following table)

                                                   RENTABLE
                                                   UNITS OR                 TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE       PTR       EXPECTED
                          OR COMPLETED  LEASED(1)  FOOTAGE  INVESTMENT(2)  COST(3)
                          ------------- ---------- -------- ------------- ----------
LAND HELD FOR FUTURE
 MULTIFAMILY DEVELOPMENT
 AT DECEMBER 31, 1994
 El Paso, Texas:
   West Ten Apart-
    ments(16)...........         1994       N/A        --    $    1,576   $      --
 San Antonio, Texas:
   Dymaxion Phase
    II(17)..............         1994       N/A        --           546          --
   Indian Trails Phase
    II(18)..............         1994       N/A        --           864          --
   Walker Ranch Phase
    I(19)...............         1994       N/A        --         2,490          --
   Walker Ranch Phase
    II(20)..............         1994       N/A        --         1,858          --
   Walker Ranch Phase
    III(21).............         1994       N/A        --           643          --
                                          -----    -------   ----------   ----------
     Total Development
      Land..............                    N/A        N/A   $    7,977   $      --
                                          -----    -------   ----------   ----------
     Total Multifamily
      Owned at December
      31, 1994..........                   94.9%    40,472   $1,262,873   $1,567,888
                                          -----    -------   ----------   ----------
HOTEL (ROOMS) OWNED AT
 DECEMBER 31, 1994:
 San Francisco, Cali-
  fornia:
   Wharf Holiday
    Inn(22).............   1971/90/92      82.8        338   $   22,870   $   22,870
                                          -----    -------   ----------   ----------
OFFICE/INDUSTRIAL
 (SQUARE FEET) OWNED AT
 DECEMBER 31, 1994:
 Dallas, Texas:
   Irving Blvd..........         1977     100.0%    37,200   $      541   $      541
   Texas Commerce Bank
    Bldg.(23)...........         1985      97.4    114,600        2,815        2,815
 El Paso, Texas:
   Vista Industrial.....         1989     100.0    130,000        3,134        3,134
 Ontario, California:
   Ontario Industrial
    Building............         1987     100.0    127,600        3,992        3,992
                                          -----    -------   ----------   ----------
     Total
      Office/Industrial.                   99.0%   409,400   $   10,482   $   10,482
                                          -----    -------   ----------   ----------
 Other..................                  100.0%    10,000   $       63   $       63
                                          -----    -------   ----------   ----------
     Total Properties
      Owned at December
      31, 1994..........                                     $1,296,288   $1,601,303
                                                             ----------   ----------
PROPERTIES ACQUIRED
 SINCE DECEMBER 31, 1994
 AND THROUGH MARCH 23,
 1995:
PROPERTIES STABILIZED AT
 MARCH 23, 1995:
 Las Vegas, Nevada:
   Horizons at Peccole
    Ranch+..............         1995      96.3%       408   $   21,152   $   21,326
   King's Crossing+.....         1995      97.7        440       19,023       19,273
   Sunterra+............         1995      99.8        444       13,910       13,976
 Portland, Oregon:
   Club at the Green+...         1995     100.0        254       10,933       11,041
   Knight's Castle+.....         1995      96.6        296       13,086       13,097
   Squire's Court+......         1995      97.9        235       10,865       10,867
   Riverwood Heights+...         1995      99.2        240        9,860        9,975
 Salt Lake City, Utah:
   Greenpointe+.........         1995      98.4        192        5,941        6,054
   Mountain Shadow+.....         1995      99.0        174        5,545        5,565
 Seattle, Washington:
   Double Tree Phase I+.         1995      99.6        245       10,323       10,344
                                          -----    -------   ----------   ----------
     Subtotals/Average..                   98.3%     2,928   $  120,638   $  121,518
                                          -----    -------   ----------   ----------
PROPERTIES PRE-STABI-
 LIZED AT MARCH 23,
 1995:
 Las Vegas, Nevada:
   Anchor Village+......         1995      88.8%       896   $   39,358   $   41,539
   The Hamptons+........         1995      95.1        492       19,727       19,998
 Omaha, Nebraska:
   Oak Brook............         1995      99.0        162        7,464        7,464
 Portland, Oregon:
   Meridian at
    Murrayhill+.........         1995      97.4        312       16,780       16,810

                                                     (see notes following table)

                                                   RENTABLE
                                                   UNITS OR                 TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE       PTR       EXPECTED
                          OR COMPLETED  LEASED(1)  FOOTAGE  INVESTMENT(2)  COST(3)
                          ------------- ---------- -------- ------------- ----------
 Salt Lake City, Utah:
   Cherry Creek+........      1995         98.7%      225    $    8,601   $    8,836
 Seattle, Washington:
   Logan's Ridge+.......      1995         99.6       258        13,000       13,226
   Mantanza Creek+......      1995         95.4       152         6,773        6,879
   Walden Pond+.........      1995         99.1       316        13,556       13,656
                                           ----     -----    ----------   ----------
     Subtotals/Average..                   94.7%    2,813    $  125,259   $  128,408
                                           ----     -----    ----------   ----------
DEVELOPMENTS IN PLANNING
 AT MARCH 23, 1995:
 Austin, Texas:
   Homestead Village--
    Round Rock..........      1995          N/A       157    $      820   $    4,978
 Phoenix, Arizona:
   Homestead Village--
    Baseline............      1995          N/A       138           861        4,020
 Reno, Nevada:
   Reno Vista Ridge+....      1995          N/A       324         2,290       17,966
 Salt Lake City, Utah:
   Remington+...........      1995          N/A       288         2,557       15,121
                              ----                  -----    ----------   ----------
     Subtotals..........                              907    $    6,528   $   42,085
                                                    -----    ----------   ----------
     Total Properties
      Acquired Since De-
      cember 31, 1994...                            6,648    $  252,425   $  292,011
                                                    -----    ----------   ----------
     Total Properties
      Owned at March 23,
      1995..............                                     $1,548,713   $1,893,314
                                                             ==========   ==========

--------
*Property developed by PTR.
+Property acquired by PTR in the Merger.
 (1) Represents percentage leased at December 31, 1994 for properties owned at December 31, 1994 and March 23, 1995 for properties acquired since December 31, 1994.
 (2) Represents cost, which is not in excess of net realizable value, as of December 31, 1994 for properties owned at December 31, 1994 and as of March 23, 1995 for properties acquired since December 31, 1994.
 (3) Represents cost, including planned renovations, for properties owned at March 23, 1995. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties under development. Does not include land held for future development, which is less than 1% of assets based on cost.
 (4) The Silvercliff apartments are subject to a deed of trust securing long term mortgage debt of $7.6 million.
 (5) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983. The entire project is subject to a deed of trust securing long term mortgage debt of $6.0 million.
 (6) The Spring Park apartments and the Park Place apartments are subject to deeds of trust securing long term mortgage debt aggregating $11.4 million.
 (7) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978. The entire project is subject to deeds of trust securing long term mortgage debt aggregating $1.0 million.
 (8) The Braeswood Park apartments are subject to a deed of trust securing long term mortgage debt of $7.0 million.
 (9) The Chasewood apartments are subject to a deed of trust securing long term mortgage debt of $9.6 million.
(10) The Seahawk apartments are subject to a deed of trust securing long term mortgage debt of $5.6 million.

(11) The Apple Creek apartments are subject to a deed of trust securing long term mortgage debt of $11.1 million.
(12) The Presidio at South Mountain apartments are subject to a deed of trust securing long term mortgage debt of $14.7 million.
(13) The Windsail apartments are subject to a deed of trust securing long term mortgage debt of $4.9 million.
(14) The Brompton Court apartments are subject to a deed of trust securing long term mortgage debt of $14.8 million.
(15) Subsequent to December 31, 1994, PTR determined that current market conditions were favorable to develop this tract of land, which was acquired incidentally with and is contiguous to the land for Fox Creek Phase I. Therefore, at December 31, 1994 no cost had been allocated to this parcel.
(16) 25.30 acres of undeveloped land.
(17) 6.49 acres of undeveloped land.
(18) 25.58 acres of undeveloped land.
(19) 38.7 acres of undeveloped land.
(20) 30.5 acres of undeveloped land.
(21) 10.3 acres of undeveloped land.
(22) PTR owns the building and land leased to Holiday Inns of America, Inc. at Fisherman's Wharf in San Francisco. The lease with Holiday Inns expires in 2018. Occupancy represents average occupancy for the one-year period ended December 31, 1994.
(23) PTR owns this property through a 40% owned joint venture.

PORTFOLIO COMPOSITION

  The following table indicates the composition of PTR's properties at March 23, 1995:

                                                                   PERCENTAGE OF
                                                        NUMBER OF  ASSETS BASED
                                                        PROPERTIES  ON COST(1)
                                                        ---------- -------------
      Multifamily......................................    180           98%
      Office/Industrial................................      4            1
      Hotel............................................      1            1
                                                           ---          ---
        Total..........................................    185          100%
                                                           ===          ===

--------
(1) Represents cost, including planned renovations, for properties owned at March 23, 1995. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties under development. Does not include land held for future development, which is less than 1% of assets based on cost.

GEOGRAPHIC DISTRIBUTION

  PTR's multifamily and non-multifamily properties are located in 21 metropolitan areas in 11 states. The table below demonstrates the geographic distribution of PTR's property investments at March 23, 1995:

                                                                   PERCENTAGE OF
                                                        NUMBER OF  ASSETS BASED
                                                        PROPERTIES  ON COST(1)
                                                        ---------- -------------
      Albuquerque, New Mexico..........................     12            7%
      Austin, Texas....................................     16           10
      Dallas/Fort Worth, Texas.........................     21            7
      Denver, Colorado.................................     11            6
      El Paso, Texas/Las Cruces, New Mexico............     15            5
      Houston, Texas...................................     22           12
      Las Vegas, Nevada................................      5            6
      Oklahoma City, Oklahoma..........................      2            1
      Omaha, Nebraska..................................      2            1
      Ontario, California..............................      1            *
      Phoenix, Arizona.................................     21           15
      Portland, Oregon/Vancouver, Washington...........      6            4
      Reno, Nevada.....................................      1            1
      Salt Lake City, Utah.............................      4            2
      San Antonio, Texas...............................     24           10
      San Diego, California............................      2            2
      San Francisco, California........................      1            1
      Santa Fe, New Mexico.............................      4            2
      Seattle, Washington..............................      3            2
      Tucson, Arizona..................................     11            6
      Tulsa, Oklahoma..................................      1            *
                                                           ---          ---
        Total..........................................    185          100%
                                                           ===          ===

--------
*  Less than 1%.
(1) Represents cost, including planned renovations, for properties owned at March 23, 1995. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties under development. Does not include land held for future development, which is less than 1% of assets based on cost.

ITEM 3. LEGAL PROCEEDINGS

  On March 17, 1995, the United States District Court for the Western District of Texas, El Paso Division granted defendants' motion to dismiss, with prejudice, the action entitled Ferro v. C. Ronald Blankenship, et al. (Case No. EP 95 CA 004) filed on January 4, 1995 by a party alleging to be a shareholder of PTR against PTR, PACIFIC, Security Capital Group and the individual members of the Board. The lawsuit had alleged breaches of fiduciary duties and other matters pertaining to the Merger. PTR believes that the lawsuit was without merit and will not have any material adverse effect on PTR's financial condition or results of operations.

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Common Shares are listed on the NYSE under the symbol "PTR." The following table sets forth the high and low sale prices of the Common Shares as reported in the New York Stock Exchange Composite Tape by CompuServe, and distributions declared, for the periods indicated.

                                                      HIGH   LOW   DISTRIBUTIONS
                                                     ------ ------ -------------
      1993
        First Quarter............................... $  20  $  14     $0.205
        Second Quarter.............................. 19 5/8 17 1/8     0.205
        Third Quarter............................... 21 5/8 18 3/8     0.205
        Fourth Quarter.............................. 21 1/2 17 5/8     0.205
      1994
        First Quarter............................... 21 5/8 18 1/4     0.250(1)
        Second Quarter.............................. 20 1/8 17 3/4     0.250
        Third Quarter............................... 18 7/8 17 5/8     0.250
        Fourth Quarter.............................. 18 3/8 15 1/2     0.250
      1995
        First Quarter (through March 30)............ 18 3/8 16 5/8     0.2875(2)

--------

(1) Declared in the fourth quarter of 1993 for payment in the first quarter of 1994.
(2) Declared in the fourth quarter of 1994 and paid February 13, 1995 to holders of record on February 2, 1995.

  As of March 30, 1995, PTR had approximately 3,500 record holders of Common Shares and in excess of 22,500 record and beneficial holders of Common Shares.

  PTR, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. PTR's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting PTR to retain funds for capital improvements and other investments while funding its distributions. PTR has paid 76 consecutive quarterly cash distributions.

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 6, 1994 board meeting, the Board announced a projected increase in the annual distribution level from $1.00 to $1.15 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed PTR's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in his or her Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in his or her Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. PTR annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1994, 1993 and 1992 in respect of the Common Shares.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1994  1993  1992
                                                               ----- ----- -----
      Per Common Share:
        Ordinary Income....................................... $0.68 $0.65 $0.67
        Capital Gains.........................................   --   0.11  0.03
        Return of Capital.....................................  0.32  0.06   --
                                                               ----- ----- -----
          Total............................................... $1.00 $0.82 $0.70
                                                               ===== ===== =====

  On July 21, 1994, in addition to the distributions paid, PTR redeemed the shareholder purchase rights issued pursuant to the Rights Agreement dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 received $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994 and is taxable as ordinary income for federal income tax purposes.

  No portion of the 1992 distributions constituted return of capital, due to certain acquisition and sale transactions consummated in 1992 that increased reported earnings and profits for 1992. Under federal income tax rules, PTR's earnings and profits are first allocated to its Preferred Shares, which increases the portion of the Common Shares distribution classified as return of capital. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions is subject to change. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings, primarily because non-cash charges such as depreciation are added to earnings in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  For federal income tax purposes, the following summary reflects the taxability of dividends paid on Preferred Shares for the period from the date of issuance (November 29, 1993) through December 31, 1993 and the estimated taxability for 1994:

                                                                       DATE OF
                                                                     ISSUANCE TO
                                                               1994   12/31/93
                                                               ----- -----------
      Per Preferred Share:
        Ordinary income....................................... $1.75   $.1231
        Capital gains.........................................   --     .0227
                                                               -----   ------
          Total............................................... $1.75   $.1458
                                                               =====   ======

  PTR's tax return for the year ended December 31, 1994 has not been filed, and the taxability information for 1994 is based upon the best available data. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data for PTR and should be read in conjunction with the financial statements included or incorporated by reference herein (dollars in thousands, except per share data).

                                      YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                             1994       1993       1992       1991      1990
                          ----------  ---------  ---------  --------  --------
OPERATIONS SUMMARY:
  Rental Income.......... $  183,472  $  76,129  $  30,970  $ 14,721  $ 12,207
  Total Revenues.........    186,105     78,418     32,779    15,817    13,314
  General and Administra-
   tive Expenses.........        784        660        436       697     1,241
  REIT Management Fee....     13,182      7,073      2,711       793       --
  Earnings from Opera-
   tions(1)..............     46,719     23,191      9,037     2,078     1,969
  Gain (loss) on Sale of
   Investments...........        --       2,302        (51)     (611)      101
  Preferred Share Divi-
   dends Paid............     16,100      1,341        --        --        --
  Net Earnings Attribut-
   able to Common
   Shares................     30,619     24,152      8,986     1,467     2,070
  Common Share Distribu-
   tions Paid(2)(3)...... $   46,121  $  29,162  $  13,059  $  4,179  $  4,259
PER SHARE DATA:
  Net Earnings Attribut-
   able to Common
   Shares................ $     0.66  $    0.66  $    0.46  $   0.21  $   0.41
  Common Share Distribu-
   tions Paid(2)(3)......       1.00       0.82       0.70      0.64      0.84
  Preferred Share Divi-
   dends Paid............ $     1.75  $  0.1458  $     --   $    --   $    --
  Weighted Average Common
   Shares
   Outstanding...........     46,734     36,549     19,435     7,123     5,071
OTHER DATA:
  Funds from Operations
   Attributable to
   Common Shares(4)...... $   58,208  $  36,422  $  15,268  $  5,404  $  4,335
  Net Cash Provided by
   Operating Activities..     94,625     49,247     20,252     6,092     1,647
  Net Cash Used by In-
   vesting Activities....   (368,515)  (529,065)  (229,489)  (33,553)  (12,905)
  Net Cash Provided by
   Financing Activities.. $  276,457  $ 478,345  $ 185,130  $ 57,259  $  9,941
                                            DECEMBER 31,
                          ----------------------------------------------------
                             1994       1993       1992       1991      1990
                          ----------  ---------  ---------  --------  --------
FINANCIAL POSITION:
  Real Estate Owned, at
   cost.................. $1,296,288  $ 872,610  $ 337,274  $117,572  $ 84,892
  Total Assets...........  1,295,778    890,301    342,235   141,020    81,544
  Line of Credit.........    102,000     51,500     54,802       101     8,522
  Long Term Debt.........    200,000        --         --        --        --
  Mortgages Payable......     93,624     48,872     30,824    35,772    32,599
  Total Liabilities......    455,136    135,284     94,186    38,707    44,138
  Shareholders' Equity... $  840,642  $ 755,017  $ 248,049  $102,313  $ 37,406
  Number of Common Shares
   Outstanding...........     50,456     44,645     27,034    13,161     5,071

--------
(1) Earnings from operations for the year ended December 31, 1994 and the year ended December 31, 1993 reflect a $1.6 million and a $2.3 million provision, respectively, for possible losses relating to investments in non-multifamily properties.
(2) The 1994 amount includes a distribution of $0.25 per Common Share which was declared by the Board on December 28, 1993 and paid on February 18, 1994.

(3) The 1994 amount excludes the distribution of $.2875 per Common Share which was declared by the Board on December 6, 1994 and paid on February 13, 1995 to holders of record on February 2, 1995.
(4) Funds from Operations means net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and certain amortization, and after adjustments for unconsolidated partnerships and joint ventures. PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Funds from Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  PTR's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property-level operations and (iv) the pace and price at which PTR can develop and acquire additional multifamily properties. Capital and credit market conditions that affect PTR's cost of equity and debt capital also influence operating results.

  PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels substantially below construction activity prior to 1986. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for 1995. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for the past year and are expected to increase at a comparable rate for 1995.

  REIT Management believes that development of multifamily properties from the ground up that are built for long term ownership and are designed to meet broad renter preferences and demographic trends will provide a greater source of long term cash flow growth. Therefore, while land prices are favorable, PTR has acquired and will acquire, on an unleveraged basis, prudent amounts of zoned land for future multifamily development. At March 23, 1995 land held for future development was less than 1% of assets based on cost. The REIT Manager believes PTR's ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of development and acquisition expertise, its local market presence and PTR's access to investment capital.

MERGER AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR completed the Merger. In the Merger, each outstanding share of PACIFIC common stock was converted into the right to receive 0.611 of a Common Share. As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. Additionally, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its newly expanded target market. PTR will continue to be traded on the NYSE under the symbol "PTR". The Merger expands PTR's target market to include a six-state region of the western United States with 129 submarkets. As a result, PTR is well-positioned to deploy capital in the geographic areas of the United States that the REIT Manager believes are expected to provide some of the most attractive multifamily growth opportunities.

  Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received subscriptions for $216.6 million (13.2 million Common Shares). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares) in the subscription offering pursuant to the oversubscription privilege.

RESULTS OF OPERATIONS

 1994 COMPARED TO 1993

  During 1994, PTR acquired 20 multifamily properties aggregating 6,626 units for a total purchase price, including planned renovations, of approximately $266.0 million. In addition, PTR completed development of 15 multifamily properties aggregating 3,061 units in 1994 with a completed cost of $127.9 million. At December 31, 1994 PTR had 21 multifamily properties under construction with a budgeted completed cost of $205.4 million and had in the final planning stages an estimated 4,306 multifamily units with an aggregate estimated investment cost of $215.0 million. During 1993, PTR acquired 53 multifamily properties aggregating 13,772 units for a total purchase price, including planned renovations, of approximately $453.7 million, most of which was invested in the fourth quarter of 1993. In addition, PTR completed development of three multifamily properties aggregating 732 units in 1993.

  The percentage of PTR's total rental income generated by multifamily properties was 98.3% and 93.2% for the years ended December 31, 1994 and 1993, respectively. This percentage will continue to increase throughout 1995 due to the Merger, past and ongoing multifamily property developments and acquisitions and the periodic sale of non-multifamily properties.

  During the period prior to a property being stabilized (see "Item 1. Business--Investment Analysis"), the REIT Manager's asset managers and the property managers begin implementing expense controls, reconfigure the resident mix, supervise renovations and implement a strategy to increase rental income. The full benefits of these changes are not reflected until after the properties are stabilized. As of March 23, 1995, 80.5% of the operating multifamily portfolio was stabilized as compared to 47% at December 31, 1993.

 Property Operations

  Including the newly developed and acquired assets, net earnings increased $21.2 million (83.3%) for 1994 over 1993. The increased net earnings related primarily to property revenue increases of $107.3 million (141.0%), partially offset by higher rental expenses, which increased by $48.5 million (159.2%) for the period. Depreciation expense increased $14.1 million (134.2%) for 1994 over 1993. These increases are due to multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprise 97.1% of PTR's total operating properties based on cost at December 31, 1994, rental expenses were 43.6% and 42.2% of rental revenues during the year ended December 31, 1994 and 1993, respectively.

 Multifamily Properties Fully Operating Throughout Both Periods

  For the 29 multifamily properties that were fully operating throughout both 1994 and 1993, property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's aggregate investment in these properties increased to 11.14% in 1994 from 10.68% in 1993. EBITDA does not represent and should not be substituted for net earnings as defined by GAAP and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $2.8 million (1.1% of total investment in these properties) as a result of renovation and other capital expenditures. The 6.8% increase in rental income (the majority resulting from a 6.42% rental rate increase) for such properties for 1994 as compared to 1993 was offset by increases in rental expenses, primarily due to real estate taxes and turnover expenses.

 Interest Income

  Interest income for 1994 increased 15.0%, primarily resulting from the addition of 4 purchase money notes aggregating $12.4 million received in 1993 in conjunction with property sales.

 Interest Expense

  Interest expense increased $15.5 million (395.6%) for 1994 as compared to 1993. The increase is primarily attributable to interest expense of $12.9 million resulting from the issuance of $200 million of long term notes in February 1994, as more fully discussed under "--Liquidity and Capital Resources--Financing Activities."

  Mortgage interest expense decreased $288,000 (41.6%) for 1994, compared to 1993. The decrease is attributable to interest savings resulting from prepayments and payoffs aggregating $10.5 million on mortgages during 1994 and an increase of $3.2 million (114%) in capitalized interest during 1994 over 1993 due to increased levels of multifamily development activity.

  Line of credit interest expense for 1994 was $2.9 million higher than for 1993, principally because of higher average outstanding balances, higher interest rates and amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility which was increased from $200 million to $275 million during 1994. Average borrowings were approximately $59.9 million (with an average interest rate of 7.4%) during 1994, as compared to average borrowings of $40.6 million (with an average interest rate of 6.3%) during 1993.

 General and Administrative Expense including REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow and therefore increased by $6.1 million (86.4%) in 1994 as compared to 1993 because cash flow increased substantially (see "-- REIT Management Agreement" below). As PTR arranges amortizing long term debt as more fully described in "--Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal payments, as defined in such agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.

 Provision for Possible Loss

  PTR develops and acquires properties with a view to effective long term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio allocation, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long term investment criteria and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that it believes provide better long term growth opportunities.

  PTR is a minority partner with a 40% interest in a partnership that owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value, which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the December 31, 1994 statement of earnings. PTR's net carrying value after the provision is $2.8 million. This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

  PTR focuses its investment and development activities on multifamily properties. PTR will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and dispositions of such non-multifamily properties may occur as opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

 Preferred Share Dividend

  In November 1993, PTR issued $230 million of Preferred Shares at $25 per share that are entitled to receive an annual dividend of $1.75 per share (7.0% annual dividend rate), which amounted to $16.1 million for 1994 compared to $1.3 million for 1993. The Preferred Share dividends do not reduce the amount PTR has budgeted for Common Share distributions but do increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

 1993 COMPARED TO 1992

  During 1993, PTR acquired 53 multifamily properties aggregating 13,772 units for a total purchase price, including planned renovations, of approximately $453.7 million, most of which was invested in the fourth quarter of 1993. In addition, PTR completed development of three multifamily properties aggregating 732 units in 1993. During 1992, PTR acquired 20 multifamily properties aggregating 5,512 units for a total purchase price, including planned renovations, of approximately $183.0 million, most of which was invested after April 30, 1992. In addition, two multifamily properties aggregating 354 units then under development were completed in 1992. In addition, rental rates from multifamily assets that were stabilized (see "Item 1. Business--Investment Analysis") during the fourth quarter of 1992 and throughout 1993 increased 6.98%.

  The percentage of PTR's total rental income generated by multifamily properties was 93.2% in 1993 and 76.4% in 1992. This percentage will continue to increase in future periods due to multifamily properties acquired in 1993 and 1994 as discussed above and the sale of non-multifamily properties as discussed below.

  During the period prior to a property being stabilized (see "Item 1. Business--Investment Analysis"), the REIT Manager's asset managers and the property managers begin implementing expense controls, reconfigure the resident mix, supervise renovations and implement a strategy to increase rental income. The full benefits of these changes are not reflected until after the properties are stabilized. As of December 31, 1993, 47% of the operating multifamily portfolio was stabilized as compared to 59% at December 31, 1992. For operating multifamily properties, rental expenses were 42.2% of rental revenues during 1993, compared to 42.1% in 1992.

  Including the newly acquired and developed assets, net earnings increased $16.5 million (184%) for 1993 over 1992. The increased net earnings related primarily to property revenue increases of $45.2 million (145.8%), partially offset by higher rental expenses, which increased by $19.0 million (165.7%) for the period. Depreciation expense increased $5.2 million (97.9%) for 1993 over 1992. This increase is due to multifamily acquisitions and multifamily developments placed in service.

 Properties Fully Operating Throughout Both Periods

  Multifamily. Rental income for the nine multifamily properties fully operating throughout both years increased approximately $705,800 (6.4%) for 1993, compared to 1992, partially offset by increases in rental expenses of $410,100 (9.0%) and depreciation of $72,700 (4.6%). The increase primarily related to a 5.74% average rental rate increase. Due primarily to commencement of major renovations at one of these properties and the temporary effects of a new development in one submarket, average occupancy decreased from 94.4% in 1992 to 92.8% in 1993.

  Non-Multifamily. Rental income, rental expenses and depreciation for non-multifamily properties owned throughout both years decreased $107,300 (3.1%), $420,300 (97.5%) and $44,000 (8.1%), respectively, for 1993, compared to 1992.
The decrease in rental expense was primarily due to a decrease in land lease expense as a result of PTR's acquisition of the land underlying PTR's Holiday Inn building in San Francisco. Not included in these results are operating results from the eight non-multifamily properties sold during 1993.

  All Properties. For multifamily properties that were fully operating throughout both years and non-multifamily properties that were owned throughout both years, taken as a whole, rental income increased $598,600 (4.2%), rental expenses decreased $10,200 (.2%), and depreciation increased $83,900 (4.0%). Net income from property operations, after depreciation, for these properties increased $524,800 (7.2%) for 1993 over 1992.

 Interest Income

  Interest income for 1993 increased 26.5%, primarily resulting from the addition of five purchase money notes aggregating $6.8 million received in 1992 and four purchase money notes aggregating $12.4 million received in 1993 in conjunction with property sales.

 Interest Expense

  Mortgage interest expense decreased $1.4 million (66.3%) for 1993, compared to 1992. The decrease is attributable to interest savings resulting from prepayments and pay offs aggregating $8.1 million on mortgages during 1993, an increase of $1.8 million (184.9%) in capitalized interest during 1993 over 1992 due to increased levels of multifamily development activity, and lower interest rates on an adjustable rate mortgage.

  Line of credit interest expense for 1993 was $2.1 million higher than for 1992, principally because of higher average outstanding balances and amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility, which was increased from $72 million to $200 million during 1993. Average borrowings were approximately $40.6 million (with an average interest rate of 6.3%) during 1993, as compared to average borrowings of $12.7 million (with an average interest rate of 6.6%) during 1992.

 General and Administrative Expense including REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow and therefore increased by $4.4 million (161%) in 1993 as compared to 1992 because cash flow increased substantially. See "--REIT Management Agreement." As PTR arranges amortizing long term debt as more fully described in "--Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal payments, as defined in such agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.

 Property Sales and Provisions

  PTR sold eight non-multifamily properties during 1993 at an aggregate gain of $2.3 million. The overall result of these dispositions, net of provisions for possible losses ($2.3 million), was immaterial to PTR's financial position and results of operations. The provision for possible losses ($2.3 million) relates to the write-down to the lower of cost and net realizable value of two non-multifamily properties, Academy Mart Shopping Center and Ontario Industrial Building. The Academy Mart Shopping Center was sold in the third quarter of 1993. A provision of $1.2 million to reduce the property to its net realizable value was made in the second quarter. The single tenant occupant of the Ontario Industrial Building had indicated to PTR that it was not going to renew its lease which expired in early 1994. After reviewing the market conditions, it was determined that a write-down of $1.1 million was appropriate, which was recorded in the second quarter.

ENVIRONMENTAL MATTERS

  PTR does not expect any environmental condition on its properties to have a material adverse affect upon its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  The REIT Manager considers PTR's liquidity and ability to generate cash to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service and shareholder distribution requirements.

  Net cash flow provided by operating activities increased by $45.4 million (92.1%) for the year ended December 31, 1994 as compared to 1993. Net cash flow provided by operating activities increased by $29 million (143.2%) for 1993 as compared to 1992. These increases are due primarily to multifamily property acquisitions and developments as described under "--Results of Operations" above.

 Investing Activities

  During the year ended December 31, 1994, PTR invested $381.2 million for the development, acquisition and renovation of multifamily properties and land, net of $56.6 million in mortgages assumed. During the year ended December 31, 1993, PTR invested $536.5 million for the acquisition, development and renovation of multifamily properties and land, net of $27 million in mortgages assumed. These developments, acquisitions and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

  PTR's investing activities used $160.6 million (30%) less cash in 1994 as compared to 1993 as a result of lower levels of multifamily property acquisitions and $299.6 million (131%) more cash in 1993 as compared to 1992 as a result of an increase in multifamily property acquisitions and developments.

  At March 23, 1995, PTR had unfunded development commitments for developments under construction of $96.8 million. Additionally, the land PTR owned or controlled through letters of intent or contingent contracts at such date, subject to PTR's final due diligence, will allow for the development of 8,197 additional multifamily units, which will be an important generator of growth for PTR in 1995 and beyond. The foregoing developments are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

 Financing Activities

  PTR's financing activities for the year ended December 31, 1994 provided $276.5 million compared to $478.3 million in 1993 as a result of fewer acquisitions. Net proceeds of equity offerings aggregated $101.1 million in 1994 as compared to $514.2 million in 1993. PTR also received proceeds from long term debt of $200 million in 1994. PTR's 1993 financing activities provided $293.2 million (158%) more cash flow than 1992 financing activities. The increase in cash flow provided by financing activities was primarily due to increased offering proceeds: net proceeds from equity offerings aggregating $514.2 million in 1993 as compared to $143.2 million in 1992. Proceeds from these offerings were used for development, acquisition and renovation of multifamily properties or to repay revolving credit balances incurred for such purposes and, in 1992, to purchase the land under the Holiday Inn.

  On August 4, 1994, PTR consummated a conversion of its $200 million revolving line of credit facility with TCB and the other participating lenders into an unsecured facility, which was increased to $275 million and extended to August 15, 1996 on October 27, 1994 and was further increased to $350 million on March 23, 1995. The line of credit may annually be extended for an additional year with the approval of TCB and the other participating lenders. Borrowings bear interest at the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt). Additionally, there is a commitment fee, ranging from 0.125% to 0.25% per annum on the average unfunded line of credit balance. All debt incurrences are subject to covenants that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1,
(iii) a fixed charge ratio of no less than 1.4:1 and (iv) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness. PTR is in compliance with all debt covenants. Giving effect to the use of the proceeds from the subscription offering that closed on March 23, 1995, there would be no borrowings outstanding under the line of credit at March 23, 1995.

  PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total long term capitalization, the sum of long term debt and shareholders' equity (26% at December 31, 1994 and 22% at March 23, 1995 on a pro forma basis, giving effect to the Merger and the concurrent subscription offering and property acquisitions through March 23, 1995), provides it considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 50% of the sum of total book capitalization. PTR expects to fund additional growth for the foreseeable future through further issuances of unsecured long term, fixed rate amortizing debt securities similar to the Notes issued in February 1994 and through its asset optimization strategy.

  Based on the Merger, its recent subscription offering, debt issuance capacity, asset optimization strategy and current real estate and debt market conditions, PTR believes it has reached an optimal level of equity capitalization. Hence, PTR has no plans to raise additional capital through the equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

  On March 23, 1995, PTR raised $216.3 million of net proceeds from a subscription offering of 13.2 million Common Shares at a price of $16.375 per Common Share, which was the same price per Common Share on which the exchange ratio for the Merger was based. The subscription offering closed concurrently with the consummation of the Merger. The subscription offering was designed to allow shareholders the opportunity to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger and to maintain PTR's balance sheet ratios. Each holder of record of Common Shares on February 21, 1995 was entitled to subscribe for one Common Share for every 1.94 Common Shares held of record on such date and was entitled to oversubscribe for additional Common Shares to the extent that other shareholders did not fully subscribe for all Common Shares to which they were entitled. Security Capital Group acquired 3,053,435 Common Shares in the subscription offering pursuant to the oversubscription privilege.

  On August 16, 1994, PTR raised $101.8 million of net proceeds from a rights offering of 5,593,718 Common Shares at a price of $18.25 per Common Share. PTR's shareholders of record on July 21, 1994 received a distribution of one right for each Common Share held of record. Eight rights were required to purchase one Common Share for $18.25 in the rights offering. Security Capital Group exercised in full its rights to acquire Common Shares in the offering at the same price paid by the public ($18.25 per Common Share) and acquired additional rights in open market purchases. Proceeds from the offering were used to fund developments and to invest in additional multifamily properties in PTR's target market and to repay borrowings under PTR's line of credit.

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes," together with the 2008 Notes collectively referred to as the "Notes"). The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013 and $25 million in 2014. In February 1994, PTR received $1.3 million in settlement of an interest protection agreement in the form of a Forward Treasury Lock Agreement entered into with an investment banker on January 28, 1994. The agreement included a determination date of February 1, 1994 and a settlement date of February 2, 1994. The notional amounts were $100 million with a reference price of 100.90625% and $75 million with a reference price of 110.4375%. On February 2, 1994, the settlement prices were 100.32813% and 109.46875%, respectively. There are no such agreements currently outstanding. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs and an interest rate protection agreement, of 7.37% per annum. The Notes are redeemable at any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus a yield to maturity adjustment. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%), (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5. PTR is in compliance with all debt covenants.

Distributions

  PTR's current distribution policy is to pay quarterly distributions to holders of Common Shares based upon what it believes to be a prudent percentage of cash flow. Because depreciation is a non-cash expense, cash flow typically will be greater than net earnings attributable to Common Shares. Therefore, quarterly distributions paid will generally be higher than quarterly net earnings attributable to Common Shares.

  Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $15.5 million, $5.0 million and $4.1 million for 1994, 1993 and 1992, respectively, resulting in corresponding decreases in shareholders' equity for each of the respective periods.

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 6, 1994 board meeting, the Board announced a projected increase in the annual distribution level from $1.00 to $1.15 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distributions with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid or sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

  Funds from Operations means net earnings computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and certain amortization, and after adjustments for unconsolidated partnerships and joint ventures. PTR believes that Funds from Operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. Funds from Operations attributable to Common Shares increased $21.8 million (60%) to $58.2 million for 1994 from $36.4 million for 1993, and increased from $15.3 million to $36.4 million from 1992 to 1993. The increases resulted primarily from increased properties in operation. Funds from Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

REIT MANAGEMENT AGREEMENT

  Effective March 1, 1991, PTR entered into a REIT management agreement (as amended and restated, the "REIT Management Agreement") with the REIT Manager to provide management services to PTR. All officers of PTR are employees of the REIT Manager and PTR has no employees. See "Item 1. Business--The REIT Manager" for a description of the services included in the REIT Management fee.

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement ("Cash Flow") in excess of $4,837,000. In the REIT Management Agreement, Cash Flow is calculated by reference to PTR's cash flow from operations before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR, and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there have been none since inception of the REIT Management Agreement); and, after deducting actual or assumed regularly scheduled principal and interest payments for long term debt. The REIT Management Agreement provides that the long term debt described above under "--Liquidity and Capital Resources" will be treated as having regularly scheduled principal and interest payments like a 20-year, level monthly payment, fully amortizing mortgage, and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash Flow does not include realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .25% per year on the average daily balance of cash equivalent investments. REIT management fees aggregated $13,182,000, $7,073,000 and $2,711,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR, primarily travel expenses incurred in seeking financing, property acquisitions, property sales, property development and similar activities on behalf of PTR.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PTR's Balance Sheets as of December 31, 1994 and 1993, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1994 and Schedule III--Real Estate and Accumulated Depreciation, together with the report of KPMG Peat Marwick LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 8 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding executive officers of PTR's REIT Manager, see "Item
1. Business--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in PTR's definitive proxy statement for its annual meeting of shareholders scheduled to be held June 13, 1995 (the "1995 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Trustee Compensation," "PTR Officers--Employees of the REIT Manager" and "Performance Graph" in the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1995 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements:
      See Index to Financial Statements on page 38 of this report.

    2. Financial Statement Schedules:
      Schedule III.

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

    3. Exhibits:
      See Index to Exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

                                           ITEMS                                    FINANCIAL
            DATE                          REPORTED                                  STATEMENTS
            ----                          --------                                  ----------
      November 30, 1994                  Items 5, 7                                    Yes

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

SECURITY CAPITAL PACIFIC TRUST:
  Independent Auditors' Report.............................................  39
  Balance Sheets as of December 31, 1994 and 1993..........................  40
  Statements of Earnings for the years ended December 31, 1994, 1993 and
   1992....................................................................  41
  Statements of Shareholders' Equity for the years ended December 31, 1994,
   1993 and 1992...........................................................  42
  Statements of Cash Flows for the years ended December 31, 1994, 1993 and
   1992....................................................................  43
  Notes to Financial Statements............................................  44
  Schedule III--Real Estate and Accumulated Depreciation as of December 31,
   1994....................................................................  56

                          INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have audited the financial statements of SECURITY CAPITAL PACIFIC TRUST (formerly Property Trust of America) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

El Paso, Texas
February 28, 1995, except as to Note 10, which is as of March 23, 1995.

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 31,
                                                          --------------------
                         ASSETS                              1994       1993
                         ------                           ----------  --------
Real estate.............................................. $1,296,288  $872,610
Less accumulated depreciation............................     46,199    22,022
                                                          ----------  --------
                                                           1,250,089   850,588
Mortgage notes receivable................................     22,597    22,624
                                                          ----------  --------
    Total investments....................................  1,272,686   873,212
Cash and cash equivalents................................      8,092     5,525
Accounts receivable......................................      1,657       763
Other assets.............................................     13,343    10,801
                                                          ----------  --------
    Total assets......................................... $1,295,778  $890,301
                                                          ==========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Liabilities:
  Line of credit......................................... $  102,000  $ 51,500
  Long term debt.........................................    200,000       --
  Mortgages payable......................................     93,624    48,872
  Distributions payable..................................     14,506    11,161
  Accounts payable.......................................     17,230    13,514
  Accrued expenses and other liabilities.................     27,776    10,237
                                                          ----------  --------
    Total liabilities....................................    455,136   135,284
                                                          ----------  --------
Shareholders' equity:
  Series A Preferred shares (9,200,000 shares authorized
   and issued; stated liquidation preference of $25 per
   share)................................................    230,000   230,000
  Common shares (shares issued--50,620,516 in 1994 and
   44,809,208 in 1993)...................................     50,621    44,809
  Additional paid-in capital.............................    622,161   523,053
  Distributions in excess of net earnings................    (60,211)  (40,916)
  Treasury shares (164,478 in 1994 and 164,474 in 1993)..     (1,929)   (1,929)
                                                          ----------  --------
    Total shareholders' equity...........................    840,642   755,017
                                                          ----------  --------
    Total liabilities and shareholders' equity........... $1,295,778  $890,301
                                                          ==========  ========


    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1994    1993    1992
                                                       -------- ------- -------
Revenues:
  Rental income......................................  $183,472 $76,129 $30,970
  Interest...........................................     2,633   2,289   1,809
                                                       -------- ------- -------
                                                        186,105  78,418  32,779
                                                       -------- ------- -------
Expenses:
  Rental expenses....................................    79,013  30,484  11,473
  Depreciation.......................................    24,614  10,509   5,311
  Interest...........................................    19,442   3,923   3,214
  General and administrative, including REIT manage-
   ment fee..........................................    13,966   7,733   3,147
  Provision for possible loss on investments.........     1,600   2,270     400
  Other..............................................       751     308     197
                                                       -------- ------- -------
                                                        139,386  55,227  23,742
                                                       -------- ------- -------
Earnings from operations.............................    46,719  23,191   9,037
Gain (loss) on sale of investments, net..............       --    2,302     (51)
                                                       -------- ------- -------
Net earnings.........................................    46,719  25,493   8,986
Less Series A Preferred share dividends..............    16,100   1,341     --
                                                       -------- ------- -------
  Net earnings attributable to common shares.........  $ 30,619 $24,152 $ 8,986
                                                       ======== ======= =======
Weighted average common shares outstanding...........    46,734  36,549  19,435
                                                       ======== ======= =======
Per share net earnings attributable to common shares.  $   0.66 $  0.66 $  0.46
                                                       ======== ======= =======


    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1992, 1993, AND 1994
                                 (IN THOUSANDS)

                               SHARES OF
                          BENEFICIAL INTEREST
                             $1 PAR VALUE
                          -------------------
                           SERIES A
                           PREFERRED
                           SHARES AT  COMMON             DISTRIBUTIONS
                           AGGREGATE  SHARES  ADDITIONAL   IN EXCESS
                          LIQUIDATION AT PAR   PAID-IN      OF NET     TREASURY
                          PREFERENCE   VALUE   CAPITAL     EARNINGS     SHARES    TOTAL
                          ----------- ------- ---------- ------------- --------  --------
Balances at December 31,
 1991...................   $    --    $13,264  $110,867    $(20,672)   $(1,146)  $102,313
  Net earnings..........        --        --        --        8,986        --       8,986
  Common Share distribu-
   tions................        --        --        --      (13,059)       --     (13,059)
  Sale of shares, net of
   expenses.............        --     13,241   129,992         --         --     143,233
  Dividend Reinvestment
   and Share
   Purchase Plan, net...        --        471     4,995         --         --       5,466
  Exercise of stock op-
   tions, net...........        --        215     1,564         --         --       1,779
  Cost of treasury
   shares exchanged.....        --        --        --          --        (669)      (669)
                           --------   -------  --------    --------    -------   --------
Balances at December 31,
 1992...................        --     27,191   247,418     (24,745)    (1,815)   248,049
  Net earnings..........        --        --        --       25,493        --      25,493
  Common share distribu-
   tions paid...........        --        --        --      (29,162)       --     (29,162)
  Common share distribu-
   tions
   accrued..............        --        --        --      (11,161)       --     (11,161)
  Preferred share divi-
   dends paid...........        --        --        --       (1,341)       --      (1,341)
  Sale of shares, net of
   expenses.............    230,000    17,072   267,122         --         --     514,194
  Dividend Reinvestment
   and Share
   Purchase Plan, net...        --        449     7,522         --         --       7,971
  Exercise of stock op-
   tions, net...........        --         97       991         --         --       1,088
  Cost of treasury
   shares purchased.....        --        --        --          --        (114)      (114)
                           --------   -------  --------    --------    -------   --------
Balances at December 31,
 1993...................    230,000    44,809   523,053     (40,916)    (1,929)   755,017
  Net earnings..........        --        --        --       46,719        --      46,719
  Common share distribu-
   tions paid...........        --        --        --      (34,960)       --     (34,960)
  Redemption of share-
   holder
   purchase rights......        --        --        --         (448)       --        (448)
  Common share distribu-
   tions
   accrued..............        --        --        --      (14,506)       --     (14,506)
  Preferred share divi-
   dends paid...........        --        --        --      (16,100)       --     (16,100)
  Sale of shares, net of
   expenses.............                5,594    95,482         --         --     101,076
  Dividend Reinvestment
   and Share
   Purchase Plan, net...        --        216     3,607         --         --       3,823
  Exercise of stock op-
   tions, net...........        --          2        19         --         --          21
                           --------   -------  --------    --------    -------   --------
Balances at December 31,
 1994...................   $230,000   $50,621  $622,161    $(60,211)   $(1,929)  $840,642
                           ========   =======  ========    ========    =======   ========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1994       1993       1992
                                               ---------  ---------  ---------
Operating activities:
  Net earnings................................ $  46,719  $  25,493  $   8,986
  Adjustments to reconcile net earnings to
   cash flows provided
   by operating activities
    Depreciation and amortization.............    26,517     12,219      5,657
    Provision for possible loss on invest-
     ments....................................     1,600      2,270        400
    Loss (gain) on investment properties......       --      (2,302)        51
    Other, net................................       --          83        174
  Increase in accounts payable................     3,463      9,996      2,565
  Increase in accrued real estate taxes.......     7,874      2,156      1,718
  Increase in accrued interest on long term
   debt.......................................     5,391        --         --
  Increase in accrued expenses and other lia-
   bilities...................................     4,264      3,039      1,443
  Net change in other operating assets........    (1,203)    (3,707)      (742)
                                               ---------  ---------  ---------
    Net cash flow provided by operating activ-
     ities....................................    94,625     49,247     20,252
                                               ---------  ---------  ---------
Investing activities:
  Real estate investments.....................  (380,688)  (536,622)  (231,159)
  Mortgage notes receivable...................        27      1,323      1,141
  Sale of investment properties, net..........    12,146      6,389        615
  Other.......................................       --        (155)       (86)
                                               ---------  ---------  ---------
    Net cash flow used in investment activi-
     ties.....................................  (368,515)  (529,065)  (229,489)
                                               ---------  ---------  ---------
Financing activities:
  Proceeds from sale of shares, net of ex-
   penses.....................................   101,076    514,194    143,233
  Proceeds from line of credit................   266,250    282,500    175,099
  Proceeds from dividend reinvestment and
   share purchase plan, net...................     3,823      7,971      5,466
  Proceeds from long term debt................   200,000        --         --
  Proceeds from exercise of stock options,
   net........................................        21      1,088      1,110
  Distributions paid on common shares.........   (46,121)   (29,162)   (13,059)
  Redemption of shareholder purchase rights...      (448)       --         --
  Dividends paid on preferred shares..........   (16,100)    (1,341)       --
  Debt issuance costs incurred................    (4,422)    (3,109)    (1,373)
  Payments on line of credit..................  (215,750)  (285,802)  (120,398)
  Regularly scheduled principal payments on
   mortgages payable..........................    (1,398)      (682)      (513)
  Prepayment of mortgages payable.............   (10,474)    (7,198)    (4,435)
  Purchase of treasury shares.................       --        (114)       --
                                               ---------  ---------  ---------
    Net cash flow provided by financing activ-
     ities....................................   276,457    478,345    185,130
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................     2,567     (1,473)   (24,107)
Cash and cash equivalents at beginning of
 year.........................................     5,525      6,998     31,105
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   8,092  $   5,525  $   6,998
                                               =========  =========  =========
Non-cash investing and financing activities:
  Receipt of purchase money notes from sale of
   non-multifamily
   properties.................................       --   $  12,413  $   6,779
  Assumption of mortgages payable upon pur-
   chase of multifamily properties............ $  56,624  $  26,952  $     --
  Accrual of common share distributions....... $  14,506  $  11,161  $     --

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  SECURITY CAPITAL PACIFIC TRUST ("PTR"), formerly Property Trust of America, is an equity real estate investment trust, organized under the laws of the state of Maryland, which primarily owns, develops, acquires and operates income-producing multifamily properties in the western United States.

 Principles of Financial Presentation

  The accounts of PTR and its wholly owned subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  PTR considers all cash on hand, demand deposits with financial institutions and short term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real estate is carried at cost, which is not in excess of net realizable value.

  Costs directly related to the acquisition (including certain renovation costs identified during PTR's pre-acquisition due diligence), development or improvement of real estate, are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis. Properties are depreciated principally over the following useful lives:

             Buildings and improvements... 20-40 years
             Furnishings and other........  2-10 years

 Repairs and Maintenance

  Repairs and maintenance, other than acquisition related renovation expenditures, are expensed as incurred. PTR expenses carpet and appliance repairs and replacements after any acquisition related renovation expenditures for such items have been incurred.

 Interest

  During 1994, 1993 and 1992, the total interest paid in cash on all outstanding debt, net of interest capitalized, was $11,949,000, $2,231,000 and $2,654,000, respectively.

  PTR capitalizes interest as part of the cost of real estate properties under development. Interest capitalized during 1994, 1993 and 1992 aggregated $6,029,000, $2,818,000 and $989,000, respectively.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with

                         SECURITY CAPITAL PACIFIC TRUST
other assets and amortized over the term of the related loan in the case of incurrence costs or twelve months in the case of renewal costs. Amortization of loan costs included in interest expense for the years ended December 31, 1994, 1993 and 1992 was $1,903,000, $1,845,000, and $426,000, respectively.

 Revenue Recognition

  Rental and interest income are recorded on the accrual method of accounting. A provision for possible loss is made when collection of receivables is considered doubtful.

 Federal Income Taxes

  PTR has made an election to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended. PTR believes it qualifies as a real estate investment trust. Accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

 Per Share Data

  Per share data is computed based upon the weighted average number of Common Shares of Beneficial Interest, par value $1.00 per share ("Common Shares"), outstanding during the period. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share. The assumed conversion of Cumulative Convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Preferred Shares"), is anti-dilutive in 1994 and 1993.

 Reclassifications

  Certain of the 1993 and 1992 financial statements and notes to financial statements amounts have been reclassified to conform to the 1994 presentation.

(2) REAL ESTATE

 Investments

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                        DECEMBER 31,
                                             -----------------------------------
                                                   1994              1993
                                             ----------------- -----------------
                                             INVESTMENT UNITS  INVESTMENT UNITS
                                             ---------- ------ ---------- ------
      Multifamily:
        Operating properties................ $1,121,301 31,640  $730,994  22,493
        Developments under construction.....    100,401  4,526    84,395   3,048
        Developments in planning............     33,194  4,306    17,490   2,550
        Land held for future development....      7,977    --      4,208     --
                                             ---------- ------  --------  ------
          Total Multifamily.................  1,262,873 40,472   837,087  28,091
                                                        ======            ======
      Non-multifamily.......................     33,415           35,523
                                             ----------         --------
          Total real estate................. $1,296,288         $872,610
                                             ==========         ========

  At December 31, 1994 PTR had unfunded commitments for developments under construction of $115.7 million.

                         SECURITY CAPITAL PACIFIC TRUST

  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                    1994       1993      1992
                                                 ----------  --------  --------
      Balance at January 1.....................  $  872,610  $337,274  $117,572
      Acquisitions and renovation expenditures.     270,024   449,500   188,411
      Development expenditures, including land
       acquisitions............................     155,849   108,056    41,733
      Acquisitions of land held for future
       development.............................       7,977     4,208       --
      Capital improvements.....................       3,912     1,639     1,015
      Real estate sold.........................     (12,287)  (24,953)  (10,814)
      Provisions for possible losses...........      (1,600)   (2,270)     (400)
      Other....................................        (197)     (844)     (243)
                                                 ----------  --------  --------
      Balance at December 31...................  $1,296,288  $872,610  $337,274
                                                 ==========  ========  ========

 Gains and Losses from Sales of Real Estate

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

  PTR focuses its investment and development activities on multifamily properties. PTR will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and disposition of such non-multifamily properties may occur as opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

  PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the December 31, 1994 statement of earnings. PTR's net carrying value after the provision is $2.8 million. This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

(3) BORROWINGS

 Line of Credit

  During 1994, PTR converted its $200 million revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB"), into an unsecured facility and increased this line of credit from $200 million to $275 million. Borrowings bear interest at the greater of prime or federal funds rate plus 1/2% or at PTR's option, LIBOR plus 1.75% to 2% (varying depending upon the rating of PTR's senior unsecured debt by Standard & Poor's Corporation--1.75% at December 31, 1994). Additionally, there is a commitment fee of .125% per annum of the unfunded line of credit balance.

  The TCB line matures August 1996 and may annually be extended for an additional year with the approval of TCB. All debt incurrences are subject to covenants, as more fully described in the loan agreement. PTR was in compliance with all covenants at December 31, 1994. (See Note 10.)

                         SECURITY CAPITAL PACIFIC TRUST

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1994     1993    1992
                                                      -------- -------- -------
      Total line of credit........................... $275,000 $200,000 $86,370
      Borrowings outstanding at December 31..........  102,000   51,500  54,802
      Weighted average daily borrowings..............   59,890   40,555  12,694
      Maximum borrowings outstanding at any month
       end........................................... $124,000 $ 83,010 $63,550
      Weighted average daily interest rate...........   7.4%     6.3%    6.6%
      Weighted average interest rate at December 31..   7.8%     6.0%    6.2%

 Long Term Debt

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 ("the 2008 Notes") and $100 million of 7.5% Senior Notes due 2014 ("the 2014 Notes", collectively referred to as "the Notes").

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

  Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5. As of December 31, 1994, PTR was in compliance with all debt covenants.

  Based on market borrowing rates available to PTR for long term debt with similar terms and maturities, the fair value of long term debt was approximately $175.9 million at December 31, 1994, compared to book value of $200 million.

                         SECURITY CAPITAL PACIFIC TRUST

 Mortgages Payable

  Mortgages payable consisted of the following at December 31, 1994 (dollars in thousands):

                                                                          BALLOON
                                                                          PAYMENT
                             INTEREST MATURITY PERIODIC PAYMENT PRINCIPAL  DUE AT
           PROPERTY            RATE     DATE        TERMS        BALANCE  MATURITY
           --------          -------- -------- ---------------- --------- --------
   CONVENTIONAL FIXED RATE
     Braeswood Park........   7.500%  01/01/98       (1)         $ 7,008   $6,635
     Brompton Court........   8.375%  09/01/00       (1)          14,750   13,340
     Chasewood.............   6.750%  06/01/97       (1)           9,612    9,303
     Park Place I & II.....  10.250%  11/01/00       (1)           7,091    6,645
     Presidio at South
      Mountain.............   8.500%  10/01/97       (1)          14,742   14,337
     Seahawk...............   8.040%  01/10/98       (1)           5,577    5,350
     Silvercliff...........   7.650%  11/10/97       (1)           7,550    7,304
     Spring Park...........  10.125%  09/27/00       (1)           4,330    4,063
     Tigua Village I.......  10.000%  08/01/95       (1)             305      303
     Tigua Village II......   9.750%  05/01/97       (1)             703      677
                                                                 -------
                                                                  71,668
                                                                 -------
   TAX EXEMPT FIXED RATE
     Windsail..............   8.875%  02/01/99       (1)           4,888    4,675
                                                                 -------
   TAX EXEMPT FLOATING RATE
     Apple Creek...........    (2)    09/01/07    interest only   11,100   11,100
                                                                 -------
   COMBINED(3)
     Las Flores............   7.750%  03/01/25 fully amortizing    5,968      --
                                                                 -------
                                                                 $93,624
                                                                 =======

--------
(1) Amortizing monthly with a balloon payment due at maturity.
(2) Adjusted weekly by the remarketing agent. Weighted average daily interest rate was 5.68% for 1994.
(3) In 1990, the Las Flores apartments were refinanced pursuant to multi-family bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.

  Mortgages payable are secured by real estate with an aggregate undepreciated cost of $156,510,000 at December 31, 1994. Based on market borrowing rates available to PTR for mortgages with similar terms and average maturities, the fair value of mortgages payable was approximately $96,493,000 and $51,350,000 as compared to a book value of $93,624,000 and $48,872,000 at December 31, 1994 and 1993, respectively.

  The mortgages which secure tax exempt housing bonds contain covenants which require that a minimum percentage of units (generally 20% to 30%) be rented to individuals whose income does not exceed levels specified by U.S. Government programs. The tax exempt floating rate mortgage is secured by a letter of credit of $12,195,000. The fee for this letter of credit is 1.6% per annum of the outstanding mortgage payable balance. This letter of credit contains certain covenants, all of which PTR was in compliance with at December 31, 1994.

  The change in mortgages payable consisted of the following (in thousands):

                                                       1994     1993     1992
                                                      -------  -------  -------
      Balances at January 1.......................... $48,872  $30,824  $35,772
      Notes originated or assumed....................  56,624   26,952      --
      Principal payments............................. (11,872)  (7,880)  (4,948)
      Liquidated upon sale of properties.............     --    (1,024)     --
                                                      -------  -------  -------
      Balance at December 31......................... $93,624  $48,872  $30,824
                                                      =======  =======  =======

                         SECURITY CAPITAL PACIFIC TRUST

  Approximate principal payments due during each of the years in the five-year period ending December 31, 1999 are as follows (in thousands):

                                                                 LONG
                                                                 TERM
                                                     MORTGAGES   DEBT    TOTAL
                                                     --------- -------- --------
      1995..........................................  $ 1,938  $    --  $  1,938
      1996..........................................    1,008       --     1,008
      1997..........................................   37,228       --    37,228
      1998..........................................    7,142       --     7,142
      1999..........................................    5,181       --     5,181
      Thereafter....................................   41,127   200,000  241,127
                                                      -------  -------- --------
                                                      $93,624  $200,000 $293,624
                                                      =======  ======== ========

(4) DISTRIBUTIONS

  PTR's current policy is to pay distributions to shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity. Funds from operations for the three years ended December 31, 1994 was as follows (dollars in thousands):

                                                        1994    1993     1992
                                                       ------- -------  -------
      Net earnings attributable to common shares...... $30,619 $24,152  $ 8,986
        Add (Deduct):
          Depreciation and amortization...............  25,989  12,219    5,657
          Provision for possible loss on investments..   1,600   2,270      400
          Gain on sale of investments.................     --   (2,302)      51
          Other.......................................     --       83      174
                                                       ------- -------  -------
      Funds from operations attributable to common
       shares.........................................  58,208  36,422   15,268
      Distributions paid to common shareholders ......  46,121  29,162   13,059
                                                       ------- -------  -------
      Excess of funds from operations after distribu-
       tions ......................................... $12,087 $ 7,260  $ 2,209
                                                       ======= =======  =======
      Weighted average shares outstanding.............  46,734  36,549  $19,435
                                                       ======= =======  =======

  For federal income tax purposes, the following summarizes the taxability of distributions paid on Common Shares in 1993 and 1992 and the estimated taxability for 1994:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                 ---------------
                                                                 1994  1993 1992
                                                                 ----- ---- ----
      Per Common Share:
        Ordinary income......................................... $ .68 $.65 $.67
        Capital gains...........................................   --   .11  .03
        Return of capital.......................................   .32  .06  --
                                                                 ----- ---- ----
          Total................................................. $1.00 $.82 $.70
                                                                 ===== ==== ====

  On December 6, 1994 PTR declared a distribution of $.2875 per Common Share payable on February 13, 1995 to shareholders of record as of February 2, 1995. At the same time, PTR announced that it plans to pay a total distribution of $1.15 per Common Share in 1995.

                         SECURITY CAPITAL PACIFIC TRUST

  On July 21, 1994, in addition to the distributions paid, PTR redeemed the shareholder purchase rights issued pursuant to the Rights Agreement dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 was entitled to receive $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994 and is taxable as ordinary income for federal income tax purposes.

  For federal income tax purposes, the following summary reflects the taxability of dividends paid on Preferred Shares for the period from the date of issuance (November 29, 1993) through December 31, 1993 and the estimated taxability for 1994:

                                                                        DATE OF
                                                                        ISSUANCE
                                                                  1994  12/31/93
                                                                  ----- --------
      Per Preferred Share:
        Ordinary income.......................................... $1.75  $.1231
        Capital gains............................................   --    .0227
                                                                  -----  ------
          Total.................................................. $1.75  $.1458
                                                                  =====  ======

  PTR's tax return for the year ended December 31, 1994 has not been filed, and the taxability information for 1994 is based upon the best available data. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

(5) MORTGAGE NOTES RECEIVABLE

  The change in investments in mortgage notes receivable, which have originated principally in connection with PTR's sale of non-multifamily properties, consisted of the following (in thousands):

                                                       1994     1993     1992
                                                      -------  -------  -------
      Balances at January 1 ......................... $22,624  $10,981  $ 5,343
      Notes originated...............................     162   12,966    6,779
      Collection of principal........................    (189)  (1,323)  (1,141)
                                                      -------  -------  -------
      Balance at December 31......................... $22,597  $22,624  $10,981
                                                      =======  =======  =======

  Interest rates on mortgage notes receivable range from 7.5% to 11% with a weighted average rate of 9.19%. Maturity dates on mortgage notes receivable range from 1995 to 2008.

  The aggregate face amount of mortgage notes receivable at December 31, 1994 was $24,176,000. Aggregate cost for federal income tax purposes was the same as the balance at December 31 for the three years shown above. The carrying value of mortgage notes receivable at December 31, 1994 and 1993 approximates fair value.

(6) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1994, 150,000,000 Shares of Beneficial Interest, $1.00 par value per share, were authorized. PTR's Board of Trustees is authorized to issue, from the authorized but unissued shares of PTR, preferred shares in series and to establish from time to time the number of preferred shares to be included in

                         SECURITY CAPITAL PACIFIC TRUST
such series and to fix the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series.

 Preferred Shares

  The Preferred Shares have a liquidation preference of $25 per share for an aggregate liquidation preference of $230,000,000 plus any accrued but unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Preferred Shares issued was $219,670,000. Holders of the Preferred Shares are entitled only to limited voting rights under certain conditions. Each Preferred Share is convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into 1.2162 of PTR's Common Shares (a conversion price of $20.56 per share). Distributions on the Preferred Shares are cumulative in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly PTR distribution rate on the Common Shares into which the Preferred Shares are convertible, payable quarterly in arrears on the last day of March, June, September and December of each year. The Preferred Shares are redeemable at the option of PTR after November 30, 2003.

 Option Plan

  In January 1987, PTR adopted its Share Option Plan for Outside Trustees (the "1987 Plan"). Under the 1987 Plan, there are 126,000 Common Shares approved which can be granted to non-employee Trustees. All options granted are for a term of five years and are exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value on the date of grant. At December 31, 1994 there were 20,000 options for Common Shares outstanding and exercisable under the 1987 Plan at exercise prices ranging from $10.625 to $18.875 per Common Share.

 Ownership Restrictions and Significant Shareholder

  PTR's Restated Declaration of Trust and the Articles Supplementary, restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of PTR's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of the Preferred Shares. The purpose of these provisions are to assist in protecting and preserving PTR's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For PTR to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of PTR's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares, and thus assists the Trustees in protecting and preserving PTR's REIT status for tax purposes.

  Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by PTR. The provision does not apply where a majority of the Board of Trustees, in its sole and absolute discretion, waives such limit after determining that the eligibility of PTR to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of PTR as a REIT is advantageous to the shareholders.

  The Board of Trustees has permitted Security Capital Group Incorporated (which reflects the imminent name change from Security Capital Realty Incorporated, referred to herein as "Security Capital Group"), the owner of the REIT Manager (see Note 7), to acquire up to 49% of PTR's outstanding Common Shares. Security Capital Group's ownership of Common Shares is attributed for tax purposes to its shareholders.

                         SECURITY CAPITAL PACIFIC TRUST

Security Capital Group owned 31.85% of PTR's total outstanding Common Shares at December 31, 1994 (See Note 10). Pursuant to an agreement between Security Capital Group and PTR, Security Capital Group has agreed to acquire no more than 49% of the Common Shares outstanding, except pursuant to an all-cash tender offer for all Common Shares held open for 90 days. Security Capital Group would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

 Shareholder Purchase Rights

  On February 23, 1990, PTR declared a dividend distribution of one shareholder purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on February 23, 1990. Each Right entitled the holder to purchase one Common Share for an exercise price of $32.50 per share, subject to adjustment as provided in the Rights Agreement. The Rights were exercisable only if a person or group acquired 20% or more of PTR's Common Shares (32% in the case of Security Capital Group and certain defined affiliates) or announced a tender offer for 25% or more of the Common Shares. Under certain circumstances, including a shareholder acquisition of 20% or more of the Common Shares, each Right would entitle the holder to purchase Common Shares or securities of the acquiring company, which would have a dilutive effect on the acquiring company and deter it from taking coercive actions against PTR shareholders. The Rights held by certain 20% shareholders would be exercisable.

  On July 11, 1994, the Board of Trustees of PTR announced the redemption, effective at the close of business on July 21, 1994, of the shareholder purchase rights issued pursuant to the Rights Agreement, dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 was entitled to receive $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994.

  In addition, the Board of Trustees declared a distribution of one preferred share purchase right (a "Purchase Right") for each Common Share outstanding, payable to holders of Common Shares of record at the close of business on July 21, 1994. Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of Series B Junior Participating Preferred Share, par value $1.00 per share (the "Participating Preferred Shares"), at a price of $60.00 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires 20% or more of the outstanding Common Shares (49% in the case of Security Capital Group and certain defined affiliates) or announces a tender offer for 25% or more of the outstanding Common Shares. Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by PTR's Board of Trustees.

 Shelf Registration

  On May 13, 1994 and December 1, 1994, PTR filed additional shelf registration statements with the Securities and Exchange Commission. PTR registered an aggregate of $650 million of securities ($325 million of securities in each shelf registration statement) which can be issued in the form of debt securities, preferred shares of beneficial interest, common shares of beneficial interest, shareholder purchase rights or subscription rights for common shares of beneficial interest. As of December 31, 1994, $564.8 million in securities were available to be issued under PTR's shelf registrations. (See
Note 10)

                         SECURITY CAPITAL PACIFIC TRUST

(7) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  Effective March 1, 1991, PTR entered into a REIT management agreement (the "REIT Management Agreement") with Security Capital Pacific Incorporated (the "REIT Manager"), formerly Security Capital (Southwest) Incorporated to provide management services to PTR. The REIT Manager is a subsidiary of Security Capital Group (see note 6). All officers of PTR are employees of the REIT Manager and PTR has no employees. The REIT Manager provides both strategic and day-to-day management of PTR, including research, investment analysis, acquisition and development, asset management, capital markets, legal and accounting services.

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement ("Cash Flow") in excess of $4,837,000. In the REIT Management Agreement, Cash Flow is calculated by reference to PTR's cash flow from operations before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR, and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there has been none since inception of the REIT Management Agreement); and, after deducting actual or assumed regularly scheduled principal and interest payments on long term debt. The REIT Management Agreement has been amended so that the long term senior notes described in Note 3 will be treated as if they had regularly scheduled principal and interest payments like a 20-year level monthly payment, fully amortizing mortgage and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash Flow does not include realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .25% per year on the average daily balance of cash equivalent investments.

  REIT management fees aggregated $13,182,000, $7,073,000 and $2,711,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR, primarily travel expenses incurred in seeking financing, property acquisitions and developments, property sales and similar activities on behalf of PTR.

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

  SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties. For the years ended December 31, 1994, 1993 and 1992, PTR paid SCG Realty Services aggregate fees of $7,148,000, $3,862,000 and $1,424,000, respectively. In addition to property management, SCG Realty Services has performed certain due diligence services for PTR's acquisitions. Effective October 1, 1994, SCG Realty Services no longer performed due diligence services for PTR. Security Capital Group is the sole shareholder of SCG Realty Services. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and are at rates prevailing in the markets in which PTR operates.

                         SECURITY CAPITAL PACIFIC TRUST

(8) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except for per share amounts) for 1994 and 1993 is as follows:

                                                   THREE MONTHS ENDED
                                        ----------------------------------------
                                         3-31    6-30    9-30    12-31   TOTAL
                                        ------- ------- ------- ------- --------
      1994:
        Rental Income.................  $37,414 $43,390 $50,299 $52,369 $183,472
                                        ======= ======= ======= ======= ========
        Earnings from operations......    9,512  10,765  12,727  13,715   46,719
        Less Series A Preferred Share
         dividends....................    4,025   4,025   4,025   4,025   16,100
                                        ------- ------- ------- ------- --------
        Net earnings attributable to
         Common Shares................  $ 5,487 $ 6,740 $ 8,702 $ 9,690 $ 30,619
                                        ======= ======= ======= ======= ========
        Net earnings per Common Share.  $  0.12 $  0.15 $  0.18 $  0.19 $   0.66
                                        ======= ======= ======= ======= ========
        Funds from operations attrib-
         utable to common shares......  $12,722 $13,271 $15,323 $16,892 $ 58,208
                                        ======= ======= ======= ======= ========
        Weighted Average Shares          44,668  44,724  47,051  50,413   46,734
                                        ======= ======= ======= ======= ========
      1993:
        Rental Income.................  $14,099 $16,881 $19,872 $25,277 $ 76,129
                                        ======= ======= ======= ======= ========
        Earnings from operations......    4,488   3,347   6,454   8,902   23,191
        Gain on sale of investments...      --    2,302     --      --     2,302
        Less Series A Preferred Share
         dividends....................      --      --      --    1,341    1,341
                                        ------- ------- ------- ------- --------
        Net earnings attributable to
         Common Shares................  $ 4,488 $ 5,649 $ 6,454 $ 7,561 $ 24,152
                                        ======= ======= ======= ======= ========
        Net earnings per Common Share.  $  0.15 $  0.16 $  0.18 $  0.17 $   0.66
                                        ======= ======= ======= ======= ========
        Funds from operations attrib-
         utable to common shares......  $ 6,716 $ 8,350 $ 9,513 $11,843 $ 36,422
                                        ======= ======= ======= ======= ========
        Weighted Average Shares          30,742  35,263  35,742  44,620   36,549
                                        ======= ======= ======= ======= ========

(9) COMMITMENTS AND CONTINGENCIES

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of due diligence procedures, since 1984 PTR has conducted Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations for any of the years in the three year period ended

                         SECURITY CAPITAL PACIFIC TRUST

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)
December 31, 1994. PTR is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on PTR's financial condition or results of operations.

(10) SUBSEQUENT EVENTS

  On March 23, 1995, PTR acquired Security Capital Pacific Incorporated ("PACIFIC"). PACIFIC was a private multifamily REIT controlled by Security Capital Group, PTR's principal shareholder. Under the terms of the merger PTR issued 8,468,460 shares to PACIFIC stockholders which represented .611 Common Shares of PTR for each share of PACIFIC common stock. The exchange ratio was fixed on the date of the Merger Agreement (December 6, 1994) and was based on PTR's then trading price per Common Share of $16.375. PTR changed its name to Security Capital Pacific Trust in conjunction with the merger in order to more accurately reflect PTR's expanded target market.

   Concurrently with the consummation of the merger, PTR completed a subscription offering of Common Shares pursuant to which PTR received subscriptions for $216.6 million (13.2 million Common Shares). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million) of Common Shares of the subscription offering.

  Concurrent with the merger, PTR increased its unsecured revolving line of credit facility to $350 million and received a reduction in the interest rate to the greater of prime or the federal funds rate plus 0.50% or, at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt).

  In connection with such merger, PTR paid off the balance outstanding ($51.9 million) on PACIFIC's line of credit and assumed the following mortgages relating to PACIFIC properties acquired (unaudited, dollars in thousands):

                                                            PRINCIPAL  BALLOON
                                                   PERIODIC BALANCE AT PAYMENT
                                 INTEREST MATURITY PAYMENT  MARCH 23,   DUE AT
         PROPERTY                  RATE     DATE    TERMS      1995    MATURITY
         --------                -------- -------- -------- ---------- --------
   CONVENTIONAL FIXED RATE:
     Sunterra...................  8.250%  03/01/00   (1)     $ 8,368   $ 7,597
     Greenpointe................  8.500%  03/01/00   (1)       3,737     3,403
     Mountain Shadow............  8.500%  03/01/00   (1)       3,431     3,124
     Knight's Castle............  6.560%  10/01/96   (1)       7,714     7,498
     Anchor Village.............  7.875%  12/01/98   (1)      26,742    25,105
                                                             -------
                                                              49,992
                                                             -------
   TAX EXEMPT FIXED RATE:
     Cherry Creek............... various   various   (1)       4,410     2,630
                                                             -------
                                                             $54,402
                                                             =======

--------
(1) Amortizing monthly with a balloon payment due at maturity.

  On March 17, 1995, the United States District Court for the Western District of Texas, El Paso Division granted defendants' motion to dismiss with prejudice the action entitled Ferro v. C. Ronald Blankenship, et al. (Case No. EP 95 CA
004) filed on January 4, 1995 by a party alleging to be a shareholder of PTR against PTR, PACIFIC, Security Capital Group and the individual members of the PTR Board. The lawsuit had alleged breaches of fiduciary duties and other matters pertaining to the merger of PACIFIC with and into PTR. PTR believes that the lawsuit was without merit and will not have any material adverse effect on PTR's financial condition or results of operations.

                                                                    SCHEDULE III

                         SECURITY CAPITAL PACIFIC TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                                 INITIAL COST TO                CARRIED AT DECEMBER 31,
                                       PTR            COSTS              1994
                                ------------------ CAPITALIZED -------------------------
                                       BUILDINGS     SUBSE-           BUILDINGS           ACCUMU-     CON-
                        ENCUM-            AND       QUENT TO             AND             LATED DE-  STRUCTION   YEAR
      PROPERTIES        BRANCES LAND  IMPROVEMENTS ACQUISITION LAND  IMPROVEMENTS TOTALS PRECIATION   YEAR    ACQUIRED
      ----------        ------- ----- ------------ ----------- ----- ------------ ------ ---------- --------- --------
MULTIFAMILY:
Albuquerque, New Mexi-
 co:
 Commanche Wells.......   --    $ 719    $4,072      $  208    $ 719    $4,280    $4,999   $  79      1985      1994
 Corrales Pointe.......   --      944     5,351         166      944     5,517     6,461     172      1986      1993
 Entrada Pointe........   --    1,014     5,744         134    1,014     5,878     6,892     150      1986      1994
 La Ventana............   --    2,210       --        1,695    2,302     1,603     3,905      (b)       (b)     1994
 La Paloma.............   --    4,135       --       14,075    4,242    13,968    18,210       9        (b)     1993
 Pavilions I & II......   --    2,182     7,624       5,574    2,182    13,198    15,380   1,084      1992      1991
 Sandia Ridge..........   --    1,339     5,358         647    1,339     6,005     7,344     481      1986      1992
 Seven Bar Ranch Phase
  I....................   --    1,299       --          758    1,302       755     2,057      (b)       (b)     1994
 Seven Bar Ranch Phase
  II...................   --    1,298       --          111    1,298       111     1,409      (b)       (b)     1994
 Vista del Sol.........   --    1,105     4,419         375    1,105     4,794     5,899     192      1987      1993
 Wellington Place......   --    1,881     7,523         198    1,881     7,721     9,602     270      1981      1993
Austin, Texas:
 Anderson Mill Oaks....   --    1,794    10,165         173    1,794    10,338    12,132     304      1984      1993
 Cannon Place..........   --    1,220     4,879         576    1,220     5,455     6,675     152      1984      1993
 Hobby Horse...........   --      257       --          633      764       126       890      (b)       (b)     1993
 Hobby Horse Railroad..   --      788       --           40      789        39       828      (b)       (b)     1993
 Homestead Village--
  Burnet Road..........   --      525       --        1,312      544     1,293     1,837      (b)       (b)     1994
 Hunters' Run..........   --    1,400       --        6,242    1,412     6,230     7,642      (b)       (b)     1993
 La Mirage.............   --    2,350       --       14,639    2,966    14,023    16,989     354      1994      1992
 The Ridge.............   --    1,669     6,675       1,972    1,669     8,647    10,316     329      1978      1993
 Ridgeline Village I...   --      672       --          388      687       373     1,060      (b)       (b)     1993
 Ridgeline Village II..   --    1,823       --        1,133    1,865     1,091     2,956      (b)       (b)     1993
 Ridgeline Village III.   --    1,792       --          853    1,833       812     2,645      (b)       (b)     1993
 Rock Creek............   --    1,311     7,431       1,120    1,311     8,551     9,862     222      1979      1993
 Saddle Brook..........   --      800       --       12,416    1,148    12,068    13,216     351      1994      1992
 Shadowood.............   --    1,197     4,787         469    1,197     5,256     6,453     186      1985      1993
 Spyglass..............   --    1,744     6,976       1,671    1,744     8,647    10,391     446      1981      1992
Dallas, Texas:
 Apple Ridge...........   --    1,986     7,942         741    1,986     8,683    10,669     248      1984      1993
 Custer Crossing.......   --    1,532     8,683          70    1,532     8,753    10,285     259      1985      1993
 Homestead Village--
  Skillman.............   --      400       --        2,669      400     2,669     3,069     187      1993      1992
 Homestead Village--
  Stemmons Phase I.....   --      356       --        2,833      356     2,833     3,189     168      1993      1992
 Homestead Village--
  Tollway..............   --      275       --        2,451      353     2,373     2,726     205      1993      1993
 Homestead Village--
  North Richland Hills.   --      470       --        3,043      544     2,969     3,513     121      1994      1993
 Homestead Village--
  Coit Road............   --      425       --        2,983      496     2,912     3,408     120      1994      1993
 Homestead Village--
  West Arlington          --      585       --        1,938      603     1,920     2,523      (b)       (b)     1993
 Homestead Village--
  South Arlington......   --      550       --        1,865      569     1,846     2,415      (b)       (b)     1994
 Homestead Village--
  Stemmons Phase II....   --      --        --          654      --        654       654      (b)       (b)     1992
 Homestead Village--Ft.
  Worth................   --      350       --          190      369       171       540      (b)       (b)     1994
 Homestead Village--Las
  Colinas..............   --      800       --           67      802        65       867      (b)       (b)     1994
 Indian Creek..........   --    1,582     8,962         152    1,582     9,114    10,696     268      1985      1993
 Post Oak Ridge........   --    2,137    12,111         551    2,137    12,662    14,799     363      1983      1993
 Quail Run.............   --    1,613     9,140          68    1,613     9,208    10,821     274      1983      1993
 Somerset..............   --    2,908    11,632         215    2,908    11,847    14,755     365      1986      1993

                                                     (see notes following table)

                                                                  GROSS AMOUNT AT WHICH
                                  INITIAL COST TO                CARRIED AT DECEMBER 31,
                                        PTR            COSTS              1994
                                 ------------------ CAPITALIZED -------------------------
                                        BUILDINGS     SUBSE-           BUILDINGS           ACCUMU-     CON-
                         ENCUM-            AND       QUENT TO             AND             LATED DE-  STRUCTION   YEAR
      PROPERTIES         BRANCES LAND  IMPROVEMENTS ACQUISITION LAND  IMPROVEMENTS TOTALS PRECIATION   YEAR    ACQUIRED
      ----------         ------- ----- ------------ ----------- ----- ------------ ------ ---------- --------- --------
 Summerstone...........     --   1,028     5,823         129    1,028     5,952     6,980     176      1983      1993
 Timber Ridge..........     --     997     5,651          --      997     5,651     6,648      26      1984      1994
 Woodland Park.........     --   1,386     5,543         143    1,386     5,686     7,072     176      1986      1993
Denver, Colorado:
 Cambrian..............     --   2,256     9,026         665    2,256     9,691    11,947     391      1983      1993
 The Cedars............     --   3,128    12,512       1,051    3,128    13,563    16,691     542      1984      1993
 Fox Creek Phase I.....     --   1,167     4,669         280    1,167     4,949     6,116     160      1984      1993
 Hickory Ridge.........     --   4,402    17,607       1,173    4,402    18,780    23,182   1,099      1984      1992
 Homestead Village--
  Denver Tech Center...     --     876       --          166      876       166     1,042      (b)       (b)     1994
 Homestead Village--
  Iliff................     --     615       --          146      615       146       761      (b)       (b)     1994
 Reflections Phase I...     --   1,591     6,362         727    1,591     7,089     8,680     282      1980      1993
 Reflections Phase II..     --     805       --        2,994      839     2,960     3,799      (b)       (b)     1993
 Silvercliff...........   7,550  2,410    13,656          76    2,410    13,732    16,142     257      1991      1994
 Sunwood...............     --   1,030     4,596         359    1,030     4,955     5,985     265      1981      1992
El Paso, Texas:
 Acacia Park...........     --   1,130       --       10,695    1,176    10,649    11,825      15        (b)     1993
 Cielo Vista...........     --   1,111     4,445         538    1,111     4,983     6,094     186      1962      1993
 The Crest.............     --     865        --       7,096    1,026     6,935     7,961     628      1991      1992
 Doubletree............     --   1,106     4,423         592    1,106     5,015     6,121     213      1980      1993
 Las Flores............   5,968    625     6,624         754      625     7,378     8,003   2,971        (a)       (a)
 Mountain Village......     --   1,203     4,824       1,051    1,203     5,875     7,078     532      1982      1992
 Patriot Apartments....     --   1,027       --        3,498    1,036     3,489     4,525      (b)       (b)     1993
 The Phoenix...........     --     454       --        9,470      658     9,266     9,924     489      1993      1993
 Shadow Ridge Phase I..     --     584     3,993         790      584     4,783     5,367     434      1991      1991
 Shadow Ridge Phase II.     --     940       --        5,760    1,084     5,616     6,700      67      1994      1993
 Spring Park...........   4,330    734     4,428          50      734     4,478     5,212     764      1990      1989
 Tigua Village.........   1,008    161       146       1,842      161     1,988     2,149   1,075        (f)       (f)
Houston, Texas:
 Beverly Palms.........     --   1,393     7,893         532    1,393     8,425     9,818     200      1970      1994
 Braeswood Park........   7,008  1,861    10,548          25    1,862    10,572    12,434     315      1984      1993
 Brompton Court........  14,750  4,058    22,993         600    4,058    23,593    27,651     265      1972      1994
 Chasewood.............   9,612  2,016    11,427          69    2,016    11,496    13,512     211      1992      1994
 Cranbrook Forest......     --   1,326     5,302         195    1,326     5,497     6,823     171      1984      1993
 Homestead Village--
  West by Northwest....     --     519       --        2,907      568     2,858     3,426     115      1994      1993
 Homestead Village--Fu-
  qua..................     --     416       --        2,911      491     2,836     3,327      74      1994      1993
 Homestead Village--
  Westheimer...........     --     796       --        3,177      897     3,076     3,973      33      1994      1993
 Homestead Village--
  Park Ten.............     --     791       --        3,095      860     3,026     3,886      30      1994      1993
 Homestead Village--
  Stafford.............     --     575       --        3,053      592     3,036     3,628       7      1994      1993
 Homestead Village--
  Bammel-Westfield.....     --     516       --        2,927      595     2,848     3,443      27      1994      1993
 Homestead Village--
  Medical Center.......     --   1,530       --          261    1,530       261     1,791      (b)       (b)     1994
 Homestead Village--
  Willowbrook..........     --     575       --          656      584       647     1,231      (b)       (b)     1994
 Memorial Oaks Phase I.     --   4,372       --          797    4,372       797     5,169      (b)       (b)     1994
 Memorial Oaks Phase
  II...................     --   3,206       --          415    3,206       415     3,621      (b)       (b)     1994
 Memorial Heights Phase
  I....................     --   3,150       --          607    3,267       490     3,757      (b)       (b)     1994
 Memorial Heights Phase
  II...................     --   4,166       --          780    4,319       627     4,946      (b)       (b)     1994
 Pineloch..............     --   1,980    11,221         150    1,980    11,371    13,351     336      1984      1993
 Plaza Del Oro.........     --   1,713     9,706         190    1,713     9,896    11,609     134      1984      1994
 Seahawk...............   5,577  1,258     7,125           8    1,258     7,133     8,391     134      1984      1994
 Weslayan Oaks.........     --     581     3,293          40      581     3,333     3,914     104      1984      1993
 Woodside Village......     --     710     2,811       2,870      710     5,681     6,391   2,148      1972      1975
Las Cruces, New Mexico:
 Park Place I & II.....   7,091    992     7,409         190      992     7,599     8,591   1,201      1991      1989
Oklahoma City, Oklaho-
 ma:
 Cimarron Trail........     --     981     5,591         104      981     5,695     6,676      77      1984      1994
 Warrington............     --     882     4,883         132      882     5,015     5,897     158      1984      1993

                                                     (see notes following table)

                                                                  GROSS AMOUNT AT WHICH
                                  INITIAL COST TO                CARRIED AT DECEMBER 31,
                                        PTR            COSTS              1994
                                 ------------------ CAPITALIZED -------------------------
                                        BUILDINGS     SUBSE-           BUILDINGS           ACCUMU-     CON-
                         ENCUM-            AND       QUENT TO             AND             LATED DE-  STRUCTION   YEAR
       PROPERTIES        BRANCES LAND  IMPROVEMENTS ACQUISITION LAND  IMPROVEMENTS TOTALS PRECIATION   YEAR    ACQUIRED
       ----------        ------- ----- ------------ ----------- ----- ------------ ------ ---------- --------- --------
Omaha, Nebraska:
 Apple Creek............ 11,100  1,953    11,069         380    1,953    11,449    13,402    153       1987      1994
Phoenix, Arizona:
 Bay Club...............    --   2,797    11,188         800    2,797    11,988    14,785    380       1985      1993
 Dobson Bay Club........    --   1,132     4,529         478    1,132     5,007     6,139    463       1986      1992
 Foxfire................    --   1,055     5,976         178    1,055     6,154     7,209    110       1985      1994
 Homestead Village--
  Scottsdale............    --     876       --          195      944       127     1,071     (b)        (b)     1994
 Moorings at Mesa Cove..    --   3,261    13,045         655    3,261    13,700    16,961    723       1985      1992
 North Mountain Village.    --   2,704    15,323         187    2,704    15,510    18,214    318       1986      1994
 Papago Crossing........    --     630     2,519         557      630     3,076     3,706    156       1980      1992
 Peaks at Papago Park
  Phase I...............    --   4,131    23,408         369    4,131    23,777    27,908    445       1988      1994
 Peaks at Papago Park
  Phase II..............    --   1,000       --           20    1,000        20     1,020     (b)        (b)     1994
 Pheasant Run...........    --   1,607     6,428         535    1,607     6,963     8,570    221       1985      1993
 Presidio at South Moun-
  tain.................. 14,742  4,638    26,280         296    4,638    26,576    31,214    787       1989      1993
 The Ridge..............    --   1,852    10,492         269    1,852    10,761    12,613    314       1987      1993
 San Antigua............    --   4,200       --       17,138    4,705    16,633    21,338    362       1994      1991
 San Marin..............    --   3,332       --       14,609    3,798    14,143    17,941    900       1993      1993
 San Marina.............    --   1,208     4,831         793    1,208     5,624     6,832    579       1986      1992
 San Marquis North......    --   1,215       --        7,903    1,247     7,871     9,118      5         (b)     1993
 San Marquis South......    --   2,312       --       10,061    2,665     9,708    12,373    225       1994      1993
 Scottsdale Greens......    --   3,489    19,774       1,815    3,489    21,589    25,078    522       1980      1994
 Sunstone...............    --   1,542     8,738         167    1,542     8,905    10,447    261       1986      1993
 Superstition Park......    --   2,340     9,362         683    2,340    10,045    12,385    520       1985      1992
San Antonio, Texas:
 Applegate..............    --   1,455     8,248         118    1,455     8,366     9,821    247       1983      1993
 Camino Real............    --   1,084     4,338         718    1,084     5,056     6,140    241       1979      1993
 Cobblestone Village....    --     786     3,120         476      786     3,596     4,382    372       1984      1992
 Contour Place..........    --     456     1,829         287      456     2,116     2,572    236       1984      1992
 The Crescent...........    --   1,145       --       14,407    1,647    13,905    15,552    410       1994      1992
 Dymaxion...............    --     683     3,740          15      683     3,755     4,438      9       1984      1994
 The Gables.............    --   1,025     5,809          73    1,025     5,882     6,907    174       1983      1993
 Homestead Village--
  Fredricksburg.........    --     800       --        3,240      892     3,148     4,040     27       1994      1993
 Homestead Village--I-
  10/De Zavala .........    --     844       --          962      846       960     1,806     (b)        (b)     1994
 Homestead Village--
  281/Bitters...........    --   1,000       --        1,046    1,007     1,039     2,046     (b)        (b)     1994
 Lakeside Villas........    --   2,597    10,388         535    2,597    10,923    13,520    638       1986      1992
 Marbach Park...........    --   1,122     6,361         263    1,122     6,624     7,746    191       1985      1993
 The Waters at Northern
  Hills.................    --   1,252     7,091         196    1,252     7,287     8,539    161       1982      1994
 Medical Drive..........    --   1,631       --        1,912    1,634     1,909     3,543     (b)        (b)     1993
 Oakhampton Place.......    --   2,292     9,170         663    2,292     9,833    12,125    573       1984      1992
 Palisades Park.........    --   1,167     6,613         225    1,167     6,838     8,005    198       1983      1993
 Panther Springs........    --     585     3,317          66      585     3,383     3,968     99       1985      1993
 The Pond...............    --   1,728     9,794         242    1,728    10,036    11,764    293       1982      1993
 Rancho Mirage..........    --     724     2,871       1,102      724     3,973     4,697    124       1974      1993
 Sterling Heights.......    --   1,644       --        6,078    1,736     5,986     7,722     (b)        (b)     1993
 Towne East.............    --     350     1,985          62      350     2,047     2,397     59       1983      1993
 Villas of Castle Hills.    --   1,037     4,148         666    1,037     4,814     5,851    159       1971      1993
 Villas of St. Tropez
  Phase I...............    --   2,013     8,054         607    2,013     8,661    10,674    506       1982      1992
 Villas of St. Tropez
  Phase II..............    --     605       --          108      606       107       713     (b)        (b)     1994
San Diego, California:
 Scripps Landing........    --   1,332     7,550         139    1,332     7,689     9,021    202       1985      1994
 Tierrasanta Ridge......    --   2,859    16,130          89    2,859    16,219    19,078    260       1994      1994
Santa Fe, New Mexico:
 The Enclave............    --   1,810     7,242         647    1,810     7,889     9,699    413       1986      1992
 The Meadows of Santa
  Fe....................    --     760       --       11,999      992    11,767    12,759    255       1994      1993
 Rancho Vizcaya.........    --   1,906     9,458         605    1,906    10,063    11,969    948       1990      1991
 St. Francis............    --   1,941       --          297    1,972       266     2,238     (b)        (b)     1994
Tucson, Arizona:
 Cobble Creek...........    --   1,422     5,690         538    1,422     6,228     7,650    571       1980      1992

                                                     (see notes following table)

                                                                             GROSS AMOUNT AT WHICH
                                    INITIAL COST TO PTR     COSTS         CARRIED AT DECEMBER 31, 1994
                                   --------------------- CAPITALIZED    --------------------------------
                                             BUILDINGS     SUBSE-                 BUILDINGS               ACCUMU-     CON-
                           ENCUM-               AND       QUENT TO                   AND                 LATED DE-  STRUCTION
    PROPERTIES             BRANCES   LAND   IMPROVEMENTS ACQUISITION      LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR
    ----------             ------- -------- ------------ -----------    -------- ------------ ---------- ---------- ---------
 Craycroft Gar-
  dens...........              --       348      1,392         190           348       1,582       1,930      123     1963
 Haystack........              --       966      5,474         247           966       5,721       6,687      165     1979
 Rio Cancion.....              --     2,854     16,175         184         2,854      16,359      19,213      335     1984
 Sonoran Terrac-
  es.............              --     3,020     14,150         603         3,020      14,753      17,773    1,452     1986
 Sundown Village
  Phase I........              --     1,606      6,424         383         1,606       6,807       8,413      317     1984
 Sundown Village
  Phase II.......              --       403        --        3,653           414       3,642       4,056       (b)      (b)
 Tierra Antigua..              --       992      3,967         466           992       4,433       5,425      362     1979
 Ventana Canyon..              --     3,177        --          553         3,188         542       3,730       (b)      (b)
 Villa Caprice...              --     1,279      7,248         121         1,279       7,369       8,648      217     1972
 Windsail........            4,888    1,852      7,407         552         1,852       7,959       9,811      333     1986
Tulsa, Oklahoma:
 Southern Slope..              --       779      4,413          74           779       4,487       5,266      143     1982
                           ------- --------   --------    --------      --------  ----------  ----------  -------
 Total Multifami-
  ly.............          $93,624 $230,036   $746,562    $278,298      $235,796  $1,019,100  $1,254,896  $42,104
                           ------- --------   --------    --------      --------  ----------  ----------  -------
LAND HELD FOR FU-
 TURE MULTIFAMILY
 DEVELOPMENT:
El Paso, Texas:
 West Ten Apart-
  ments..........              --     1,576        --          --          1,576         --        1,576      --       N/A
San Antonio, Tex-
 as:
 Dymaxion Phase
  II.............              --       546        --          --            546         --          546      --       N/A
 Indian Trails
  Phase II.......              --       864        --          --            864         --          864      --       N/A
 Walker Ranch
  Phase I........              --     2,078        --          412         2,141         349       2,490      --       N/A
 Walker Ranch
  Phase II.......              --     1,635        --          223         1,685         173       1,858      --       N/A
 Walker Ranch
  Phase III......              --       552        --           91           569          74         643      --       N/A
                           ------- --------   --------    --------      --------  ----------  ----------  -------
 Total Develop-
  ment Land......          $   --  $  7,251   $    --     $    726      $  7,381  $      596  $    7,977  $   --
                           ------- --------   --------    --------      --------  ----------  ----------  -------
HOTEL:
San Francisco,
 California:
 Wharf Holiday
  Inn............          $   --  $ 12,861   $  1,935    $  8,074      $ 12,861  $   10,009  $   22,870  $ 2,838     1972
                           ------- --------   --------    --------      --------  ----------  ----------  -------
OFFICE / INDUS-
 TRIAL:
Dallas, Texas:
 Irving Blvd.....              --       109        303         129           109         432         541      219     1968
 Texas Commerce
  Bank Building..              --       --       4,616      (1,801)          --        2,815       2,815      --      1984
El Paso, Texas:
 Vista Industri-
  al.............              --       567      2,504          63           567       2,567       3,134      374     1987
Ontario, Califor-
 nia:
 Ontario Indus-
  trial Building.              --     1,200      3,828      (1,036)(c)     1,200       2,792       3,992      628     1987
                           ------- --------   --------    --------      --------  ----------  ----------  -------
 Total Office/Industrial.  $   --  $  1,876   $ 11,251    $ (2,645)     $  1,876  $    8,606  $   10,482  $ 1,221
                           ------- --------   --------    --------      --------  ----------  ----------  -------
OTHER............          $   --  $     16   $     46    $      1      $     16  $       47  $       63  $    36     1971
                           ------- --------   --------    --------      --------  ----------  ----------  -------
Total............          $93,624 $252,040   $759,794    $284,453      $257,930  $1,038,358  $1,296,288  $46,199
                           ======= ========   ========    ========      ========  ==========  ==========  =======
                             YEAR
    PROPERTIES             ACQUIRED
    ----------             --------
 Craycroft Gar-
  dens...........            1992
 Haystack........            1993
 Rio Cancion.....            1994
 Sonoran Terrac-
  es.............            1992
 Sundown Village
  Phase I........            1993
 Sundown Village
  Phase II.......            1993
 Tierra Antigua..            1992
 Ventana Canyon..            1993
 Villa Caprice...            1993
 Windsail........            1993
Tulsa, Oklahoma:
 Southern Slope..            1993
 Total Multifami-
  ly.............
LAND HELD FOR FU-
 TURE MULTIFAMILY
 DEVELOPMENT:
El Paso, Texas:
 West Ten Apart-
  ments..........            1994
San Antonio, Tex-
 as:
 Dymaxion Phase
  II.............            1994
 Indian Trails
  Phase II.......            1994
 Walker Ranch
  Phase I........            1994
 Walker Ranch
  Phase II.......            1994
 Walker Ranch
  Phase III......            1994
 Total Develop-
  ment Land......
HOTEL:
San Francisco,
 California:
 Wharf Holiday
  Inn............            1975
OFFICE / INDUS-
 TRIAL:
Dallas, Texas:
 Irving Blvd.....            1977
 Texas Commerce
  Bank Building..            1985
El Paso, Texas:
 Vista Industri-
  al.............            1989
Ontario, Califor-
 nia:
 Ontario Indus-
  trial Building.            1987
 Total Office/Industrial.
OTHER............            1972
Total............

-------
(a) Phase I (120 units) was developed in 1980; Phase II (60 units) was developed in 1981; and Phase III (288 units) was developed in 1983.
(b) As of 12/31/94, property was undergoing development.
(c) The Ontario Industrial property was written down by $1,100,000 in June 1993 to more properly reflect the property's net realizable value.
(d) As of December 31, 1994, the aggregate cost and net investment cost for federal income tax purposes of PTR's investment in real estate amounted to $1,283,894,000 and $1,238,634,000, respectively.
(e) Other investments represent PTR's ownership percentage in a joint venture, as well as investment in a financing lease.
(f) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1981.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of PTR's investment in real estate, at cost (in thousands):

                 CARRYING AMOUNTS                   1994       1993      1992
                 ----------------                ----------  --------  --------
   Balance at January 1........................  $  872,610  $337,274  $117,572
   Acquisitions, including renovation expendi-
    tures......................................     270,024   449,500   188,411
   Development expenditures, including land ac-
    quisition..................................     155,849   108,056    41,733
   Acquisition of land held for future develop-
    ment.......................................       7,977     4,208       --
   Capital improvements........................       3,912     1,639     1,015
   Real estate sold............................     (12,287)  (24,953)  (10,814)
   Provision for possible losses...............      (1,600)   (2,270)     (400)
   Other.......................................        (197)     (844)     (243)
                                                 ----------  --------  --------
   Balance at December 31......................  $1,296,288  $872,610  $337,274
                                                 ==========  ========  ========
             ACCUMULATED DEPRECIATION               1994       1993      1992
             ------------------------            ----------  --------  --------
   Balance at January 1........................  $   22,022  $ 19,360  $ 17,742
   Depreciation for the year...................      24,614    10,241     5,045
   Accumulated depreciation of real estate
    sold.......................................        (151)   (7,429)   (3,370)
   Other.......................................        (286)     (150)      (57)
                                                 ----------  --------  --------
   Balance at December 31......................  $   46,199  $ 22,022  $ 19,360
                                                 ==========  ========  ========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Pacific Trust, a real estate investment trust, and the undersigned Trustees and officers of Security Capital Pacific Trust, hereby constitutes and appoints C. Ronald Blankenship, William Kell, Paul E. Szurek, Ariel Amir, Edward J. Schneidman and Michael T. Blair its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                         SECURITY CAPITAL PACIFIC TRUST

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SECURITY CAPITAL PACIFIC TRUST

                                            /s/ C. Ronald Blankenship
                                          By: _________________________________
                                            C. Ronald Blankenship
                                            Chairman (Principal Executive
                                            Officer)

Date: March 30, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ C. Ronald Blankenship       Chairman (Principal             March 30, 1995
____________________________________   Executive Officer) and
       C. Ronald Blankenship           Trustee

          /s/ William Kell           Vice President (Principal       March 30, 1995
____________________________________   Financial and Accounting
            William Kell               Officer)

       /s/ James A. Cardwell         Trustee                         March 30, 1995
____________________________________
         James A. Cardwell

       /s/ John T. Kelley III        Trustee                         March 30, 1995
____________________________________
         John T. Kelley III

       /s/ Calvin K. Kessler         Trustee                         March 30, 1995
____________________________________
         Calvin K. Kessler

        /s/ William G. Myers         Trustee                         March 30, 1995
____________________________________
          William G. Myers

       /s/ James H. Polk III         Trustee                         March 30, 1995
____________________________________
         James H. Polk III

       /s/ John C. Schweitzer        Trustee                         March 30, 1995
____________________________________
         John C. Schweitzer

                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------                        -----------                         ------------
  4.1   Restated Declaration of Trust of PTR (Incorporated by
        reference to Exhibit 4 to PTR's Form 10-Q for the
        quarter ended June 30, 1991).
  4.2   First Certificate of Amendment of Restated Declaration
        of Trust of PTR (Incorporated by reference to Exhibit 4
        to PTR's Form 10-Q for the quarter ended June 30, 1992).
  4.3   Second Certificate of Amendment of Restated Declaration
        of Trust of PTR (Incorporated by reference to Exhibit
        3.1 to PTR's Form 8-K dated May 3, 1994).
  4.4   Third Articles of Amendment of Restated Declaration of
        Trust of PTR (Incorporated by reference to Exhibit 4.4
        to PTR's Registration Statement No. 33-86444).
  4.5   Articles Supplementary relating to PTR's Cumulative
        Convertible Series A Preferred Shares of Beneficial
        Interest (Incorporated by reference to Exhibit 3.1 to
        PTR's Form 8-K dated November 22, 1993).
  4.6   Articles of Merger of PACIFIC with and into PTR.
  4.7   Bylaws of PTR (Incorporated by reference to Exhibit 4.1
        to PTR's Form 8-K dated November 22, 1993).
  4.8   Indenture, dated as of February 1, 1994, between PTR and
        Morgan Guaranty Trust Company of New York, as Trustee,
        relating to PTR's unsecured senior debt securities
        (Incorporated by reference to Exhibit 4.2 to PTR's Form
        10-K for the year ended December 31, 1993).
  4.9   First Supplemental Indenture, dated as of February 2,
        1994, among PTR, Morgan Guaranty Trust Company of New
        York and State Street Bank and Trust Company, as
        successor Trustee (Incorporated by reference to Exhibit
        4.3 to PTR's Form 10-K for the year ended December 31,
        1993).
  4.10  6 7/8% Senior Note due February 15, 2008 (Incorporated
        by reference to Exhibit 4.4 to PTR's Form 10-K for the
        year ended December 31, 1993).
  4.11  7 1/2% Senior Note due February 15, 2014 (Incorporated
        by reference to Exhibit 4.5 to PTR's Form 10-K for the
        year ended December 31, 1994).
  4.12  Rights Agreement (the "Rights Agreement") dated as of
        July 21, 1994 between PTR and Chemical Bank, including
        form of Rights Certificate (Incorporated by reference to
        Exhibit 4.2 to PTR's Form 8-K dated July 19, 1994).
  4.13  First Amendment dated as of February 8, 1995 to the
        Rights Agreement.
 10.1   1987 Share Option Plan for Outside Trustees
        (Incorporated by reference to Exhibit 10.5 to PTR's Form
        10-K for the year ended December 31, 1986).
 10.2   Second Amended and Restated Investor Agreement dated as
        of July 11, 1994 between PTR and Security Capital Group
        (Incorporated by reference to Exhibit 10.1 to PTR's Form
        8-K dated July 19, 1994).
 10.3   Form of Indemnification Agreement entered into between
        PTR and all of its officers and Trustees (Incorporated
        by reference to Exhibit 10.50 to Registration Statement
        No. 33-43201).

                                                                   SEQUENTIALLY
                                                                     NUMBERED
 NUMBER                        DESCRIPTION                             PAGE
 ------                        -----------                         ------------
 10.4   Supplemental Investment Agreement dated as of October 1,
        1991, by and between PTR and Security Capital Group
        (Incorporated by reference to Exhibit 10.70 to
        Registration Statement No. 33-43201).
 10.5   Second Supplemental Investment Agreement dated as of
        December 7, 1993 between PTR and Security Capital Group
        (Incorporated by reference to Exhibit 10.2 to PTR's Form
        8-K dated May 3, 1994).
 10.6   Third Supplemental Investment Agreement dated as of
        December 6, 1994 between PTR and Security Capital Group.
 10.7   Management Agreement dated as of September 1, 1991
        between PTR and SCG Realty Services (Incorporated by
        reference to Exhibit 19.2 to PTR's Form 10-Q for the
        quarter ended September 30, 1991).
 10.8   Letter Amendment dated as of November 1, 1993 to
        Management Agreement between PTR and SCG Realty
        Services.
 10.9   Letter Amendment dated as of October 1, 1994 to
        Management Agreement between PTR and SCG Realty
        Services.
 10.10  Amended and Restated Credit Agreement dated as of March
        23, 1995 among PTR, Texas Commerce Bank National
        Association and Wells Fargo Realty Advisors Funding,
        Incorporated, as co-agents, and the banks named therein.
 10.11  Third Amended and Restated REIT Management Agreement
        dated as of March 1, 1994 between PTR and the REIT
        Manager (Incorporated by reference to Exhibit 10.2 to
        PTR's Form 10-Q for the quarter ended September 30,
        1994).
 10.12  First Amendment to Third Amended and Restated REIT
        Management Agreement, dated October 1, 1994 between PTR
        and the REIT Manager.
 10.13  Second Amendment to Third Amended and Restated REIT
        Management Agreement, dated December 6, 1994 between PTR
        and the REIT Manager.
 10.14  Third Amendment to Third Amended and Restated REIT
        Management Agreement, dated March 23, 1995 between PTR
        and the REIT Manager.
 10.15  Agreement and Plan of Merger dated as of December 6,
        1994 among PTR, PACIFIC and Security Capital Group.
        (Incorporated by Reference to Exhibit 2.1 to
        Registration Statement No. 33-87184).
 23.1   Consent of KPMG Peat Marwick LLP.
 24.1   Power of Attorney (included at page 61).
 27.1   Financial Data Schedule.