Form 10-Q
period 1995-03-31
SECURITY CAPITAL PACIFIC TRUST
filed 1995-05-05
CIK 80737

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

                        Commission File Number 1-10272


                        SECURITY CAPITAL PACIFIC TRUST
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Maryland                        74-6056896
          -------------------------------        -------------------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)


         7777 Market Center Avenue, El Paso, Texas               79912
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                (915) 877-3900
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X   No
   -----   -----

The number of shares outstanding of the Registrant's common stock as of April 24, 1995 was:

        Shares of Beneficial Interest, $1 par value - 72,212,337 shares

                        SECURITY CAPITAL PACIFIC TRUST
                                     INDEX

                                                                    Page
                                                                   Number

PART I.  Financial Information

      Item 1. Financial Statements

              Balance Sheets - March 31, 1995 and
              December 31, 1994 . . . . . . . . . . . . . . . . . . .   3

              Statements of Earnings - Three months
              ended March 31, 1995 and 1994 . . . . . . . . . . . . .   4

              Statements of Cash Flows - Three months ended
              March 31, 1995 and 1994 . . . . . . . . . . . . . . . .   5

              Notes to Financial Statements . . . . . . . . . . . . .   6

              Independent Auditors' Review Report . . . . . . . . . .   11

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .   12

PART II. Other Information

      Item 4. Submission of Matters to Vote of Securities Holders . .   18

      Item 5. Other Information . . . . . . . . . . . . . . . . . . .   18

      Item 6. Exhibits and Reports on Form 8K . . . . . . . . . . . .   18

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS
                                     ------

                                                       MARCH 31,   DECEMBER 31,
                                                         1995          1994
                                                      ----------   ------------
                                                      (unaudited)

Real estate........................................   $1,599,564    $1,296,288
Less accumulated depreciation......................       53,573        46,199
                                                      ----------    ----------
                                                       1,545,991     1,250,089
Mortgage notes receivable..........................       22,577        22,597
                                                      ----------    ----------
    Total investments..............................    1,568,568     1,272,686
Cash and cash equivalents..........................        9,393         8,092
Due from subscription agent........................       72,608            --
Accounts receivable................................        2,154         1,657
Other assets.......................................       18,487        13,343
                                                      ----------    ----------

    Total assets...................................   $1,671,210    $1,295,778
                                                      ==========    ==========


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Line of credit...................................   $   76,090    $  102,000
  Long term debt...................................      200,000       200,000
  Mortgages payable................................      147,859        93,624
  Distributions payable............................           --        14,506
  Accounts payable.................................       16,636        17,230
  Accrued expenses and other liabilities...........       23,294        27,776
                                                      ----------    ----------
    Total liabilities..............................      463,879       455,136
                                                      ----------    ----------

Shareholders' Equity:
  Series A Preferred shares (9,200,000 convertible
    shares authorized and issued; stated
    liquidation preference of $25 per share).......      230,000       230,000
  Common shares (shares issued - 72,376,815 in
    1995 and 50,620,516 in 1994)...................       72,377        50,621
  Additional paid-in capital.......................      956,579       622,161
  Distributions in excess of net earnings..........      (49,696)      (60,211)
  Treasury shares (164,478 in 1995 and 1994).......       (1,929)       (1,929)
                                                      ----------    ----------
    Total shareholders' equity.....................    1,207,331       840,642
                                                      ----------    ----------

    Total liabilities and shareholders' equity.....   $1,671,210    $1,295,778
                                                      ==========    ==========


   The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF EARNINGS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                                   -----------------
                                                    1995      1994
                                                   -------   -------
Revenues:
  Rental income.................................   $53,517   $37,414
  Interest......................................       555       863
                                                   -------   -------
                                                    54,072    38,277
                                                   -------   -------
Expenses:
  Rental expenses...............................    21,682    15,832
  Depreciation..................................     7,424     4,950
  Interest......................................     6,006     3,154
  General and administrative, including REIT
    management fee..............................     4,171     3,152
  Provision for possible loss on investments....       120     1,600
  Other.........................................       129        77
                                                   -------   -------
                                                    39,532    28,765
                                                   -------   -------
Net earnings....................................    14,540     9,512

Less Series A Preferred share dividends.........     4,025     4,025
                                                   -------   -------
    Net earnings attributable to common shares..   $10,515   $ 5,487
                                                   =======   =======
Weighted average common shares outstanding......    51,485    44,668
                                                   =======   =======
Per common share amounts:
  Net earnings attributable to common shares....   $   .20   $   .12
                                                   =======   =======
  Distributions paid............................   $ .2875   $   .25
                                                   =======   =======


   The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                        1995           1994
                                                     ----------     ----------
OPERATING ACTIVITIES:
  Net earnings...................................     $  14,540      $   9,512
   Items not requiring (providing) cash:
    Depreciation and amortization................         7,671          5,635
    Provision for possible loss on
      investments................................           120          1,600
  Increase (decrease) in accounts payable........        (1,371)           504
  Decrease in accrued real estate taxes..........        (3,947)          (286)
  Increase (decrease) in accrued
    interest on long term debt...................        (3,644)         1,950
  Increase in accrued expenses and
    other liabilities............................         3,108          2,338
  Net change in other operating assets...........        (4,461)        (4,325)
                                                      ---------      ---------
    Net cash flow provided by operating
      activities.................................        12,016         16,928
                                                      ---------      ---------

INVESTING ACTIVITIES:
  Real estate investments........................       (58,946)       (85,236)
  Mortgage notes receivable......................            20             22
                                                      ---------      ---------
    Net cash flow used in investment
      activities.................................       (58,926)       (85,214)
                                                      ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from sale of shares,
    net of expenses..............................       143,721             --
  Proceeds from line of credit...................       101,000         50,750
  Proceeds from dividend reinvestment
    and share purchase plan, net.................         1,002            991
  Proceeds from long term debt...................            --        200,000
  Cash distributions paid on common shares.......       (14,506)       (11,161)
  Cash dividends paid on preferred shares........        (4,025)        (4,025)
  Debt issuance costs incurred...................          (112)        (2,258)
  Principal payments on mortgages payable........          (230)          (474)
  Principal payments on line of credit...........      (126,910)      (102,250)
  Principal payment on PACIFIC's line of credit..       (51,900)            --
  Other..........................................           171           (233)
                                                      ---------      ---------
    Net cash flow provided by
     financing activities........................        48,211        131,340
                                                      ---------      ---------

Net increase in cash and cash equivalents........         1,301         63,054
Cash and cash equivalents at beginning of
  period.........................................         8,092          5,525
                                                      ---------      ---------

Cash and cash equivalents at end of period.......     $   9,393      $  68,579
                                                      =========      =========

Non-cash investing and financing activities:
  Purchase money notes given upon purchase
  of multifamily properties......................     $      --      $   7,850
Due from subscription agent (Note 2).............     $  72,608      $      --

Multifamily properties and other net assets
acquired in connection with Merger which were
funded by:
  PTR common shares exchanged for all of the
    outstanding shares of PACIFIC's common
    stock (Note 2)...............................     $ 138,671      $      --
  Mortgages assumed..............................        54,465             --
  Repayment of the outstanding balance on
    PACIFIC's line of credit.......................      51,900             --
                                                      ---------      ---------
  Net increase in net assets related to Merger....    $ 245,036      $      --

The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                        NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1995

(1) GENERAL

         The financial statements of SECURITY CAPITAL PACIFIC TRUST ("PTR"), formerly Property Trust of America, are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. Certain amounts in the financial statements for 1994 have been reclassified to conform to the 1995 presentation. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1994 Annual Report on Form 10-K.

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of PTR's financial statements for the interim period. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

         Per share data is computed by using the weighted average of common shares outstanding during the period. The assumed conversion of the Cumulative Convertible Series A Preferred Shares of Beneficial Interest, ("Preferred Shares") was antidilutive for both the three months ended March 31, 1995 and 1994.

(2) MERGER OF SECURITY CAPITAL PACIFIC INCORPORATED AND CONCURRENT SUBSCRIPTION OFFERING

         On March 23, 1995, PTR consummated a merger (the Merger) of Security Capital Pacific Incorporated (PACIFIC), a Maryland corporation, with and into PTR. PACIFIC was a private multifamily REIT controlled by Security Capital Group Incorporated (Security Capital Group), PTR's principal shareholder. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a PTR common share (Common Share). As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. The Merger has been accounted for as a purchase and, accordingly, the results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

         In connection with the Merger, PTR paid off the balance outstanding ($51.9 million) on PACIFIC's line of credit and assumed $54.5 million in mortgages.

         The following summarized pro forma (unaudited) information assumes the Merger occurred on January 1, 1994. The weighted average Common Shares outstanding have been adjusted to reflect the Merger conversion rate (.611 of a Common Share for each PACIFIC common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had PACIFIC and PTR constituted a single entity during such period (in thousands, except share amounts).

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
    Rental income.................................    $62,136   $40,246
                                                      =======   =======

    Net earnings attributable to common shares....    $12,171   $ 6,338
                                                      =======   =======

    Weighted average common shares outstanding....     59,201    48,448
                                                      =======   =======

    Per common share amounts:
      Net earnings attributable to common shares..    $  0.21   $  0.13
                                                      =======   =======


                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995


          Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received subscriptions for $216.6 million (13.2 million Common Shares). At March 31, 1995 PTR had a $72.6 million receivable from its subscription agent in connection with the subscription offering, which was subsequently collected. The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares) in the subscription offering pursuant to the oversubscription privilege.

(3)  REAL ESTATE

          Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                  March 31, 1995       December 31, 1994
                                                ------------------    -------------------
                                                Investment   Units    Investment   Units
                                                ----------   -----    ----------   ------
Multifamily:
 Operating properties.....................      $1,402,774   38,160   $1,121,301   31,640
 Developments under
   construction...........................         113,119    4,416      100,401    4,526
 Developments in planning.................          41,997    4,993       33,194    4,306
 Land held for future
  development.............................           8,259        -        7,977        -
                                                ----------   ------   ----------   ------

   Total Multifamily......................       1,566,149   47,569     1,262,873  40,472
                                                             ======                ======
Non-multifamily...........................          33,415                 33,415
                                                ----------             ----------

   Total real estate......................      $1,599,564             $1,296,288
                                                ==========             ==========

          The change in investments in real estate, at cost, from December 31, 1994 to March 31, 1995 consisted of the following (in thousands):

          Balance at December 31, 1994. . . . . . .  $1,296,288

          Acquisitions and renovation expenditures.     264,933
          Development expenditures, including land
            acquisitions. . . . . . . . . . . . . .      37,589
          Capital improvements. . . . . . . . . . .         606
          Acquisition of land held for future
            development . . . . . . . . . . . . . .         281
          Provision for possible loss on
            investments . . . . . . . . . . . . . .        (120)
          Other . . . . . . . . . . . . . . . . . .         (13)
                                                     ----------

          Balance at March 31, 1995 . . . . . . . .  $1,599,564
                                                     ==========

          At April 24, 1995, PTR had contingent contracts or letters of

                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995


     intent, subject to PTR's final due diligence, to acquire land for the near term development of 4,473 multifamily units with an aggregate estimated development cost of $225.6 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 1,431 additional multifamily units with an aggregate investment cost of $65.3 million, including planned renovations.

          At April 24, 1995, PTR had unfunded development commitments for developments under construction of $100.5 million.

          PTR's strategy is to focus on the ownership of multifamily properties. Accordingly, periodic sales of non-multifamily assets have occurred and may continue to occur as favorable sales opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

          PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million in the first quarter of 1994 and an additional $300,000 in the first quarter of 1995. PTR's share of the loss provisions is $1.6 million and $120,000 as reflected in the statement of earnings for March 31, 1994 and March 31, 1995, respectively. PTR's net carrying value after the provisions is $2,695,000. These provisions had no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

          PTR owns all of the preferred stock of PTR Development Services Incorporated (PTR Development Services), which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. Security Capital Group owns all of the common stock of PTR Development Services and is in negotiations to transfer such stock at cost to an unrelated third party. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of March 31, 1995, the outstanding balances of mortgage loans made by PTR to PTR Development Services for the purchase of land for multifamily unit development aggregated $9.8 million. Owning land through PTR Development Services provides greater flexibility for the use of such land and the disposition of excess parcels. The activities of PTR Development Services are consolidated with PTR's and all intercompany transactions have been eliminated in consolidation.

(4)  DISTRIBUTIONS

          PTR's current policy is to pay distributions to shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations for the three months ended March 31, 1994 has been restated to give effect to this policy as if it had been in effect since January 1994. Funds from operations for the three months ended March 31,

                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995


     1995 and 1994 was as follows (dollars in thousands):

                                                      1995     1994
                                                     -------  -------
     Net earnings attributable to common shares....  $10,515  $ 5,487
      Add (Deduct):
       Depreciation................................    7,424    4,950
       Provision for possible loss on investments..      120    1,600
                                                     -------  -------
     Funds from operations attributable to common
      shares.......................................   18,059   12,037
     Distributions paid to common shareholders.....   14,506   11,161
                                                     -------  -------
     Excess of funds from operations after
      distributions................................  $ 3,553  $   876
                                                     =======  =======

     Weighted average shares outstanding...........   51,485   44,668
                                                     =======  =======

          On April 20, 1995, the Trustees declared a cash distribution of $.2875 per common share to be paid on May 12, 1995 to shareholders of record on May 1, 1995.


(5)  BORROWINGS

          Concurrent with the Merger (See Note 2), PTR increased its unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB"), to a commitment of $350 million and received a reduction in the interest rate to the greater of prime or the federal funds rate plus 0.50%, or at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt - 1.625% at April 1,
     1995). Additionally, there is a commitment fee on the average unfunded line of credit balance. In addition, Wells Fargo Realty Advisors Funding, Incorporated was also added as co-agent.

          The TCB line matures August 1996 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement.

          At March 31, 1995, PTR was in compliance with all debt covenants.

          Interest paid on all borrowings for the three months ended March 31, 1995 was $11,492,000, including $2,257,000 of interest capitalized during construction. Interest paid on all borrowings for the three months ended March 31, 1994 was $1,586,000, including $1,207,000 of interest capitalized during construction.

          Amortization of loan costs included in interest expense for the three months ended March 31, 1995 and 1994 was $247,000 and $685,000, respectively.

(6)  REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

          In March 1995, PTR extended its REIT Management agreement with

                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995


Security Capital Pacific Incorporated (the "REIT Manager"), formerly Security Capital (Southwest) Incorporated, to June 30, 1995, to provide REIT Management services to PTR. The REIT Manager is a subsidiary of Security Capital Group, which owns approximately 37.9% of the Common Shares. The REIT
Management fee for the three months ended March 31, 1995 was $3,957,000 and $3,004,000 for the three months ended March 31, 1994.

     SCG Realty Services Incorporated (SCG Realty Services) has managed and currently manages a substantial majority of PTR's operating multifamily properties. For the three months ended March 31, 1995 and 1994, PTR paid SCG Realty Services aggregate fees of $1,895,000 and $1,358,000, respectively. In addition to property management, SCG Realty Services has performed certain due diligence services for PTR's acquisitions. Effective October 1, 1994, SCG Realty Services no longer performed due diligence services for PTR. Security Capital Group is the sole shareholder of SCG Realty Services. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and are at rates prevailing in the markets in which PTR operates.

                      Independent Auditors' Review Report
                      -----------------------------------



The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

We have reviewed the accompanying balance sheet of SECURITY CAPITAL PACIFIC TRUST as of March 31, 1995, and the related statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1994, and the related statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1995, except as to Note 10, which is as of March 23, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994 is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.



                                         KPMG PEAT MARWICK LLP



El Paso, Texas
April 27, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Security Capital Pacific Trust's ("PTR") operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) rental expense levels, (iii) the effectiveness of property level operations and (iv) the pace and price at which PTR can develop and acquire additional multifamily properties. Capital and credit market conditions which affect PTR's cost of equity and debt capital also influence operating results.

          PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units while financing constraints (specifically, reduced availability of development capital) have limited new construction to levels substantially below construction activity prior to 1986. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for 1995. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for the past year and are expected to increase at a slightly lower rate than rents for 1995.

MERGER AND CONCURRENT SUBSCRIPTION OFFERING

          On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated ("PACIFIC"), a Maryland corporation, with and into PTR. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a PTR common share ("Common Share"). As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. Additionally, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its newly expanded target market. The Merger expands PTR's target market to include a six-state region of the western United States with 129 submarkets. As a result, PTR is well-positioned to deploy capital in the geographic areas of the United States that Security Capital Pacific Incorporated (the "REIT Manager") believes are expected to provide some of the most attractive multifamily growth opportunities.

          In connection with the Merger, PTR paid off the balance outstanding ($51.9 million) on PACIFIC's line of credit and assumed $54.5 million in mortgages.

          Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received subscriptions for $216.6 million (13.2 million Common Shares). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group Incorporated ("Security Capital Group") purchased $50 million (3.1 million Common Shares) in the subscription offering pursuant to the oversubscription privilege.

RESULTS OF OPERATIONS

          Interim Period Comparison

          During the three months ended March 31, 1995, PTR acquired 19 multifamily properties aggregating 6,041 units for a total purchase price, including planned renovations, of approximately $261.2 million (acquisitions from the Merger represented 17 operating multifamily properties, aggregating 5,579 units, for a total purchase price of approximately $242.5 million), and completed development of 4 multifamily properties aggregating 479 units with a completed cost of $20.3 million. At April 24, 1995, PTR had 4,700 multifamily units under construction with a budgeted completion cost of $205.4 million and had in the final planning stages an estimated 5,240 multifamily units with an aggregate expected investment of $269.3 million. During the three months ended March 31, 1994, PTR acquired five multifamily properties aggregating 1,374 units for a total purchase price, including planned renovations, of approximately $53 million and completed development of five multifamily properties aggregating 1,016 units with a completed cost of $38.3 million. At March 31, 1994, PTR had 3,188 multifamily units under construction with a budgeted completion cost of $144.1 million and had in the final planning stages an estimated 2,458 multifamily units with an aggregate budgeted completion cost of $112.6 million.

     The percentage of PTR's total rental income generated by multifamily properties was 98.6% and 97.9% for the three months ended March 31, 1995 and 1994, respectively. This percentage will continue to increase throughout 1995 due to the Merger, past and ongoing multifamily property acquisitions and developments and the periodic sale of non-multifamily properties.


     Property Operations

     Property operations contributed to increased net earnings primarily due to property rental income increases of $16.1 million (43.0%), partially offset by higher rental expenses, which increased by $5.9 million (36.9%) for the period. Depreciation expense increased $2.5 million (50.0%) for the three months ended March 31, 1995 over 1994. These increases are due to additional operating multifamily properties placed in service and to rental rate increases. For operating multifamily properties, which comprise 97.7% of PTR's total operating properties based on cost at March 31, 1995, rental expenses were 41.0% and 42.7% of rental income during the three months ended March 31, 1995 and 1994, respectively. At March 31, 1995, 81.0% of PTR's operating multifamily properties, based on cost, were classified by PTR as stabilized as compared to 56.9% for the same period in 1994. At March 31, 1995, PTR's operating multifamily properties were 95% leased and PTR's stabilized multifamily properties were 96.1% leased.


     Multifamily Properties Stabilized throughout Both Periods

     For the 39 multifamily properties that were stabilized throughout the three months ended March 31, 1995 and 1994, property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's aggregate investment in these properties increased to 11.49% in 1995 from 11.0% in 1994. EBITDA does not represent and should not be substituted for net earnings as defined by generally accepted accounting principles ("GAAP") and is not indicative of cash flows from operations or that cash flows are sufficient to fund all cash needs. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates, and was achieved at the same time that PTR increased its investment in these properties by $1.2 million (.34% of total investment in these properties) as a result of renovation and other capital expenditures. Rental income increased 5.1% (the majority resulting from 4.8% rental rate increase) for such properties for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Performance of these properties was further enhanced by decreases in rental expenses, primarily due to lower turnover expenses. Lower turnover expenses resulted from certain asset management programs designed to reduce turnover, and a rising interest rate environment which commenced in the latter part of 1994 and contributed to such reduction by decreasing the number of residents moving out to purchase homes. However, management does not anticipate that property operation expenses will decline throughout 1995 at the same rate experienced during the first quarter.


     Interest Income

     Interest income for the three months ended March 31, 1995 decreased $308,000 (35.7%) as compared to 1994, primarily resulting from a decrease in interest income from bank accounts due to lower average cash balances in 1995 ($2.5 million) as compared to 1994 ($43.6 million). The higher average cash balances in 1994 resulted from the proceeds of the long term debt offering of $200 million which was closed in February 1994, as more fully discussed under "Liquidity and Capital Resources."


     Interest Expense

     Interest expense increased $2.9 million (90.4%) for the three months ended March 31, 1995 when compared to 1994. The increase is primarily attributable to the increase in interest expense of $1.6 million resulting from the issuance of $200 million of long term notes in February 1994, as more fully discussed under "Liquidity and Capital Resources" and the increase in line of credit interest expense as discussed below.

     Mortgage interest expense increased $764,000 (64.3%) for the three months ended March 31, 1995 when compared to 1994 primarily as a result of the addition of mortgages aggregating $48.7 million during 1994.

     Line of credit interest expense increased $1.5 million (126.3%) resulting primarily from higher outstanding balances and higher interest rates relating to PTR's revolving credit facility. Average borrowings on the line of credit were approximately $127.0 million (with an average interest rate of 8.15%) during the three months ended March 31, 1995, as compared to average borrowings of $32.8 million (with an average interest rate of 7.05%) during 1994.

     The increases in interest expense were offset by an increase of $1.0 million (87.0%) in capitalized interest. The increase in capitalized interest is attributable to increased multifamily development activity for the three months ended March 31, 1995 as compared to 1994.


     General and Administrative Expense Including REIT Management Fee

     The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $953,000 (31.7%) during the three months ended March 31, 1995 as compared to 1994 because cash flow increased substantially (see "REIT Management Agreement"). With the issuance of $200 million of amortizing, long term debt as more fully described under "Liquidity and Capital Resources," the REIT Management fee will decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based.


     Provision for Possible Loss

     PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in provisions for possible loss of $4 million in the first quarter of 1994 and an additional $300,000 in the first quarter of 1995. PTR's share of the loss provisions were $1.6 million and $120,000 as reflected in the statement of earnings for March 31, 1994 and 1995, respectively. PTR's net carrying value after the provisions is $2.7 million. These provisions had no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

ENVIRONMENTAL MATTERS

     PTR is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect upon its results of operations or financial position.


LIQUIDITY AND CAPITAL RESOURCES

     The REIT Manager considers PTR's liquidity and ability to generate cash to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service and shareholder distribution requirements.

     Net cash flow provided by operating activities decreased by $4.9 million (29.0%) for the three months ended March 31, 1995 compared to 1994. The decrease is due primarily to changes in the timing of the payment of accrued expenses in 1995 as compared to 1994.


     Investing Activities

     During the three months ended March 31, 1995, PTR invested $248.9 million for the development, acquisition (including properties acquired in the Merger), and renovation of multifamily properties, net of $54.5 million in mortgages assumed. During the first three months of 1994, PTR invested $85.2 million for the development, acquisition, and renovation of multifamily properties, net of $7.9 million in mortgages assumed. These developments, acquisitions, and renovations were financed with cash on hand, shares issued in the Merger, and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

     At April 24, 1995, PTR had unfunded development commitments for developments under construction of $100.5 million. Additionally the land PTR owned or controlled though letters of intent or contingent contracts at such date, subject to PTR's final due diligence, will allow for the development of additional multifamily units, which will be an important generator of growth for PTR in 1996 and beyond. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.


     Financing Activities

     PTR's financing activities for the three months ended March 31, 1995 provided $48.2 million as compared to $131.3 million for the same period in 1994. Net cash proceeds received from the $216.3 million concurrent subscription offering were $143.7 million for the three months ended March 31, 1995 ($72.6 million was subsequently collected) as compared to $200 million of long term debt proceeds for the same period in 1994. In addition, PTR issued $138.7 million in Common Shares in exchange for all of PACIFIC's Common Stock. Proceeds from the offerings were used for acquisition, development and renovation of multifamily properties or to repay revolving credit balances incurred for such purposes.

     On August 4, 1994, PTR consummated a conversion of its $200 million revolving line of credit facility with TCB and the other participating lenders into an unsecured facility, which was increased to $275 million and extended to August 15, 1996 on October 27, 1994 and was further increased to $350 million on March 23, 1995. The line of credit may annually be extended for an additional year with the approval of TCB and the other participating lenders. Borrowings bear interest at the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt). Additionally, there is a commitment fee on the average unfunded line of credit balance. All debt incurrences are subject to covenants that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1, (iii) a fixed charge ratio of no less than 1.4 and (iv) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness. PTR is in compliance with all debt covenants. At May 3, 1995, there were $25 million of borrowings outstanding under the line of credit.

     PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total long term capitalization, the sum of long term debt and shareholders' equity (22% at March 31, 1995), provides considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 40% (debt covenants permit up to 50%) of the sum of total book capitalization. PTR expects primarily to fund additional growth for the foreseeable future through further issuances of unsecured long term, fixed rate amortizing debt securities similar to the Notes issued in February 1994 and through its asset optimization strategy. To a lesser extent, under certain circumstances, PTR may, on occasion, arrange for debt with different maturities in order to optimize its debt maturity schedule.

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

     On March 23, 1995, PTR raised $216.3 million of net proceeds from a subscription offering of 13.2 million Common Shares at a price of $16.375 per Common Share, which was the same price per Common Share on which the exchange ratio for the Merger was based. The subscription offering closed concurrently with the consummation of the Merger. The subscription offering was designed to allow shareholders the opportunity to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger and to maintain PTR's balance sheet ratios. Security Capital Group acquired 3,053,435 Common Shares ($50 million) in the subscription offering pursuant to the oversubscription privilege.

     On August 16, 1994, PTR raised $101.8 million of net proceeds from a rights offering of 5,593,718 Common Shares at a price of $18.25 per Common Share. Security Capital Group exercised in full its rights to acquire Common Shares in the offering at the same price paid by the public ($18.25 per Common Share) and acquired additional rights in the open market. Proceeds from the offering were used to fund developments and to invest in additional multifamily properties in PTR's target market and to repay borrowings under PTR's line of credit.

     On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes"), collectively referred to as the "Notes". The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013, and $25 million in 2014. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs, and the interest rate protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

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

     Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $4.0 million and $5.7 million for the three months ended March 31, 1995 and 1994, respectively.

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

     Funds from operations represents PTR's net earnings computed in accordance with GAAP, excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations for the three months ended March 31, 1994 has been restated to give effect to this policy as if it had been in effect since January 1, 1994. As a result, funds from operations attributable to Common Shares increased $6.1 million (50.0%)to $18.1 million for the three months ended March 31, 1995 from $12.0 million for 1994. The increase resulted primarily from increased properties in operation. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance nor as an alternative to cash flows from operating, investing or financing activity as a measure of liquidity.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     At a special meeting held March 23, 1995, the holders of PTR common shares approved the Merger Agreement among PTR, PACIFIC and Security Capital Group pursuant to which, among other things, (i) PACIFIC merged with and into PTR,
(ii) each share of PACIFIC common stock outstanding immediately prior to consummation of the Merger was converted into 0.611 of a PTR common share, and
(iii) PTR's name was changed to "Security Capital Pacific Trust." The Merger was approved by 40,703,862 shares (80.7% of PTR's shares) with 707,936 shares voting against the Merger (1.4% of PTR's shares) and 503,809 shares abstaining (1% of PTR's shares).


ITEM 5.  OTHER INFORMATION

     On March 23, 1995, PTR completed the Merger as more fully described under "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Merger and Concurrent Subscription Offering."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


     15    Letter from KPMG Peat Marwick LLP dated           Sequentially
           May 4, 1995 regarding unaudited                   numbered page 20
           financial information.



(b)  Reports on Form 8-K:


          Date                 Item Reported            Financial Statements
     --------------            -------------            --------------------
     March 29, 1995               Item 5                         No


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 4, 1995                          SECURITY CAPITAL PACIFIC TRUST


                                            /s/  William Kell
                                            ----------------------------------
                                            William Kell, Vice President and
                                            Duly Authorized Officer and
                                            Principal Financial Officer