Form 10-Q
period 1995-06-30
SECURITY CAPITAL PACIFIC TRUST
filed 1995-07-27
CIK 80737

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO        .

                         COMMISSION FILE NUMBER 1-10272

                         SECURITY CAPITAL PACIFIC TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               74-6056896
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  7777 MARKET CENTER AVENUE, EL PASO,                    79912
                 TEXAS
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

                                 (915) 877-3900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                                     X
                                 Yes     No

  The number of shares outstanding of the Registrant's common stock as of July 20, 1995 was:

    Shares of Beneficial Interest, $1 par value--72,210,960 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         SECURITY CAPITAL PACIFIC TRUST

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
 PART I. Financial Information
  Item 1. Financial Statements
      Balance Sheets--June 30, 1995 and December 31, 1994..............    3
      Statements of Earnings--Three and six months ended June 30, 1995
       and 1994........................................................    4
      Statements of Cash Flows--Six months ended June 30, 1995 and
       1994............................................................    5
      Notes to Financial Statements....................................    6
      Independent Auditor's Review Report..............................   11
  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   12
 PART II. Other Information
  Item 4. Submission of Matters to Vote of Securities Holders..........   18
  Item 5. Other Information............................................   18
  Item 6. Exhibits and Reports on Form 8-K.............................   18

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        JUNE 30,    DECEMBER 31,
                        ASSETS                            1995          1994
                        ------                         -----------  ------------
                                                       (UNAUDITED)
Real estate........................................... $1,690,564    $1,296,288
Less accumulated depreciation.........................     62,649        46,199
                                                       ----------    ----------
                                                        1,627,915     1,250,089
Mortgage notes receivable.............................     17,903        22,597
                                                       ----------    ----------
    Total investments.................................  1,645,818     1,272,686
Cash and cash equivalents.............................     35,667         8,092
Accounts receivable...................................      2,709         1,657
Other assets..........................................     16,442        13,343
                                                       ----------    ----------
    Total assets...................................... $1,700,636    $1,295,778
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $      --     $  102,000
  Long term debt......................................    200,000       200,000
  Mortgages payable...................................    152,007        93,624
  Distributions payable...............................        --         14,506
  Accounts payable....................................     14,673        17,230
  Accrued expenses and other liabilities..............     30,343        27,776
                                                       ----------    ----------
    Total liabilities.................................    397,023       455,136
                                                       ----------    ----------
Shareholders' Equity:
  Series A Preferred shares (9,200,000 convertible
   shares issued; stated liquidation preference of $25
   per share).........................................    230,000       230,000
  Series B Preferred shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share)....    105,000           --
  Common shares (shares issued--72,375,819 in 1995 and
   50,620,516 in 1994)................................     72,376        50,621
  Additional paid-in capital..........................    952,848       622,161
  Distributions in excess of net earnings.............    (54,675)      (60,211)
  Treasury shares (164,859 in 1995 and 164,478 in
   1994)..............................................     (1,936)       (1,929)
                                                       ----------    ----------
    Total shareholders' equity........................  1,303,613       840,642
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $1,700,636    $1,295,778
                                                       ==========    ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                THREE MONTHS   SIX MONTHS ENDED
                                               ENDED JUNE 30,      JUNE 30,
                                               --------------- ----------------
                                                1995    1994     1995    1994
                                               ------- ------- -------- -------
Revenues:
  Rental income............................... $65,719 $43,390 $119,236 $80,804
  Interest....................................     719     644    1,274   1,508
                                               ------- ------- -------- -------
                                                66,438  44,034  120,510  82,312
                                               ------- ------- -------- -------
Expenses:
  Rental expenses.............................  25,933  18,864   47,615  34,696
  Depreciation................................   9,126   5,841   16,550  10,791
  Interest....................................   5,123   5,105   11,129   8,259
  General and administrative, including REIT
   management fee.............................   5,377   3,184    9,548   6,337
  Provision for possible loss on investments..     --      --       120   1,600
  Other.......................................      73     275      202     352
                                               ------- ------- -------- -------
                                                45,632  33,269   85,164  62,035
                                               ------- ------- -------- -------
Net earnings..................................  20,806  10,765   35,346  20,277
Less Preferred Share dividends................   5,023   4,025    9,048   8,050
                                               ------- ------- -------- -------
  Net earnings attributable to common shares.. $15,783 $ 6,740 $ 26,298 $12,227
                                               ======= ======= ======== =======
    Weighted average common shares
     outstanding..............................  72,027  44,724   61,812  44,696
                                               ======= ======= ======== =======
    Per common share amounts:
      Net earnings attributable to common
       shares................................. $  0.22 $  0.15 $   0.43 $  0.27
                                               ======= ======= ======== =======
      Distributions paid...................... $0.2875 $  0.25 $  0.575 $  0.50
                                               ======= ======= ======== =======


    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
Operating activities:
 Net earnings............................................ $  35,346  $  20,277
 Items not requiring cash:
   Depreciation and amortization.........................    17,119     12,166
   Provision for possible loss on investments............       120      1,600
 Increase (decrease) in accounts payable.................    (1,614)       261
 Increase (decrease) in accrued real estate taxes........    (1,213)     3,513
 Increase in accrued interest on long term debt..........     1,717      5,429
 Increase in accrued expenses and other liabilities......     2,063      3,042
 Net change in other operating assets....................    (3,158)       284
                                                          ---------  ---------
     Net cash flow provided by operating activities......    50,380     46,572
                                                          ---------  ---------
Investing activities:
 Real estate investments.................................  (146,945)  (268,342)
 Sale of real estate property, net.......................       --       5,959
 Mortgage notes receivable...............................     4,694         38
                                                          ---------  ---------
     Net cash flow used in investment activities.........  (142,251)  (262,345)
                                                          ---------  ---------
Financing activities:
 Proceeds from sale of shares, net of expenses...........   317,747        --
 Proceeds from line of credit............................   146,000    163,750
 Proceeds from dividend reinvestment and share purchase
  plan, net..............................................     1,002      1,955
 Proceeds from long term debt............................       --     200,000
 Cash distributions paid on common shares................   (35,267)   (22,335)
 Cash dividends paid on Preferred Shares.................    (9,048)    (8,050)
 Debt issuance costs incurred............................      (299)    (2,268)
 Principal payments on mortgages payable.................      (804)      (602)
 Prepayments of mortgages payable........................       --        (199)
 Principal payments on line of credit....................  (248,000)  (112,250)
 Payment of PACIFIC's line of credit.....................   (51,900)       --
 Other...................................................        15       (289)
                                                          ---------  ---------
     Net cash flow provided by financing activities......   119,446    219,712
                                                          ---------  ---------
Net increase in cash and cash equivalents................    27,575      3,939
Cash and cash equivalents at beginning of period.........     8,092      5,525
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  35,667  $   9,464
                                                          =========  =========
Non-cash investing and financing activities:
 Purchase money notes given and mortgage notes assumed
  upon purchase of multifamily properties................ $   4,784  $  41,982
                                                          =========  =========
 Multifamily properties and other net assets acquired in
  connection with the Merger which were
  funded by:
   PTR common shares exchanged for all of the outstanding
    shares of PACIFIC's common stock (Note 2)............ $ 138,671  $     --
   Mortgage notes assumed................................    54,403        --
   Repayment of the outstanding balance on PACIFIC's line
    of credit............................................    51,900        --
                                                          ---------  ---------
   Net increase in net assets related to Merger.......... $ 244,974  $     --
                                                          =========  =========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair presentation of PTR's financial statements for the interim period. The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

  Per share data is computed by using the weighted average of common shares outstanding during the period. The assumed conversion of the Cumulative Convertible Series A Preferred Shares of Beneficial Interest, ("Series A Preferred Shares") was antidilutive for the three and six months ended June 30, 1995 and 1994.

(2) MERGER OF SECURITY CAPITAL PACIFIC INCORPORATED AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger (the Merger) of Security Capital Pacific Incorporated (PACIFIC), a Maryland corporation, with and into PTR. Pacific was a private multifamily REIT controlled by Security Capital Group Incorporated ("Security Capital Group"), PTR's principal shareholder. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a PTR common share ("Common Share"). As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. The Merger has been accounted for as a purchase and, accordingly, the results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

  In connection with the Merger, PTR paid off the balance outstanding ($51.9 million) on PACIFIC's line of credit and assumed $54.4 million in mortgages.

  The following summarized pro forma (unaudited) information assumes the Merger occurred on January 1, 1994. The weighted average Common Shares outstanding have been adjusted to reflect the Merger conversion rate (.611 of a Common Share for each PACIFIC common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had PACIFIC and PTR constituted a single entity during such period (in thousands, except per share amounts).

                                                  THREE MONTHS   SIX MONTHS ENDED
                                                 ENDED JUNE 30,      JUNE 30,
                                                ---------------- ----------------
                                                  1995    1994     1995    1994
                                                -------- ------- -------- -------
                                                (ACTUAL)
   Rental income..............................  $65,719  $47,570 $127,854 $87,816
                                                =======  ======= ======== =======
   Net earnings attributable to common shares.  $15,783  $ 7,923 $ 27,954 $14,261
                                                =======  ======= ======== =======
   Weighted average common shares outstanding.   72,027   49,535   65,614  48,956
                                                =======  ======= ======== =======
   Per common share amounts:
     Net earnings attributable to common
      shares..................................  $  0.22  $  0.16 $   0.43 $  0.29
                                                =======  ======= ======== =======

                         SECURITY CAPITAL PACIFIC TRUST

  Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares issued). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares issued) in the subscription offering pursuant to the oversubscription privilege.

(3) REAL ESTATE

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                               JUNE 30, 1995   DECEMBER 31, 1994
                                             ----------------- -----------------
                                             INVESTMENT UNITS  INVESTMENT UNITS
                                             ---------- ------ ---------- ------
   Multifamily:
     Operating properties................... $1,456,389 39,230 $1,121,301 31,640
     Developments under construction........    147,220  5,625    100,401  4,526
     Developments in planning...............     41,742  4,856     33,194  4,306
     Land held for future development.......     11,856    --       7,977    --
                                             ---------- ------ ---------- ------
   Total Multifamily........................  1,657,207 49,711  1,262,873 40,472
                                                        ======            ======
   Non-multifamily..........................     33,357            33,415
                                             ----------        ----------
   Total real estate........................ $1,690,564        $1,296,288
                                             ==========        ==========

  The change in investments in real estate, at cost, from December 31, 1994 to June 30, 1995 consisted of the following (in thousands):

      Balance at December 31, 1994.................................. $1,296,288
      Acquisitions and renovation expenditures......................    312,595
      Development expenditures, including land acquisitions.........     78,337
      Capital improvements..........................................      1,639
      Acquisition of land held for future development...............      1,582
      Provision for possible loss on investments....................       (120)
      Other.........................................................        243
                                                                     ----------
      Balance at June 30, 1995...................................... $1,690,564
                                                                     ==========

  At July 20, 1995, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence, to acquire land for the near term development of 4,836 multifamily units with an aggregate estimated development cost of $217.9 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 188 additional multifamily units with an aggregate investment cost of $9.4 million, including planned renovations.

  At July 20, 1995, PTR had unfunded development commitments for developments under construction of $118.7 million.

  PTR's strategy is to focus on the ownership of multifamily properties. Periodic sales of multifamily and non-multifamily assets may occur as favorable sales opportunities arise or strategic goals or market evaluation change. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

                         SECURITY CAPITAL PACIFIC TRUST

  PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million in the first quarter of 1994 and an additional $300,000 in the first quarter of 1995. PTR's share of the loss provisions is $1.6 million and $120,000 as reflected in the statement of earnings for June 30, 1994 and June 30, 1995, respectively. PTR's net carrying value after the provisions is $2.6 million. These provisions have no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

  To enhance its flexibility in developing and acquiring multifamily properties, PTR has and will enter into presale agreements with third party developers to acquire properties developed by such developers where the developments meet PTR's investment criteria. PTR has and will fund such developments through development loans to such developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, PTR will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. Security Capital Group owns all of the common stock of PTR Development Services and is in negotiations to transfer such stock at cost to an unrelated third party. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of June 30, 1995, the outstanding balance of development and mortgage loans made by PTR to third party developers and PTR Development Services aggregated $4.6 and $13.4 million, respectively. The activities of PTR Development Services and development loans are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

(4) DISTRIBUTIONS

  PTR's current policy is to pay distributions to shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations for the three and six months ended June 30, 1994 has been restated to give effect to this policy as if it had been in effect since January 1994. Funds from operations for the three and six months ended June 30, 1995 and 1994 were as follows (in thousands):

                                       FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                          ENDED JUNE 30,       ENDED JUNE 30,
                                       --------------------- -------------------
                                          1995       1994      1995      1994
                                       ---------- ---------- --------- ---------
   Net earnings attributable to
    Common Shares....................  $   15,783 $    6,740 $  26,298 $  12,227
     Add:
       Depreciation..................       9,126      5,841    16,550    10,791
       Provision for possible loss on
        investments..................         --         --        120     1,600
                                       ---------- ---------- --------- ---------
   Funds from operations attributable
    to Common Shares.................      24,909     12,581    42,968    24,618
   Distributions paid to common
    shareholders.....................      20,761     11,174    35,267    22,335
                                       ---------- ---------- --------- ---------
   Excess of funds from operations
    after distributions..............  $    4,148 $    1,407 $   7,701 $   2,283
                                       ========== ========== ========= =========
   Weighted average Common Shares
    outstanding......................      72,027     44,724    61,812    44,696
                                       ========== ========== ========= =========

                         SECURITY CAPITAL PACIFIC TRUST

  On July 20, 1995, the Trustees declared a cash distribution of $.2875 per Common Share to be paid on August 11, 1995 to shareholders of record on July 31, 1995.

(5) BORROWINGS

  Concurrent with the Merger (See Note 2), PTR increased its unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") to $350 million and received a reduction in the interest rate to the greater of prime or the federal funds rate plus 0.50%, or at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt--1.625% at July 20, 1995). Additionally, there is a commitment fee on the average unfunded line of credit balance. In addition, Wells Fargo Realty Advisors Funding, Incorporated was added as co-agent.

  The TCB line matures August 1996 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. PTR is currently negotiating the extension of the line to August 1997. All debt incurrences are subject to covenants, as more fully described in the loan agreement.

  At June 30, 1995, PTR was in compliance with all debt covenants.

  Interest paid on all borrowings for the six months ended June 30, 1995 was $15,215,000 including $4,675,000 of interest capitalized during construction. Interest paid on all borrowings for the six months ended June 30, 1994 was $3,339,000 including $2,539,000 of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the six months ended June 30, 1995 and 1994 was $569,000 and $1,375,000, respectively.

(6) SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES

  On May 11, 1995, the Board of Trustees authorized PTR to classify and issue Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The net proceeds to PTR from the sale of the Series B Preferred Shares were $101.4 million. The net proceeds were used for the development and acquisition of additional multifamily properties, for the repayment of indebtedness under PTR's revolving line of credit and for working capital purposes. Pending additional investment in multifamily properties, PTR has invested the remaining net proceeds in short term money market instruments.

  On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of PTR, in whole or in part at a redemption price of $25.00 per share plus accrued and unpaid distributions, if any, thereof. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of PTR, which may include shares of other series of preferred shares. The holders of the Series B Preferred Shares have no preemptive rights with respect to any shares of the capital securities of PTR or any other securities of PTR convertible into or carrying rights or options to purchase any such shares. The Series B Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of PTR to redeem or retire the Series B Preferred Shares and are not convertible into any other securities of PTR. In addition, holders of the Series B Preferred Shares are entitled to receive, when and as declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9% of the liquidation preference per annum (equivalent to $2.25 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. The first distribution was paid on June 30, 1995 in the amount of $998,000.

  The Series A Preferred Shares and the Series B Preferred Shares will rank on a parity as to distributions and liquidation proceeds. Series A Preferred Shares and Series B Preferred Shares are collectively referred to as "Preferred Shares".

                         SECURITY CAPITAL PACIFIC TRUST

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

(7) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  In June 1995, PTR renewed and amended its REIT Management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), formerly Security Capital (Southwest) Incorporated to provide REIT Management services to PTR. The REIT Manager is a subsidiary of Security Capital Group which owns approximately 37.9% of PTR's Common Shares. The REIT Management fee for the six months ended June 30, 1995 was $9,133,000 and $6,011,000 for the six months ended June 30, 1994.

  SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties. For the six months ended June 30, 1995 and 1994, PTR paid SCG Realty Services aggregate fees of $3,702,000 and $2,892,000, respectively. In addition to property management, SCG Realty Services has performed certain due diligence services for PTR's acquisitions. Effective October 1, 1994, SCG Realty Services no longer performed due diligence services for PTR. Security Capital Group is the sole shareholder of SCG Realty Services. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and are at rates prevailing in the markets in which PTR operates.

                      INDEPENDENT AUDITOR'S REVIEW REPORT

The Board of Trustees and Shareholders
 SECURITY CAPITAL PACIFIC TRUST:

  We have reviewed the accompanying balance sheet of SECURITY CAPITAL PACIFIC TRUST as of June 30, 1995, and the related statements of earnings for the three- and six-month periods ended June 30, 1995 and 1994 and the statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1994, and the related statements of earnings, shareholders' equity, and cash flow for the year then ended (not presented herein); and in our report dated February 28, 1995, except as to Note 10, which is as of March 23, 1995, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994 is fairly presented, in all material respects, in relation to the balance sheet from which it has been derived.

                                          KPMG Peat Marwick, LLP

El Paso, Texas
July 21, 1995

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

  PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for 1995. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for 1994 but are expected to increase at a lower rate in 1995.

MERGER AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated ("PACIFIC"), a Maryland corporation, with and into PTR. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a PTR Common Share. As a result, 8,468,460 common shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. Additionally, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its newly expanded target market. The Merger expands PTR's target market to include a six-state region of the western United States with 129 submarkets. As a result, PTR is well-positioned to deploy capital in the geographic areas of the United States that it believes are expected to provide some of the most attractive multifamily growth opportunities.

  Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares issued). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group Incorporated ("Security Capital Group") purchased $50 million (3.1 million Common Shares issued) in the subscription offering pursuant to the oversubscription privilege.



RESULTS OF OPERATION

 Interim Period Comparison

  During the six months ended June 30, 1995, PTR acquired 22 multifamily properties aggregating 6,833 units for a total purchase price, including planned renovations, of approximately $305.2 million (acquisitions from the Merger represented 17 operating multifamily properties, aggregating 5,579 units, for a total purchase price, including planned renovations, of approximately $242.5 million), and completed development of 6 multifamily properties aggregating 757 units with a completed cost of $27.2 million. At June 30, 1995, PTR had 5,625 multifamily units under construction with a budgeted completion cost of $261.4 million and had in the final planning stages an estimated 4,856 multifamily units with an aggregate expected investment of $253.4 million. During the six months ended June 30, 1994, PTR acquired 16 multifamily properties aggregating 5,405 units for a total purchase price, including planned renovations, of approximately $221.0 million and completed development of 7 multifamily properties aggregating 1,498 units with a completed cost of $59.7 million. At June 30, 1994, PTR had 3,489 multifamily units under construction with a budgeted completion cost of $159.3 million and had in the final planning stages an estimated 3,691 multifamily units with an aggregate budgeted completion cost of $177.1 million.

 Property Operations

  Property operations contributed to increased net earnings primarily due to property rental income increases of $38.4 million (47.6%), partially offset by higher rental expenses, which increased by $12.9 million (37.2%) for the six months ended June 30, 1995 over 1994. Depreciation expense increased $5.8 million (53.4%) for the six months ended June 30, 1995 over 1994. These increases are due primarily to additional operating multifamily properties placed in service. For operating multifamily properties, rental expenses were 40.4% and 43.5% of rental revenue during the six months ended June 30, 1995 and 1994, respectively. At June 30, 1995, 82.6% of PTR's operating multifamily properties, based on cost, were classified by PTR as stabilized. At June 30, 1995, PTR's operating multifamily properties were 96.2% leased and PTR's stabilized multifamily properties were 96.6% leased.

 Multifamily Properties Stabilized through Both Periods

  For the 39 multifamily properties that were stabilized through the six months ended June 30, 1995 and 1994 (including 3 properties acquired in the Merger), property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's aggregate investment in these properties increased to 11.2% in 1995 from 10.8% in 1994. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $2.9 million (.78% of total investment in these properties) as a result of renovation and other capital expenditures. Rental income increased 3.8% (the majority resulting from 3.3% rental rate increase) for such properties for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Performance of these properties was further enhanced by decreases in rental expenses, primarily due to lower turnover expenses. Lower turnover expenses resulted from certain asset management programs and a rising interest rate environment which commenced in the latter part of 1994 which reduced the turnover ratio. However, management does not anticipate that this trend will continue throughout 1995 at the same rate experienced in the first six months.

 Interest Income

  Interest income for the six months ended June 30, 1995 decreased $234,000 (15.5%) compared to 1994, primarily resulting from a decrease in interest income from a $4.6 million mortgage note receivable which was paid off in April 1995 and from bank accounts due to lower average cash balances in 1995 ($10.8 million) as compared to 1994 ($23.3 million). The higher average cash balances in 1994 resulted from the proceeds of the long term debt offering of $200 million which was closed in February 1994, as more fully discussed under "Liquidity and Capital Resources."

 Interest Expenses

  Interest expense increased $2.9 million (34.8%) for the six months ended June 30, 1995 when compared to 1994. The increase is primarily attributable to the increase in interest expense of $1.7 million resulting from the issuance of $200 million of long term notes in February 1994, as more fully discussed under "Liquidity and Capital Resources" and the increase in line of credit interest expense as discussed below.

  Mortgage interest expense increased $2.4 million (98.5%) for the six months ended June 30, 1995 when compared to 1994 as a result of the addition of mortgages aggregating $73.8 million in connection with the Merger and other acquisitions.

  Line of credit interest expense increased $823,000 (28.8%) resulting primarily from higher outstanding balances and higher interest rates relating to PTR's revolving credit facility. Average borrowings were approximately $72.9 million (with an average interest rate of 8.76%) during the six months ended June 30, 1995, as compared to average borrowings of $36.8 million (with an average interest rate of 7.32%) during 1994.

  The increase in interest expense was offset by an increase of $2.1 million (84.1%) in capitalized interest. The increase in capitalized interest is attributable to increased multifamily development activity for the six months ended June 30, 1995 as compared to 1994.

 General and Administrative Expense Including REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow, as defined in the REIT Management agreement, and therefore increased by $3.1 million (51.9%) during the six months ended June 30, 1995 as compared to 1994 because cash flow increased substantially (see "REIT Management Agreement"). With the issuance in February 1994 of $200 million of amortizing, long term debt as more fully described under "Liquidity and Capital Resources," the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT Management fee is based. In addition, the REIT Management agreement was modified to provide that distributions paid in respect of non-convertible preferred shares, such as the Series B Preferred Shares, described below in "Liquidity and Capital Resources", will be deducted from the cash flow amount on which the REIT Management fee is based.

 Provision for Possible Loss

  PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in provisions for possible loss of $4 million in the first quarter of 1994 and an additional $300,000 in the first quarter of 1995. PTR's share of the loss provisions were $1.6 million and $120,000 as reflected in the statement of earnings for June 30, 1994 and 1995, respectively. PTR's net carrying value after the provisions is $2.6 million. These provisions have no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

 Other

  Property revenues, operating expenses, income from property operations before depreciation, income from property operations and net earnings for the three months ended June 30, 1995 compared to the three months ended June 30, 1994 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the six month periods ended June 30, 1995 and 1994.

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

  Net cash flow provided by operating activities increased by $3.8 million (8.2%) for the six months ended June 30, 1995 compared to 1994. The increase is due primarily to increased cash flow from property operations offset partially by changes in the timing of the payment of accounts payable and accrued expenses in 1995 as compared to 1994.

 Investing Activities

  During the six months ended June 30, 1995, PTR invested $335.2 million for the development, acquisition (including properties acquired in the Merger), and renovation of multifamily properties, net of $59.2 million in mortgages assumed. During the first six months of 1994, PTR invested $268.3 million for the development, acquisition, and renovation of multifamily properties, net of $42.0 million in mortgages assumed. Except for the properties acquired in the Merger, which were financed with the issuance of Common Shares, these developments, acquisitions, and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

  At July 20, 1995, PTR had unfunded development commitments for developments under construction of $118.7 million. Additionally the land PTR owned or controlled through letters of intent or contingent contracts at such date, subject to PTR's final diligence, will allow for the development of additional multifamily units, which will be an important generator of growth for PTR in 1996 and beyond. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

 Financing Activities

  PTR's financing activities for the six months ended June 30, 1995 provided $119.4 million as compared to $219.7 million for the same period in 1994. In addition, PTR issued $138.7 million in Common Shares in March 1995 in exchange for all of PACIFIC's common stock. The decrease in cash flow provided by financing activities is primarily due to the repayment of revolving credit balances ($299.9 million during the six months ended June 30, 1995 as compared to $112.3 million during the same period in 1994) offset by more offering proceeds received during the six months ended June 30, 1995 as compared to long term debt proceeds received during the same period in 1994. Proceeds from the offerings were used for acquisition, development and renovation of multifamily properties, to repay revolving credit balances incurred for such purposes, and for working capital purposes. Pending additional investment in multifamily properties, PTR has invested the remaining net proceeds in short term money market instruments.

  On March 23, 1995, PTR increased its unsecured revolving line of credit facility to $350 million. The line of credit expires August 15, 1996 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. Borrowings bear interest at the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.625% (which can vary from LIBOR plus 1.25% to LIBOR plus 2.0% based upon the rating of PTR's senior unsecured debt). Additionally, there is a commitment fee on the average unfunded line of credit balance. All debt incurrences are subject to covenants that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1, (iii) a fixed charge ratio of no less than 1.4:1 and (iv) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness. PTR is in compliance with all debt covenants. At July 26, 1995 there were no borrowings outstanding under the line of credit.

  PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total long term capitalization, the sum of long term debt and shareholders' equity (21% at June 30, 1995), provides considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 40% (debt covenants permit up to 50%) of the sum of total book capitalization. PTR expects primarily to fund additional growth for the foreseeable future through further issuances of unsecured long term, fixed rate amortizing debt securities similar to the $200 million long term debt issued in February 1994 and through its asset optimization strategy. To a lesser extent, under certain circumstances, PTR may arrange for debt with different maturities in order to optimize its debt maturity schedule.

  Based on the Merger, its recent subscription offering, debt issuance capacity, asset optimization strategy and current real estate and debt market conditions, PTR believes it has reached an optimal level of equity capitalization. Hence, PTR has no plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

  On May 11, 1995, the Board of Trustees authorized PTR to classify and issue Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The net proceeds to PTR from the sale of the Series B Preferred Shares were $101.4 million. The net proceeds were used for the development and acquisition of additional multifamily properties, for the repayment of indebtedness under PTR's revolving line of credit and for working capital purposes. Pending additional investment in multifamily properties, PTR has invested the remaining net proceeds in short term money market instruments.

  On March 23, 1995, PTR raised $216.3 million of net proceeds from a subscription offering of 13.2 million Common Shares at a price of $16.375 per Common Share, which was the same price per Common Share on which the exchange ratio for the Merger was based. The subscription offering closed concurrently with the consummation of the Merger. The subscription offering was designed to allow shareholders the opportunity to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger and to maintain PTR's balance sheet ratios. Security Capital Group acquired $50 million (3.1 million Common Shares) of the subscription offering pursuant to the oversubscription privilege.

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

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes"), collectively referred to as the "Notes". The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013, and $25 million in 2014. Collectively, the Notes have an average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs, and the interest protection agreement, of 7.37% per annum. The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture agreement (the "Indenture") between PTR and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. At June 30, 1995, PTR was in compliance with all debt covenants.

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

  Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $9.0 million and $10.1 million for the six months ended June 30, 1995 and 1994, respectively.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid or sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

  Funds from operations represents PTR's net earnings computed in accordance with GAAP, excluding gains (or losses) plus depreciation and provisions for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For compatibility, funds from operations for the six months ended June 30, 1994 has been restated to give effect to this policy as if it had been in effect since January 1, 1994. As a result, funds from operations attributable to Common Shares increased $18.4 million (74.5%) to $43.0 million for the six months ended June 30, 1995 from $24.6 million for 1994. The increase resulted primarily from increased properties in operation. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  At the shareholders meeting held June 13, 1995, shareholders elected the following Trustees to office:

                                                             SHARES IN   SHARES
         TRUSTEES                                              FAVOR    WITHHELD
         --------                                            ---------- --------
      Calvin K. Kessler..................................... 63,919,100 166,190
      James H. Polk, III.................................... 63,824,663 216,681
      John C. Schweitzer.................................... 63,920,982 166,195
      James A. Cardwell..................................... 63,622,339 458,081
      John T. Kelley, III................................... 63,562,736 514,858
      C. Ronald Blankenship................................. 63,852,928 229,871
      William G. Myers...................................... 63,910,453 172,558

ITEM 5. OTHER INFORMATION

  On May 17, 1995, PTR successfully completed a $105 million public offering (net proceeds totaled $101.4 million) of 4,200,000 shares of Series B Preferred Shares of beneficial interest. These Series B preferred shares are redeemable, solely at the option of PTR, any time after five years and are not convertible into common shares. See Item 2 "Series B Cumulative Redeemable Preferred Shares".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     10  --Fourth Amended and Restated REIT
          Management Agreement dated as of June
          30, 1995 between PTR and the REIT
          Manager.                                Sequentially numbered page
     15  --Letter from KPMG Peat Marwick LLP
          dated July 25, 1995 regarding
          unaudited financial information.        Sequentially numbered page

  (b) Reports on Form 8-K:

                                          ITEM                                       FINANCIAL
            DATE                        REPORTED                                     STATEMENTS
            ----                        --------                                     ----------
        May 18, 1995                     Item 5                                         No

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Pacific Trust
Date: July 26, 1995

                                                    /s/ William Kell

                                          by: ____________________________
                                            William Kell, Vice President and
                                               Duly Authorized Officer and
                                               Principal Financial Officer