Form 10-Q
period 1995-09-30
SECURITY CAPITAL PACIFIC TRUST
filed 1995-10-24
CIK 80737

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

                        Commission File Number 1-10272


                        SECURITY CAPITAL PACIFIC TRUST
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Maryland                                        74-6056896
  -------------------------------                       -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)


          7777 Market Center Avenue, El Paso, Texas        79912
          ---------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)


                                (915) 877-3900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  X   No
   _____   _____

The number of shares outstanding of the Registrant's common stock as of October 20, 1995 was:

        Shares of Beneficial Interest, $1 par value - 72,210,923 shares

                        SECURITY CAPITAL PACIFIC TRUST
                                     INDEX

                                                                         Page
                                                                        Number
PART I.  Financial Information

      Item 1. Financial Statements

                      Balance Sheets - September 30, 1995 and
                      December 31, 1994..................................  3

                      Statements of Earnings - Three and nine months
                      ended September 30, 1995 and 1994..................  4

                      Statements of Cash Flows - Nine months ended
                      September 30, 1995 and 1994........................  5

                      Notes to Financial Statements......................  7

                      Independent Auditors' Review Report................ 14

      Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................ 15

PART II.  Other Information

      Item 6. Exhibits and Reports on Form 8-K........................... 22

                        SECURITY CAPITAL PACIFIC TRUST

                                BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    ASSETS
                                    ------

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         1995           1994
                                                                     ------------    -----------
                                                                      (unaudited)

Real estate........................................................   $1,744,343      $1,296,288
Less accumulated depreciation......................................       72,119          46,199
                                                                      ----------      ----------
                                                                       1,672,224       1,250,089
Mortgage notes receivable..........................................       18,706          22,597
                                                                      ----------      ----------
  Total investments................................................    1,690,930       1,272,686
Cash and cash equivalents..........................................       12,102           8,092
Accounts receivable................................................        2,788           1,657
Other assets.......................................................       18,142          13,343
                                                                      ----------      ----------

  Total assets.....................................................   $1,723,962      $1,295,778
                                                                      ==========      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
 Line of credit....................................................   $   25,000      $  102,000
 Long term debt....................................................      200,000         200,000
 Mortgages payable.................................................      151,305          93,624
 Distributions payable.............................................         -             14,506
 Accounts payable..................................................       17,522          17,230
 Accrued expenses and other liabilities............................       30,631          27,776
                                                                      ----------      ----------
  Total liabilities................................................      424,458         455,136
                                                                      ----------      ----------

Shareholders' Equity:
 Series A Preferred shares (9,200,000 convertible shares issued;
  stated liquidation preference of $25 per share)..................      230,000         230,000
 Series B Preferred shares (4,200,000 shares issued; stated
  liquidation preference of $25 per share).........................      105,000            -
 Common shares (shares issued - 72,375,819
  in 1995 and 50,620,516 in 1994)..................................       72,376          50,621
 Additional paid-in capital........................................      952,692         622,161
 Distributions in excess of net earnings...........................      (58,627)        (60,211)
 Treasury shares (164,896 in 1995 and 164,478 in 1994).............       (1,937)         (1,929)
                                                                      ----------      ----------
 Total shareholders' equity........................................    1,299,504         840,642
                                                                      ----------      ----------

   Total liabilities and shareholders' equity......................   $1,723,962      $1,295,778
                                                                      ==========      ==========

   The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF EARNINGS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (Unaudited)

                                                       THREE MONTHS              NINE MONTHS
                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                   --------------------      --------------------
                                                    1995         1994          1995        1994
                                                   -------      -------      --------    --------
Revenues:
 Rental income..................................   $70,176      $50,299      $189,412    $131,103
 Interest.......................................       610          585         1,884       2,093
                                                   -------      -------      --------    --------
                                                    70,786       50,884      $191,296    $133,196
                                                   -------      -------      --------    --------
Expenses:
 Rental expenses................................    28,459       21,966        76,075      56,662
 Depreciation...................................     9,611        6,621        26,162      17,411
 Interest.......................................     3,271        5,762        14,400      14,021
 General and administrative, including REIT
  management fee................................     5,709        3,627        15,256       9,965
 Provision for possible loss on investments.....       100          -             220       1,600
 Other..........................................       433          181           635         533
                                                   -------      -------      --------    --------
                                                    47,583       38,157       132,748     100,192
                                                   -------      -------      --------    --------
Net earnings....................................    23,203       12,727        58,548      33,004

Less Preferred Share dividends..................     6,387        4,025        15,435      12,075
                                                   -------      -------      --------    --------

  Net earnings attributable to common shares....   $16,816      $ 8,702      $ 43,113    $ 20,929
                                                   =======      =======      ========    ========

  Weighted average common shares outstanding....    72,211       47,051        65,315      45,490
                                                   =======      =======      ========    ========

Per common share amounts:
 Net earnings attributable to common shares.....   $  0.23      $  0.18      $   0.66    $   0.46
                                                   =======      =======      ========    ========

 Distributions paid.............................   $0.2875      $  0.25      $ 0.8625    $   0.75
                                                   =======      =======      ========    ========


   The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ---------------------
                                                                        1995         1994
                                                                      ---------   ---------
OPERATING ACTIVITIES:
  Net earnings...................................................     $  58,548   $  33,004
  Items not requiring cash:
    Depreciation and amortization................................        27,092      19,025
    Provision for possible loss on investments...................           220       1,600
  Increase (decrease) in accounts payable........................        (1,533)        792
  Increase in accrued real estate taxes..........................         3,876       7,355
  Increase (decrease) in accrued interest on long term debt......        (3,594)      1,797
  Increase in accrued expenses and other liabilities.............         2,573       5,413
  Net change in other operating assets...........................        (4,388)     (2,239)
                                                                      ---------   ---------
   Net cash flow provided by operating activities................        82,794      66,747
                                                                      ---------   ---------

INVESTING ACTIVITIES:
 Real estate investments.........................................      (198,055)   (319,268)
 Sale of real estate property, net...............................          -         12,041
 Mortgage notes receivable, net..................................         3,891          71
                                                                      ---------   ---------
  Net cash flow used in investment activities....................      (194,164)   (307,156)
                                                                      ---------   ---------

FINANCING ACTIVITIES:
  Proceeds from sale of shares, net of expenses..................       317,591     101,807
  Proceeds from line of credit...................................       171,000     216,250
  Proceeds from dividend reinvestment
   and share purchase plan.......................................         1,002       2,896
  Proceeds from long term debt...................................          -        200,000
  Cash distributions paid on common shares.......................       (56,035)    (33,970)
  Cash dividends paid on Preferred Shares........................       (15,435)    (12,075)
  Debt issuance costs incurred...................................        (1,351)     (3,581)
  Principal payments on mortgages payable........................        (1,203)     (1,131)
  Prepayments of mortgages payable...............................          (303)     (8,370)
  Principal payments on line of credit...........................      (248,000)   (214,250)
  Payment of PACIFIC's line of credit............................       (51,900)       -
  Other..........................................................            14        (217)
                                                                      ---------   ---------
   Net cash flow provided by financing activities................       115,380     247,359
                                                                      ---------   ---------

                        SECURITY CAPITAL PACIFIC TRUST

                                (In thousands)

                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                              ------------------
                                                                1995      1994
                                                              --------   -------
Net increase in cash and cash equivalents.................... $  4,010   $ 6,950
Cash and cash equivalents at beginning of period.............    8,092     5,525
                                                              --------   -------
Cash and cash equivalents at end of period................... $ 12,102   $12,475
                                                              ========   =======

Non-cash investing and financing activities:
 Purchase money notes given and mortgage notes assumed
 upon purchase of multifamily properties..................... $  4,784   $56,829
                                                              ========   =======

Multifamily properties and other net assets acquired in
  connection with the Merger which were funded by:
    PTR common shares exchanged for all of the
     outstanding shares of PACIFIC's common stock (Note 2)... $138,671   $  -
    Mortgage notes assumed...................................   54,403      -
    Repayment of the outstanding balance on PACIFIC's line
     of credit...............................................   51,900      -
                                                              --------   -------
    Net increase in net assets related to Merger............. $244,974   $  -
                                                              ========   =======

   The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1995


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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal recurring adjustments necessary for a fair presentation of PTR's financial statements for the interim period. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

         Per share data is computed by using the weighted average of common shares outstanding during the period. The assumed conversion of the Cumulative Convertible Series A Preferred Shares of Beneficial Interest, ("Series A Preferred Shares") was antidilutive for the three and nine months ended September 30, 1995 and 1994.

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

                        SECURITY CAPITAL PACIFIC TRUST

                              September 30, 1995

                                                         Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                         ------------------        -------------------
                                                           1995      1994            1995       1994
                                                         -------    -------        --------   --------
                                                         (actual)

        Rental Income.................................   $70,176    $55,922        $198,030   $143,738
                                                         =======    =======        ========   ========

        Net earnings attributable to common shares....   $16,816    $10,522        $ 44,769   $ 24,783
                                                         =======    =======        ========   ========
        Weighted average common shares outstanding....    72,211     54,392          67,813     50,807
                                                         =======    =======        ========   ========

        Per common share amounts:
          Net earnings attributable to common shares..   $  0.23    $  0.19        $   0.66   $   0.49
                                                         =======    =======        ========   ========

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

 (3)    Real Estate

        Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                              September 30, 1995               December 31, 1994
                                                         ---------------------------       ---------------------------
                                                         Investment           Units        Investment            Units
                                                         ----------           ------       ----------            -----

        Multifamily:
          Operating properties.......................    $1,511,170           40,306       $1,121,301           31,640
          Developments under construction............       146,592            6,045          100,401            4,526
          Developments in planning...................        47,376            4,916           33,194            4,306
          Land held for future development...........         6,145              -              7,977              -
                                                         ----------           ------       ----------           ------
        Total multifamily............................     1,711,283           51,267        1,262,873           40,472
                                                                              ======                            ======

        Non-multifamily..............................        33,060                            33,415
                                                         ----------                        ----------
        Total real estate............................    $1,744,343                        $1,296,288
                                                         ==========                        ==========

                        SECURITY CAPITAL PACIFIC TRUST

                              September 30, 1995





     The change in investments in real estate, at cost, from December 31, 1994 to September 30, 1995 consisted of the following (in thousands):

     Balance at December 31, 1994 ..................... $1,296,288

     Acquisitions and renovation expenditures .........    321,297
     Development expenditures, including land
       acquisitions ...................................    120,987
     Capital improvements .............................      3,651
     Acquisition of land held for future development ..      1,595
     Provision for possible loss on investments .......       (220)
     Other ............................................        745
                                                        ----------

     Balance at September 30, 1995 .................... $1,744,343
                                                        ==========

     At October 20, 1995, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence, to acquire land for the near term development of 5,531 multifamily units with an aggregate estimated development cost of $274.9 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 510 additional multifamily units with an aggregate investment cost of $38.9 million, including planned renovations.

     At October 20, 1995, PTR had unfunded development commitments for developments under construction of $151.5 million.

     PTR's strategy is to focus on the ownership of multifamily properties. Periodic sales of multifamily and non-multifamily assets may occur as opportunities arise or investment objectives change. Properties are periodically evaluated for impairment and provisions for possible losses are made if required. Statement of Financial Accounting Standards No. 121 entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" will be adopted by PTR, as required by the Statement, effective January 1, 1996. In the opinion of management, the adoption of the Statement is not expected to have a material impact on the financial statements at the date of adoption.

     PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million in the first quarter of 1994. PTR's share of the loss provisions was $1.6 million as reflected in the statement of earnings for September 30, 1994. During the nine months ended September 30, 1995, the partnership approved the sale of the property in the amount of $6.2 million, scheduled to close during the fourth quarter of 1995. As a result, PTR recorded an additional loss provision of $220,000 as reflected in the statement of earnings for September 30, 1995. PTR's net carrying value after the provisions is $2.3 million. This provision has no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

                        SECURITY CAPITAL PACIFIC TRUST

                              September 30, 1995




           To enhance its flexibility in developing and acquiring multifamily properties, PTR has and will enter into presale agreements with third party developers to acquire properties developed by such developers where the developments meet PTR's investment criteria. PTR has and will fund such developments through development loans to such developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, PTR will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. Security Capital Group owns all of the common stock of PTR Development Services and is in negotiations to transfer such stock at cost to an unrelated third party. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of September 30, 1995, the outstanding balance of development and mortgage loans made by PTR to third party developers and PTR Development Services aggregated $18.6 and $6.2 million, respectively. The activities of PTR Development Services and development loans are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

(4)  Distributions

           PTR's current policy is to pay distributions to shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations for the nine months ended September 30, 1994 has been restated to give effect to this policy as if it had been in effect since January 1994. Funds from operations for the three and nine months ended September 30, 1995 and 1994 were as follows (in thousands):

                        SECURITY CAPITAL PACIFIC TRUST

                              September 30, 1995


                                                               Three Months                Nine Months
                                                            Ended September 30,         Ended September 30,
                                                             1995          1994          1995          1994
                                                           -------       -------       -------       -------
     Net earnings attributable to Common Shares .......... $16,816       $ 8,702       $43,113       $20,929
       Add:
         Depreciation ....................................   9,611         6,621        26,162        17,411
         Provision for possible loss on investments ......     100          --             220         1,600
                                                           -------       -------       -------       -------
     Funds for operations attributable to Common
       Shares ............................................  26,527        15,323        69,495        39,940
     Distributions paid to common shareholders ...........  20,768        11,635        56,035        33,970
                                                           -------       -------       -------       -------
     Excess of funds from operations after
       distributions ..................................... $ 5,759       $ 3,687       $13,460       $ 5,970
                                                           =======       =======       =======       =======

     Weighted average common shares outstanding ..........  72,211        47,051        65,315        45,490
                                                           =======       =======       =======       =======

           On October 23, 1995, the Trustees declared a cash distribution of $.2875 per Common Share to be paid on November 16, 1995 to shareholders of record on November 3, 1995.

(5)  Borrowings

           Concurrent with the Merger (See Note 2), PTR increased its unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") to $350 million and received a reduction in the interest rate to the greater of prime or the federal funds rate plus 0.50%, or at PTR's option, LIBOR plus 1.375% (which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the rating of PTR's senior unsecured debt). Additionally, there is a commitment fee on the average unfunded line of credit balance. In addition, Wells Fargo Realty Advisors Funding, Incorporated was added as co-agent.

           The TCB line matures August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement.

           At September 30, 1995, PTR was in compliance with all debt covenants.

                        SECURITY CAPITAL PACIFIC TRUST

                              September 30, 1995

            Interest paid on all borrowings for the nine months ended September 30, 1995 was $25,686,000 including $8,597,000 of interest capitalized during construction. Interest paid on all borrowings for the nine months ended September 30, 1994 was $14,861,000 including $4,254,000 of interest capitalized during construction.

            Amortization of loan costs included in interest expense for the nine months ended September 30, 1995 and 1994 was $930,000 and $1,614,000,
       respectively.

(6)    Series B Cumulative Redeemable Preferred Shares

            On May 11, 1995, the Board of Trustees authorized PTR to classify and issue the Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The net proceeds to PTR from the sale of the Series
       B Preferred Shares were $101.4 million. The net proceeds were used for the development and acquisition of additional multifamily properties, for the repayment of indebtedness under PTR's revolving line of credit and for working capital purposes.

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

            The Series A Preferred Shares and the Series B Preferred Shares will rank on a parity as to distributions and liquidation proceeds. Series A Preferred Shares and Series B Preferred Shares are collectively referred to as "Preferred Shares."

(7)    REIT Management and Property Management Agreements

            In June 1995, PTR renewed and amended its REIT Management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), formerly Security Capital (Southwest) Incorporated

                        SECURITY CAPITAL PACIFIC TRUST

                              September 30, 1995


to provide REIT Management services to PTR. The REIT Manager is a subsidiary of Security Capital Group which owns approximately 37.9% of PTR's Common Shares. The REIT Management fee for the nine months ended September 30, 1995 was $14,676,000 and $9,443,000 for the nine months ended September 30, 1994.

     SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties. For the nine months ended September 30, 1995 and 1994, PTR paid SCG Realty Services aggregate fees of $5,722,000 and $4,663,000 respectively. In addition to property management, SCG Realty Services has performed certain due diligence services for PTR's acquisitions. Effective October 1, 1994, SCG Realty Services no longer performed due diligence services for PTR. Security Capital Group is the sole shareholder of SCG Realty Services. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and are at rates prevailing in the markets in which PTR operates.

                      Independent Auditors' Review Report
                      -----------------------------------


The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:


We have reviewed the accompanying balance sheet of SECURITY CAPITAL PACIFIC TRUST as of September 30, 1995, and the related statements of earnings for the three- and nine-month periods ended September 30, 1995 and 1994 and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

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


Chicago, Illinois
October 20, 1995

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

     PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for 1995. Expense levels also influence operating results, and rental expenses (other than real estate taxes) for multifamily properties have generally increased at approximately the same rate as rents for 1994 but are expected to increase at a lower rate for 1995.

Merger and Concurrent Subscription Offering

     On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated (PACIFIC), a Maryland corporation, with and into PTR. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a PTR Common Share. As a result, 8,468,460 common shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. Additionally, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its newly expanded target market. The Merger expands PTR's target market to include a six-state region of the western United States with 129 submarkets. As a result, PTR is well-positioned to deploy capital in the geographic areas of the United States that it believes are expected to provide some of the most attractive multifamily growth opportunities.

     Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares issued). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group Incorporated (Security Capital Group) purchased $50 million (3.1 million Common Shares issued) in the subscription offering pursuant to the oversubscription privilege.

Results of Operations

     Interim Period Comparison

     During the nine months ended September 30, 1995, PTR acquired 22 multifamily properties aggregating 6,833 units for a total purchase price, including planned renovations, of approximately $305.9 million (acquisitions from the Merger represented 17 operating multifamily properties, aggregating 5,579 units, for a total purchase price, including planned renovations, of approximately $246.1 million), and completed development of 11 multifamily properties aggregating 1,842 units with a completed cost of $74.4 million. At September 30, 1995, PTR had 6,045 multifamily units under construction with a budgeted completion cost of $295.9 million and had in the final planning stages an estimated 4,916 multifamily units with an aggregate expected investment of $263.7 million. During the nine months ended September 30, 1994, PTR acquired 17 multifamily properties aggregating 6,203 units for a total purchase price, including planned renovations, of approximately $252.1 million and completed development of 10 multifamily properties aggregating 2,378 units with a completed cost of $109.2 million. At September 30, 1994, PTR had 3,629 multifamily units under construction with a budgeted completion cost of $148.7 million and had in the final planning stages an estimated 5,327 multifamily units with an aggregate budgeted completion cost of $264.3 million.

     Property Operations

     Property operations contributed to increased net earnings primarily due to property rental income increases of $58.3 million (44.5%), partially offset by higher rental expenses, which increased by $19.4 million (34.3%) for the nine months ended September 30, 1995 over 1994. Depreciation expense increased $8.8 million (50.3%) for the nine months ended September 30, 1995 over 1994. These increases are due primarily to additional operating multifamily properties placed in service. For operating multifamily properties, rental expenses were 40.6% and 43.8% of rental revenue during the nine months ended September 30, 1995 and 1994, respectively. At September 30, 1995, 82.3% of PTR's operating multifamily properties, based on cost, were classified by PTR as stabilized. At September 30, 1995, PTR's operating multifamily properties were 96.5% leased and PTR's stabilized multifamily properties were 97.1% leased.

     Multifamily Properties Fully Operating throughout Both Periods

     For the 80 multifamily properties that were fully operating throughout the nine months ended September 30, 1995 and 1994 (including 5 properties acquired in the Merger), property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's aggregate investment in these properties increased to 10.8% in 1995 from 10.2% in 1994. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $10.4 million (1.4% of total investment in these properties) as a result of renovation and other capital expenditures. Rental income increased 4.0% (the majority resulting from 3.0% rental rate increase) for such properties for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Performance of these properties was further enhanced by decreases in the core operating expenses which were offset by turnover expense as the properties achieved stabilization.

    Interest Income

    Interest income for the nine months ended September 30, 1995 decreased $209,000 (10%) compared to 1994, primarily resulting from a decrease in interest income from a $4.6 million mortgage note receivable which was paid off in April 1995 and from bank accounts due to lower average cash balances in 1995 ($11.9 million) as compared to 1994 ($14.8 million). The higher average cash balances in 1994 resulted from the proceeds of the long term debt offering of $200 million which was closed in February 1994, as more fully discussed under "Liquidity and Capital Resources."

    Interest Expense

    Interest expense increased $379,000 (2.7%) for the nine months ended September 30, 1995 when compared to 1994. The increase is primarily attributable to the increase in interest expense of $1.5 million resulting from the issuance of $200 million of long term notes in February 1994, as more fully discussed under "Liquidity and Capital Resources".

    Mortgage interest expense increased $3.4 million (75.6%) for the nine months ended September 30, 1995 when compared to 1994 as a result of the addition of mortgages aggregating $59.2 million in connection with the Merger and other acquisitions.

    Line of credit interest expense decreased $220,000 (5%) resulting primarily from lower outstanding balances offset by higher interest rates relating to PTR's revolving credit facility. Average borrowings on the line of credit were approximately $51.0 million (with an average interest rate of 8.96%) during the nine months ended September 30, 1995, as compared to average borrowings of $54.9 million (with an average interest rate of 7.24%) during 1994.

    The increases in interest expense were offset by an increase of $4.3 million (102.1%) in capitalized interest. The increase in capitalized interest is attributable to increased multifamily development activity for the nine months ended September 30, 1995 as compared to 1994.

    General and Administrative Expense Including REIT Management Fee

    The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $5.2 million (55.4%) during the nine months ended September 30, 1995 as compared to 1994 because cash flow increased substantially (see "REIT Management Agreement"). With the issuance in February 1994 of $200 million of amortizing, long term debt as more fully described under "Liquidity and Capital Resources," the REIT management fee effectively declines in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the agreement, associated with the long term debt will be deducted from the cash flow amount on which the REIT management fee is based. In addition, the REIT Management Agreement was modified to provide that distributions paid in respect of non-convertible preferred shares, such as the Series B Preferred Shares, described below in "Liquidity and Capital Resources", will be deducted from the cash flow amount on which the REIT management fee is based.

     Provision for Possible Loss

     PTR is a minority partner with a 40% interest in a partnership which owns and operates an office building near Dallas, Texas. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in provisions for possible loss of $4 million in the first quarter of 1994. PTR's share of the loss provisions was $1.6 million as reflected in the statement of earnings for September 30, 1994. During the nine months ended September 30, 1995, the partnership approved the sale of the property in the amount of $6.2 million, scheduled to close during the fourth quarters of 1995. As a result, PTR recorded an additional loss provision of $220,000 as reflected in the statement of earnings for September 30, 1995. PTR's net carrying value after the provisions is $2.3 million. These provisions have no impact on cash flow from operating activities nor does PTR have any further financial obligation to the partnership.

     Other

     Property revenues, operating expenses, income from property operations before depreciation, income from property operations and net earnings for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine month periods ended September 30, 1995 and 1994.

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

     Net cash flow provided by operating activities increased by $16.1 million (24.0%) for the nine months ended September 30, 1995 compared to 1994. The increase is due primarily to increased cash flow from property operations offset partially by changes in the timing of the payment of accounts payable and accrued expenses in 1995 as compared to 1994.

     Investing Activities

     During the nine months ended September 30, 1995, PTR invested $389.1 million for the development, acquisition (including properties acquired in the Merger), and renovation of multifamily properties, net of $59.2 million in mortgages assumed. During the first nine months of 1994, PTR invested $319.3 million for the development, acquisition, and renovation of multifamily properties, net of $56.8 million in mortgages assumed. Except for the properties acquired in the Merger, which were financed with the issuance of Common Shares, these developments, acquisitions, and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

    At September 30, 1995, PTR had unfunded development commitments for developments under construction of $151.5 million. Additionally, the land PTR owned or controlled through letters of intent or contingent contracts at such date, subject to PTR's final due diligence, will allow for the development of additional multifamily units, which will be an important generator of growth for PTR in 1996 and beyond. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

    Financing Activities

    PTR's financing activities for the nine months ended September 30, 1995 provided $115.4 million as compared to $247.4 million for the same period in 1994. In addition, PTR issued $138.7 million in Common Shares in March 1995 in exchange for all of PACIFIC's Common Stock. The decrease in cash flow provided by financing activities is primarily due to the repayment of revolving credit balances ($299.9 million during the nine months ended September 30, 1995 as compared to $214.3 million during the same period in 1994) and an increase in distributions to shareholders ($71.5 million during the nine months ended September 30, 1995 compared to $46.1 million for the same period in 1994) offset by more offering proceeds received during the nine months ended September 30, 1995 as compared to long term debt proceeds received during the same period in 1994. Proceeds from the offerings were used for acquisition, development and renovation of multifamily properties, to repay revolving credit balances incurred for such purposes, and for working capital purposes. Pending additional investment in multifamily properties, PTR has invested the remaining net proceeds in short term money market instruments.

    On March 23, 1995, PTR increased its unsecured revolving line of credit facility to $350 million. The line of credit expires August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. Borrowings bear interest at the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.375% (which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the rating of PTR's senior unsecured debt). Additionally, there is a commitment fee on the average unfunded line of credit balance. All debt incurrences are subject to covenants that PTR maintain (i) an interest coverage ratio of not less than 2:1,
(ii) a debt to tangible net worth ratio no greater than 1:1, (iii) a fixed charge ratio of no less than 1:4 and (iv) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness. PTR is in compliance with all debt covenants. At October 20, 1995 there were $31 million outstanding under the line of credit.

    PTR expects to finance developments, acquisitions and renovations with cash an hand and borrowings under its line of credit prior to arranging long term capital in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long term debt to total long term capitalization, the sum of long term debt and shareholders' equity after adding back accumulated depreciation (20.4% at September 30, 1995), provides considerable flexibility to prudently utilize long term debt as a future financing tool. PTR intends to limit the sum of long term debt and line of credit debt to less than 40% (debt covenants permit up to 50%) of the sum of total book capitalization. PTR expects primarily to fund additional growth for the foreseeable future primarily through further issuances of unsecured long term, fixed rate amortizing debt securities similar to the $200 million long term debt issued in February 1994 and through its asset optimization strategy. To a lesser extent, under certain circumstances, PTR may arrange for debt with different maturities in order to optimize its debt maturities.

     Based on the Merger, the concurrent subscription offering, debt issuance capacity, asset optimization strategy and current real estate and debt market conditions, PTR believes it has reached an optimal level of common equity capitalization. Hence, PTR has no current plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

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

    Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $12.9 million and $13 million for the nine months ended September 30, 1995 and 1994, respectively.

    Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the Preferred Shares.

    Funds from operations represents PTR's net earnings computed in accordance with GAAP, excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio in that such calculation reflects cash flow from operating activities and the properties' ability to support interest payments and general operating expenses before the impact of certain activities, such as gains or losses from property sales and changes in accounts receivable and accounts payable. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations for the nine months ended September 30, 1994 has been restated to give effect to this policy as if it had been in effect since January 1, 1994. As a result, funds from operations attributable to Common Shares increased $29.6 million (74%) to $69.5 million for the nine months ended September 30, 1995 from $39.9 million for 1994. The increase resulted primarily from increased properties in operation. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

         3.1 -- First Articles of Amendment to Articles Supplementary dated May 17, 1995 of Security Capital Pacific Trust.
                                                 Sequentially numbered page __

         3.2 -- Articles of Merger merging Pacific into PTR dated March 23,
                1995.

        10.1 -- Amended and Restated Credit Agreement between PTR, the banks party thereto and Texas Commerce Bank National Association, as agent, and Wells Fargo Realty Advisors Funding, Incorporated, as co-agent, dated August 11, 1995.
                                                 Sequentially numbered page __

        15   -- Letter from KPMG Peat Marwick LLP dated October 23, 1995 regarding unaudited financial information.
                                                 Sequentially numbered page __

        27   -- Financial Data Schedule
                                                 Sequentially numbered page __

        (b)    Reports on Form 8-K: - none

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  October 23, 1995                SECURITY CAPITAL PACIFIC TRUST



                                       /s/ William Kell
                                       -------------------------------
                                       William Kell, Vice President
                                       and Duly Authorized Officer
                                       and Principal Financial Officer