Form 10-K
period 1995-12-31
SECURITY CAPITAL PACIFIC TRUST
filed 1996-03-22
CIK 80737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM       TO      .

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                   ON WHICH REGISTERED
                    -------------------                  ---------------------
      Common Shares of Beneficial Interest, par value   New York Stock Exchange
       $1.00 per share
      Cumulative Convertible Series A Preferred Shares  New York Stock Exchange
       of Beneficial Interest, par value $1.00 per
       share
      Series B Cumulative Redeemable Preferred Shares   New York Stock Exchange
       of Beneficial Interest, par value $1.00 per
       share
      Preferred Share Purchase Rights                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
  Based on the closing price of the registrant's shares on March 20, 1996, the aggregate market value of the voting shares held by non-affiliates of the registrant was $971,468,531.25.
  At March 20, 1996, there were outstanding approximately 72,210,918 Common Shares of Beneficial Interest of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1996 annual meeting of its shareholders are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                               PAGE
 ---- -------------------------------------------------------------------   ----

                                     PART I

  1.  Business...........................................................     3
      Security Capital Pacific Trust.....................................     3
      Strategy for Cash Flow and Distribution Growth.....................     4
      Multifamily Properties.............................................     5
      Non-Multifamily Properties.........................................     6
      Investment Analysis................................................     7
      Strategic Accomplishments..........................................     7
      The REIT Manager...................................................    10
      Officers of PTR and Directors and Officers of the REIT Manager and
         Relevant Affiliates.............................................    12
      Insurance..........................................................    18
      Competition........................................................    18
      Environmental Matters..............................................    18
      Employees..........................................................    19
      Executive Officers.................................................    19
  2.  Properties.........................................................    19
      Portfolio Composition..............................................    28
      Geographic Distribution............................................    29
  3.  Legal Proceedings..................................................    29
  4.  Submission of Matters to a Vote of Security Holders................    29

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder
       Matters...........................................................    30
  6.  Selected Financial Data............................................    32
  7.  Management's Discussion and Analysis of Financial Condition and Re-
       sults of Operations...............................................    33
      Overview...........................................................    33
      Merger and Concurrent Subscription Offering........................    33
      Results of Operations..............................................    33
      Environmental Matters..............................................    38
      Liquidity and Capital Resources....................................    38
      REIT Management Agreement..........................................    41
  8.  Financial Statements and Supplementary Data........................    42
  9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure Matters.......................    42

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................    42
 11.  Executive Compensation.............................................    42
 12.  Security Ownership of Certain Beneficial Owners and Management.....    42
 13.  Certain Relationships and Related Transactions.....................    42

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....    43

                                     PART I

ITEM 1. BUSINESS

SECURITY CAPITAL PACIFIC TRUST

  The objective of Security Capital Pacific Trust ("PTR") is to be the preeminent real estate operating company focusing on multifamily property in its western United States target market. PTR's REIT manager is Security Capital Pacific Incorporated (the "REIT Manager" or "REIT Management"). Through its REIT Manager, PTR is a fully integrated operating company which focuses on development, acquisition, operation and long-term ownership of multifamily properties. At January 31, 1996, PTR owned and operated or was developing 55,445 multifamily units with a total expected cost of $2.3 billion, including budgeted costs of planned renovations and development expenditures. PTR's recent investment activity is focused primarily on the following metropolitan areas: Portland, Oregon; Salt Lake City, Utah; San Diego, California; San Francisco (Bay Area), California; and Seattle, Washington. PTR's properties are located in 23 metropolitan areas in 12 states. See "Item 2. Properties."

  PTR seeks to achieve long-term sustainable growth in cash flow by maximizing the operating performance of its core portfolio through value-added operating systems and concentrating its experienced team of professionals on developing and acquiring industry-leading product in targeted submarkets exhibiting strong job growth and favorable demographic trends.

  PTR highlights include:

  . Net operating income increased 7.8% in 1995 for PTR's multifamily properties that were fully operating throughout both 1994 and 1995. At January 31, 1996, PTR's operating multifamily properties were 95.9% leased.

  . PTR believes that development of multifamily properties that are built for long-term ownership and that target an underserved market (moderate income households, defined as those households earning 65% to 90% of a submarket's median income; for PTR's submarkets, $25,870 to $35,821 based on a weighted average median income using the number of households in each submarket) will provide a substantial source of long-term cash flow growth. At January 31, 1996, PTR had completed $326.6 million of multifamily developments, had $316.8 million of developments under construction, had $391.8 million of developments in planning for which construction is anticipated to commence within 12 months and owned $30.0 million of land held for future development. See "Item 1. Business-- Strategy for Cash Flow and Distribution Growth--Development."

  . Security Capital Group Incorporated ("SCG"), PTR's largest shareholder, which owned 37.9% of PTR's common shares of beneficial interest, par value $1.00 per share (the "Common Shares"), at March 18, 1996, is the owner of the REIT Manager and has provided common equity investment capital to PTR, at the same times and on the same terms made available to public investors.

  . Based on forecasts published by Woods & Poole Economics, Inc., the projected growth in population of PTR's target market cities is 29.2% for the years 1995-2015, whereas the projected growth in population in the United States as a whole for such period is 18.0%. For the same time period, job growth is projected to be 26.4% in PTR's target market cities, and 20.8% in the United States as a whole.

  . PTR develops and acquires properties with a view to effective long-term operation and ownership. The REIT Manager utilizes its affiliate, Security Capital Investment Research Incorporated ("Security Capital Investment Research"), to conduct comprehensive evaluations of PTR's target market to identify those submarkets and product types that offer above average prospects for long-term cash flow growth. These detailed market evaluations, combined with PTR's extensive development experience, and as one of the largest multifamily property owners in its target market, assist PTR in identifying the submarkets and product types that will offer above average opportunities for long-term cash flow growth.

  . The REIT Manager provides both strategic and day-to-day management for PTR, including research, investment analysis, acquisition and development services, asset management, capital markets services, disposition of assets and legal and accounting services. As of March 20, 1996, 134 professionals were employed by the REIT Manager and its specialized service affiliates, including 6 professionals focused solely on research and 64 professionals focused on property development, acquisition, disposition and due diligence. Through the REIT Manager and its affiliates, PTR functions as a fully integrated operating company.

  . The REIT Manager, through its affiliated capital markets group, has arranged for over $1.5 billion of capital for PTR since PTR's inception, including $835.1 million in common equity financing, $335 million in preferred equity financing and $350 million in long-term debt financing (including $150 million in long-term debt financing raised in February
    1996).

  . PTR's long-term debt as a percentage of total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) was 21% at December 31, 1995 on an historical basis and 27% at January 31, 1996 on a pro forma basis, giving effect to PTR's offering of $150 million of long-term unsecured senior debt in February 1996 and the application of the net proceeds therefrom. At March 20, 1996, PTR had $30.5 million of outstanding borrowings under its $350 million unsecured bank line of credit.

  PTR has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. PTR was formed in 1963 and is a real estate investment trust organized under the laws of Maryland. Its principal executive offices are located at 7777 Market Center Avenue, El Paso, Texas 79912, and its telephone number is (915) 877-3900.

STRATEGY FOR CASH FLOW AND DISTRIBUTION GROWTH

  PTR seeks to achieve long-term sustainable growth in cash flow by maximizing the operating performance of its core portfolio through value-added operating systems and concentrating its experienced team of professionals on developing and acquiring industry-leading product in targeted submarkets exhibiting strong job growth and favorable demographic trends.

  Commitment to Fundamental Real Estate Research. The REIT Manager utilizes its affiliate, Security Capital Investment Research, to conduct comprehensive evaluations of PTR's target market to identify those submarkets and product types that offer above average prospects for long-term cash flow growth. These detailed market evaluations, combined with PTR's extensive development experience, and as one of the largest multifamily property owners in its target market, assist PTR in identifying the submarkets and product types that will offer above average opportunities for long-term cash flow growth.

  Asset Review and Reallocation. PTR develops and acquires properties with a view to effective long-term operation and ownership. Each year, REIT Management actively reviews PTR's asset base. These reviews generate operating and capital plans and, with guidance from Security Capital Investment Research, identify submarkets and product types that PTR believes represent above average long-term growth opportunities. For each submarket, PTR's research evaluates 24 key variables that PTR has identified as having the most impact on multifamily operating performance. This research provides PTR with the information needed to target specific resident profiles and identify unit mix, density and amenities for each community which will provide the greatest opportunity for consistent rental increases and high occupancies. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment criteria. The proceeds therefrom will be redeployed, preferably through like-kind exchanges, into assets that are more consistent with PTR's investment objectives.

  Development. At January 31, 1996, PTR had completed $326.6 million of multifamily developments, had $316.8 million of developments under construction and had $391.8 million of developments in planning.

The term "in planning" means developments owned or under control (land which is under control through contingent contract or letter of intent) with construction anticipated to commence within 12 months. At January 31, 1996, PTR also owned $30.0 million of land held for future development. PTR has engaged in multifamily development since 1970. PTR has developed from the ground up, or has in development, a total of $1.0 billion of properties which represent 44.5%, based on expected cost, of its multifamily portfolio as of January 31, 1996. Historically, actual operating results on properties developed by PTR have generally exceeded projected operating results and the results available from properties that were acquired rather than developed by PTR. PTR's development strategy is to focus on developing state of the art product in attractive submarkets to address specific renter preferences and demographic trends. PTR believes that developing communities designed for long-term appeal to the largest segment of the renter population (moderate income households) will allow PTR to achieve more consistent rental increases and higher occupancies over the long-term and, thereby, realize cash flow growth. Moderate income residents are typically longer-term residents due, in part, to the financial resources required to purchase single-family homes. As a result, turnover expenses associated with properties designed for moderate income households are generally lower than those designed for upper middle or middle income households. PTR carefully manages development risks by obtaining zoning and public approvals prior to purchasing land. PTR does not take construction risk, but instead uses qualified third party general contractors to build its properties, using guaranteed maximum price contracts. To enhance its flexibility in developing and acquiring properties, PTR may also from time to time enter into presale agreements with third party owner-developers to acquire properties developed by such owner-developers where the developments meet PTR's investment criteria. PTR targets development in submarkets with high occupancy rates where population and job growth trends indicate increasing future demand. PTR cannot eliminate all development risk but believes that the opportunities to better control product and realize higher returns from development properties more than compensate for the retained risk.

  Development opportunities also permit PTR to incorporate into multifamily communities proprietary technologies and designs aimed at enhancing long-term rental growth while reducing ongoing maintenance costs. PTR has had the opportunity to evaluate and refine its multifamily product through its long history of development. PTR, unlike a typical merchant builder, intends to own the properties that it develops for the long-term. Hence, PTR emphasizes long-term durability by using materials and designs with an added view towards minimizing long-term operating and maintenance costs.

  REIT Management believes that development of multifamily units that are built from the ground up for long-term ownership and are designed to address specific renter preferences and demographic trends will provide a substantial source of long-term cash flow growth. Therefore, while land prices are favorable, PTR has acquired and will acquire, on an unleveraged basis, prudent amounts of land zoned for future multifamily development. For purposes of the property chart and other information contained herein, land held for these future developments, which approximates 2% of assets, based on cost, has not been aggregated with the multifamily properties.

MULTIFAMILY PROPERTIES

  PTR categorizes operating multifamily properties (which include all properties not in development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly-developed properties) have been completed and in effect for a sufficient period of time (but in no case longer than 12 months or, in the case of properties requiring major rehabilitation, as long as 18 months) to achieve 93% occupancy at market rents. Prior to being "stabilized," an acquired property is considered "pre-stabilized." For operating properties that PTR has acquired, stabilized operations generally have been achieved six to twelve months after acquisition. For properties that PTR has developed, stabilized operations generally have been achieved 12 to 18 months after construction commenced. Due to its active development and acquisition programs, 88.0% of PTR's operating multifamily properties, based on expected cost, were classified by PTR as stabilized as of January 31, 1996. At January 31, 1996, PTR's operating multifamily properties were 95.9% leased and PTR's stabilized multifamily properties were 96.6% leased. PTR's multifamily properties are primarily garden style, two-story multifamily dwellings that range in size from 84 units to 896 units. Resident leases are generally for six-month to twelve-month terms and require security deposits. PTR believes that its multifamily communities generally occupy strategic locations in growing submarkets.

  PTR also develops and operates Homestead Village(R) properties that are comprised of moderately priced corporate efficiency units which are rented for terms generally shorter than six months. As of January 31, 1996, PTR owned 20 operating Homestead Village properties and had 29 Homestead Village properties in development.

  After a detailed review of Homestead Village's performance, the Board of Trustees (the "Board") has asked REIT Management to evaluate all options relating to the operation of Homestead Village assets in order to maximize PTR shareholder value. The analysis will include whether Homestead Village assets should continue to be developed within PTR, be spun out as a new stand-alone entity with a target market extending beyond PTR's current market area, or be offered for sale, merger or disposition to a national operator. The Board has asked that the analysis be completed during 1996 and has engaged Goldman, Sachs & Co. to advise it on this matter. It is possible that certain actions, if pursued, may require approval of the Board and possible shareholder vote. A special committee of independent Trustees has been appointed to consider this matter.

  At January 31, 1996, excluding Homestead Village properties, the average unit size for properties operating and in development was 838 square feet, with 53.5% of the units having two or more bedrooms. Many units have washer/dryer connections and walk-in closets, which REIT Management believes substantially enhance marketability. PTR enhances attractiveness by investing in extensive landscaping when developing or repositioning multifamily units. Other features frequently included in PTR's multifamily communities are playgrounds, fitness centers and community rooms.

  PTR expects to continue to focus a large portion of its future development and acquisition efforts on moderate income multifamily housing priced to appeal to the largest segment of the renter population, based on income, age and household size.

NON-MULTIFAMILY PROPERTIES

  PTR focuses its investment and development activities on multifamily properties. It will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and periodic sales of non-multifamily properties may occur as opportunities arise. The percentage of PTR's rental income generated by non-multifamily properties was less than 2% of total rental income during 1995.

  Hotel. PTR owns a 338-room, five-story hotel building and land located in the Fisherman's Wharf area of San Francisco, California. The hotel building is leased to Holiday Inns of America, Inc. The lease expires in 2018. The effective annual rent is 25% of the hotel's gross room revenues and 5% of gross food and beverage sales. Holiday Inns operates this building jointly with its 243-room building across the street, and PTR's rental income is based on total revenues for both buildings, prorated based on the number of rooms in PTR's building. Average occupancy for the one-year period ended December 31, 1995 was 87.7%, at an average daily room rate of $92.35.

  Office/Industrial. In October 1995, a single asset partnership in which PTR owns a 40% interest sold its only real estate asset, an office building located in the Dallas, Texas metropolitan area. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1995 Compared to 1994--Gains and Provision for Loss on Real Estate and Investments." PTR owns three industrial properties which are warehouse/showroom facilities located in Texas and California, ranging in size from 37,200 square feet to 130,000 square feet and were 100% leased at December 31, 1995.

INVESTMENT ANALYSIS

  Prospective property investments are analyzed pursuant to several underwriting criteria, including purchase price, competition and other market factors, and prospects for long-term growth in cash flow. PTR's investment decision is based upon the expected contribution of the property to long-term cash flow growth on an unleveraged basis. The expected economic contribution is based on an estimate of all cash revenues from leases and other revenue sources, minus expenses incurred in operating the property (generally, real estate taxes, insurance, maintenance, personnel costs and utility charges, but excluding depreciation, debt service and amortization of loan costs) and a reserve for capital expenditures.

  The economic contribution of properties cannot be predicted with certainty, and no assurance can be given that developed or acquired properties will contribute to increased cash flow, or that developments and acquisitions will be available on comparable terms in the future.

STRATEGIC ACCOMPLISHMENTS

 Developments and Acquisitions

  The REIT Manager's development and acquisition professionals are each assigned to a specific metropolitan area within PTR's target market where they review available properties, meet with potential sellers, process planning approvals and monitor construction in progress. PTR has selectively developed and acquired multifamily properties where land costs, demographic trends and market trends indicate a high likelihood of achieving expected operating results. This system has produced multifamily property developments and acquisitions on favorable terms. As of January 31, 1996, the multifamily portfolio consisted of the following (dollars in thousands):

                                                           NUMBER
                                                             OF   TOTAL EXPECTED
                                                           UNITS      COST(1)
                                                           ------ --------------
      Properties Acquired................................. 33,571   $1,291,694
      Developments Completed..............................  8,356      326,617
      Developments Under Construction.....................  6,252      316,792
      Developments in Planning:
        Developments Owned................................  3,271      188,901
        Developments Under Control........................  3,995      202,853
                                                           ------   ----------
          Total Developments in Planning..................  7,266      391,754
                                                           ------   ----------
            Totals........................................ 55,445   $2,326,857
                                                           ======   ==========

--------
(1) Represents cost, including planned renovations, for properties owned or in planning and under control at January 31, 1996. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties in development. Does not include land held for future development, which approximates 2% of assets based on cost.

 Property Management

  The REIT Manager believes that a successful REIT must actively manage its properties in order to increase cash flow and enhance the long-term economic performance of the properties. Prior to retaining the REIT Manager, PTR's properties were managed by several different property managers for whom PTR was one of many customers. In order to gain more control over multifamily operations, the REIT Manager retained SCG Realty Services Incorporated ("SCG Realty Services") to replace other firms as the property manager for most of PTR's garden style properties and Homestead Realty Services Incorporated ("Homestead Realty Services") as property manager for all of PTR's Homestead Village properties. SCG owns each of SCG Realty Services and Homestead Realty Services. At January 31, 1996, SCG Realty Services and Homestead Realty Services managed 88.8% of PTR's operating multifamily properties, based on expected cost, with the balance in various stages of transition to SCG Realty Services' management.

  SCG Realty Services has over 950 employees dedicated to the management of PTR's properties. SCG Realty Services emphasizes locally-based management of PTR's properties and has opened 11 local offices to serve PTR's target market. Homestead Realty Services has over 270 employees dedicated to the management of PTR's Homestead Village properties and has opened seven local offices to serve PTR's target market. This network improves SCG Realty Services' and Homestead Realty Services' ability to respond to changes in local market conditions and resident needs. The REIT Manager believes that SCG Realty Services and Homestead Realty Services have developed superior marketing programs, operating procedures, financial controls, information systems and training programs, which it expects to positively affect rental returns and occupancy rates. In addition, incentive compensation programs have been implemented for on-site property managers to further improve the performance of the properties. Rates for services performed by SCG Realty Services and Homestead Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and are at rates prevailing in the markets in which PTR operates. During 1995, PTR paid aggregate fees of $7,894,000 and $1,018,000 to SCG Realty Services and Homestead Realty Services, respectively.

 Capital Markets

  REIT Management believes that a successful REIT must have the ability to access the capital markets efficiently, expeditiously and cost effectively. PTR's capital markets ability permits it to capitalize on the development and acquisition opportunities that PTR believes exist in its target market. In order to maximize this function and enhance relationships with major institutional sources of capital, SCG has formed a registered broker-dealer subsidiary, Security Capital Markets Group Incorporated ("Capital Markets Group"). Capital Markets Group's services are included in the REIT Manager's fee and do not result in a separate charge to PTR. Capital Markets Group and the REIT Manager have arranged innovative public offering structures, underwritten offerings and substantial credit facilities for PTR, including:

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

    In October 1992, PTR raised $73.4 million of net proceeds from a rights offering to holders of Common Shares and a public offering of Common Shares to institutional investors;

    In February and March 1993, PTR raised $129.5 million of net proceeds from a public offering of Common Shares that was 82% underwritten by a syndicate of investment banks;

    In September 1993, PTR raised $165.3 million of net proceeds from a rights offering to holders of Common Shares and a public offering of Common Shares to institutional investors;

    In November 1993, PTR raised $219.7 million of net proceeds from an underwritten public offering of Cumulative Convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares");

    In February 1994, PTR raised $196.4 million of net proceeds from an underwritten public offering of fully amortizing, long-term unsecured senior debt securities;

    In August 1994, PTR raised $101.8 million of net proceeds from a rights offering to holders of Common Shares;

    In March 1995, PTR raised $216.3 million of net proceeds from a subscription offering for Common Shares that closed concurrently with the merger (the "Merger") between PTR and Security Capital Pacific Incorporated ("PACIFIC") (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Merger and Concurrent Subscription Offering");

    In May 1995, PTR raised $101.4 million of net proceeds from an underwritten public offering of Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series B Preferred Shares"); and

    In February 1996, PTR raised $148.2 million of net proceeds from an underwritten public offering of fully amortizing, long-term unsecured senior debt securities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities."

  For the Common Share offerings, PTR's underwriting commissions (all of which were paid to unaffiliated underwriters) have been $8.8 million, representing 1.05% of gross proceeds of $835.1 million, compared to an average commission cost of 5.47% for all public equity REIT offerings of common shares, other than initial public offerings, from January 1, 1991 through December 31, 1995.

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

    In November 1993, the REIT Manager negotiated and assisted in syndicating an extension of the maturity of this line of credit from August 1994 to August 1995 and an increase to $200 million, with a reduction in interest rate to prime or, at PTR's option, LIBOR plus 2.0%;

    In August 1994, the REIT Manager negotiated and assisted in converting the line of credit to an unsecured facility;

    In October 1994, the REIT Manager negotiated and assisted in syndicating an extension of the maturity of the line of credit from August 1995 to August 1996 and an increase to $275 million, with a reduction in interest rate to the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.75% (varying based upon the rating of PTR's senior unsecured debt from LIBOR plus 1.75% to LIBOR plus 2.0%);

    In March 1995, the REIT Manager negotiated and assisted in syndicating an increase in the line of credit to $350 million and negotiated a reduction in the interest rate to the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.625% (varying based upon the rating of PTR's senior unsecured debt from LIBOR plus 1.25% to LIBOR plus 2.0%); and

    In August 1995, the REIT Manager negotiated a reduction in the interest rate to the greater of prime or the federal funds rate plus 0.5% or, at PTR's option, LIBOR plus 1.375% (which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the rating of PTR's senior unsecured debt).

  PTR's increased borrowing capacity enables it to develop and acquire multifamily properties prior to securities offerings and to eliminate or minimize the amount of cash it must invest in short term investments at low yields. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  PTR's strategy includes maintaining a conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) (21% at December 31, 1995 on an historical basis and 27% at January 31, 1996 on a pro forma basis, giving effect to PTR's offering of $150 million of long-term unsecured senior debt in February 1996 and the application of the net proceeds therefrom). PTR believes its current conservative leverage provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future.

THE REIT MANAGER

  The REIT Manager provides both strategic and day-to-day management for PTR, including research, investment analysis, acquisition and development services, asset management, capital markets services, disposition of assets and legal and accounting services, all of which are included in the REIT Management fee. Hence, PTR depends upon the quality of the management provided by the REIT Manager. As of March 20, 1996, 134 professionals were employed by the REIT Manager and its specialized service affiliates. The REIT Manager also provides office and other facilities for PTR's needs.

  The REIT Manager believes that the quality of management should be assessed in light of the following factors:

    Management Depth/Succession. Management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the REIT. The REIT Manager believes that several of its senior officers could serve as the principal executive officer and continue PTR's performance. See "-- Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates."

    Strategic Vision. Management should have the strategic vision to determine an investment focus that provides both favorable initial yields and strong long-term growth prospects. The REIT Manager has demonstrated its strategic vision by focusing PTR on multifamily properties in target markets where demographic and supply factors have permitted high occupancies at increasing rents. This favorable environment was enhanced by financing constraints for competitors, which permitted investments by PTR on attractive terms. See "--Strategic Accomplishments--Developments and Acquisitions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Research Capability. Management should have the means for researching both markets and products to determine appropriate investment opportunities. PTR divides its target market into a total of 298 submarkets for analysis purposes. The REIT Manager and its affiliate, Security Capital Investment Research, have several professionals devoting substantial time to research, on a submarket-by-submarket basis, who are closely supervised by the Managing Directors of the REIT Manager; hence, the REIT Manager's research has provided important guidance for PTR's investment decisions.

    Investment Committee Process. Investment committees should provide discipline and guidance for the investment activities of the REIT in order to achieve its long-term strategic objectives. The five members of the REIT Manager's Investment Committee have a combined 84 years of experience in the real estate industry. See "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The Investment Committee receives detailed written analyses and research, in a standardized format, from the REIT Manager's development and acquisition personnel and evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the Board. The quality of the REIT Manager's Investment Committee process is evident from the ability of PTR to achieve its investment goals, generally exceeding its projected initial returns and growth from multifamily investments.

    Development/Redevelopment and Acquisition Capability. Development returns are generally higher than acquisition returns. Additionally, PTR can exert better control over the quality of developed properties than acquired properties. Hence, development is an important source of cash flow growth even during attractive acquisition markets. By internally developing projects and redeveloping well located operating properties, management can capture for the REIT the value that normally escapes through sales premiums paid to successful developers. The REIT Manager's personnel have substantial development and redevelopment experience, as described in "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The REIT Manager has 52 full-time professionals committed to development and acquisition activities. The REIT Manager has arranged for over $1.3 billion of successful acquisitions. At January 31, 1996, the REIT Manager had 6,252 multifamily units under construction with a total expected cost of $316.8 million and had 7,266 multifamily units in planning with a total expected cost of $391.8 million. The REIT Manager has engaged in substantial development on behalf of PTR at attractive yields that have generally exceeded projections. See "--Multifamily Properties" and "-- Strategic Accomplishments--Developments and Acquisitions."

    Due Diligence Process. Management should have experienced personnel dedicated to performing intelligent and thorough due diligence. The REIT Manager has 10 full-time due diligence professionals and has developed uniform systems and procedures for due diligence.

    Capital Markets Capability. Management must be able to effectively raise capital for the REIT in order for the REIT to execute its investment strategy. The REIT Manager has arranged for over $1.5 billion of capital for PTR, including approximately $253.3 million raised from SCG.

    Operating Capability. Management can substantially improve cash flow by actively and effectively managing assets. The REIT Manager and its affiliates have devoted substantial personnel and financial resources to developing value-added operating systems, which control and effectively administer the operation of PTR's multifamily assets.

    Communications/Shareholder Relations Capability. A REIT's success in capital markets and asset acquisition and development activities can be enhanced by management's ability to effectively communicate the REIT's strategy and performance to investors, sellers of property and the financial media. The REIT Manager believes that PTR has now generally established an excellent reputation among these constituencies through its performance and the REIT Manager's communications ability. The REIT Manager provides at its expense full-time personnel who prepare informational materials for and conduct periodic meetings with shareholders, the investment community and analysts. Successfully combining the foregoing attributes can establish for a REIT the ability to increase cash flow and the market valuation of the REIT's portfolio. PTR's cash flow and market valuation have both increased substantially under the REIT Manager's administration.

OFFICERS OF PTR AND DIRECTORS AND OFFICERS OF THE REIT MANAGER AND RELEVANT AFFILIATES

 Directors and Senior Officers of the REIT Manager.

  Members of the REIT Manager's Investment Committee are designated by an asterisk.

  *C. RONALD BLANKENSHIP--46--Chairman of PTR; since March 1991, Chairman of the REIT Manager and Managing Director of SCG; from June 1988 to March 1991, Regional Partner, Trammell Crow Residential, Chicago, Illinois (multifamily real estate development and property management); prior thereto, Executive Vice President and Chief Financial Officer, The Mischer Corporation, Houston, Texas (multibusiness holding company with investments primarily in real estate). While with Trammell Crow Residential, Mr. Blankenship was on the Management Board for Trammell Crow Residential Services, a property management company that managed approximately 90,000 multifamily units nationwide, and was chief executive officer of Trammell Crow Residential Services-North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with the REIT Manager, Mr. Blankenship supervised the development of approximately 9,300 multifamily units. Mr. Blankenship supervises the overall operations of PTR and the REIT Manager.

  *DAVID C. DRESSLER, JR.--42--Director and Chairman of Homestead Village Incorporated ("Homestead Village") since April 1995, Managing Director of PTR since May 1993 and Director and Managing Director of the REIT Manager since April 1992, where he supervises the overall operations of Homestead Village properties on behalf of PTR; from 1984 to May 1991, Regional Partner, Trammell Crow Residential, Boston, Massachusetts (multifamily real estate development and property management). While with Trammell Crow Residential, Mr. Dressler was on the Management Board for Trammell Crow Residential Services (managing 90,000 multifamily units nationwide) and was co-founder and a board member of Trammell Crow Residential Services-North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with the REIT Manager, Mr. Dressler supervised the development of approximately 6,500 multifamily units. Mr. Dressler is also a Managing Director of Security Capital Atlantic Incorporated ("ATLANTIC") and its REIT manager where he supervises the overall operation of Homestead Village properties on behalf of ATLANTIC.

  *R. SCOT SELLERS--39--Managing Director of PTR and Director and Managing Director of the REIT Manager since September 1994, where he has overall responsibility for PTR's investment program, and from May 1994 to September 1994, Senior Vice President of PTR; from April 1993 to May 1994, Senior Vice President of SCG, where he was responsible for national multifamily acquisitions; from September 1981 to April 1993, Mr. Sellers was an operating partner and Vice President of Lincoln Property Company (LPC) (development, acquisition and management of multifamily properties) where he was responsible, among other things, for the development of more than 6,500 apartment units in a number of different markets.

  *PATRICK R. WHELAN--39--Managing Director of PTR and the REIT Manager since December 1995, Director of the REIT Manager since February 1995; since October 1994, President of SCG Realty Services, where he is responsible for overall property management; from February 1994 to October 1994, Senior Vice President and Co-Manager of Multifamily Acquisitions of SCG; from July 1986 to January 1994, Senior Vice President of Trammell Crow Company (development, acquisition and management of commercial properties).

  *JOHN H. GARDNER, JR.--42--Director of the REIT Manager since February 1995; Senior Vice President of PTR and the REIT Manager since September 1994, where he has overall responsibility for multifamily dispositions; from December 1984 to January 1993, Vice President of Asset Management and through September 1994, Managing Director and Principal of Copley Real Estate Advisors in Boston, where he had overall responsibility for the portfolio management function for eight accounts valued at $7.5 billion; prior thereto, Real Estate Manager of Equity Real Estate at John Hancock Companies. Mr. Gardner is also a Senior Vice President of ATLANTIC and its REIT manager where he is responsible for overall multifamily dispositions.

  JEFFREY B. ALLEN--47--Senior Vice President of PTR since September 1995 and the REIT Manager since July 1995, where he has overall responsibility for investments and operations in the Western Region; from October 1981 to July 1995, Managing Director of Paragon Group, where he was responsible for the company's commercial and residential development and management operations in the western region; prior thereto, Vice President of Cabot, Cabot and Forbes Co., where he was responsible for commercial development in the Los Angeles area.

  JAY S. JACOBSON--43--Vice President of PTR since July 1993 and the REIT Manager since March 1994, where he has overall responsibility for investments and operations in the Central Region; from 1988 to June 1993, Vice President-- Residential Development for Michael Swerdlow Companies, Inc. and Hollywood Inc., South Florida real estate development/management companies under common control, where he was responsible for the planning and development of over 2,200 multifamily units as well as other development projects; from 1981 to 1988, General Partner and Chief Executive Officer of Meridian Land Company, a Denver-based real estate development company.

  JEFFREY A. KLOPF--47--Senior Vice President and Secretary of PTR, the REIT Manager and SCG since January 1996, where he provides securities offerings and corporate acquisition services and oversees the provision of legal services for affiliates of the firm; from January 1988 to December 1995, partner of Mayer, Brown & Platt where he practiced corporate and securities law.

  MARK N. TENNISON--35--Vice President of PTR since July 1992 and the REIT Manager since March 1994, where he has overall responsibility for investment and operations in the Northwest Region; from May 1991 to July 1992, Executive Vice President/Chief Operating Officer of Metro Concap, Inc., an operator of over 7,100 multifamily units; from January 1991 to May 1991, attorney for the Federal Deposit Insurance Corporation; and from August 1987 to December 1990, Partner with Trammell Crow Residential (development, construction and management of multifamily properties).

  K. BRUCE WEBSTER--39--Senior Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for investments and operations in the Southwest Region; from November 1994 to March 1995, Senior Vice President of PACIFIC, where he had responsibility for PACIFIC's portfolio performance and asset management; from June 1993 to November 1994, Vice President of Asset Management at Irvine Apartment Communities, with responsibility for property operations, portfolio performance and long-term positioning; prior thereto, President and Chief Operating Officer of Trammell Crow Residential Services North, where he had responsibility and accountability for management company operations and property performance in the midwestern and northeastern United States.

 Other Officers.

  FRANK R. ANDERSON--37--Vice President of PTR and the REIT Manager since June 1995, where he is a Project Manager in the Northwest Region; prior thereto Vice President, Acquisitions and Land Development of Shea Homes, a single and multifamily developer in San Diego.

  ARIEL AMIR--36--Vice President of SCG since June 1994; from September 1985 to April 1994, an attorney with the law firm of Weil, Gotshal & Manges, New York, New York where he practiced securities and corporate law for eight years. Mr. Amir provides securities offerings and corporate acquisition services to PTR.

  ANTHONY R. ARNEST--45--Vice President of PTR and the REIT Manager since November 1994, where he is the head of the due diligence group; from December 1990 to September 1994, Mr. Arnest maintained a private law practice specializing in real estate, development and business and financial consulting; from March 1990 to November 1990, Director of Infill Acquisitions with Lewis Homes of California; from January 1986 to March 1990, Vice President Director of Acquisitions and Forward Planning/Due Diligence with Wesco Development; prior thereto, House Counsel for Torino Development.

  DARCY B. BORIS--33--Vice President of Security Capital Investment Research since June 1995, where she conducts strategic market analysis for PTR and affiliated companies; from August 1993 to June 1995, Ms. Boris worked for Capital Markets Group; from January 1987 to September 1991, Project Manager with Marcus & Millichap, Inc. in Palo Alto, California, where she coordinated development of residential real estate projects.

  JAMES C. BORMANN--43--Vice President of PTR since December 1995 and the REIT Manager since June 1995, where he is responsible for production activities in the Central Region; from August 1992 to May 1995, Vice President of construction with Roseland Property Company (formerly Lincoln Property Company Northeast); prior thereto, Construction Superintendent with Toll Brothers, Inc. Mr. Bormann is a licensed real estate salesperson in Pennsylvania.

  MARK J. CHAPMAN--38--Vice President of Security Capital Investment Research since November 1995, where he is the director of the group and conducts strategic market analysis for PTR and affiliated companies; from March 1995 to November 1995, Vice President of PTR, with asset management responsibilities in five major markets; from November 1994 to March 1995, Vice President of PACIFIC; from July 1989 to November 1994, Vice President at Copley Real Estate Advisors, Inc. where he directed asset management for Copley assets located from Connecticut to Virginia, valued in excess of $1.5 billion; prior thereto, Director of Asset Management for Liberty Real Estate, with responsibility for assets east of the Mississippi River, including multifamily, office and retail properties.

  MARK G. CONROE--38--Vice President of PTR and the REIT Manager since January 1995 and Senior Vice President of Homestead Village since June 1995, where he has overall responsibility for the development program of Homestead Village properties; since February 1994, Vice President of ATLANTIC and its REIT manager, where he was a member of the development group, and where he has overall responsibility for the development program of Homestead Village properties; from October 1991 to February 1994, President of Classic Communities, Inc., a home building company; prior thereto, General Partner and Executive Vice President of the Mozart Development Company, a real estate development company.

  RICHARD W. DICKASON--39--Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for PTR's investment activity in the Northwest Region; from December 1993 to March 1995, Vice President of PACIFIC; from July 1992 to September 1993, President at J.M. Peters Company/Capital Pacific Homes, where he acquired property for the development of single-family homes and apartments; from May 1980 to January 1992, Partner and Vice President of Lincoln Property Company N.C. Inc., where he was responsible for the acquisition, development, construction and management of a sizable multifamily residential portfolio in the California marketplace; prior thereto, Mr. Dickason represented private investors in the development of condominiums, townhouses, shopping centers and single-family homes throughout California.

  JOSEPH G. DI CRISTINA--36--Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for PTR's investment activity in the Central Region; from August 1994 to March 1995, Vice President of PACIFIC; prior thereto, Vice President of Forward Planning at Robertson Homes.

  G. STEPHEN DONOHUE--38--Vice President of PTR since December 1995 and SCG Realty Services since July 1995, where he has overall asset management responsibility for properties in San Antonio and Austin, Texas; from December 1994 to June 1995, Regional Vice President of Insignia Management, where he had asset management responsibilities for 13,000 units (55 properties) in Texas; prior thereto, Vice President/District Manager for Insignia Management in Colorado Springs, Colorado, where he had asset management responsibilities for 3,300 units in the western United States.

  KATHY B. FARR--41--Vice President of PTR and the REIT Manager since June 1995, where she is responsible for multifamily dispositions; from January 1994 to April 1995, Vice President of Corporate

Finance with Irvine Apartment Communities, where she was responsible for all aspects of financing, including the company's working capital line of credit and construction financings for all new development activity; prior thereto, Senior Director Project Finance with The Irvine Company, where she was responsible for negotiating and closing construction and permanent financings on residential and commercial properties. Ms. Farr is also a Vice President of ATLANTIC and its REIT manager where she is responsible for multifamily dispositions.

  PETER M. GRIMM--53--Vice President of PTR since 1975 and the REIT Manager since March 1991, where he is a Project Manager in the Central Region.

  LAURA L. HAMILTON--32--Vice President of PTR and the REIT Manager since June 1995 and Homestead Village since January 1996, where she supervises Homestead Village's due diligence group, and a member of the due diligence group since April 1992; prior thereto Ms. Hamilton was a real estate paralegal with the law firm of Poole, Kelly & Ramo in Albuquerque, New Mexico. Ms. Hamilton is also a Vice President of ATLANTIC and its REIT manager where she is responsible for Homestead Village due diligence.

  CHRISTOPHER C. HARNESS--43--Vice President of PTR and the REIT Manager since December 1995, and a member of the development group since June 1994, where he has overall responsibility for PTR's investment activity in the Southwest Region; from August 1993 to June 1994, Senior Analyst for Due Diligence at SCG Realty Services; prior thereto, Mr. Harness was responsible for development of commercial properties in eight Texas markets for Affiliated Builders.

  NELSON L. HENRY--60--Vice President of PTR since December 1994 and the REIT Manager since January 1995, where he is responsible for production activity in the Western Region; from January 1983 to September 1993, Construction Vice President for Lincoln Property Company N.C. Inc., where he was responsible for the coordination of development in Colorado and California; prior thereto, President of Royal Investment Corporation, a regional multifamily and single-family developer.

  W. GEOFFREY JEWETT--47--Vice President of PTR and the REIT Manager since March 1995 and Homestead Village since January 1996, where he is responsible for strategic operations for Homestead Village properties; from November 1994 to March 1995, Vice President of PACIFIC, where he was involved with and had overall responsibility for acquisitions; from May 1994 to November 1994, Vice President of ATLANTIC, where he had overall responsibility for the acquisitions group; from September 1993 to April 1994, member of the acquisition group of PACIFIC; prior thereto, Vice President of LaSalle Partners Limited in its acquisitions and property finance group, where he provided investment property sale, financing and acquisition services on behalf of corporate and institutional clients throughout the western United States. Mr. Jewett is also a Vice President of ATLANTIC and its REIT manager where he is responsible for strategic operations for Homestead Village properties.

  JOHN JORDANO III--39--Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for PTR's investment activity in the Western Region; from August 1994 to March 1995, Vice President of PACIFIC; from January 1992 to July 1994, Senior Vice President of Prospect Partners, where he was responsible for identifying and advising individual and corporate clients on financial institution and Resolution Trust Corporation REO apartment acquisition and investment opportunities in the western United States; prior thereto, Partner with Trammell Crow Residential Company where he established the Sacramento office and was responsible for the development of multifamily projects.

  JAMES W. KLUBER--45--Vice President and Controller for PTR and the REIT Manager since January 1996, where he supervises accounting and financial reporting for PTR; from June 1993 to December 1995, Vice President and Controller for Security Capital Industrial Trust; from August 1989 to June 1993, Senior Vice President of Finance of Rouse & Associates in Philadelphia, where he had financial and accounting responsibility for more than 200 operating properties, totalling approximately $2.5 billion and comprising 18 million square feet of commercial real estate space.

  LAWRENCE S. LEVITT--39--Vice President of PTR since September 1995 and the REIT Manager since December 1995, where he is a member of the acquisitions group in the Western Region; from May 1992 to August 1995, Vice President-- Director of Residential Acquisitions of Sares-Regis Group, where he managed the residential acquisitions division; from August 1991 to May 1992, Principal of Integrated Mortgage Resources, a commercial and residential mortgage banking firm; prior thereto, Vice President of Con Am Management Corporation, where he directed major transactions.

  DANIEL W. OGDEN--35--Vice President of PTR since December 1995 and SCG Realty Services since March 1995, where he has overall asset management responsibility for properties in Dallas and Houston, Texas, and Oklahoma; from June 1994 to February 1995, Executive Vice President of Mutual Real Estate Corporation in Dallas, where he was responsible for a portfolio located in seven states; prior thereto, Regional Vice President of Lincoln Property Company where he was responsible for the supervision of multifamily units located in twelve mid-Atlantic/Midwest states.

  JOHN R. PATTERSON--44--Vice President of PTR and the REIT Manager since January 1995 and Senior Vice President of Homestead Village since June 1995, where he has overall responsibility for operations and asset management of Homestead Village properties; from July 1993 to January 1995, a Senior Vice President in business development at NationsBank in Atlanta; prior thereto, Division President and Partner of Trammell Crow Residential Services. Mr. Patterson is also a Vice President of ATLANTIC and its REIT manager where he has overall responsibility for operations and asset management of Homestead Village properties.

  MARK P. PEPPERCORN--33--Vice President of PTR and the REIT Manager since February 1995, where he is a member of the acquisitions group in the Western Region; from September 1994 to February 1995, he was a member of the acquisitions group for ATLANTIC and previously, for PTR; from March 1991 to June 1993, Mr. Peppercorn was responsible for the multifamily brokerage division of Transwestern Property Company in Houston; and prior thereto, an Associate Vice President of Eastdil Realty Incorporated.

  GREGG A. PLOUFF--38--Vice President of PTR and the REIT Manager since March 1995 and Homestead Village since June 1995; from July 1994 to March 1995, Vice President of PACIFIC; from November 1993 to July 1994, a member of the acquisitions group; prior to November 1993, Mr. Plouff served in an acquisitions consulting capacity for PTR; prior thereto, Mr. Plouff was with Trammell Crow Residential, most recently as a partner, where he was involved with residential development in the Dallas, Chicago and Southern California markets.

  THOMAS L. POE--38--Vice President of PTR since June 1994 and the REIT Manager since April 1992, where he is responsible for accounting and financial reporting; from 1988 to 1992, Vice President of Finance for the Mischer Corporation, Houston, Texas (real estate investments).

  JERRY D. QUINN--52--Vice President of PTR and the REIT Manager since December 1995, where he is responsible for production activities in the Central Region, and a member of the development group since July 1994; from April 1992 to July 1994, Vice President of Construction with C.F. Jordan Residential; prior thereto, Vice President of Construction with Lincoln Property Company's multifamily development.

  HAROLD D. RILEY--59--Vice President of PTR since 1974 and the REIT Manager since March 1991, where he provides accounting and financial reporting services.

  DAVID K. ROBBINS--44--Vice President of PTR and the REIT Manager since March 1995, where he is a Project Manager in the Western Region; from June 1994 to January 1995, Vice President of ATLANTIC, where he was a member of the development group; from December 1992 to May 1994, Vice President of

PTR, where he had overall responsibility for the due diligence group; from January 1988 to December 1992, partner in the law firm of Hill, Farrer & Burrill in Los Angeles, where his practice focused on real estate acquisitions and development. He also served as general counsel to Hollywood Park Racetrak, where he was involved in forming Hollywood Park's public REIT.

  SALLY J. ROWLING--42--Vice President of PTR since December 1995 and SCG Realty Services since January 1996, where she has overall asset management responsibility for properties in the Northwest Region; from August 1993 to December 1995, a member of the development group of PTR; prior thereto, she was Senior Analyst for Acquisitions at SCG Realty Services, and has more than 18 years experience in property management.

  GARY L. TRUITT--45--Vice President of PTR and the REIT Manager since December 1995 and a member of the development group since January 1995, where he is responsible for production activity in the Northwest Region; from July 1994 to January 1995, Project Manager of C.F. Jordan Inc.; prior thereto, Superintendent of Benchmark Contractors, where he had supervision and code and specifications compliance responsibilities.

  DAVID B. WOODWARD--29--Vice President of PTR since November 1993 and SCG Realty Services since January 1995, where he has overall asset management responsibility for properties in the Western Region; from June 1993 to October 1993, Mr. Woodward was with PTR where he was responsible for property management; prior thereto, asset manager with USF&G's Real Estate Division.

  K. DOUGLAS WRIGHT--49--Vice President of PTR and the REIT Manager since July 1995, where he is a Project Manager in the Western Region; from December 1991 to June 1995, Mr. Wright was a real estate consultant and managed a real estate portfolio; prior thereto, he was president of Summit Development Company.

  In addition, an affiliate of the REIT Manager employs a number of accounting professionals who provide centralized accounting services for PTR.

  Shareholder Relations and Capital Markets. The following persons provide shareholder relations and capital markets services to PTR:

  K. SCOTT CANON--34--President of Capital Markets Group since January 1996, Vice President of Capital Markets Group since August 1993 and a member of Capital Markets Group since March 1992, where he participates in capital markets and institutional investor relations; from September 1991 to March 1992, a personal account director for Chase Manhattan Investment Services; from August 1987 to September 1991, a member of private client services for Goldman, Sachs & Co. Mr. Canon is registered with the National Association of Securities Dealers, Inc.

  JEFFREY A. COZAD--31--Senior Vice President of Capital Markets Group since December 1994, Vice President from September 1992 to November 1994 (in its New York office since June 1993) and a member of Capital Markets Group since March 1992; from August 1991 to August 1992, a member of SCG; in June 1991, Mr. Cozad obtained a M.B.A. from The University of Chicago; prior thereto, an analyst with LaSalle Partners Limited, where he provided corporate real estate services to major institutions from 1986 to 1989. Mr. Cozad is registered with the National Association of Securities Dealers, Inc.

  JAMES J. EVANS JR.--42--Senior Vice President of Capital Markets Group since December 1994, where he provides capital markets services for affiliates of the firm; from December 1992 to November 1994, Managing Director of Copley Real Estate Advisors, where he was responsible for acquisitions in the western United States, and worked on new business initiatives (designing and marketing business products), raising capital and asset management; from December 1988 to December 1992, Vice President and Principal of Copley Real Estate Advisors, where he was responsible for new investments in Southern California; prior thereto, Associate at Copley Real Estate Advisors. Mr. Evans is registered with the National Association of Securities Dealers, Inc.

  ROBERT H. FIPPINGER--52--Vice President of Capital Markets Group since June 1995 and with SCG since October 1994, where he directs corporate communications services for affiliates of the firm; from November 1991 to October 1994, he was with Grubb & Ellis where he represented corporate clients and provided tenant advisory services; prior thereto, Executive Director of Techmart, where he was responsible for management, marketing, operations, leasing and program development of commercial properties.

  GERARD DE GUNZBURG--48--Vice President of Capital Markets Group in its New York office since January 1993; from June 1988 to December 1992, a consultant to American and European companies; prior thereto, Director and Partner of Lincoln Property Company, Europe, where he arranged real estate financing from 1976 to 1988. Mr. de Gunzburg is registered with the National Association of Securities Dealers, Inc.

  ALISON C. HEFELE--36--Vice President of Capital Markets Group since February 1994, where she provides capital markets services for affiliates of the firm; from January 1990 to February 1994, Vice President with Prudential Real Estate Investors (strategic planning and business development for institutional real estate investment management services); from September 1985 to January 1990, a management consultant with McKinsey & Company; prior thereto, a financial analyst with Morgan Stanley Realty Inc. Ms. Hefele is registered with the National Association of Securities Dealers, Inc.

  BRADFORD W. HOWE--31--Vice President of Capital Markets Group since January 1996, where he provides capital markets services for affiliates of the firm and where he has been an associate since December 1994; from March 1993 to December 1994, Assistant Vice President in the real estate investment banking group of Kidder Peabody & Co., Incorporated; prior thereto, real estate consultant at Coopers & Lybrand. Mr. Howe is registered with the National Association of Securities Dealers, Inc.

  JAMES H. POLK III--53--Trustee of PTR; Managing Director of Capital Markets Group since August 1992. Mr. Polk has been affiliated with the REIT Manager since March 1991; prior thereto, he was President and Chief Executive Officer of PTR for sixteen years. He is registered with the National Association of Securities Dealers, Inc. and is a past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.

INSURANCE

  PTR carries comprehensive general liability coverage on its owned properties, with limits of liability of $100 million per property and per occurrence (subject to appropriate deductibles), to insure against liability claims and related defense costs. Similarly, PTR is insured against the risk of direct physical damage in amounts necessary to reimburse PTR on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period (up to a six month period).

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

EXECUTIVE OFFICERS

  All executive functions of PTR are performed by the REIT Manager. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement." The executive officers of the REIT Manager are:

             NAME                       AGE TITLE
             ----                       --- -----
      C. Ronald Blankenship............  46 Chairman
      David C. Dressler, Jr............  42 Managing Director
      R. Scot Sellers..................  39 Managing Director
      Patrick R. Whelan................  39 Managing Director
      Jeffrey B. Allen.................  47 Senior Vice President
      John H. Gardner, Jr..............  42 Senior Vice President
      Jeffrey A. Klopf.................  47 Senior Vice President and Secretary
      K. Bruce Webster.................  39 Senior Vice President
      Jay S. Jacobson..................  43 Vice President
      Mark N. Tennison.................  35 Vice President

  See "--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates" for descriptions of the REIT Manager's executive officers.

ITEM 2. PROPERTIES

  The information in the following table is as of December 31, 1995 for properties owned at December 31, 1995, and as of January 31, 1996 for properties acquired since December 31, 1995 or in planning and under control at January 31, 1996 (dollars in thousands).

                                                   RENTABLE
                                                   UNITS OR              TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                          OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                          ------------- ---------- -------- ---------- ----------
PROPERTIES OWNED AT DE-
 CEMBER 31, 1995:
PROPERTIES STABILIZED AT
 DECEMBER 31, 1995: (2)
 Albuquerque, New Mexi-
  co:
  Commanche Wells.......      1994         98.9%     179    $    5,100 $    5,100
  Corrales Pointe.......      1993        100.0      208         6,688      6,688
  Entrada Pointe........      1994         99.0      208         7,563      7,563
  Pavilions*............       (3)         95.8      240        15,408     15,408
  Sandia Ridge..........      1992         99.6      272         7,495      7,495
  Vista del Sol.........      1993         95.8      168         5,951      5,951
  Wellington Place......      1993         97.5      280        10,002     10,002
 Austin, Texas:
  Anderson Mill Oaks....      1993         96.9      350        12,226     12,226
  Cannon Place..........      1993         96.2      184         6,824      6,824
  La Mirage*............      1994         98.6      348        17,018     17,018

                                                     (see notes following table)

                                                  RENTABLE
                                                  UNITS OR              TOTAL
                         YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                         OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                         ------------- ---------- -------- ---------- ----------
  Homestead Village--
   Burnet*..............     1995         (4)       133    $    4,068 $    4,148
  Hunters Run*..........     1995         98.3%     240        11,382     11,511
  The Ridge.............     1993         98.8      326        10,420     10,420
  Rock Creek............     1993         99.4      314        10,161     10,161
  Saddlebrook*..........     1994         99.0      308        13,284     13,284
  Shadowood.............     1993         99.1      235         6,545      6,545
  Spyglass..............     1992         99.3      298        10,473     10,473
 Dallas, Texas:
  Apple Ridge...........     1993         99.0      304        11,052     11,052
  Custer Crossing.......     1993         96.7      244        10,378     10,378
  Homestead Village--
   Coit Road(5)*........     1994         87.7      133         3,386      3,386
  Homestead Village--
   North Arlington*.....     1995         (4)       137         3,985      4,030
  Homestead Village--
   North Richland
   Hills(5)*............     1994         85.0      133         3,490      3,490
  Homestead Village--
   Skillman Road(5)*....     1992         84.0      131         3,083      3,083
  Homestead Village--
   South Arlington*.....     1995         (4)       141         3,824      3,884
  Homestead Village--
   Stemmons Freeway(5)*.      (6)         85.4      189         4,492      4,612
  Homestead Village--
   Tollway(5)*..........     1993         96.8      119         2,718      2,718
  Indian Creek..........     1993         96.3      328        10,800     10,800
  Post Oak Ridge........     1993         96.7      486        15,121     15,121
  Quail Run.............     1993         96.0      278        10,922     10,922
  Somerset..............     1993         98.7      372        15,065     15,065
  Summerstone...........     1993         99.5      192         7,012      7,012
  Timber Ridge..........     1994         98.1      160         6,950      6,950
  Woodland Park.........     1993         97.7      216         7,238      7,238
 Denver, Colorado:
  Cambrian..............     1993         98.2      383        12,001     12,001
  The Cedars............     1993         99.8      408        17,044     17,044
  Fox Creek Phase I.....     1993         99.4      175         6,149      6,149
  Hickory Ridge.........     1992         99.4      688        23,403     23,403
  Reflections Phase I...     1993         98.6      208         8,738      8,738
  Silvercliff(7)........     1994         95.5      312        16,285     16,285
  Sunwood...............     1992         98.1      156         6,087      6,087
 El Paso, Texas:
  Acacia Park*..........     1995         98.8      336        13,894     13,970
  The Crest*............     1992         95.3      232         7,977      7,977
  Double Tree...........     1993         96.5      284         6,155      6,155
  Las Flores*...........      (8)         94.4      468         8,110      8,110
  Mountain Village......     1992         95.5      288         7,185      7,185
  Park Place*...........      (9)         97.3      292         8,705      8,705
  The Phoenix*..........     1993         97.3      336        10,095     10,095
  Shadow Ridge*.........     (10)         94.9      352        12,244     12,244
  Spring Park(11)*......     1990         98.9      180         5,239      5,239
  Tigua Village*........     (12)         95.1      184         2,283      2,283
 Houston, Texas:
  Beverly Palms.........     1994         98.3      362         9,986      9,986
  Braeswood Park(13)....     1993         96.3      240        12,560     12,560

                                                     (see notes following table)

                                                  RENTABLE
                                                  UNITS OR              TOTAL
                         YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                         OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                         ------------- ---------- -------- ---------- ----------
  Chasewood(14).........     1994         97.3%     260    $   13,540 $   13,540
  Cranbrook Forest......     1993         95.8      261         6,886      6,886
  Homestead Village--
   Bammel-Westfield(5)*.     1994         73.3      135         3,475      3,475
  Homestead Village--Fu-
   qua(5)*..............     1994         84.1      133         3,345      3,345
  Homestead Village--
   Park Ten(5)*.........     1994         82.8      134         3,893      3,893
  Homestead Village--
   Stafford(5)*.........     1995         83.3      133         3,667      3,667
  Homestead Village--
   West by North-
   west(5)*.............     1994         83.3      133         3,432      3,432
  Homestead Village--
   Westheimer(5)*.......     1994         89.9      133         4,001      4,001
  Pineloch..............     1993         95.7      440        13,598     13,598
  Plaza Del Oro.........     1994         98.3      348        11,907     11,907
  Seahawk(15)...........     1994         99.1      224         8,607      8,607
  Weslayan Oaks.........     1993         97.6       84         3,979      3,979
  Woodside Village......     1975         94.9      196         6,560      6,560
 Las Vegas, Nevada:
  The Hamptons..........     1995         97.8      492        20,684     20,684
  Horizons at Peccole
   Ranch................     1995         97.8      408        21,334     21,334
  King's Crossing.......     1995         97.7      440        19,334     19,334
  Sunterra(16)..........     1995         93.7      444        14,004     14,004
 Oklahoma City, Oklaho-
  ma:
  Cimarron Trail........     1994         96.9      228         6,753      6,753
  Warrington............     1993         96.1      204         5,986      5,986
 Omaha, Nebraska:
  Apple Creek(17).......     1994         98.2      384        13,572     13,572
 Phoenix, Arizona:
  Bay Club..............     1993         94.7      472        14,918     14,918
  Foxfire...............     1994         97.3      188         7,277      7,277
  Homestead Village--
   Scottsdale*..........     1995         (4)       120         4,259      4,275
  Moorings at Mesa Cove.     1992         99.0      406        17,152     17,152
  North Mountain Vil-
   lage.................     1994         97.0      568        18,357     18,357
  Papago Crossing.......     1992         97.8      180         3,808      3,808
  Peaks at Papago Park
   Phase I..............     1994         98.6      624        28,128     28,128
  Pheasant Run..........     1993         96.4      248         8,632      8,632
  Presidio at South
   Mountain(18).........     1993         98.7      600        31,356     31,356
  The Ridge.............     1993         98.4      380        12,662     12,662
  San Antigua*..........     1994         99.7      320        23,799     23,799
  San Marin*............     1993         99.6      276        17,939     17,939
  San Marina............     1992        100.0      400         6,891      6,891
  San Marquis North*....     1995        100.0      208         9,888     10,748
  San Marquis South*....     1994        100.0      264        13,449     13,449
  Scottsdale Greens.....     1994         98.1      644        27,685     27,685
  Sunstone..............     1993         99.2      242        10,595     10,595
  Superstition Park.....     1992         97.3      376        12,498     12,498
 Portland, Oregon:
  Club at the Green.....     1995         99.6      254        11,076     11,076
  Double Tree Phase I...     1995         94.7      245        10,386     10,386
  Knight's Castle(19)...     1995         90.2      296        13,137     13,137

                                                     (see notes following table)

                                                  RENTABLE
                                                  UNITS OR              TOTAL
                         YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                         OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                         ------------- ---------- -------- ---------- ----------
  Meridian at
   Murrayhill...........     1995         93.3%     312    $   16,896 $   16,896
  Riverwood Heights.....     1995        100.0      240        10,015     10,015
  Squire's Court........     1995         96.6      235        10,907     10,907
 Salt Lake City, Utah:
  Cherry Creek(20)......     1995         99.1      225         8,919      8,919
  Greenpointe(21).......     1995         90.6      192         6,056      6,056
  Mountain Shadow(22)...     1995         98.3      174         5,636      5,636
 San Antonio, Texas:
  Applegate.............     1993         97.7      344         9,985      9,985
  Austin Point..........     1993         96.3      328        11,905     11,905
  Camino Real...........     1993         93.2      176         6,196      6,196
  Cobblestone Village...     1992         95.7      184         4,551      4,551
  Contour Place.........     1992         99.2      126         2,602      2,602
  The Crescent*.........     1994         99.7      306        15,599     15,599
  Dymaxion Phase I......     1994         97.9      190         4,555      4,555
  The Gables............     1993         92.7      192         7,060      7,060
  Homestead Village--
   Fredricksburg(5)*....     1994         74.6      135         4,038      4,038
  Lakeside Villas.......     1992         93.5      292        13,651     13,651
  Marbach Park..........     1993         96.4      304         7,987      7,987
  Oakhampton Place......     1992         93.9      280        12,174     12,174
  Palisades Park........     1993         91.2      328         8,144      8,144
  Panther Springs.......     1993         90.9       88         3,982      3,982
  Rancho Mirage.........     1993         96.5      254         4,854      4,854
  Sterling Heights*.....     1995         96.0      224        11,992     12,075
  Towne East Village....     1993         95.0      100         2,483      2,483
  Villas of Castle
   Hills................     1993         93.3      163         5,876      5,876
  Villas of St. Tropez..     1992         89.0      273        10,863     10,863
  The Waters of Northern
   Hills................     1994         96.1      305         9,046      9,046
 San Diego, California:
  Scripps Landing.......     1994         97.5      160         9,122      9,122
  Tierrasanta Ridge.....     1994         97.9      340        19,481     19,481
 Santa Fe, New Mexico:
  The Enclave...........     1992         96.6      204         9,748      9,748
  The Meadows of Santa
   Fe*..................     1994         97.6      296        12,471     12,471
  Rancho Vizcaya........     1991         97.2      212        12,093     12,093
 Seattle, Washington:
  Logan's Ridge.........     1995         93.4      258        13,148     13,148
  Matanza Creek.........     1995         86.8      152         6,928      6,928
  Walden Pond...........     1995         90.5      316        13,736     13,736
 Tucson, Arizona:
  Ashton Meadows........     1993         92.6      272         7,141      7,141
  Cobble Creek..........     1992         94.0      301         7,728      7,728
  Craycroft Gardens.....     1992         99.0      101         1,941      1,941
  Rio Cancion...........     1994         93.4      379        19,393     19,393
  Sonoran Terraces......     1992         91.7      374        17,818     17,818
  Sundown Village*......     (23)         92.1      330        12,924     12,924
  Tierra Antigua........     1992         93.9      147         5,466      5,466
  Villa Caprice.........     1993         97.0      268         8,801      8,801

                                                     (see notes following table)

                                                  RENTABLE
                                                  UNITS OR              TOTAL
                         YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                         OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                         ------------- ---------- -------- ---------- ----------
  Windsail(24)..........     1993         93.7%       300  $    9,875 $    9,875
 Tulsa, Oklahoma:
  Southern Slope........     1993         95.1        142       5,333      5,333
                                          ----     ------  ---------- ----------
  Subtotals/Average.....                  96.2%    36,785  $1,375,832 $1,377,301
                                          ----     ------  ---------- ----------
PROPERTIES PRE-STABI-
 LIZED AT DECEMBER 31,
 1995(2):
 El Paso, Texas:
  Cielo Vista...........     1993         92.6%       378  $    6,646 $    8,668
 Houston, Texas:
  Brompton Court(25)....     1994         98.9        794      30,528     31,624
  Homestead Village--As-
   trodome*.............     1995         (4)         165       5,295      5,447
  Homestead Village--
   Willowbrook*.........     1995         (4)         137       3,925      4,017
 Los Angeles, Califor-
  nia:
  Miramonte.............     1995         91.0        290      15,721     16,130
 Las Vegas, Nevada:
  La Tierra at the
   Lakes(26)............     1995         97.5        896      40,967     42,818
 Omaha, Nebraska:
  Oak Brook.............     1995         93.8        162       7,489      7,538
 Portland, Oregon:
  Double Tree Phase
   II(27)...............     1995         92.7        124       6,615      6,615
 Salt Lake City, Utah:
  Plumtree..............     1995         95.5        336      14,246     14,896
 San Antonio, Texas:
  Homestead Village--
   Bitters*.............     1995         (4)         153       4,729      4,832
  Homestead Village--
   DeZavala*............     1995         (4)         141       4,431      4,511
 San Francisco (Bay Are-
  a), California:
  Treat Commons(28).....     1995         94.9        510      38,590     38,955
 Seattle, Washington:
  Millwood Estates......     1995         89.3        300      11,053     11,219
  Remington Park........     1995         95.5        332      18,927     18,977
                                          ----     ------  ---------- ----------
  Subtotals/Average.....                  95.3%     4,718  $  209,162 $  216,247
                                          ----     ------  ---------- ----------
DEVELOPMENTS UNDER CON-
 STRUCTION AT
 DECEMBER 31, 1995:
 Albuquerque, New Mexi-
  co:
  Homestead Village--
   Osuna................     1995          N/A        141  $    3,871 $    5,203
  La Paloma.............     1993          N/A        424      23,087     24,762
  La Ventana............     1994          N/A        232      13,844     15,067
  Vistas at Seven
   Bar(29)..............     1994          N/A        364       6,438     21,639
 Austin, Texas:
  Homestead Village--Mid
   Town.................     1995          N/A        145       3,735      4,462
  Homestead Village--
   Pavillion(29)........     1995          N/A        134         813      5,304
  Hunters' Run Phase
   II(29)...............     1993          N/A        160       1,572      8,867
  Monterey Ranch Village
   II...................     1993          N/A        456      14,283     24,341

                                                     (see notes following table)

                                                   RENTABLE
                                                   UNITS OR              TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                          OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                          ------------- ---------- -------- ---------- ----------
 Dallas/Ft. Worth, Tex-
  as:
  Homestead Village--
   Fort Worth...........      1994         N/A         97   $    2,646 $    2,974
  Homestead Village--Las
   Colinas..............      1994         N/A        149        4,362      4,624
 Denver, Colorado:
  Homestead Village--
   Belleview............      1994         N/A        157        3,498      5,964
  Homestead Village--
   Iliff................      1994         N/A        137        3,525      4,975
  Reflections Phase II..      1993         N/A        208       12,063     12,152
 El Paso, Texas:
  Patriot Apartments....      1993         N/A        320       11,864     12,321
 Houston, Texas:
  Memorial Heights Phase
   I....................      1994         N/A        360       12,319     18,928
  Oaks at Medical Cen-
   ter..................      1994         N/A        360       15,954     18,672
 Phoenix, Arizona:
  Homestead Village--
   Baseline(29).........      1995         N/A        149        2,500      5,346
  Homestead Village--
   Dunlap(29)...........      1995         N/A        143        2,068      5,154
  Miralago Phase I(29)..      1995         N/A        496        3,260     23,809
  Peaks at Papago Park
   Phase II.............      1994         N/A        144        4,388      7,266
  San Palmera(29).......      1995         N/A        412        4,309     23,846
 Portland, Oregon:
  Preston's Cross-
   ing(29)..............      1995         N/A        228        4,134     12,068
 San Antonio, Texas:
  Stanford Heights......      1993         N/A        276       13,165     13,495
 Salt Lake City, Utah:
  Remington.............      1995         N/A        288        4,951     16,412
 Seattle, Washington:
  Pebble Cove...........      1995         N/A        288        4,237     16,949
 Tucson, Arizona:
  San Ventana(29).......      1994         N/A        408       10,621     26,955
                                           ---      -----   ---------- ----------
  Subtotals/Average.....                   N/A      6,676   $  187,507 $  341,555
                                           ---      -----   ---------- ----------
DEVELOPMENTS IN PLANNING
 AND OWNED AT DECEMBER
 31, 1995(2):
 Austin, Texas:
  Hobby Horse...........      1993         N/A        168   $    1,091 $    9,517
 Denver, Colorado:
  Fox Creek Phase II....      1993         N/A        112           69      5,719
 Houston, Texas:
  Memorial Heights Phase
   II...................      1994         N/A        476        6,229     26,049
 Phoenix, Arizona:
  22nd & Dunlap Phase
   I(29)................      1995         N/A        376        3,617     21,791
  Arrowhead Phase I(29).      1995         N/A        248        2,030     16,086
 Reno, Nevada:
  Vista Ridge...........      1994         N/A        324        3,762     20,455
 San Antonio, Texas:
  St. Tropez Phase II...      1994         N/A         96          966      4,409
 San Francisco (Bay Are-
  a), California:
  Homestead Village--San
   Mateo................      1995         N/A        136        1,652      6,709
  Homestead Village--
   Sunnyvale............      1995         N/A        144        1,361      6,333

                                                     (see notes following table)

                                                   RENTABLE
                                                   UNITS OR              TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE     PTR      EXPECTED
                          OR COMPLETED    LEASED   FOOTAGE  INVESTMENT  COST(1)
                          ------------- ---------- -------- ---------- ----------
 Santa Fe, New Mexico:
  Foothills of Santa Fe
   Phase I..............      1995          N/A        248       2,156     14,321
                                          -----    -------  ---------- ----------
  Subtotals/Average.....                    N/A      2,328  $   22,933 $  131,389
                                          -----    -------  ---------- ----------
    Total Multifamily...                            50,507  $1,795,434 $2,066,492
                                                   -------  ---------- ----------
LAND HELD FOR FUTURE
 MULTIFAMILY DEVELOPMENT
 AT DECEMBER 31, 1995:
 Austin, Texas:
  Homestead Village--
   Round Rock(30).......      1995          N/A        --   $      892 $      --
  Monterey Ranch Village
   I(31)................      1993          N/A        --        1,665        --
  Monterey Ranch Village
   III(32)..............      1993          N/A        --        5,825        --
 El Paso, Texas:
  West Ten(33)..........      1994          N/A        --        1,597        --
 Houston, Texas:
  Oaks at the Medical
   Center Phase II(34)..      1994          N/A        --        5,229        --
 Phoenix, Arizona:
  22nd & Dunlap Phase
   II(35)...............      1995          N/A        --        1,820        --
  Arrowhead Phase
   II(36)...............      1995          N/A        --        1,601        --
 San Antonio, Texas:
  Dymaxion Phase II(37).      1994          N/A        --          556        --
  Indian Trails Phase
   II(38)...............      1994          N/A        --          882        --
  Walker Ranch Phase
   I(39)................      1994          N/A        --        3,386        --
  Walker Ranch Phase
   II(40)...............      1994          N/A        --        1,982        --
  Walker Ranch Phase
   III(41)..............      1994          N/A        --          783        --
 Santa Fe, New Mexico:
  Foothills of Santa Fe
   Phase II(42).........      1995          N/A        --        1,149        --
  St. Francis (43)......      1995          N/A        --        2,321        --
                                          -----    -------  ---------- ----------
  Subtotals/Average.....                    N/A        --   $   29,688 $      --
                                          -----    -------  ---------- ----------
HOTEL (ROOMS) OWNED AT
 DECEMBER 31, 1995:
 San Francisco (Bay Are-
  a), California:
  Wharf Holiday Inn(44).      1971         87.7%       338  $   22,870 $   22,870
                                          -----    -------  ---------- ----------
  Subtotals/Average.....                   87.7%       338  $   22,870 $   22,870
                                          -----    -------  ---------- ----------
INDUSTRIAL (SQUARE FEET)
 OWNED AT
 DECEMBER 31, 1995:
 Dallas, Texas:
  Irving Building.......      1977        100.0%    37,200  $      540 $      540
 El Paso, Texas:
  Vista Industrial......      1989        100.0    130,000       3,134      3,134
 Ontario, California:
  Ontario Building......      1987        100.0    127,600       4,137      4,137
                                          -----    -------  ---------- ----------
  Subtotals/Average.....                  100.0%   294,800  $    7,811 $    7,811
                                          -----    -------  ---------- ----------
  Other.................                  100.0%    10,000  $       63 $       63
                                          -----    -------  ---------- ----------
  Subtotals/Average.....                  100.0%    10,000  $       63 $       63
                                          -----    -------  ---------- ----------
    Total Properties
     Owned at December
     31, 1995...........                                    $1,855,866 $2,097,236
                                                            ---------- ----------

                                                     (see notes following table)

                                                   RENTABLE
                                                   UNITS OR               TOTAL
                          YEAR ACQUIRED PERCENTAGE  SQUARE     PTR       EXPECTED
                          OR COMPLETED    LEASED   FOOTAGE  INVESTMENT   COST(1)
                          ------------- ---------- -------- ----------  ----------
PROPERTIES ACQUIRED
 SINCE DECEMBER 31, 1995
 AND THROUGH JANUARY 31,
 1996 OR IN PLANNING AND
 UNDER CONTROL AT
 JANUARY 31, 1996:
DEVELOPMENTS IN PLANNING
 AND OWNED AT
 JANUARY 31, 1996(2):
 San Francisco (Bay
  Area), California:
  Homestead Village--
   Milipitas............      1996         N/A        118   $    1,195  $    5,301
 Seattle, Washington:
  Canyon Creek..........      1996         N/A        336        5,746      25,003
 Portland, Oregon:
  Arbor Heights.........      1996         N/A        348        2,760      22,247
 Phoenix, Arizona:
  Homestead Village--
   Union Hills(29)......      1996         N/A        141          922       4,961
                                                    -----   ----------  ----------
  Subtotal..............                              943   $   10,623  $   57,512
                                                    -----   ----------  ----------
DEVELOPMENTS IN PLANNING
 AND UNDER CONTROL AT
 JANUARY 31, 1996(2):
  Garden style proper-
   ties.................       N/A         N/A      1,725   $      (45) $  100,714
  Homestead Village
   properties...........       N/A         N/A      2,270          (45)    102,139
                                           ---      -----               ----------
  Subtotal/Averages.....                            3,995               $  202,853
                                                    -----               ----------
    Total Properties
     Owned or Under
     Control at January
     31, 1996...........                                    $1,866,489  $2,357,601
                                                            ==========  ==========

--------
  *Property developed by PTR.
(1) Represents cost, including planned renovations, for properties owned or in planning and under control at January 31, 1996. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties in development. Does not include land held for future development, which approximates 2% of assets based on cost.
(2) For definitions of stabilized and pre-stabilized, see "Business-- Multifamily Properties." For the definition of developments in planning, see "Business--Strategy for Cash Flow and Distribution Growth."
(3) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(4) Property was in lease-up during 1995, therefore percentage leased is not reflected because it would not be representative of a full year of operations.
(5) Percentage leased represents an average economic occupancy (gross room revenue earned divided by potential gross room revenue) for the year ended December 31, 1995. Due to the holiday season, percentage leased at December 31, 1995 would not be representative of prevailing lease levels.
(6) Phase I (132 units) was developed in 1992 and Phase II (57 units) was developed in 1995.
(7) The Silvercliff apartments are subject to a deed of trust securing long-term mortgage debt of $7.5 million.
(8) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983. The entire project is subject to a deed of trust securing long-term mortgage debt of $5.9 million.

(9) Phase I (160 units) was developed in 1989 and Phase II (132 units) was developed in 1991. The entire project is subject to a deed of trust securing long-term mortgage debt of $7.0 million.
(10) Phase I (208 units) was acquired in 1991 and Phase II (144 units) was developed in 1994.
(11) The Spring Park apartments are subject to a deed of trust securing long-term mortgage debt of $4.3 million.
(12) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978. The entire project is subject to a deed of trust securing long-term mortgage debt of $694,000.
(13) The Braeswood Park apartments are subject to a deed of trust securing long-term mortgage debt of $6.9 million.
(14) The Chasewood apartments are subject to a deed of trust securing long-term mortgage debt of $9.5 million.
(15) The Seahawk apartments are subject to a deed of trust securing long-term mortgage debt of $5.5 million.
(16) The Sunterra apartments are subject to a deed of trust securing long-term mortgage debt of $8.3 million.
(17) The Apple Creek apartments are subject to a deed of trust securing long-term mortgage debt of $11.1 million.
(18) The Presidio at South Mountain apartments are subject to a deed of trust securing long-term mortgage debt of $14.6 million.
(19) The Knight's Castle apartments are subject to a deed of trust securing long-term mortgage debt of $7.6 million.
(20) The Cherry Creek apartments are subject to a deed of trust securing long-term mortgage debt of $4.2 million.
(21) The Greenpointe apartments are subject to a deed of trust securing long-term mortgage debt of $3.7 million.
(22) The Mountain Shadow apartments are subject to a deed of trust securing long-term mortgage debt of $3.4 million.
(23) Phase I (250 units) was acquired in 1993 and Phase II (80 units) was developed in 1995.
(24) The Windsail apartments are subject to a deed of trust securing long-term mortgage debt of $4.8 million.
(25) The Brompton Court apartments are subject to a deed of trust securing long-term mortgage debt of $14.5 million.
(26) The La Tierra at the Lakes apartments are subject to a deed of trust securing long-term mortgage debt of $26.4 million.
(27) The Double Tree Phase II apartments are subject to a deed of trust securing long-term mortgage debt of $4.8 million.
(28) The Treat Commons apartments are subject to a deed of trust securing long-term mortgage debt of $7.3 million.
(29) Represents properties owned by third party owner-developers that are subject to presale agreements with PTR to acquire such properties. PTR's investment as of December 31, 1995, for properties owned by PTR as of December 31, 1995, and January 31, 1996, for properties acquired subsequent to December 31, 1995, represents development loans made by PTR to such owner-developers.
(30) 3.7 acres of undeveloped land.
(31) 19.9 acres of undeveloped land.
(32) 53.1 acres of undeveloped land.
(33) 25.3 acres of undeveloped land.
(34) 13.2 acres of undeveloped land.
(35) 7.6 acres of undeveloped land.
(36) 11.6 acres of undeveloped land.

(37) 18.0 acres of undeveloped land.
(38) 25.6 acres of undeveloped land.
(39) 38.7 acres of undeveloped land.
(40) 30.5 acres of undeveloped land.
(41) 10.3 acres of undeveloped land.
(42) 19.2 acres of undeveloped land.
(43) 10.4 acres of undeveloped land.
(44) PTR owns the building and land leased to Holiday Inns of America, Inc. at Fisherman's Wharf in San Francisco. The lease with Holiday Inns expires in 2018. Percentage leased represents average occupancy for the one-year period ended December 31, 1995.
(45) PTR's investment as of December 31, 1995 for garden style properties and Homestead Village properties was $760,000 and $806,000, respectively, and is reflected in the "other asset" caption of PTR's balance sheet for the year ended December 31, 1995.

PORTFOLIO COMPOSITION

  The following table indicates the composition of properties owned or under control by PTR at January 31, 1996:

                                                                   PERCENTAGE OF
                                                        NUMBER OF  ASSETS BASED
                                                        PROPERTIES  ON COST(1)
                                                        ---------- -------------
      Multifamily......................................    213           99%
      Industrial.......................................      3            *
      Hotel............................................      1            1
                                                           ---          ---
          Total........................................    217          100%
                                                           ===          ===

--------
  *Less than 1%.
(1) Represents cost, including planned renovations, for properties owned or in planning and under control at January 31, 1996. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties in development. Does not include land held for future development, which approximates 2% of assets based on cost.

GEOGRAPHIC DISTRIBUTION

  PTR's multifamily and non-multifamily properties are located in 23 metropolitan areas in 12 states. The table below demonstrates the geographic distribution of PTR's property investments based on cost at January 31, 1996 for properties owned or under control by PTR on such date:

                                                                   PERCENTAGE OF
                                                        NUMBER OF  ASSETS BASED
                                                        PROPERTIES  ON COST(1)
                                                        ---------- -------------
      Albuquerque, New Mexico..........................     12            6%
      Austin, Texas....................................     15            7
      Dallas/Ft. Worth, Texas..........................     20            6
      Denver, Colorado.................................     13            5
      El Paso, Texas/Las Cruces, New Mexico............     14            4
      Houston, Texas...................................     21            9
      Kansas City, Kansas..............................      1            *
      Las Vegas, Nevada................................      5            5
      Los Angeles, California..........................      3            1
      Oklahoma City, Oklahoma..........................      2            1
      Omaha, Nebraska..................................      2            1
      Ontario, California..............................      1            *
      Phoenix, Arizona.................................     26           16
      Portland, Oregon/Vancouver, Washington...........     10            6
      Reno, Nevada.....................................      2            2
      Salt Lake City, Utah.............................      8            4
      San Antonio, Texas...............................     26            8
      San Diego, California............................      4            2
      San Francisco (Bay Area), California.............      7            4
      Santa Fe, New Mexico.............................      5            2
      Seattle, Washington..............................      9            6
      Tucson, Arizona..................................     10            5
      Tulsa, Oklahoma..................................      1            *
                                                           ---          ---
          Total........................................    217          100%
                                                           ===          ===

--------
  *Less than 1%.
(1) Represents cost, including planned renovations, for properties owned or in planning and under control at January 31, 1996. Represents budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the construction period, for properties in development. Does not include land held for future development, which approximates 2% of assets based on cost.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Common Shares are listed on the New York Stock Exchange under the symbol "PTR." The following table sets forth the high and low sale prices of the Common Shares as reported in the New York Stock Exchange Composite Tape by CompuServe, and distributions declared, for the periods indicated.

                                                    HIGH     LOW   DISTRIBUTIONS
                                                   ------- ------- -------------
      1994
        First Quarter............................. $21 5/8 $18 1/4    $0.250(1)
        Second Quarter............................  20 1/8  17 3/4     0.250
        Third Quarter.............................  18 7/8  17 5/8     0.250
        Fourth Quarter............................  18 3/8  15 1/2     0.250
      1995
        First Quarter............................. $18 3/8 $16 3/8    $0.2875(2)
        Second Quarter............................  18 1/8  16 5/8     0.2875
        Third Quarter.............................  19 1/4  17         0.2875
        Fourth Quarter............................  20 1/2  17 1/4     0.2875
      1996
        First Quarter (through March 20).......... $22 1/4 $19 1/4    $0.31(3)

--------
(1) Declared in the fourth quarter of 1993 and paid in the first quarter of 1994.
(2) Declared in the fourth quarter of 1994 and paid in the first quarter of 1995.
(3) Declared in the fourth quarter of 1995 and paid in the first quarter of 1996.

  As of March 20, 1996, PTR had approximately 3,300 record holders of Common Shares and in excess of 24,000 record and beneficial holders of Common Shares.

  PTR, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. PTR's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting PTR to retain funds for capital improvements and other investments while funding its distributions. PTR has paid 80 consecutive quarterly cash distributions on Common Shares.

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 12, 1995 Board meeting, the Board announced a projected increase in the annual distribution level from $1.15 to $1.24 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed PTR's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in his or her Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in his or her Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. PTR annually notifies shareholders of the taxability of distributions paid during the preceding year. The following summarizes the taxability of distributions paid in 1994 and 1993 in respect of the Common Shares and the estimated taxability for 1995:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $0.92 $0.68 $0.65
        Capital gains.........................................   --    --   0.11
        Return of capital.....................................  0.23  0.32  0.06
                                                               ----- ----- -----
          Total............................................... $1.15 $1.00 $0.82
                                                               ===== ===== =====

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

  Under federal income tax rules, PTR's earnings and profits are first allocated to its Series A Preferred Shares and Series B Preferred Shares, which increases the portion of the Common Shares distribution classified as return of capital. The portion of distributions characterized as return of capital results primarily from the excess of distributions over earnings, primarily because non-cash charges such as depreciation are added to earnings in determining distribution levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  For federal income tax purposes, the following summaries reflect the taxability of dividends paid on Series A Preferred Shares and Series B Preferred Shares, respectively, for periods prior to 1995 and the estimated taxability for 1995:

                                                                       DATE OF
                                                                     ISSUANCE TO
                                                         1995  1994   12/31/93
                                                         ----- ----- -----------
      Per Series A Preferred Share:
        Ordinary income................................. $1.75 $1.75   $0.1231
        Capital gains...................................   --    --     0.0227
                                                         ----- -----   -------
          Total......................................... $1.75 $1.75   $0.1458
                                                         ===== =====   =======

                                                                       DATE OF
                                                                     ISSUANCE TO
                                                                      12/31/95
                                                                     -----------
      Per Series B Preferred Share:
        Ordinary income.............................................   $1.3625
        Capital gains...............................................       --
                                                                       -------
          Total.....................................................   $1.3625
                                                                       =======

  PTR's tax return for the year ended December 31, 1995 has not been filed, and the taxability information for 1995 is based upon the best available data. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of distributions and dividends is subject to change.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of PTR for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. Such summary financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and related notes thereto incorporated by reference herein (amounts in thousands, except per share data).

                                      YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                            1995       1994       1993       1992       1991
                          ---------  ---------  ---------  ---------  --------
OPERATIONS SUMMARY:
 Rental Income........... $ 262,473  $ 183,472  $  76,129  $  30,970  $ 14,721
 Total Revenues..........   264,873    186,105     78,418     32,779    15,817
 General and
  Administrative
  Expenses...............       952        784        660        436       697
 REIT Management Fee.....    20,354     13,182      7,073      2,711       793
 Earnings from
  Operations(1)..........    81,696     46,719     23,191      9,037     2,078
 Gain (loss) on Sale of
  Investments............     2,623        --       2,302        (51)     (611)
 Preferred Share
  Dividends Paid.........    21,823     16,100      1,341        --        --
 Net Earnings
  Attributable to Common
  Shares.................    62,496     30,619     24,152      8,986     1,467
 Common Share
  Distributions Paid..... $  76,804  $  46,121  $  29,162  $  13,059  $  4,179
PER SHARE DATA:
 Net Earnings
  Attributable to Common
  Shares................. $   0.93   $    0.66  $    0.66  $    0.46  $   0.21
 Common Share
  Distributions Paid.....     1.15        1.00       0.82       0.70      0.64
 Series A Preferred Share
  Dividends Paid.........     1.75        1.75     0.1458        --        --
 Series B Preferred Share
  Dividends Paid......... $   1.363  $     --   $     --   $     --   $    --
 Weighted Average Common
  Shares
  Outstanding............    67,052     46,734     36,549     19,435     7,123
OTHER DATA:
 Funds from Operations
  Attributable to Common
  Shares(2).............. $  96,978  $  56,833  $  34,716  $  14,922  $  5,404
 Net Cash Provided by
  Operating Activities...   121,795     94,625     49,247     20,252     6,092
 Net Cash Used by
  Investing Activities...  (294,488)  (368,515)  (529,065)  (229,489)  (33,553)
 Net Cash Provided by
  Financing Activities... $ 191,520  $ 276,457  $ 478,345  $ 185,130  $ 57,259

                                                 DECEMBER 31,
                               ------------------------------------------------
                                  1995       1994      1993     1992     1991
                               ---------- ---------- -------- -------- --------
FINANCIAL POSITION:
 Real Estate Owned, at cost... $1,855,866 $1,296,288 $872,610 $337,274 $117,572
 Total Assets.................  1,840,999  1,295,778  890,301  342,235  141,020
 Line of Credit...............    129,000    102,000   51,500   54,802      101
 Long-Term Debt...............    200,000    200,000      --       --       --
 Mortgages Payable............    158,054     93,624   48,872   30,824   35,772
 Total Liabilities............    565,331    455,136  135,284   94,186   38,707
 Shareholders' Equity......... $1,275,668 $  840,642 $755,017 $248,049 $102,313
 Number of Common Shares Out-
  standing....................     72,211     50,456   44,645   27,034   13,161

--------
(1) Earnings from operations for the year ended December 31, 1995, 1994 and 1993 reflect a $420,000, $1.6 million and a $2.3 million provision, respectively, for possible losses relating to investments in non-multifamily properties.
(2) Funds from operations attributable to Common Shares ("funds from operations") means net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus certain non-cash items, principally property depreciation, and after adjustments for unconsolidated partnerships and joint ventures. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations has been restated to give effect to this policy as if it had been in effect since January 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  PTR's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) rental expense levels, (iii) the effectiveness of property level operations and (iv) the pace and price at which PTR can develop and acquire additional multifamily properties. Capital and credit market conditions which affect PTR's cost of capital also influence operating results.

  PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last three years and are expected to continue experiencing such increases for 1996. Expense levels also influence operating results, and rental expenses (other than real estate taxes) as a percentage of revenues for multifamily properties have decreased slightly during 1995 and are expected to increase at approximately the rate of inflation for 1996.

MERGER AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR completed the Merger. In the Merger, each outstanding share of PACIFIC common stock was converted into the right to receive 0.611 of a Common Share. As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. Additionally, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its newly expanded target market. The Merger expanded PTR's target market to include a six-state region of the western United States that the REIT Manager believes is expected to provide some of the most attractive multifamily growth opportunities.

  Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). SCG purchased $50 million (3.1 million Common Shares) in the subscription offering pursuant to the oversubscription privilege.

RESULTS OF OPERATIONS

 1995 COMPARED TO 1994

  During 1995, PTR acquired 24 multifamily properties aggregating 7,633 units for a total purchase price, including planned renovations, of approximately $361.0 million. In addition, PTR completed development of 15 multifamily properties aggregating 2,405 units in 1995 with a completion cost of $92.6 million. At December 31, 1995, PTR had 27 multifamily properties under construction with a budgeted completion cost of $341.6 million and had in planning (see "Item 1. Business--Strategy for Cash Flow and Distribution

Growth") an estimated 6,150 multifamily units with an aggregate estimated investment cost of $341.0 million. During 1994, PTR acquired 20 multifamily properties aggregating 6,626 units for a total purchase price, including planned renovations, of approximately $266.0 million. In addition, PTR completed development of 15 multifamily properties aggregating 3,061 units in 1994 with a completion cost of $127.9 million.

  The percentage of PTR's total rental income generated by multifamily properties was 98.6% and 98.3% for the years ended December 31, 1995 and 1994, respectively. This percentage will continue to increase throughout 1996 due to past and ongoing multifamily property developments and acquisitions and the periodic sale of non-multifamily properties.

 Property Operations

  Including the newly developed and acquired assets, net earnings increased $37.6 million (80.5%) for 1995 over 1994. The increased net earnings related primarily to property revenue increases of $79.0 million (43.1%), partially offset by higher rental expenses and real estate taxes which increased $25.0 million (31.7%) for the period. Depreciation expense increased $12.1 million (49.0%) for 1995 over 1994. These increases are due to multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprise 98.1% of PTR's total operating properties based on undepreciated cost at December 31, 1995, rental expenses and real estate taxes were 40.0% and 43.6% of rental income during the years ended December 31, 1995 and 1994, respectively.

  During the period prior to a property being stabilized (see "Item 1. Business--Multifamily Properties"), the REIT Manager and the property managers begin implementing expense controls, reconfigure the resident mix, supervise renovations and implement a strategy to increase rental income. The full benefits of these changes are not reflected until after the properties are stabilized. At December 31, 1995, 86.4% of PTR's operating multifamily properties, based on expected cost, were classified as stabilized as compared to 82.4% at December 31, 1994.

 Multifamily Properties Fully Operating Throughout Both Periods

  For the 79 multifamily properties that were fully operating throughout both 1995 and 1994, property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's aggregate investment in these properties increased to 10.88% in 1995 from 10.22% in 1994. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates and the control of operating expense growth. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $8.1 million (1.1% of total investment in these properties) as a result of renovation and other capital expenditures. The 7.8% increase in net operating income resulted from a 3.7% rental revenue increase and a 1.5% decrease in rental expenses for such properties for 1995 as compared to 1994.

 Interest Income

  Interest income for 1995 decreased 8.9% primarily resulting from the payoff of a $4.6 million mortgage note receivable during the first quarter of 1995 and the sale during the fourth quarter of 1995 of PTR's investment in a $3.2 million purchase money note received from a prior year sale of a non-multifamily property.

 Interest Expense

  Interest expense increased $142,000 (0.73%) for 1995 as compared to 1994. The increase is primarily attributable to an increase of $1.5 million (11.9%) resulting from the issuance of $200 million of long-term unsecured notes in February 1994, as more fully discussed under "--Liquidity and Capital Resourses" and an increase in mortgage interest expense of $4.7 million (72.5%) for 1995 compared to 1994 offset by an increase in capitalized interest of $5.7 million (94.7%) for 1995 compared to 1994. The increase in mortgage expense is attributable to the addition of eight mortgage payable notes aggregating $66.5 million acquired upon purchase of multifamily properties or assumed in connection with the Merger. The increase in capitalized interest is attributable to increased levels of multifamily development activity and higher interest rates.

  Line of credit interest expense for 1995 was $348,000 (5.7%) lower than 1994, principally because of lower average outstanding balances offset by higher interest rates. Average borrowings were approximately $51.9 million (with an average interest rate of 8.0%) during 1995, as compared to average borrowings of $59.9 million (with an average interest rate of 7.0%) during 1994.

 General and Administrative Expense including REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow and therefore increased by $7.2 million (54.4%) in 1995 as compared to 1994 because cash flow increased substantially (see "-- REIT Management Agreement" below). As PTR arranges amortizing long-term debt and nonconvertible preferred share financing as more fully described in "-- Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal payments, as defined in such agreement, associated with the long-term debt and distributions actually paid with respect to any nonconvertible preferred shares will be deducted from the cash flow amount on which the REIT Management fee is based.

 Gains and Provision for Loss on Real Estate and Investments

  PTR develops and acquires properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment criteria and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that are more consistent with PTR's investment objectives.

  During the fourth quarter of 1995, PTR sold one multifamily property, consisting of 166 units. PTR recorded a gain from such sale of $3.2 million for the year ended December 31, 1995. The proceeds from the sale were redeployed through a like-kind exchange into a 290 unit multifamily property.

  PTR also sold its investment in a mortgage note received upon sale of one of its non-multifamily properties. PTR recorded a loss of $600,000 on such sale for the year ended December 31, 1995.

  PTR owns a 40% interest in a partnership that in October 1995 sold its only real estate asset, an office building located in the Dallas, Texas metropolitan area. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long-term investment. As a result, the managing partner evaluated the building for net realizable value, which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision is $1.6 million as reflected in the December 31, 1994 statement of earnings. During the third quarter of 1995, the partnership approved the sale of the property and as a result, PTR recorded an additional provision of $220,000 as reflected in the December 31, 1995 statement of earnings. This provision has no impact on cash flow from operating activities nor does PTR have any financial obligation to the partnership.

  PTR also recorded a loss provision of $200,000 for the year ended December 31, 1995 relating to a contingent liability on a non-multifamily property. This provision has no impact on cash flow from operating activity.

  PTR's strategy is to focus on the ownership of multifamily properties. Periodic sales of multifamily and non-multifamily assets may occur as opportunities arise or investment objectives change. Properties are periodically evaluated for impairment and provisions for possible losses are made if required. Statement of Financial Accounting Standard No. 121 entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" will be adopted by PTR, as required by the Statement, effective January 1, 1996. In the opinion of management, the adoption of the Statement is not expected to have a material impact on the financial statements at the date of adoption.

 Preferred Share Dividend

  In November 1993, PTR issued $230 million of Series A Preferred Shares that are entitled to receive an annual dividend of $1.75 per share (7.0% annual dividend rate), which amounted to $16.1 million for both 1995 and 1994. In May 1995, PTR issued $105 million of Series B Preferred Shares that are entitled to receive an annual dividend of $2.25 per share (9.0% annual dividend rate), which amounted to $5.7 million for 1995. The Preferred Share dividends do not reduce the amount PTR has budgeted for Common Share distributions but do increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

 1994 COMPARED TO 1993

  During 1994, PTR acquired 20 multifamily properties aggregating 6,626 units for a total purchase price, including planned renovations, of approximately $266.0 million. In addition, PTR completed development of 15 multifamily properties aggregating 3,061 units in 1994 with a completion cost of $127.9 million. At December 31, 1994, PTR had 21 multifamily properties under construction with a budgeted completion cost of $205.4 million and had in planning an estimated 8,492 multifamily units with an aggregate estimated investment cost of $403.0 million. During 1993, PTR acquired 53 multifamily properties aggregating 13,772 units for a total purchase price, including planned renovations, of approximately $453.7 million, most of which was invested in the fourth quarter of 1993. In addition, PTR completed development of three multifamily properties aggregating 732 units in 1993.

  The percentage of PTR's total rental income generated by multifamily properties was 98.3% and 93.2% for the years ended December 31, 1994 and 1993, respectively. At December 31, 1994, 82.4% of PTR's operating multifamily properties based on expected cost were classified as stabilized as compared to 47% at December 31, 1993.

 Property Operations

  Including the newly developed and acquired assets, net earnings increased $21.2 million (83.3%) for 1994 over 1993. The increased net earnings related primarily to property revenue increases of $107.3 million (141.0%), partially offset by higher rental expenses and real estate taxes, which increased by $48.5 million (159.2%) for the period. Depreciation expense increased $14.1 million (134.2%) for 1994 over 1993. These increases are due to multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprised 97.1% of PTR's total operating properties based on cost at December 31, 1994, rental expenses and real estate taxes were 43.6% and 42.2% of rental income during the years ended December 31, 1994 and 1993, respectively.

 Multifamily Properties Fully Operating Throughout Both Periods

  For the 29 multifamily properties that were fully operating throughout both 1994 and 1993, property level EBITDA as a percentage of PTR's aggregate investment in these properties increased to 11.14% in 1994 from 10.68% in 1993. This increase in return on investment, was achieved at the same time that PTR increased its investment in these properties by $2.8 million (1.1% of total investment in these properties) as a result of renovation and other capital expenditures. The 6.8% increase in rental income (the majority resulting from a 6.42% rental rate increase) for such properties for 1994 as compared to 1993 was offset by increases in rental expenses, primarily due to real estate taxes and turnover expenses.

 Interest Income

  Interest income for 1994 increased 15.0%, primarily resulting from the addition of 4 purchase money notes aggregating $12.4 million received in 1993 in conjunction with property sales.

 Interest Expense

  Interest expense increased $15.5 million (395.6%) for 1994 as compared to 1993. The increase is primarily attributable to interest expense of $12.9 million resulting from the issuance of $200 million of long-term notes in February 1994, as more fully discussed under "--Liquidity and Capital Resources--Financing Activities."

  Mortgage interest expense decreased $288,000 (41.6%) for 1994, compared to 1993. The decrease is attributable to interest savings resulting from prepayments and payoffs aggregating $10.5 million on mortgages during 1994 and an increase of $3.2 million (114.0%) in capitalized interest during 1994 over 1993 due to increased levels of multifamily development activity.

  Line of credit interest expense for 1994 was $2.9 million higher than for 1993, principally because of higher average outstanding balances, higher interest rates and amortization of additional loan costs (commitment fees, title policies and legal expenses) relating to PTR's revolving credit facility which was increased from $200 million to $275 million during 1994. Average borrowings were approximately $59.9 million (with an average interest rate of 7.0%) during 1994, as compared to average borrowings of $40.6 million (with an average interest rate of 6.3%) during 1993.

 General and Administrative Expense including REIT Management Fee

  The REIT Management fee paid by PTR fluctuates with the level of PTR's pre-REIT Management fee cash flow and therefore increased by $6.1 million (86.4%) in 1994 as compared to 1993 because cash flow increased substantially (see "-- REIT Management Agreement" below). As PTR arranges amortizing long-term debt and nonconvertible preferred share financing as more fully described in "-- Liquidity and Capital Resources" below, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal payments, as defined in such agreement, associated with the long-term debt and distributions actually paid with respect to any nonconvertible preferred shares will be deducted from the cash flow amount on which the REIT Management fee is based.

 Provision for Possible Loss

  PTR develops and acquires properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment criteria and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that are more consistent with PTR's investment objectives.

  PTR owns a 40% interest in a partnership that in October 1995 sold its only real estate asset, an office building located in the Dallas, Texas metropolitan area. See "--1995 Compared to 1994--Gains and Provision for Loss on Real Estate and Investments" above.

  PTR focuses its investment and development activities on multifamily properties. PTR will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and dispositions of such non-multifamily properties may occur as opportunities arise. Properties are periodically evaluated for net realizable value and provisions for possible losses are made if required.

 Preferred Share Dividend

  In November 1993, PTR issued $230 million of Series A Preferred Shares that are entitled to receive an annual dividend of $1.75 per share (7.0% annual dividend rate), which amounted to $16.1 million for 1994 compared to $1.3 million for 1993. The preferred share dividends do not reduce the amount PTR has budgeted for Common Share distributions but do increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

ENVIRONMENTAL MATTERS

  PTR does not expect any environmental condition on its properties to have a material adverse affect upon its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  The REIT Manager considers PTR's liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service and shareholder distribution requirements.

 Operating Activities

  Net cash flow provided by operating activities increased by $27.2 million (28.7%) for the year ended December 31, 1995 as compared to 1994. Net cash flow provided by operating activities increased by $45.4 million (92.1%) for 1994 as compared to 1993. These increases are due primarily to multifamily property acquisitions and developments as described under "--Results of Operations" above offset partially by changes in the timing of the payment of accounts payable and accrued expenses and other liabilities in 1995 as compared to 1994 and 1994 as compared to 1993.

 Investing Activities

  During the year ended December 31, 1995, PTR invested $501.7 million for the development, acquisition (including properties acquired in the Merger) and renovation of multifamily properties and land, net of $66.5 million in mortgages assumed. During the year ended December 31, 1994, PTR invested $381.2 million for the acquisition, development and renovation of multifamily properties and land, net of $56.6 million in mortgages assumed. Except for the properties acquired in the Merger, which were financed with the issuance of Common Shares, these developments, acquisitions and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid with the proceeds from PTR's equity and debt offerings.

  PTR's investing activities used $74.0 million (20.1%) less cash in 1995 as compared to 1994 as a result of lower levels of multifamily property acquisitions acquired for cash, and $160.6 million (30.3%) less cash in 1994 as compared to 1993 as a result of lower levels of multifamily investments.

  At January 31, 1996, PTR had unfunded development commitments for developments under construction of $152.1 million. In addition, PTR had $391.8 million of developments in planning at such date. The foregoing developments are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

 Financing Activities

  PTR's net financing activities for the year ended December 31, 1995 provided $191.5 million as compared to $276.5 million in 1994. In addition, PTR issued 8,468,460 Common Shares in March 1995 valued at $138.7 million in exchange for all of PACIFIC's common stock. The decrease in cash flow provided by financing activities is primarily due to the repayment of revolving credit balances ($302.9 million during 1995 as compared to $215.7 million in 1994) and an increase in distributions to shareholders ($98.6 million for 1995 compared to $62.2 million for 1994) offset slightly by more offering proceeds received during 1995 as compared to 1994 ($317.6 million during 1995 as compared to $301.1 million during 1994). Proceeds from the offerings were used for acquisition, development and renovation of multifamily properties, to repay revolving credit balances incurred for such purposes, and for working capital purposes. Pending additional investment in multifamily properties, PTR has invested the remaining net proceeds in short-term money market instruments.

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "2010 Notes") and $100 million of 7.90% Notes due 2016 (the "2016 Notes") which funds were used to reduce the outstanding revolving credit balance. The 2010 Notes bear interest at 7.15% per annum and require annual principal payments of $6.25 million, commencing February 15, 2003. The 2016 Notes bear interest at 7.90% per annum and require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016. Collectively, the 2010 Notes and 2016 Notes are unsecured and have an average life to maturity of 15.5 years and an average effective interest cost, including offering discounts and issuance costs, of 7.84% per annum. The 2010 Notes and 2016 Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The 2010 Notes and 2016 Notes are governed by the terms and provisions of an indenture agreement dated February 1, 1994, as supplemented (the "Indenture"), between PTR and State Street Bank and Trust Company, as trustee.

  Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of the proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. PTR is in compliance with all debt covenants.

  On March 23, 1995, PTR increased its unsecured revolving line of credit facility to $350 million. The line of credit expires August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. Borrowings bear interest at the greater of prime (8.5% at December 31, 1995) or the federal funds rate plus 0.5% or, at PTR's option, LIBOR (5.719% at December 31, 1995) plus 1.375% (7.094% at December 31,
1995) which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. Covenants require that PTR maintain (i) an interest coverage ratio of not less than 2:1, (ii) a debt to tangible net worth ratio no greater than 1:1, (iii) a fixed charge ratio of no less than 1.4:1, (iv) an unencumbered pool of real estate properties of which certain properties must meet certain occupancy requirements and which have an aggregate historical cost of at least 175% of unsecured indebtedness and (v) a tangible net worth of at least $1 billion at all times. PTR is in compliance with all debt covenants.

  PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long-term capital in order to efficiently respond to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization, the sum of long-term debt and shareholders' equity after adding back accumulated depreciation (21% at December 31, 1995 on an historical basis, and 27% at January 31, 1996, on a pro forma basis giving effect to the sale of the 2010 Notes and 2016 Notes and the application of the net proceeds therefrom), provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. PTR expects to fund additional growth for the foreseeable future primarily through the issuance of unsecured long-term, fixed rate amortizing debt securities similar to the 2010 Notes and 2016 Notes and through its asset optimization strategy. To a lesser extent, under certain circumstances, PTR may arrange for debt with different maturities in order to optimize its overall debt maturity schedule.

  PTR has the ability to finance a significant level of investment activity with its debt issuance capacity, asset optimization strategy and internally generated funds made available as the dividend payout ratio is reduced. Hence, PTR has no current plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

  On May 17, 1995, PTR raised net proceeds of $101.4 million from the sale of the Series B Preferred Shares. The net proceeds were used for the development and acquisition of additional multifamily properties, for the repayment of indebtedness under PTR's revolving line of credit and for working capital purposes.

  On March 23, 1995, PTR raised $216.3 million of net proceeds from a subscription offering of 13.2 million Common Shares at a price of $16.375 per Common Share, which was the same price per Common Shares on which the exchange ratio for the Merger was based. The subscription offering closed concurrently with the consummation of the Merger. The subscription offering was designed to allow shareholders the opportunity to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger and to maintain PTR's balance sheet ratios. SCG acquired $50 million (3.1 million Common Shares) of the subscription offering pursuant to the oversubscription privilege.

  On August 16, 1994, PTR raised $101.8 million of net proceeds from a rights offering of 5,593,718 Common Shares at a price of $18.25 per Common Share. SCG exercised in full its rights to acquire Common Shares in the offering at the same price paid by the public ($18.25 per Common Share) and acquired additional rights in the open market. Proceeds from the offering were used to fund developments and to invest in additional multifamily properties in PTR's target market and to repay borrowings under PTR's line of credit.

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.5% Senior Notes due 2014 (the "2014 Notes") which funds were used for acquisition, development and renovation of multifamily properties and to repay revolving credit balances incurred for such purposes. The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013, and $25 million in 2014. Collectively, the 2008 Notes and 2014 Notes are unsecured and had an original average life to maturity of 14.25 years and an average effective interest cost, inclusive of offering discounts, issuance costs, and the interest rate protection agreement, of 7.37% per annum. The 2008 Notes and 2014 Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2008 Notes and 2014 Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The 2008 Notes and 2014 Notes are governed by the terms and provisions of the Indenture.

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

  Distributions paid on Common Shares exceeded net earnings attributable to Common Shares by $14.3 million, $15.5 million and $5.0 million for 1995, 1994 and 1993, respectively, resulting in corresponding decreases in shareholders' equity for each of the respective periods.

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 12, 1995 board meeting, the Board announced a projected increase in the annual distribution level from $1.15 to $1.24 per Common Share. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

  Pursuant to the terms of the preferred shares, PTR is restricted from declaring or paying any distributions with respect to its Common Shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the preferred shares.

  Funds from operations represents PTR's net earnings computed in accordance with GAAP, excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations have been restated to give effect to this policy as if it had been in effect since January 1, 1991. Reflecting such restatement, funds from operations attributable to Common Shares increased $40.1 million (70.6%) to $96.9 million for 1995 from $56.8 million for 1994, and increased 63.7% from $34.7 million to $56.8 million from 1993 to 1994. The increases resulted primarily from increased properties in operation. Funds from operations should not be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity.

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

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement ("Cash Flow") in excess of $4,837,000. In the REIT Management Agreement, Cash Flow is calculated by reference to PTR's cash flow from operations before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR, and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there have been none since inception of the REIT Management Agreement); and, after deducting (iv) actual or assumed regularly scheduled principal and interest payments for long-term debt and (v) distributions actually paid with respect to any nonconvertible preferred shares of beneficial interest of PTR. The REIT Management Agreement provides that the long-term debt described above under "-- Liquidity and Capital Resources" will be treated as having regularly scheduled principal and interest payments similar to 20-year, level monthly payment, fully amortizing mortgage, and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash Flow does not include interest and dividend income from PTR Development Services Incorporated, realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .25% per year on the average daily balance of cash equivalent investments. REIT management fees aggregated $20,354,000, $13,182,000 and $7,073,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR relating to PTR's operations, primarily including third party legal, accounting and similar fees paid on behalf of PTR, and travel expenses incurred in seeking financing, property acquisitions, property sales, property development, attending Board and shareholder meetings and similar activities on behalf of PTR.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PTR's Balance Sheets as of December 31, 1995 and 1994, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1995 and Schedule III--Real Estate and Accumulated Depreciation, together with the report of KPMG Peat Marwick LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 9 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding executive officers of PTR's REIT Manager, see "Item
1. Business--Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in PTR's definitive proxy statement for its 1996 annual meeting of shareholders (the "1996 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Trustee Compensation" and "PTR Officers--Employees of the REIT Manager" in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the captions "Principal Shareholders" and "Election of Trustees" in the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1996 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements:

      See Index to Financial Statements on page 44 of this report.

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

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

    None.

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

SECURITY CAPITAL PACIFIC TRUST:
  Independent Auditors' Report.............................................  45
  Balance Sheets as of December 31, 1995 and 1994..........................  46
  Statements of Earnings for the years ended December 31, 1995, 1994 and
   1993....................................................................  47
  Statements of Shareholders' Equity for the years ended December 31, 1995,
   1994 and 1993...........................................................  48
  Statements of Cash Flows for the years ended December 31, 1995, 1994 and
   1993....................................................................  49
  Notes to Financial Statements............................................  50
  Schedule III--Real Estate and Accumulated Depreciation as of December 31,
   1995....................................................................  65

                          INDEPENDENT AUDITORS' REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have audited the financial statements of SECURITY CAPITAL PACIFIC TRUST as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Chicago, Illinois
January 31, 1996, except as to
Note 12 which is as of
February 23, 1996

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                        ASSETS                              DECEMBER 31,
                        ------                          ----------------------
                                                           1995        1994
                                                        ----------  ----------
Real estate............................................ $1,855,866  $1,296,288
Less accumulated depreciation..........................     81,979      46,199
                                                        ----------  ----------
                                                         1,773,887   1,250,089
Mortgage notes receivable..............................     15,844      22,597
                                                        ----------  ----------
    Total investments..................................  1,789,731   1,272,686
Cash and cash equivalents..............................     26,919       8,092
Accounts receivable....................................      3,318       1,657
Other assets...........................................     21,031      13,343
                                                        ----------  ----------
    Total assets....................................... $1,840,999  $1,295,778
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit....................................... $  129,000  $  102,000
  Long term debt.......................................    200,000     200,000
  Mortgages payable....................................    158,054      93,624
  Distributions payable................................     22,437      14,506
  Accounts payable.....................................     21,040      17,230
  Accrued expenses and other liabilities...............     34,800      27,776
                                                        ----------  ----------
    Total liabilities..................................    565,331     455,136
                                                        ----------  ----------
Shareholders' equity:
  Series A Preferred shares (9,200,000 convertible
   shares issued; stated liquidation preference of $25
   per share)..........................................    230,000     230,000
  Series B Preferred shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share).....    105,000         --
  Common shares (shares issued--72,375,819 in 1995 and
   50,620,516 in 1994).................................     72,376      50,621
  Additional paid-in capital...........................    952,679     622,161
  Distributions in excess of net earnings..............    (82,450)    (60,211)
  Treasury shares (164,901 in 1995 and 164,478 in
   1994)...............................................     (1,937)     (1,929)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,275,668     840,642
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,840,999  $1,295,778
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1995     1994    1993
                                                       -------- -------- -------
Revenues:
  Rental income......................................  $262,473 $183,472 $76,129
  Interest...........................................     2,400    2,633   2,289
                                                       -------- -------- -------
                                                        264,873  186,105  78,418
                                                       -------- -------- -------
Expenses:
  Rental expenses, excluding real estate taxes.......    82,720   62,920  24,742
  Real estate taxes..................................    21,326   16,093   5,742
  Depreciation.......................................    36,685   24,614  10,509
  Interest...........................................    19,584   19,442   3,923
  General and administrative, including REIT manage-
   ment fee..........................................    21,306   13,966   7,733
  Provision for possible loss on investments.........       420    1,600   2,270
  Other..............................................     1,136      751     308
                                                       -------- -------- -------
                                                        183,177  139,386  55,227
                                                       -------- -------- -------
Earnings from operations.............................    81,696   46,719  23,191
Gain on sale of investments, net.....................     2,623      --    2,302
                                                       -------- -------- -------
Net earnings.........................................    84,319   46,719  25,493
Less Preferred share dividends.......................    21,823   16,100   1,341
                                                       -------- -------- -------
  Net earnings attributable to common shares.........  $ 62,496 $ 30,619 $24,152
                                                       ======== ======== =======
Weighted average common shares outstanding...........    67,052   46,734  36,549
                                                       ======== ======== =======
Per share net earnings attributable to common shares.  $   0.93 $   0.66 $  0.66
                                                       ======== ======== =======



    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995
                                 (IN THOUSANDS)

                           SHARES OF BENEFICIAL
                           INTEREST $1 PAR VALUE
                          -----------------------
                           SERIES A    SERIES B
                           PREFERRED   PREFERRED
                           SHARES AT   SHARES AT  COMMON
                           AGGREGATE   AGGREGATE  SHARES  ADDITIONAL DISTRIBUTIONS
                          LIQUIDATION LIQUIDATION AT PAR   PAID-IN   IN EXCESS OF  TREASURY
                          PREFERENCE  PREFERENCE   VALUE   CAPITAL   NET EARNINGS   SHARES     TOTAL
                          ----------- ----------- ------- ---------- ------------- --------  ----------
Balances at December 31,
 1992...................   $    --     $    --    $27,191  $247,418    $(24,745)   $(1,815)  $  248,049
 Net earnings...........        --          --        --        --       25,493        --        25,493
 Common share distribu-
  tions paid............        --          --        --        --      (29,162)       --       (29,162)
 Net increase in Common
  share distributions
  accrued...............        --          --        --        --      (11,161)       --       (11,161)
 Preferred share divi-
  dends paid............        --          --        --        --       (1,341)       --        (1,341)
 Sale of shares, net of
  expenses..............    230,000         --     17,072   267,122         --         --       514,194
 Dividend Reinvestment
  and Share Purchase
  Plan, net.............        --          --        449     7,522         --         --         7,971
 Exercise of stock op-
  tions, net............        --          --         97       991         --         --         1,088
 Cost of treasury shares
  purchased.............        --          --        --        --          --        (114)        (114)
                           --------    --------   -------  --------    --------    -------   ----------
Balances at December 31,
 1993...................    230,000         --     44,809   523,053     (40,916)    (1,929)     755,017
 Net earnings...........        --          --        --        --       46,719        --        46,719
 Common share distribu-
  tions paid............        --          --        --        --      (46,121)       --       (46,121)
 Redemption of share-
  holder purchase
  rights................        --          --        --        --         (448)       --          (448)
 Net increase in Common
  share distributions
  accrued...............        --          --        --                 (3,345)                 (3,345)
 Preferred share divi-
  dends paid............        --          --        --        --      (16,100)                (16,100)
 Sale of shares, net of
  expenses..............        --          --      5,594    95,482         --         --       101,076
 Dividend Reinvestment
  and Share Purchase
  Plan, net.............        --          --        216     3,607         --         --         3,823
 Exercise of stock op-
  tions, net............        --          --          2        19         --         --            21
                           --------    --------   -------  --------    --------    -------   ----------
Balances at December 31,
 1994...................    230,000         --     50,621   622,161     (60,211)    (1,929)     840,642
 Net earnings...........        --          --        --        --       84,319        --        84,319
 Common share distribu-
  tions paid............        --          --        --        --      (76,804)       --       (76,804)
 Net increase in Common
  share distributions
  accrued...............        --          --        --        --       (7,931)       --        (7,931)
 Preferred share divi-
  dends paid............        --          --        --        --      (21,823)       --       (21,823)
 Issuance of shares, net
  of expenses...........        --      105,000    21,694   329,591         --         --       456,285
 Dividend Reinvestment
  and Share Purchase
  Plan, net.............        --          --         61       927         --         --           988
 Cost of treasury shares
  purchased.............        --          --        --        --          --          (8)          (8)
                           --------    --------   -------  --------    --------    -------   ----------
Balances at December 31,
 1995...................   $230,000    $105,000   $72,376  $952,679    $(82,450)   $(1,937)  $1,275,668
                           ========    ========   =======  ========    ========    =======   ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Operating activities:
 Net earnings...................................  $ 84,319  $ 46,719  $ 25,493
 Adjustments to reconcile net earnings to cash
  flows provided
  by operating activities
   Depreciation and amortization................    38,228    26,517    12,219
   Provision for possible loss on investments...       420     1,600     2,270
   Gain on investment properties................    (2,623)      --     (2,302)
   Other, net...................................       --        --         83
 Increase in accounts payable...................     2,719     3,463     9,996
 Increase in accrued real estate taxes..........     2,167     7,874     2,156
 Increase in accrued interest on long term
  debt..........................................       --      5,391       --
 Increase in accrued expenses and other liabil-
  ities.........................................     4,857     4,264     3,039
 Net change in other operating assets...........    (8,292)   (1,203)   (3,707)
                                                  --------  --------  --------
   Net cash flow provided by operating activi-
    ties........................................   121,795    94,625    49,247
                                                  --------  --------  --------
Investing activities:
 Real estate investments........................  (308,996) (380,688) (536,622)
 Mortgage notes receivable, net.................     6,753        27     1,323
 Sale of investment properties, net.............     7,755    12,146     6,389
 Other..........................................       --        --       (155)
                                                  --------  --------  --------
   Net cash flow used in investment activities..  (294,488) (368,515) (529,065)
                                                  --------  --------  --------
Financing activities:
 Proceeds from sale of shares, net of expenses..   317,614   101,076   514,194
 Proceeds from line of credit...................   278,000   266,250   282,500
 Proceeds from dividend reinvestment and share
  purchase plan,
  net...........................................       988     3,823     7,971
 Proceeds from long term debt...................       --    200,000       --
 Proceeds from exercise of stock options, net...       --         21     1,088
 Cash distributions paid on common shares.......   (76,804)  (46,121)  (29,162)
 Redemption of shareholder purchase rights......       --       (448)      --
 Cash dividends paid on preferred shares........   (21,823)  (16,100)   (1,341)
 Debt issuance costs incurred...................    (1,496)   (4,422)   (3,109)
 Principal payments on line of credit...........  (251,000) (215,750) (285,802)
 Payoff of PACIFIC's line of credit.............   (51,900)      --        --
 Regularly scheduled principal payments on
  mortgages payable.............................    (1,748)   (1,398)     (682)
 Prepayment of mortgages payable................      (303)  (10,474)   (7,198)
 Other..........................................        (8)      --       (114)
                                                  --------  --------  --------
   Net cash flow provided by financing activi-
    ties........................................   191,520   276,457   478,345
                                                  --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents..........................................    18,827     2,567    (1,473)
Cash and cash equivalents at beginning of year..     8,092     5,525     6,998
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 26,919  $  8,092  $  5,525
                                                  ========  ========  ========
Non-cash investing and financing activities:
 Receipt of purchase money notes from sale of
  non-multifamily properties....................  $    --   $    --   $ 12,413
 Assumption of mortgages payable upon purchase
  of multifamily properties.....................  $ 12,078  $ 56,624  $ 26,952
 Accrual of common share distributions..........  $ 22,437  $ 14,506  $ 11,161
Multifamily properties and other net assets ac-
 quired in connection with the Merger which were
 funded by:
 PTR common shares exchanged for all of the
  outstanding shares of
  PACIFIC's common stock (Note 2)...............  $138,671  $    --   $    --
 Mortgage notes assumed.........................    54,403       --        --
 Repayment of the outstanding balance on
  PACIFIC's line of credit......................    51,900       --        --
                                                  --------  --------  --------
 Net increase in net assets related to Merger...  $244,974  $    --   $    --
                                                  ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Interest

  During 1995, 1994 and 1993, the total interest paid in cash on all outstanding debt, net of interest capitalized, was $17,674,000, $11,949,000 and $2,231,000, respectively.

                         SECURITY CAPITAL PACIFIC TRUST

  PTR capitalizes interest as part of the cost of real estate properties in development. Interest capitalized during 1995, 1994 and 1993 aggregated $11,741,000, $6,029,000 and $2,818,000, respectively.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the incurrence or renewal of debt are capitalized, included with other assets and amortized over the term of the related loan in the case of incurrence costs or twelve months in the case of renewal costs. Amortization of loan costs included in interest expense for the years ended December 31, 1995, 1994 and 1993 was $1,543,000, $1,903,000, and $1,845,000, respectively.

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

 Per Share Data

  Per share data is computed based upon the weighted average number of Common Shares of Beneficial Interest, par value $1.00 per share ("Common Shares"), outstanding during the period. Exercise of the outstanding stock options would not have a material dilutive effect on earnings per share. The assumed conversion of Cumulative Convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares"), is anti-dilutive in 1995, 1994 and 1993.

 Reclassifications

  Certain of the 1994 and 1993 financial statements and notes to financial statements amounts have been reclassified to conform to the 1995 presentation.

(2) MERGER OF SECURITY CAPITAL PACIFIC INCORPORATED AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated ("PACIFIC"), a Maryland corporation, with and into PTR. PACIFIC was a private multifamily REIT controlled by Security Capital Group Incorporated ("SCG"), PTR's principal shareholder. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a Common Share. As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. The Merger has been accounted for as a purchase and, accordingly, the results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

  In connection with the Merger, PTR paid off the balance outstanding ($51.9 million) on PACIFIC's line of credit and assumed $54.4 million in mortgages.

  The following summarized pro forma (unaudited) information assumes the Merger occurred on January 1, 1995 and January 1, 1994, respectively, and represent the combined historical operating results of PTR

                         SECURITY CAPITAL PACIFIC TRUST
and PACIFIC for the respective pro forma periods. No material pro forma adjustments to revenue and expenses were required. The weighted average Common Shares outstanding have been adjusted to reflect the Merger conversion rate (.611 of a Common Share for each PACIFIC common share). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had PACIFIC and PTR constituted a single entity during such period (in thousands, except per share amounts).

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
      Rental Income.......................................... $271,091 $204,337
                                                              ======== ========
      Net earnings attributable to Common Shares............. $ 64,152 $ 36,512
                                                              ======== ========
      Weighted average Common Shares outstanding.............   68,955   52,846
                                                              ======== ========
      Per Common Share amounts:
        Net earnings attributable to Common Shares........... $   0.93 $   0.69
                                                              ======== ========

  Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares issued). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger ($16.375 per Common Share). SCG purchased $50 million (3.1 million Common Shares issued) in the subscription offering at $16.375 per Common Share pursuant to the oversubscription privilege.

(3) REAL ESTATE

 Investments

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                  DECEMBER 31,
                                       --------------------------------------
                                             1995                 1994
                                       -----------------    -----------------
                                       INVESTMENT UNITS     INVESTMENT UNITS
                                       ---------- ------    ---------- ------
      Multifamily:
        Operating properties.........  $1,584,994 41,503    $1,121,301 31,640
        Developments under construc-
         tion........................     187,507  6,676(1)    100,401  4,526(1)
        Developments in planning:
         Developments owned..........      22,933  2,328(1)     33,194  4,306(1)
         Developments under con-
          trol(2)....................         --   3,822(1)        --   4,186(1)
                                       ---------- ------    ---------- ------
          Total developments in
           planning..................      22,933  6,150        33,194  8,492
                                       ---------- ------    ---------- ------
        Land held for future develop-
         ment........................      29,688    --          7,977    --
                                       ---------- ------    ---------- ------
          Total multifamily..........   1,825,122 54,329     1,262,873 44,658
                                                  ======               ======
      Non-multifamily................      30,744               33,415
                                       ----------           ----------
          Total real estate..........  $1,855,866           $1,296,288
                                       ==========           ==========

--------
(1) Unit information is based on management's estimates and is unaudited.
(2) PTR's investment as of December 31, 1995 and 1994 for developments in planning and under control was $2.2 million and $1.3 million, respectively, and is reflected in the "other asset" caption of PTR's balance sheets.

                         SECURITY CAPITAL PACIFIC TRUST

  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                 1995        1994       1993
                                              ----------  ----------  --------
      Balance at January 1................... $1,296,288  $  872,610  $337,274
      Acquisitions and renovation expendi-
       tures.................................    370,543     270,024   449,500
      Development expenditures, including
       land
       acquisitions..........................    192,067     163,826   112,264
      Capital improvements...................      5,493       3,912     1,639
      Real estate sold.......................     (8,402)    (12,287)  (24,953)
      Provisions for possible losses.........       (220)     (1,600)   (2,270)
      Other..................................         97        (197)     (844)
                                              ----------  ----------  --------
      Balance at December 31................. $1,855,866  $1,296,288  $872,610
                                              ==========  ==========  ========

  At January 31, 1996, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence, to acquire land for the near term development of an estimated 3,995 multifamily units with an aggregate estimated development cost of $202.9 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 515 additional multifamily units with an aggregate investment cost of $14.3 million, including planned renovations.

  At January 31, 1996, PTR had unfunded development commitments for developments under construction of $152.1 million.

 Third Party Owner-Developers

 To enhance its flexibility in developing and acquiring multifamily properties, PTR has and will enter into presale agreements with third party owner-developers to acquire properties developed by such owner-developers where the developments meet PTR's investment criteria. PTR has and will fund such developments through development loans to such owner-developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, PTR will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. SCG owned all of the common stock of PTR Development Services during 1995. Effective as of January 1, 1996, SCG transferred such stock to an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of December 31, 1995, the outstanding balance of development and mortgage loans made by PTR to third party owner-developers and PTR Development Services aggregated $41.0 million and none, respectively. The activities of PTR Development Services and development loans are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

 Gains and Provision for Loss from Real Estate and Investments

  PTR develops and acquires properties with a view to effective long term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long term investment criteria and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that are more consistent with PTR's investment objectives.

                         SECURITY CAPITAL PACIFIC TRUST

  PTR's strategy is to focus on the ownership of multifamily properties. Periodic sales of multifamily and non-multifamily assets may occur as opportunities arise or investment objectives change. Properties are periodically evaluated for impairment and provisions for possible losses are made if required. Statement of Financial Accounting Standards No. 121 entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of " will be adopted by PTR, as required by the Statement, effective January 1, 1996. In the opinion of management, the adoption of the Statement is not expected to have a material impact on the financial statements at the date of adoption.

  During the fourth quarter of 1995, PTR sold one multifamily property consisting of 166 units. PTR recorded a gain from the sale of $3.2 million for the year ended December 31, 1995. The proceeds from the sale were redeployed through a like-kind exchange into a 290 unit multifamily property.

  PTR also sold its investment in a mortgage note received upon prior year sale of one of its non-multifamuly properties. PTR recorded a loss from the sale of $600,000 for the year ended December 31, 1995.

  In October 1995, a partnership, in which PTR owns a 40% interest, sold its only real estate asset, an office building located in the Dallas, Texas metropolitan area. During the first quarter of 1994, the partnership adopted a strategy of disposing of the property rather than continuing to hold the property as a long term investment. As a result, the managing partner evaluated the building for net realizable value which resulted in a provision for possible loss of $4 million. PTR's share of the loss provision was $1.6 million as reflected in the December 31, 1994 statement of earnings. During the third quarter of 1995 the partnership approved the sale of property and as a result PTR recorded an additional provision of $220,000. This provision has no impact on cash flow from operating activities.

  PTR also recorded a provision of $200,000 for the year ended December 31, 1995 relating to a contingent liability on non-multifamily property. This provision has no impact on cash flow from operating activities.

(4) BORROWINGS

 Line of Credit

  Concurrent with the Merger (See Note 2), PTR increased its unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") to $350 million, and in August 1995 received a reduction in the interest rate to the greater of prime (8.5% at December 31, 1995) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR (5.719% at December 31, 1995) plus 1.375% which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% (7.094% at December 31, 1995) based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $501,500, $224,300 and none for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, Wells Fargo Realty Advisors Funding, Incorporated was added as co-agent.

  The TCB line matures August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement. PTR was in compliance with all covenants at December 31, 1995.

                         SECURITY CAPITAL PACIFIC TRUST

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
      Total line of credit.......................  $350,000  $275,000  $200,000
      Borrowings outstanding at December 31......   129,000   102,000    51,500
      Weighted average daily borrowings..........    51,858    59,890    40,555
      Maximum borrowings outstanding at any month
       end.......................................  $138,000  $124,000  $ 83,010
      Weighted average daily interest rate.......       8.0%      7.0%      6.3%
      Weighted average interest rate at December
       31........................................       7.3%      7.8%      6.0%

 Long Term Debt

  On February 8, 1994, PTR issued $100 million of 6.875% Senior Notes due 2008 (the "2008 Notes") and $100 million of 7.50% Senior Notes due 2014 (the "2014 Notes" and together with the 2008 Notes, the "2008 and 2014 Notes").

  The 2008 Notes bear interest at 6.875% per annum and require annual principal payments of $12.5 million, commencing February 15, 2001. The 2014 Notes bear interest at 7.5% per annum and require annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012, $20 million in 2013 and $25 million in 2014. Collectively, the 2008 and 2014 Notes are unsecured and had an original average life to maturity of 14.25 years and an average effective interest cost, including offering discounts, issuance costs and proceeds from an interest rate protection agreement, of 7.37% per annum. The 2008 and 2014 Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the 2008 and 2014 Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relative to market yields available at redemption. The 2008 and 2014 Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company, as trustee (See Note 12).

  Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%, (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1. As of December 31, 1995, PTR was in compliance with all debt covenants.

                         SECURITY CAPITAL PACIFIC TRUST

 Mortgages Payable

  Mortgages payable consisted of the following (dollars in thousands):

                                                                BALLOON   PRINCIPAL    PRINCIPAL
                                                    PERIODIC    PAYMENT   BALANCE AT   BALANCE AT
                             INTEREST    MATURITY    PAYMENT     DUE AT  DECEMBER 31, DECEMBER 31,
           PROPERTY            RATE        DATE       TERMS     MATURITY     1995         1994
           --------          --------    -------- ------------- -------- ------------ ------------
   CONVENTIONAL FIXED RATE
     Tigua Village I.......   10.000%    08/01/95      (2)      $   303    $    --      $   305
     Knight's Castle(1)....    6.560     10/01/96      (2)        7,498       7,609         n/a
     Tigua Village II......    9.750     05/01/97      (2)          677         694         703
     Chasewood.............    6.750     06/01/97      (2)        9,303       9,485       9,612
     Presidio at South
      Mountain.............    8.500     10/01/97      (2)       14,337      14,593      14,742
     Silvercliff...........    7.650     11/10/97      (2)        7,304       7,469       7,550
     Braeswood Park........    7.500     01/01/98      (2)        6,635       6,889       7,008
     Seahawk...............    8.040     01/10/98      (2)        5,350       5,505       5,577
     La Tierra at the
      Lakes(1).............    7.875     12/01/98      (2)       25,105      26,444         n/a
     Windsail..............    8.875     02/01/99      (2)        4,675       4,843       4,888
     Greenpointe(1)........    8.500     03/01/00      (3)          --        3,696         n/a
     Mountain Shadow(1)....    8.500     03/01/00      (3)          --        3,394         n/a
     Sunterra(1)...........    8.250     03/01/00      (3)          --        8,274         n/a
     Brompton Court........    8.375     09/01/00      (2)       13,340      14,543      14,750
     Spring Park...........   10.125     09/27/00      (2)        4,063       4,293       4,330
     Park Place I..........   10.250     11/01/00      (2)        3,320       3,515       3,545
     Park Place II.........   10.250     11/01/00      (2)        3,325       3,517       3,546
     Treat Commons.........    7.500     09/14/01      (2)        6,578       7,296         n/a
     Double Tree Phase II..    8.250     05/01/33      (3)          --        4,770         n/a
                              ------     -------- -------------            --------     -------
                                                                            136,829      76,556
                                                                           --------     -------
   TAX EXEMPT FIXED RATE
     Cherry Creek(1).......    7.995(4)  11/01/01      (2)        2,630       4,210         n/a
                                                                           --------     -------
   TAX EXEMPT FLOATING RATE
     Apple Creek...........     (5)      09/01/07 interest only  11,100      11,100      11,100
                                                                           --------     -------
   COMBINED(6)
     Las Flores............    7.750     06/01/24      (3)          --        5,915       5,968
                              ------                                       --------     -------
                               7.907%(7)                                   $158,054     $93,624
                              ======                                       ========     =======

--------
(1) Mortgage assumed in the Merger (See Note 2).
(2) Amortizing monthly with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Represents the average "all-in" rate over the remaining life of the bonds.
(5) Adjusted weekly by the remarketing agent. Weighted average daily interest rate was 6.24% for 1995.
(6) In 1990, the Las Flores apartments were refinanced pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.
(7) Represents the weighted average interest rate for PTR's mortgages payable for the year ended December 31, 1995.

  Mortgages payable are secured by real estate with an aggregate undepreciated cost of $295,570,000 at December 31, 1995.

                         SECURITY CAPITAL PACIFIC TRUST

  The mortgages which secure tax exempt housing bonds contain covenants which require that a minimum percentage of units (generally 20% to 30%) be rented to individuals whose income does not exceed levels specified by U.S. Government programs. The tax exempt floating rate mortgage is secured by a letter of credit of $11,445,000. The fee for this letter of credit is 1.25% per annum of the outstanding mortgage payable balance. This letter of credit contains certain covenants, all of which PTR was in compliance with at December 31, 1995.

  The change in mortgages payable consisted of the following (in thousands):

                                                       1995     1994     1993
                                                     --------  -------  -------
      Balances at January 1......................... $ 93,624  $48,872  $30,824
      Notes originated or assumed...................   66,481   56,624   26,952
      Principal payments............................   (2,051) (11,872)  (7,880)
      Liquidated upon sale of properties............      --       --    (1,024)
                                                     --------  -------  -------
      Balance at December 31........................ $158,054  $93,624  $48,872
                                                     ========  =======  =======

 Scheduled Debt Maturities

  Approximate principal payments due during each of the years in the five-year period ending December 31, 2000 are as follows (in thousands):

                                                                 LONG
                                                                 TERM
                                                     MORTGAGES   DEBT    TOTAL
                                                     --------- -------- --------
      1996.......................................... $  9,639  $    --  $  9,639
      1997..........................................   45,658       --    45,658
      1998..........................................   26,798       --    26,798
      1999..........................................    5,932       --     5,932
      2000..........................................   39,125       --    39,125
      Thereafter....................................   30,902   200,000  230,902
                                                     --------  -------- --------
                                                     $158,054  $200,000 $358,054
                                                     ========  ======== ========

(5) DISTRIBUTIONS

  PTR's current policy is to pay distributions to shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations for the year December 31, 1994 and 1993 have been restated to give effect to this policy as if it had been in effect since January 1993. Funds from operations for the three years ended December 31, 1995 was as follows (dollars in thousands):

                                                        1995     1994    1993
                                                       -------  ------- -------
      Net earnings attributable to Common Shares.....  $62,496  $30,619 $24,152
        Add (Deduct):
          Depreciation...............................   36,685   24,614  10,513
          Provision for possible loss on investments.      420    1,600   2,270
          Gain on sale of investments................   (2,623)     --   (2,302)
          Other......................................      --       --       83
                                                       -------  ------- -------
      Funds from operations attributable to Common
       Shares........................................   96,978   56,833  34,716
      Distributions paid to common shareholders......   76,804   46,121  29,162
                                                       -------  ------- -------
      Excess of funds from operations after distribu-
       tions.........................................  $20,174  $10,712 $ 5,554
                                                       =======  ======= =======
      Weighted average Common Shares outstanding.....   67,052   46,734  36,549
                                                       =======  ======= =======

                         SECURITY CAPITAL PACIFIC TRUST

  For federal income tax purposes, the following summarizes the taxability of distributions paid on Common Shares in 1994 and 1993 and the estimated taxability for 1995:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $0.92 $0.68 $0.65
        Capital gains.........................................   --    --   0.11
        Return of capital.....................................  0.23  0.32  0.06
                                                               ----- ----- -----
          Total............................................... $1.15 $1.00 $0.82
                                                               ===== ===== =====

  On December 12, 1995 PTR declared a distribution of $0.31 per Common Share payable on February 15, 1996 to shareholders of record as of February 2, 1996. At the same time, PTR announced that it plans to pay a total distribution of $1.24 per Common Share in 1996.

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

  For federal income tax purposes, the following summaries reflect the taxability of dividends paid on Series A Preferred Shares and Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"), respectively, for periods prior to 1995 and the estimated taxability for 1995.

                                                                       DATE OF
                                                                     ISSUANCE TO
                                                         1995  1994   12/31/93
                                                         ----- ----- -----------
      Per Series A Preferred Share:
        Ordinary income................................. $1.75 $1.75   $.1231
        Capital gains...................................   --    --     .0227
                                                         ----- -----   ------
          Total......................................... $1.75 $1.75   $.1458
                                                         ===== =====   ======

                                                                       DATE OF
                                                                     ISSUANCE TO
                                                                      12/31/95
                                                                     -----------
      Per Series B Preferred Share:
        Ordinary income.............................................   $1.3625
        Capital gains...............................................       --
                                                                       -------
          Total.....................................................   $1.3625
                                                                       =======

  PTR's tax return for the year ended December 31, 1995 has not been filed, and the taxability information for 1995 is based upon the best available data. PTR's tax returns have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

                         SECURITY CAPITAL PACIFIC TRUST

(6) MORTGAGE NOTES RECEIVABLE

  The change in investments in mortgage notes receivable (which primarily originated in connection with PTR's sale of non-multifamily properties) consisted of the following (in thousands):

                                                       1995     1994     1993
                                                      -------  -------  -------
      Balances at January 1 ......................... $22,597  $22,624  $10,981
      Notes originated...............................   1,538      162   12,966
      Reduction of principal.........................  (8,291)    (189)  (1,323)
                                                      -------  -------  -------
      Balance at December 31......................... $15,844  $22,597  $22,624
                                                      =======  =======  =======

  Interest rates on mortgage notes receivable range from 7.5% to 10.5% with a weighted average rate of 8.6%. Maturity dates on mortgage notes receivable range from 1997 to 2008.

  Aggregate cost for federal income tax purposes was the same as the balance at December 31 for the three years shown above.

(7) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1995, 150,000,000 Shares of Beneficial Interest, $1.00 par value per share, were authorized. PTR's Board of Trustees is authorized to issue, from the authorized but unissued shares of PTR, preferred shares in series and to establish from time to time the number of preferred shares to be included in such series and to fix the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series.

 Preferred Shares

  On May 11, 1995, the Board of Trustees authorized PTR to classify and issue the Series B Preferred Shares. The net proceeds to PTR from the sale of the Series B Preferred Shares were $101.4 million. The net proceeds were used for the development and acquisition of additional multifamily properties, for the repayment of indebtedness under PTR's revolving line of credit and for working capital purposes.

  On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of PTR, in whole or in part at a redemption price of $25.00 per share plus accrued and unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of PTR, which may include shares of other series of preferred shares. The holders of the Series B Preferred Shares have no preemptive rights with respect to any shares of the capital securities of PTR or any other securities of PTR convertible into or carrying rights or options to purchase any such shares. The Series B Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of PTR to redeem or retire the Series B Preferred Shares and are not convertible into any other securities of PTR. In addition, holders of the Series B Preferred Shares are entitled to receive, when and as declared by the Board of Trustees, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9% of the liquidation preference per annum (equivalent to $2.25 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December.

                         SECURITY CAPITAL PACIFIC TRUST

  The Series A Preferred Shares issued in November 1993 have a liquidation preference of $25 per share for an aggregate liquidation preference of $230 million plus any accrued but unpaid distributions. The net proceeds (after underwriting commission and other offering costs) of the Series A Preferred Shares issued was $219.7 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. Each Series A Preferred Share is convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into 1.2162 of PTR's Common Shares (a conversion price of $20.56 per share). Distributions on the Series A Preferred Shares are cumulative in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly PTR distribution rate on the Common Shares into which the Series A Preferred Shares are convertible, payable quarterly in arrears on the last day of March, June, September and December of each year. The Series A Preferred Shares are redeemable at the option of PTR after November 30, 2003.

  The Series A Preferred Shares and the Series B Preferred Shares will rank on a parity as to distributions and liquidation proceeds. Series A Preferred Shares and Series B Preferred Shares are collectively referred to as "Preferred Shares."

 Option Plan

  In January 1987, PTR adopted its Share Option Plan for Outside Trustees (the "1987 Plan"). Under the 1987 Plan, there are 126,000 Common Shares approved which can be granted to independent Trustees. All options granted are for a term of five years and are exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value on the date of grant. At December 31, 1995 there were 20,000 options for Common Shares outstanding and exercisable under the 1987 Plan at exercise prices ranging from $10.625 to $18.875 per Common Share.

 Ownership Restrictions and Significant Shareholder

  PTR's Restated Declaration of Trust and the Articles Supplementary restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of PTR's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of the Preferred Shares. The purpose of these provisions are to assist in protecting and preserving PTR's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For PTR to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of PTR's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares, and thus assists the Trustees in protecting and preserving PTR's REIT status for tax purposes.

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

  The Board of Trustees has permitted SCG, the owner of the REIT Manager (see
Note 8), to acquire up to 49% of PTR's fully converted Common Shares. SCG's ownership of Common Shares is attributed for tax purposes to its shareholders. SCG owned 37.93% of PTR's total outstanding Common Shares at December 31, 1995. Pursuant to an agreement between SCG and PTR, SCG has agreed to acquire no more than 49% of the fully converted Common Shares except pursuant to an all-cash tender offer for all Common Shares

                         SECURITY CAPITAL PACIFIC TRUST
held open for 90 days. SCG would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

 Shareholder Purchase Rights

  On February 23, 1990, PTR declared a dividend distribution of one shareholder purchase right ("Right") for each outstanding Common Share to be distributed to all holders of record of the Common Shares on February 23, 1990. Each Right entitled the holder to purchase one Common Share for an exercise price of $32.50 per share, subject to adjustment as provided in the Rights Agreement. The Rights were exercisable only if a person or group acquired 20% or more of PTR's Common Shares (32% in the case of SCG and certain defined affiliates) or announced a tender offer for 25% or more of the Common Shares. Under certain circumstances, including a shareholder acquisition of 20% or more of the Common Shares, each Right would entitle the holder to purchase Common Shares or securities of the acquiring company, which would have a dilutive effect on the acquiring company and deter it from taking coercive actions against PTR shareholders. The Rights held by certain 20% shareholders would be exercisable.

  On July 11, 1994, the Board of Trustees announced the redemption, effective at the close of business on July 21, 1994, of the shareholder purchase rights issued pursuant to the Rights Agreement, dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 was entitled to receive $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994.

  In addition, the Board of Trustees declared a distribution of one preferred share purchase right (a "Purchase Right") for each Common Share outstanding, payable to holders of Common Shares of record at the close of business on July 21, 1994. Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of Series B Junior Participating Preferred Share, par value $1.00 per share (the "Participating Preferred Shares"), at a price of $60.00 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires 20% or more of the fully converted Common Shares (49% in the case of SCG and certain defined affiliates) or announces a tender offer for 25% or more of the outstanding Common Shares. Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by the Board of Trustees.

 Shelf Registration

  On May 13, 1994 and December 1, 1994, PTR filed additional shelf registration statements with the Securities and Exchange Commission. PTR registered an aggregate of $650 million of securities ($325 million of securities in each shelf registration statement) which can be issued in the form of debt securities, preferred shares of beneficial interest, common shares of beneficial interest, shareholder purchase rights or subscription rights for common shares of beneficial interest. As of December 31, 1995, $243.2 million in securities were available to be issued under PTR's shelf registrations (See
Note 12).

(8) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  Effective March 1, 1991, PTR entered into a REIT management agreement (the "REIT Management Agreement") with Security Capital Pacific Incorporated (the "REIT Manager"), formerly Security Capital

                         SECURITY CAPITAL PACIFIC TRUST

(Southwest) Incorporated to provide management services to PTR. The REIT Manager is a subsidiary of SCG (see Note 7). All officers of PTR are employees of the REIT Manager and PTR has no employees. The REIT Manager provides both strategic and day-to-day management of PTR, including research, investment analysis, acquisition and development, asset management, capital markets, and legal and accounting services.

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement ("Cash Flow") in excess of $4,837,000. In the REIT Management Agreement, Cash Flow is calculated by reference to PTR's cash flow from operations before deducting (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR, and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there has been none since inception of the REIT Management Agreement); and, after deducting (iv) actual or assumed regularly scheduled principal and interest payments on long term debt and (v) distributions actually paid with respect to any nonconvertible preferred shares of beneficial interest of PTR. The REIT Management Agreement has been amended so that the long term senior notes described in Note 4 and Note 12 will be treated as if they had regularly scheduled principal and interest payments similar to a 20-year level monthly payment, fully amortizing mortgage and the assumed principal and interest payments will be deducted from cash flow in determining the fee for future periods. Cash Flow does not include interest and income from PTR Development Services, realized gains from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of .25% per year on the average daily balance of cash equivalent investments.

  REIT management fees aggregated $20,354,000, $13,182,000 and $7,073,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR relating to PTR's operations, primarily including third party legal, accounting and similar fees paid on behalf of PTR, and travel expenses incurred in connection with financings, property acquisitions, property dispositions, property development, attending Board of Trustees and shareholder meetings and similar activities on behalf of PTR.

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

  SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties. For the years ended December 31, 1995, 1994 and 1993, PTR paid SCG Realty Services aggregate fees of $7,894,000, $7,148,000 and $3,862,000, respectively. Homestead Realty Services Incorporated ("Homestead Realty Services") manages all of PTR's operating Homestead Village properties. For the year ended December 31, 1995, PTR paid Homestead Realty Services aggregate fees of $1,018,000. In addition to property management, SCG Realty Services has performed certain due diligence services for PTR's acquisitions. Effective October 1, 1994, SCG Realty Services no longer performed due diligence services for PTR. SCG owns each of SCG Realty Services and Homestead Realty Services. Rates for services performed by SCG Realty Services and Homestead Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and management believes are at rates prevailing in the markets in which PTR operates.

                         SECURITY CAPITAL PACIFIC TRUST

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except for per share amounts) for 1995 and 1994 is as follows:

                                             THREE MONTHS ENDED          YEAR
                                       -------------------------------  ENDED
                                        3-31    6-30    9-30    12-31   12-31
                                       ------- ------- ------- ------- --------
1995:
  Rental Income....................... $53,518 $65,719 $70,176 $73,060 $262,473
                                       ======= ======= ======= ======= ========
  Earnings from operations............  14,540  20,806  23,203  23,147   81,696
  Gain on sale of investments.........     --      --      --    2,623    2,623
  Less preferred share dividends......   4,025   5,023   6,387   6,388   21,823
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $10,515 $15,783 $16,816 $19,382 $ 62,496
                                       ======= ======= ======= ======= ========
  Net earnings per Common Share....... $  0.20 $  0.22 $  0.23 $  0.27 $   0.93
                                       ======= ======= ======= ======= ========
  Funds from operations attributable
   to Common Shares................... $18,059 $24,909 $26,527 $27,483 $ 96,978
                                       ======= ======= ======= ======= ========
  Weighted Average Common Shares out-
   standing...........................  51,485  72,027  72,211  72,211   67,052
                                       ======= ======= ======= ======= ========
1994:
  Rental Income....................... $37,414 $43,390 $50,299 $52,369 $183,472
                                       ======= ======= ======= ======= ========
  Earnings from operations............   9,512  10,765  12,727  13,715   46,719
  Less preferred share dividends......   4,025   4,025   4,025   4,025   16,100
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $ 5,487 $ 6,740 $ 8,702 $ 9,690 $ 30,619
                                       ======= ======= ======= ======= ========
  Net earnings per Common Share....... $  0.12 $  0.15 $  0.18 $  0.19 $   0.66
                                       ======= ======= ======= ======= ========
  Funds from operations attributable
   to Common Shares................... $12,037 $12,581 $15,323 $16,892 $ 56,833
                                       ======= ======= ======= ======= ========
  Weighted Average Common Shares out-
   standing...........................  44,668  44,724  47,051  50,413   46,734
                                       ======= ======= ======= ======= ========

(10) COMMITMENTS AND CONTINGENCIES

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of due diligence procedures, since 1984 PTR has conducted Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations for any of the years in the three year period ended December 31, 1995. PTR is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on PTR's financial condition or results of operations.

  See Note 3 for development and acquisition commitments.

                         SECURITY CAPITAL PACIFIC TRUST

                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

(11) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The carrying amount of cash and cash equivalents, other assets, accrued expenses and other liabilities approximates fair value as of December 31, 1995 and 1994 because of the short maturity of these instruments. Similarly, the carrying value of line of credit borrowings approximates fair value as of those dates since the interest rate fluctuates based on published market rates. In the opinion of management, the interest rates associated with the long term debt, mortgages payable and mortgage notes receivable approximate the market interest rates for these types of instruments, and as such, the carrying values approximates fair value at December 31, 1995 and 1994, in all material respects.

(12) SUBSEQUENT EVENTS

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "2010 Notes") and $100 million of 7.90% Notes due 2016 (the "2016 Notes" and together with the 2010 Notes, the "2010 and 2016 Notes").

  The 2010 Notes bear interest at 7.15% per annum and require annual principal payments of $6.25 million, commencing February 15, 2003. The 2016 Notes bear interest at 7.90% per annum and require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016. Collectively, the 2010 and 2016 Notes are unsecured and have an average life to maturity of 15.5 years and an average effective interest cost, including offering discounts and issuance costs of 7.84% per annum. The 2010 and 2016 Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 2010 and 2016 Notes are governed by the terms and provisions of the Indenture (See Note 4). As a result of the issuance of the 2010 and 2016 Notes, $93.2 million in securities remain available to be issued under PTR's shelf registration.

                                                                    SCHEDULE III

                         SECURITY CAPITAL PACIFIC TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                             GROSS AMOUNT AT WHICH CARRIED AT
                            INITIAL COST TO PTR     COSTS           DECEMBER 31, 1995
                           --------------------- CAPITALIZED --------------------------------
                                     BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                   ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
   PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
   ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
MULTIFAMILY:
Albuquerque, New
 Mexico:
 Commanche Wells. $    --  $    719  $    4,072   $    309   $    719  $    4,381  $    5,100  $   202     1985      1994
 Corrales Pointe.      --       944       5,351        393        944       5,744       6,688      336     1986      1993
 Entrada Pointe..      --     1,014       5,744        805      1,014       6,549       7,563      326     1986      1994
 Homestead
  Village--Osuna.      --       832         --       3,039        840       3,031       3,871       (b)      (b)     1995
 La Paloma.......      --     4,135         --      18,952      4,287      18,800      23,087      269       (b)     1993
 La Ventana......      --     2,210         --      11,634      2,320      11,524      13,844       43       (b)     1994
 Pavilions ......      --     2,182       7,624      5,602      2,182      13,226      15,408    1,484       (a)       (a)
 Sandia Ridge....      --     1,339       5,358        798      1,339       6,156       7,495      686     1986      1992
 Vistas at Seven
  Bar (i) .......      --     2,597         --       3,841      2,601       3,837       6,438       (b)      (b)     1994
 Vista del Sol...      --     1,105       4,419        427      1,105       4,846       5,951      326     1987      1993
 Wellington
  Place..........      --     1,881       7,523        598      1,881       8,121      10,002      479     1981      1993
Austin, Texas:
 Anderson Mill
  Oaks...........      --     1,794      10,165        267      1,794      10,432      12,226      603     1984      1993
 Cannon Place....      --     1,220       4,879        725      1,220       5,604       6,824      304     1984      1993
 Hobby Horse.....      --       788         --         303        801         290       1,091       (b)      (b)     1993
 Homestead
  Village--
  Burnet.........      --       525         --       3,543        723       3,345       4,068       66     1995      1994
 Homestead
  Village--
  Mid Town.......      --       600         --       3,135        645       3,090       3,735       (b)      (b)     1995
 Homestead
  Village--
  Pavilion (i) ..      --       693         --         120        693         120         813       (b)      (b)     1995
 Hunters' Run....      --     1,400         --       9,982      1,816       9,566      11,382      183     1995      1993
 Hunters' Run II
  (i)............      --       797         --         775        861         711       1,572       (b)      (b)     1995
 La Mirage.......      --     2,350         --      14,668      2,966      14,052      17,018      843     1994      1992
 Monterey Ranch
  Village II.....      --     1,151         --      13,132      1,241      13,042      14,283       (b)      (b)     1993
 The Ridge.......      --     1,669       6,675      2,076      1,669       8,751      10,420      574     1978      1993
 Rock Creek......      --     1,311       7,431      1,419      1,311       8,850      10,161      477     1979      1993
 Saddlebrook.....      --       800         --      12,484      1,148      12,136      13,284      774     1994      1992
 Shadowood.......      --     1,197       4,787        561      1,197       5,348       6,545      329     1985      1993
 Spyglass........      --     1,744       6,976      1,753      1,744       8,729      10,473      694     1981      1992
Dallas, Texas:
 Apple Ridge.....      --     1,986       7,942      1,124      1,986       9,066      11,052      488     1984      1993
 Custer Crossing.      --     1,532       8,683        163      1,532       8,846      10,378      506     1985      1993
 Homestead
  Village--
  Coit Road......      --       425         --       2,961        496       2,890       3,386      301     1994      1993
 Homestead
  Village--
  Fort Worth.....      --       350         --       2,296        372       2,274       2,646       (b)      (b)     1994
 Homestead
  Village--
  Las Colinas....      --       800         --       3,562        805       3,557       4,362       (b)      (b)     1994
 Homestead
  Village--North
  Richland Hills.      --       470         --       3,020        544       2,946       3,490      301     1994      1993
 Homestead
  Village--
  Skillman Road..      --       400         --       2,683        400       2,683       3,083      278     1993      1992

                                                     (see notes following table)

                                                               GROSS AMOUNT AT WHICH CARRIED
                             INITIAL COST TO PTR     COSTS         AT DECEMBER 31, 1995
                            --------------------- CAPITALIZED -------------------------------
                                      BUILDINGS     SUBSE-              BUILDINGS              ACCUMU-     CON-
                    ENCUM-               AND       QUENT TO                AND                LATED DE-  STRUCTION   YEAR
   PROPERTIES      BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS  TOTALS   PRECIATION   YEAR    ACQUIRED
   ----------      -------- -------- ------------ ----------- -------- ------------ --------- ---------- --------- --------
 Homestead
  Village--South
  Arlington......  $        $    550  $      --    $  3,274   $    642  $    3,182  $   3,824  $   120     1995      1994
 Homestead
  Village--
  Stemmons
  Freeway........       --       356         --       4,136        424       4,068      4,492      296       (c)      (c)
 Homestead
  Village--
  Tollway........       --       275         --       2,443        353       2,365      2,718      340     1993      1993
 Homestead
  Village--West
  Arlington......       --       585         --       3,400        652       3,333      3,985      118     1995      1993
 Indian Creek....       --     1,582       8,962        256      1,582       9,218     10,800      520     1985      1993
 Post Oak Ridge..       --     2,137      12,111        873      2,137      12,984     15,121      724     1983      1993
 Quail Run.......       --     1,613       9,140        169      1,613       9,309     10,922      533     1983      1993
 Somerset........       --     2,908      11,632        525      2,908      12,157     15,065      674     1986      1993
 Summerstone.....       --     1,028       5,823        161      1,028       5,984      7,012      345     1983      1993
 Timber Ridge....       --       997       5,651        302        997       5,953      6,950      184     1984      1994
 Woodland Park...       --     1,386       5,543        309      1,386       5,852      7,238      327     1986      1993
Denver, Colorado:
 Cambrian........       --     2,256       9,026        719      2,256       9,745     12,001      647     1983      1993
 Cedars, The.....       --     3,128      12,512      1,404      3,128      13,916     17,044      925     1984      1993
 Fox Creek Phase
  I..............       --     1,167       4,669        313      1,167       4,982      6,149      289     1984      1993
 Fox Creek Phase
  II.............       --       --          --          69        --           69         69       (b)      (b)     1995
 Hickory Ridge...       --     4,402      17,607      1,394      4,402      19,001     23,403    1,601     1984      1992
 Homestead
  Village--
  Belleview .....       --       876         --       2,622        921       2,577      3,498       (b)      (b)     1994
 Homestead
  Village--Iliff.       --       615         --       2,910        624       2,901      3,525       (b)      (b)     1994
 Reflections
  Phase I........       --     1,591       6,362        785      1,591       7,147      8,738      476     1980      1993
 Reflections
  Phase II.......       --       805         --      11,258        845      11,218     12,063       34       (b)     1993
 Silvercliff.....     7,469    2,410      13,656        219      2,410      13,875     16,285      640     1991      1994
 Sunwood.........       --     1,030       4,596        461      1,030       5,057      6,087      414     1981      1992
El Paso, Texas:
 Acacia Park.....       --     1,130         --      12,764      1,475      12,419     13,894      298     1995      1993
 Cielo Vista.....       --     1,111       4,445      1,090      1,111       5,535      6,646      324     1962      1993
 The Crest.......       --       865          --      7,112      1,026       6,951      7,977      866     1991      1992
 Doubletree......       --     1,106       4,423        626      1,106       5,049      6,155      349     1980      1993
 Las Flores......     5,915      625       6,624        861        625       7,485      8,110    3,168       (d)       (d)
 Mountain
  Village........       --     1,203       4,824      1,158      1,203       5,982      7,185      757     1982      1992
 The Patriot ....       --     1,027         --      10,837      1,103      10,761     11,864      121       (b)     1993
 Park Place .....     7,032      992       7,409        304        993       7,712      8,705    1,461       (e)       (e)
 The Phoenix.....       --       454         --       9,641        658       9,437     10,095      817     1993      1993
 Shadow Ridge ...       --     1,524       3,993      6,727      1,668      10,576     12,244      842       (f)       (f)
 Spring Park.....     4,293      734       4,428         77        734       4,505      5,239      917     1990      1989
 Tigua Village...       694      161         146      1,976        161       2,122      2,283    1,151       (g)       (g)
Houston, Texas:
 Beverly Palms...       --     1,393       7,893        700      1,393       8,593      9,986      421     1970      1994
 Braeswood Park..     6,889    1,861      10,548        151      1,861      10,699     12,560      611     1984      1993
 Brompton Court..    14,543    4,058      22,993      3,477      4,058      26,470     30,528      967     1972      1994
 Chasewood.......     9,485    2,016      11,422        102      2,016      11,524     13,540      530     1992      1994
 Cranbrook
  Forest.........       --     1,326       5,302        258      1,326       5,560      6,886      316     1984      1993
 Homestead
  Village--
  Astrodome .....       --     1,530         --       3,765      1,669       3,626      5,295       18     1995      1994
 Homestead
  Village--
  Bammel-
  Westfield......       --       516         --       2,959        595       2,880      3,475      162     1994      1993
 Homestead
  Village--Fuqua.       --       416         --       2,929        491       2,854      3,345      250     1994      1993
 Homestead
  Village--Park
  Ten............       --       791         --       3,102        860       3,033      3,893      172     1994      1993

                                                     (see notes following table)

                                                              GROSS AMOUNT AT WHICH CARRIED AT
                             INITIAL COST TO PTR     COSTS           DECEMBER 31, 1995
                            --------------------- CAPITALIZED --------------------------------
                                      BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                    ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
   PROPERTIES      BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
   ----------      -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Homestead
  Village--
  Stafford.......  $    --  $    575  $      --    $  3,092   $    665  $    3,002  $    3,667  $   168     1994      1993
 Homestead
  Village--West
  by Northwest...       --       519         --       2,913        568       2,864       3,432      283     1994      1993
 Homestead
  Village--
  Westheimer.....       --       796         --       3,205        897       3,104       4,001      208     1994      1993
 Homestead
  Village--
  Willowbrook....       --       575         --       3,350        669       3,256       3,925       51     1995      1994
 Memorial Heights
  Phase I........       --     3,169         --       9,150      3,348       8,971      12,319       (b)      (b)     1994
 Memorial Heights
  Phase II.......       --     4,190         --       2,039      4,427       1,802       6,229       (b)      (b)     1994
 Oaks at Medical
  Center Phase I.       --     4,210         --      11,744      4,260      11,694      15,954        3       (b)     1994
 Pineloch........       --     1,980      11,221        397      1,980      11,618      13,598      659     1984      1993
 Plaza Del Oro...       --     1,713       9,706        488      1,713      10,194      11,907      414     1984      1994
 Seahawk.........     5,505    1,258       7,125        224      1,257       7,350       8,607      335     1984      1994
 Weslayan Oaks...       --       581       3,293        105        581       3,398       3,979      198     1984      1993
 Woodside
  Village........       --       710       2,811      3,039        710       5,850       6,560    2,347     1972      1975
Las Vegas, Nevada
 Hamptons, The ..       --     2,959      16,790        935      2,959      17,725      20,684      337     1989      1995
 Horizons at
  Peccole Ranch..       --     3,173      18,048        113      3,173      18,161      21,334      362     1990      1995
 King's Crossing
  ...............       --     2,860      16,272        202      2,860      16,474      19,334      327     1991      1995
 La Tierra at the
  Lakes..........    26,444    5,904      33,561      1,502      5,904      35,063      40,967      673     1986      1995
 Sunterra .......     8,274    2,086      11,867         51      2,086      11,918      14,004      236     1986      1995
Los Angeles, Cal-
 ifornia:
 Miramonte.......       --     2,357      13,364        --       2,357      13,364      15,721      --      1989      1995
Oklahoma City,
 Oklahoma:
 Cimarron Trails.       --       981       5,591        181        981       5,772       6,753      233     1984      1994
 Warrington......       --       882       4,883        221        882       5,104       5,986      303     1984      1993
Omaha, Nebraska:
 Apple Creek.....    11,100    1,953      11,069        550      1,953      11,619      13,572      464     1987      1994
 Oak Brook ......       --     1,108       6,307         74      1,108       6,381       7,489      127     1994      1995
Phoenix, Arizona:
 22nd & Dunlap
  Phase I (i)....       --     3,062         --         555      3,080         537       3,617       (b)      (b)     1995
 Arrowhead Phase
  I (i)..........       --     2,019         --          11      2,019          11       2,030       (b)      (b)     1995
 Bay Club........       --     2,797      11,188        933      2,797      12,121      14,918      704     1985      1993
 Foxfire.........       --     1,055       5,976        246      1,055       6,222       7,277      284     1985      1994
 Homestead Vil-
  lage--Baseline
  (i)............       --       808         --       1,692        830       1,670       2,500       (b)      (b)     1995
 Homestead Vil-
  lage--Dunlap
  (i)............       --       915         --       1,153        933       1,135       2,068       (b)      (b)     1995
 Homestead Vil-
  lage--Scotts-
  dale...........       --       883         --       3,376        975       3,284       4,259       37     1995      1994
 Miralago Phase I
  (i) ...........       --     2,743         --         517      2,830         430       3,260       (b)      (b)     1995
 Moorings at Mesa
  Cove...........       --     3,261      13,045        846      3,261      13,891      17,152    1,090     1985      1992
 North Mountain
  Village........       --     2,704      15,323        330      2,704      15,653      18,357      754     1986      1994
 Papago Crossing.       --       630       2,519        659        630       3,178       3,808      246     1980      1992
 Peaks at Papago
  Park Phase I...       --     4,131      23,408        589      4,131      23,997      28,128    1,114     1988      1994
 Peaks at Papago
  Park Phase II..       --     1,000         --       3,388      1,001       3,387       4,388       (b)      (b)     1994

                                                     (see notes following table)

                                                                   GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR     COSTS      CARRIED AT DECEMBER 31, 1995
                            --------------------- CAPITALIZED --------------------------------
                                      BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                    ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
   PROPERTIES      BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
   ----------      -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Pheasant Run....  $    --  $  1,607  $    6,428   $    597   $  1,607  $   7,025   $    8,632  $   408     1985      1993
 Presidio at
  South Mountain.    14,593    4,638      26,280        438      4,638     26,718       31,356    1,530     1989      1993
 The Ridge.......       --     1,852      10,492        318      1,852     10,810       12,662      614     1987      1993
 San Antigua.....       --     4,200         --      19,599      4,705     19,094       23,799    1,053     1994      1991
 San Marin.......       --     3,332         --      14,607      3,798     14,141       17,939    1,365     1993      1993
 San Marina......       --     1,208       4,831        852      1,208      5,683        6,891      810     1986      1992
 San Marquis
  North..........       --     1,215         --       8,673      1,556      8,332        9,888      285     1994      1993
 San Marquis
  South..........       --     2,312         --      11,137      2,665     10,784       13,449      608     1994      1993
 San Palmera (i)
  ...............       --     3,515         --         794      3,682        627        4,309       (b)      (b)     1995
 Scottsdale
  Greens.........       --     3,489      19,774      4,422      3,489     24,196       27,685    1,069     1980      1994
 Sunstone........       --     1,542       8,738        315      1,542      9,053       10,595      512     1986      1993
 Superstition
  Park...........       --     2,340       9,362        796      2,341     10,157       12,498      792     1985      1992
Portland, Oregon:
 Club at the
  Green..........       --     1,640       9,327        109      1,640      9,436       11,076      193     1991      1995
 Double Tree
  Phase I........       --     1,548       8,810         28      1,548      8,838       10,386      177     1990      1995
 Double Tree
  Phase II.......     4,770      991       5,611         13        991      5,624        6,615      100     1994      1995
 Knight's Castle.     7,609    1,963      11,164         10      1,963     11,174       13,137      223     1989      1995
 Meridian at
  Murrayhill.....       --     2,517      14,320         59      2,517     14,379       16,896      287     1990      1995
 Preston's Cross-
  ing (i)........       --       851         --       3,283        852      3,282        4,134       (b)      (b)     1995
 Riverwood
  Heights........       --     1,479       8,410        126      1,479      8,536       10,015      169     1990      1995
 Squire's Court .       --     1,630       9,249         28      1,630      9,277       10,907      186     1989      1995
Reno, Nevada:
 Vista Ridge.....       --     2,002         --       1,760      2,057      1,705        3,762       (b)      (b)     1995
Salt Lake City,
 Utah:
 Cherry Creek....     4,210    1,290       7,330        299      1,290      7,629        8,919      147     1986      1995
 Greenpointe.....     3,696      891       5,050        115        891      5,165        6,056      102     1985      1995
 Mountain Shadow
  ...............     3,394      832       4,730         74        832      4,804        5,636       95     1985      1995
 Plum Tree ......       --     2,091      11,892        263      2,091     12,155       14,246      239     1979      1995
                                                                                                                      1995
 Remington ......       --     2,324         --       2,627      2,359      2,592        4,951       (b)      (b)
San Antonio, Tex-
 as:
 Applegate.......       --     1,455       8,248        282      1,455      8,530        9,985      489     1983      1993
 Austin Point....       --     1,728       9,725        452      1,728     10,177       11,905      579     1982      1993
 Camino Real.....       --     1,084       4,338        774      1,084      5,112        6,196      383     1979      1993
 Cobblestone Vil-
  lage...........       --       786       3,120        645        786      3,765        4,551      513     1984      1992
 Contour Place...       --       456       1,829        317        456      2,146        2,602      331     1984      1992
 The Crescent....       --     1,145         --      14,454      1,647     13,952       15,599      912     1994      1992
 Dymaxion Phase
  I..............       --       683       3,740        132        683      3,872        4,555      115     1984      1994
 The Gables......       --     1,025       5,809        226      1,025      6,035        7,060      343     1983      1993
 Homestead Vil-
  lage--
  Bitters........       --     1,000         --       3,729      1,198      3,531        4,729       66     1995      1994
 Homestead Vil-
  lage--DeZavala
  ...............       --       844         --       3,587        983      3,448        4,431       55     1995      1994
 Homestead Vil-
  lage--
  Fredricksburg..       --       800         --       3,238        892      3,146        4,038      171     1994      1993
 Lakeside Villas.       --     2,597      10,388        666      2,597     11,054       13,651      926     1986      1992
 Marbach Park....       --     1,122       6,361        504      1,123      6,864        7,987      393     1985      1993
 Oakhampton
  Place..........       --     2,292       9,170        712      2,292      9,882       12,174      834     1984      1992
 Palisades Park..       --     1,167       6,613        364      1,167      6,977        8,144      396     1983      1993
 Panther Spring..       --       585       3,317         80        585      3,397        3,982      196     1985      1993
 Rancho Mirage...       --       724       2,871      1,259        724      4,130        4,854      243     1974      1993
 Stanford
  Heights........       --     1,631         --      11,534      1,693     11,472       13,165       56       (b)     1993
 Sterling
  Heights........       --     1,644         --      10,348      2,212      9,780       11,992      197     1995      1993
 St. Tropez Phase
  I..............       --     2,013       8,054        796      2,013      8,850       10,863      741     1982      1992
 St. Tropez Phase
  II ............       --       605         --         361        632        334          966       (b)      (b)     1994
 Towne East Vil-
  lage...........       --       350       1,985        148        350      2,133        2,483      119     1983      1993

                                                     (see notes following table)

                                                                   GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR     COSTS      CARRIED AT DECEMBER 31, 1995
                            --------------------- CAPITALIZED --------------------------------
                                      BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                    ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Villas of Castle
  Hills..........  $    --  $  1,037  $    4,148   $    691   $  1,037  $    4,839  $    5,876  $   289     1971      1993
 The Waters of
  Northern Hills.       --     1,251       7,105        690      1,251       7,795       9,046      377     1982      1994
San Diego, Cali-
 fornia:
 Scripps Landing.       --     1,332       7,550        240      1,332       7,790       9,122      421     1985      1994
 Tierrasanta
  Ridge..........       --     2,859      16,130        492      2,859      16,622      19,481      717     1994      1994
San Francisco
 (Bay Area), Cal-
 ifornia:
 Homestead Vil-
  lage--
  San Mateo......       --     1,510         --         142      1,510         142       1,652       (b)      (b)     1995
 Homestead Vil-
  lage--
  Sunnyvale .....       --     1,274         --          87      1,277          84       1,361       (b)      (b)     1995
 Treat Commons...     7,296    5,788      32,802        --       5,788      32,802      38,590      --      1988      1995
Santa Fe, New
 Mexico:
 Enclave, The....       --     1,810       7,242        696      1,810       7,938       9,748      630     1986      1992
 Foothills of
  Santa Fe Phase
  I..............       --     1,396         --         760      1,401         755       2,156       (b)      (b)     1995
 The Meadows of
  Santa Fe.......       --       760         --      11,711        992      11,479      12,471      675     1994      1993
 Rancho Vizcaya..       --     1,906       9,458        729      1,906      10,187      12,093    1,241     1990      1991
Seattle, Washing-
 ton:
 Logan's Ridge...       --     1,950      11,118         80      1,950      11,198      13,148      223     1987      1995
 Mantanza Creek..       --     1,016       5,814         98      1,016       5,912       6,928      117     1991      1995
 Millwood Es-
  tates..........       --     1,593       9,200        260      1,593       9,460      11,053      184     1987      1995
 Pebble Cove ....       --     1,895         --       2,342      2,026       2,211       4,237       (b)      (b)     1995
 Remington Park..       --     2,795      15,593        539      2,795      16,132      18,927      249     1990      1995
 Walden Pond.....       --     2,033      11,535        168      2,033      11,703      13,736      232     1990      1995
Tucson, Arizona:
 Ashton Meadows..       --       966       5,474        701        966       6,175       7,141      348     1979      1993
 Cobble Creek....       --     1,422       5,690        616      1,422       6,306       7,728      802     1980      1992
 Craycroft Gar-
  dens...........       --       348       1,392        201        348       1,593       1,941      179     1963      1992
 Rio Cancion.....       --     2,854      16,175        364      2,854      16,539      19,393      797     1984      1994
 San Ventana (i).       --     3,177         --       7,444      3,271       7,350      10,621       (b)      (b)     1993
 Sonoran Terrac-
  es.............       --     3,020      14,150        648      3,020      14,798      17,818    2,001     1986      1992
 Sundown Village
  ...............       --     2,009       6,424      4,491      2,110      10,814      12,924      611       (h)       (h)
 Tierra Antigua..       --       992       3,967        507        992       4,474       5,466      518     1979      1992
 Villa Caprice...       --     1,279       7,248        274      1,279       7,522       8,801      427     1972      1993
 Windsail........     4,843    1,852       7,407        616      1,852       8,023       9,875      549     1986      1993
Tulsa, Oklahoma:
 Southern Slope..       --       779       4,413        141        779       4,554       5,333      270     1982      1993
                   -------- --------  ----------   --------   --------  ----------  ----------  -------
 Total
  Multifamily....  $158,054 $299,981  $1,040,137   $455,316   $309,025  $1,486,409  $1,795,434  $77,433
                   -------- --------  ----------   --------   --------  ----------  ----------  -------

                                                     (see notes following table)

                                                                                GROSS AMOUNT AT WHICH
                                       INITIAL COST TO PTR     COSTS         CARRIED AT DECEMBER 31, 1995
                                      --------------------- CAPITALIZED    --------------------------------
                                                BUILDINGS     SUBSE-                 BUILDINGS               ACCUMU-     CON-
                              ENCUM-               AND       QUENT TO                   AND                 LATED DE-  STRUCTION
   PROPERTIES                BRANCES    LAND   IMPROVEMENTS ACQUISITION      LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR
   ----------                -------- -------- ------------ -----------    -------- ------------ ---------- ---------- ---------
LAND HELD FOR FU-
 TURE MULTIFAMILY
 DEVELOPMENT:
Austin, Texas:
 Homestead
  Village--Round
  Rock (j).......            $    --  $    808  $      --    $     84      $    828  $       64  $      892  $   --       N/A
 Monterey Ranch
  Village I (k)..                 --       424         --       1,241           457       1,208       1,665      --       N/A
 Monterey Ranch
  Village III
  (l)............                 --     1,131         --       4,694         1,219       4,606       5,825      --       N/A
El Paso, Texas:
 West Ten (m)....                 --     1,523         --          74         1,544          53       1,597      --       N/A
Houston, Texas:
 Oaks at Medical
  Center Phase II
  (n)............                 --     3,368         --       1,861         3,408       1,821       5,229      --       N/A
Phoenix, Arizona:
 22nd & Dunlap
  Phase II (o)...                 --     1,647         --         173         1,647         173       1,820      --       N/A
 Arrowhead Phase
  II (p).........                 --     1,601         --         --          1,601         --        1,601      --       N/A
San Antonio,
 Texas:
 Dymaxion Phase
  II (q).........                 --       546         --          10           545          11         556      --       N/A
 Indian Trails
  Phase II (r)...                 --       864         --          18           870          12         882      --       N/A
 Walker Ranch
  Phase I (s)....                 --     2,230         --       1,156         2,373       1,013       3,386      --       N/A
 Walker Ranch
  Phase II (t)...                 --     1,481         --         501         1,575         407       1,982      --       N/A
 Walker Ranch Phase III (u).      --       555         --         228           591         192         783      --       N/A
Santa Fe, New
 Mexico:
 Foothills of
  Santa Fe Phase
  II (v).........                 --     1,114         --          35         1,114          35       1,149      --       N/A
 St. Francis (w).                 --     1,941         --         380         1,986         335       2,321      --       N/A
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
 Total
  Development
  Land...........            $    --  $ 19,233  $      --    $ 10,455      $ 19,758  $    9,930  $   29,688  $   --
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
HOTEL:
San Francisco,
 California:
 Wharf Holiday
  Inn (x)........            $    --  $ 12,861  $    1,935   $  8,074      $ 12,861  $   10,009  $   22,870  $ 3,139     1972
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
OFFICE/INDUSTRIAL:
Dallas, Texas:
 Irving Blvd.....            $    --  $    109  $      303   $    128      $    109  $      431  $      540  $   234     1968
El Paso, Texas:
 Vista
  Industrial.....                 --       567       2,504         63           567       2,567       3,134      437     1987
Ontario,
 California:
 Ontario
  Industrial
  Building.......                 --     1,200       3,828       (891)(y)     1,200       2,937       4,137      696     1987
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
 Total Office/Industrial.    $    --  $  1,876  $    6,635   $   (700)     $  1,876  $    5,935  $    7,811  $ 1,367
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
OTHER:                            --        16          46          1            16          47          63       38     1971
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
 TOTAL OTHER.....            $    --  $     16  $       46   $      1      $     16  $       47  $       63  $    38
                             -------- --------  ----------   --------      --------  ----------  ----------  -------
 TOTAL...........            $158,054 $333,967  $1,048,753   $473,146      $343,536  $1,512,330  $1,855,866  $81,977
                             ======== ========  ==========   ========      ========  ==========  ==========  =======
                               YEAR
   PROPERTIES                ACQUIRED
   ----------                --------
LAND HELD FOR FU-
 TURE MULTIFAMILY
 DEVELOPMENT:
Austin, Texas:
 Homestead
  Village--Round
  Rock (j).......              1995
 Monterey Ranch
  Village I (k)..              1993
 Monterey Ranch
  Village III
  (l)............              1993
El Paso, Texas:
 West Ten (m)....              1994
Houston, Texas:
 Oaks at Medical
  Center Phase II
  (n)............              1994
Phoenix, Arizona:
 22nd & Dunlap
  Phase II (o)...              1995
 Arrowhead Phase
  II (p).........              1995
San Antonio,
 Texas:
 Dymaxion Phase
  II (q).........              1994
 Indian Trails
  Phase II (r)...              1994
 Walker Ranch
  Phase I (s)....              1994
 Walker Ranch
  Phase II (t)...              1994
 Walker Ranch Phase III (u).   1994
Santa Fe, New
 Mexico:
 Foothills of
  Santa Fe Phase
  II (v).........              1995
 St. Francis (w).              1994
 Total
  Development
  Land...........
HOTEL:
San Francisco,
 California:
 Wharf Holiday
  Inn (x)........              1975
OFFICE/INDUSTRIAL:
Dallas, Texas:
 Irving Blvd.....              1977
El Paso, Texas:
 Vista
  Industrial.....              1989
Ontario,
 California:
 Ontario
  Industrial
  Building.......              1987
 Total Office/Industrial.
OTHER:                         1972
 TOTAL OTHER.....
 TOTAL...........

-------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) As of 12/31/95, property was undergoing development.
(c) Phase I (132 units) was developed in 1992 and Phase II (57 units) was developed in 1995.
(d) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(e) Phase I (160 units) was developed in 1989 and Phase II (132 units) was developed in 1991.

(f) Phase I (208 units) was acquired in 1991 and Phase II (144 units) was developed in 1994.
(g) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978.
(h) Phase I (250 units) was acquired in 1993 and Phase II (80 units) was developed in 1995.
(i) Represents properties owned by third party owner-developers that are subject to presale agreements with PTR to acquire such properties. PTR's investment as of December 31, 1995 represents development loans made by PTR to such owner-developers.
(j) 3.7 acres of undeveloped land.
(k) 19.9 acres of undeveloped land.
(j) 53.1 acres of undeveloped land.
(m) 25.3 acres of undeveloped land.
(n) 13.2 acres of undeveloped land.
(o) 7.6 acres of undeveloped land.
(p) 11.6 acres of undeveloped land.
(q) 18.0 acres of undeveloped land.
(r) 25.6 acres of undeveloped land.
(s) 38.7 acres of undeveloped land.
(t) 30.5 acres of undeveloped land.
(u) 10.3 acres of undeveloped land.
(v) 19.2 acres of undeveloped land.
(w) 10.4 acres of undeveloped land.
(x) PTR owns the building and land leased to Holiday Inns of America, Inc. at Fishermann's Wharf in San Francisco. The lease with Holiday Inns expires in 2018.
(y) The Ontario Industrial property was written down by $1,100,000 in June 1993 to more properly reflect the property's net realizable value.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of PTR's investment in real estate, at cost (in thousands):

                                                        DECEMBER 31,
                                               --------------------------------
              CARRYING AMOUNTS                    1995        1994       1993
              ----------------                 ----------  ----------  --------
Balance at January 1.........................  $1,296,288  $  872,610  $337,274
Acquisitions, including renovation expendi-
 tures.......................................     370,543     270,024   449,500
Development expenditures, including land ac-
 quisition...................................     192,067     163,826   112,264
Capital improvements.........................       5,493       3,912     1,639
Real estate sold.............................      (8,402)    (12,287)  (24,953)
Provision for possible losses................        (220)     (1,600)   (2,270)
Other........................................          97        (197)     (844)
                                               ----------  ----------  --------
Balance at December 31.......................  $1,855,866  $1,296,288  $872,610
                                               ==========  ==========  ========
                                                        DECEMBER 31,
                                               --------------------------------
          ACCUMULATED DEPRECIATION                1995        1994       1993
          ------------------------             ----------  ----------  --------
Balance at January 1.........................  $   46,199  $   22,022  $ 19,360
Depreciation for the year....................      36,685      24,614    10,241
Accumulated depreciation of real estate sold.        (646)       (151)   (7,429)
Other........................................        (259)       (286)     (150)
                                               ----------  ----------  --------
Balance at December 31.......................  $   81,979  $   46,199  $ 22,022
                                               ==========  ==========  ========

  As of December 31, 1995, the aggregate cost and net investment cost for federal income tax purposes of PTR's investment in real estate amounted to $1,796,983,000 and $1,714,221,000, respectively.

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Pacific Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Security Capital Pacific Trust, hereby constitutes and appoints C. Ronald Blankenship, James W. Kluber, Jeffrey A. Klopf, Ariel Amir, Edward J. Schneidman and Michael T. Blair its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

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

Date: March 20, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


   /s/ C. Ronald Blankenship         Chairman (Principal             March 20, 1996
____________________________________   Executive Officer) and
       C. Ronald Blankenship           Trustee

      /s/ James W. Kluber            Vice President (Principal       March 20, 1996
____________________________________   Financial and Accounting
          James W. Kluber              Officer)

     /s/ James A. Cardwell           Trustee                         March 20, 1996
____________________________________
         James A. Cardwell

     /s/ John T. Kelley III          Trustee                         March 20, 1996
____________________________________
         John T. Kelley III

     /s/ Calvin K. Kessler           Trustee                         March 20, 1996
____________________________________
         Calvin K. Kessler

      /s/ William G. Myers           Trustee                         March 20, 1996
____________________________________
          William G. Myers

     /s/ James H. Polk III           Trustee                         March 20, 1996
____________________________________
         James H. Polk III

     /s/ John C. Schweitzer          Trustee                         March 20, 1996
____________________________________
         John C. Schweitzer


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

                                                                   SEQUENTIALLY
                                                                     NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  ------                        -----------                        ------------
 4.1       Restated Declaration of Trust of PTR (Incorporated by
           reference to Exhibit 4 to PTR's Form 10-Q for the
           quarter ended June 30, 1991)
 4.2       First Certificate of Amendment of Restated Declara-
           tion of Trust of PTR (Incorporated by reference to
           Exhibit 4 to PTR's Form 10-Q for the quarter ended
           June 30, 1992)
 4.3       Second Certificate of Amendment of Restated Declara-
           tion of Trust of PTR (Incorporated by reference to
           Exhibit 3.1 to PTR's Form 8-K dated May 3, 1994)
 4.4       Third Articles of Amendment of Restated Declaration
           of Trust of PTR (Incorporated by reference to Exhibit
           4.4 to PTR's Registration Statement No. 33-86444)
 4.5       Articles Supplementary relating to PTR's Cumulative
           Convertible Series A Preferred Shares of Beneficial
           Interest (Incorporated by reference to Exhibit 3.1 to
           PTR's Form
           8-K dated November 22, 1993)
 4.6       Articles Supplementary relating to PTR's Series B Cu-
           mulative Redeemable Series B Preferred Shares of Ben-
           eficial Interest (Incorporated by reference to Ex-
           hibit 99.3 to PTR's Form 8-K dated May 18, 1995)
 4.7       First Articles of Amendment to Articles Supplementary
           relating to PTR's Series B Cumulative Redeemable Pre-
           ferred Shares of Beneficial Interest (Incorporated by
           reference to Exhibit 3.1 to PTR's Form 10-Q for the
           quarter ended September 30, 1995)
 4.8       Articles of Merger of PACIFIC with and into PTR (In-
           corporated by reference to Exhibit 4.6 to PTR's Form
           10-K for the year ended December 31, 1994)
 4.9       Bylaws of PTR (Incorporated by reference to Exhibit
           4.1 to PTR's Form 8-K dated November 22, 1993)
 4.10      Indenture, dated as of February 1, 1994, between PTR
           and Morgan Guaranty Trust Company of New York, as
           Trustee, relating to PTR's unsecured senior debt se-
           curities (Incorporated by reference to Exhibit 4.2 to
           PTR's Form 10-K for the year ended December 31, 1993)
 4.11      First Supplemental Indenture, dated as of February 2,
           1994, among PTR, Morgan Guaranty Trust Company of New
           York and State Street Bank and Trust Company, as suc-
           cessor Trustee (Incorporated by reference to Exhibit
           4.3 to PTR's Form 10-K for the year ended December
           31, 1993)
 4.12      6.875% Note due February 15, 2008 (Incorporated by
           reference to Exhibit 4.4 to PTR's Form 10-K for the
           year ended December 31, 1994)
 4.13      7.5% Note due February 15, 2014 (Incorporated by ref-
           erence to Exhibit 4.5 to PTR's Form 10-K for the year
           ended December 31, 1994)
 4.14      7.15% Note due February 23, 2010.....................
 4.15      7.90% Note due February 23, 2016.....................
 4.16      Rights Agreement dated as of July 21, 1994 between
           PTR and Chemical Bank, including form of Rights Cer-
           tificate (Incorporated by reference to Exhibit 4.2 to
           PTR's Form 8-K dated July 19, 1994)

                                                                   SEQUENTIALLY
                                                                     NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  ------                        -----------                        ------------
 4.17      First Amendment dated as of February 8, 1995 to the
           Rights Agreement (Incorporated by reference to Ex-
           hibit 4.13 to PTR's Form 10-K for the year ended De-
           cember 31, 1994)
 10.1      1987 Share Option Plan for Outside Trustees, as
           amended..............................................
 10.2      Form of Indemnification Agreement entered into be-
           tween PTR and all of its officers and Trustees (In-
           corporated by reference to Exhibit 10.50 to Registra-
           tion Statement No. 33-43201)
 10.3      Second Amended and Restated Investor Agreement dated
           as of July 11, 1994 between PTR and SCG (Incorporated
           by reference to Exhibit 10.1 to PTR's Form 8-K dated
           July 19, 1994)
 10.4      Supplemental Investment Agreement dated as of October
           1, 1991, by and between PTR and SCG (Incorporated by
           reference to Exhibit 10.70 to Registration Statement
           No. 33-43201)
 10.5      Second Supplemental Investment Agreement dated as of
           December 7, 1993 between PTR and SCG (Incorporated by
           reference to Exhibit 10.2 to PTR's Form 8-K dated May
           3, 1994)
 10.6      Third Supplemental Investment Agreement dated as of
           December 6, 1994 between PTR and SCG (Incorporated by
           reference to Exhibit 10.6 to PTR's Form 10-K for the
           year ended December 31, 1994)
 10.7      Management Agreement dated as of September 1, 1995
           between PTR and SCG Realty Services Incorporated.....
 10.8      Amended and Restated Credit Agreement dated August
           11, 1995 among PTR, Texas Commerce Bank National As-
           sociation and Wells Fargo Realty Advisors Funding,
           Incorporated, as co-agents, and the banks named
           therein (Incorporated by reference to Exhibit 10.1 to
           PTR's Form 10-Q for the quarter ended September 30,
           1995)
 10.9      Fourth Amended and Restated REIT Management Agreement
           dated as of June 30, 1995 between PTR and the REIT
           Manager (Incorporated by reference to Exhibit 10 to
           PTR's Form 10-Q for the quarter ended June 30, 1995)
 10.10     First Amendment to the Fourth Amended and Restated
           REIT Management Agreement dated as of December 12,
           1995 between PTR and the REIT Manager (Incorporated
           by reference to Exhibit 10.1 to PTR's Form 8-K dated
           February 15, 1996)
 10.11     Agreement and Plan of Merger dated as of December 6,
           1994 among PTR, PACIFIC and SCG (Incorporated by Ref-
           erence to Exhibit 2.1 to Registration Statement No.
           33-87184)
 21.1      Subsidiaries of PTR..................................
 23.1      Consent of KPMG Peat Marwick LLP.....................
 24.1      Power of Attorney (included at page 72)
 27.1      Financial Data Schedule