Form 10-Q
period 1996-03-31
SECURITY CAPITAL PACIFIC TRUST
filed 1996-05-03
CIK 80737

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

                        Commission File Number 1-10272


                        SECURITY CAPITAL PACIFIC TRUST
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Maryland                                  74-6056896
   ------------------------------                      ----------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


         7777 Market Center Avenue, El Paso, Texas             79912
     --------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)


                                (915) 877-3900
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Yes  X   No
    ___     ____

The number of shares outstanding of the Registrant's common stock as of April 23, 1996 was: 72,210,869

                        SECURITY CAPITAL PACIFIC TRUST
                                     INDEX

                                                                           Page
                                                                          Number
PART I. Condensed Financial Information

   Item 1. Financial Statements

        Condensed Balance Sheets - March 31, 1996 (unaudited) and
          December 31, 1995...............................................  2

        Condensed Statements of Earnings - Three months ended
          March 31, 1996 and 1995 (unaudited).............................  3

          Condensed Statements of Cash Flows - Three months ended
          March 31, 1996 and 1995 (unaudited).............................  4

        Notes to Condensed Financial Statements (unaudited)...............  5

        Independent Auditors' Review Report............................... 10

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................... 11

PART II. Other Information

   Item 5. Other Information.............................................. 16

   Item 6. Exhibits and Reports on Form 8-K............................... 16

                         SECURITY CAPITAL PACIFIC TRUST

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                     ------

                                                                             MARCH 31,    DECEMBER 31,
                                                                               1996          1995
                                                                           ------------  ------------
                                                                            (unaudited)
  Real estate.............................................................  $1,930,632     $1,855,866
  Less accumulated depreciation...........................................      90,158         81,979
                                                                            ----------     ----------
                                                                             1,840,474      1,773,887
  Mortgage notes receivable...............................................      14,764         15,844
                                                                            ----------     ----------
      Total investments...................................................   1,855,238      1,789,731
  Cash and cash equivalents...............................................       8,338         26,919
  Accounts receivable.....................................................       3,047          3,318
  Other assets............................................................      23,311         21,031
                                                                            ----------     ----------

      Total assets........................................................  $1,889,934     $1,840,999
                                                                            ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
  Liabilities:
    Line of credit..........................................................  $   36,250   $  129,000
    Long term debt..........................................................     350,000      200,000
    Mortgages payable.......................................................     157,570      158,054
    Distributions payable...................................................          --       22,437
    Accounts payable........................................................      24,488       21,040
    Accrued expenses and other liabilities..................................      26,504       34,800
                                                                              ----------   ----------
      Total liabilities.....................................................     594,812      565,331
                                                                              ----------   ----------

  Shareholders' Equity:
    Series A Preferred shares (9,200,000 convertible shares authorized
      and issued; stated liquidation preference of $25 per share)...........     230,000      230,000
    Series B Preferred shares (4,200,000 shares issued; stated liquidation
      preference of $25 per share)..........................................     105,000      105,000
    Common shares (shares issued - 72,375,819 in 1996 and 1995).............      72,376       72,376
    Additional paid-in capital..............................................     952,679      952,679
    Distributions in excess of net earnings.................................     (62,996)     (82,450)
    Treasury shares (164,950 in 1996 and 164,901 in 1995)...................      (1,937)      (1,937)
                                                                              ----------   ----------
      Total shareholders' equity............................................   1,295,122    1,275,668
                                                                              ----------   ----------

      Total liabilities and shareholders' equity............................  $1,889,934   $1,840,999
                                                                              ==========   ==========

           The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                        CONDENSED STATEMENT OF EARNINGS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               ---------------------
                                                                1996          1995
                                                               -------       -------
REVENUES:

  Rental income..............................................  $75,809       $53,517
  Interest...................................................      547           555
                                                               -------       -------

                                                                76,356        54,072
                                                               -------       -------
EXPENSES:

  Rental expenses, excluding real estate taxes...............   23,194        16,943
  Real estate taxes..........................................    7,103         4,739
  Depreciation...............................................   10,618         7,424
  Interest...................................................    6,520         6,006
  General and administrative, including REIT management fee..    5,831         4,171
  Provision for possible loss on investments.................       --           120
  Other......................................................      170           129
                                                               -------       -------
                                                                53,436        39,532
                                                               -------       -------
Earnings from operations.....................................   22,920        14,540

Gain on sale of investments..................................    2,923            --
                                                               -------       -------
Net earnings.................................................   25,843        14,540

Less Preferred share dividends...............................    6,388         4,025
                                                               -------       -------

Net earnings attributable to common shares...................  $19,455       $10,515
                                                               =======       =======

Weighted average common shares outstanding...................   72,211        51,485
                                                               =======       =======

Per common share amounts:
  Net earnings attributable to common shares.................  $  0.27       $  0.20
                                                               =======       =======

  Distributions paid.........................................  $  0.31       $0.2875
                                                               =======       =======




    The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                       --------------------
                                                         1996       1995
                                                       --------   ---------
OPERATING ACTIVITIES:
  Net earnings.....................................    $ 25,843   $  14,540
  Adjustments to reconcile net earnings to cash flow
     provided by operations activities:
    Depreciation and amortization..................      11,036       7,671
    Provision for possible loss on investments.....          --         120
    Gain on investment properties..................      (2,923)         --
  Decrease in accounts payable.....................      (8,658)     (1,371)
  Decrease in accrued real estate taxes............      (2,965)     (3,947)
  Decrease in accrued interest on long term debt...      (2,492)     (3,644)
  Increase (decrease) in accrued expenses and
   other liabilities...............................      (2,840)      3,108
  Net change in other operating assets.............        (829)     (4,461)
                                                       --------   ---------
    Net cash flow provided by operating activities.      16,172      12,016
                                                       --------  ----------

INVESTING ACTIVITIES:
  Real estate investments..........................    (101,323)    (58,946)
  Mortgage notes receivable........................       1,081          20
  Sale of real estate property, net................      39,147          --
                                                       --------   ---------
    Net cash flow used in investment activities....     (61,095)    (58,926)
                                                       --------   ---------

FINANCING ACTIVITIES:
  Proceeds from sale of shares, net of expenses....          --     143,721
  Proceeds from line of credit.....................      63,135     101,000
  Proceeds from dividend reinvestment and share
   purchase plan, net..............................          --       1,002
  Proceeds from long term debt.....................     150,000          --
  Cash distributions paid on common shares.........     (22,437)    (14,506)
  Cash dividends paid on preferred shares..........      (6,388)     (4,025)
  Debt issuance costs incurred.....................      (1,598)       (112)
  Payoff of PACIFIC's line of credit...............          --     (51,900)
  Principal payments on line of credit.............    (155,885)   (126,910)
  Regularly scheduled principal payments on
   mortgages payable...............................        (484)       (230)
  Other............................................          (1)        171
                                                       --------   ---------
    Net cash flow provided by financing activities.      26,342      48,211
                                                       --------  ----------

Net increase (decrease) in cash and cash
 equivalents.......................................     (18,581)      1,301
Cash and cash equivalents at beginning of period...      26,919       8,092
                                                       --------  ----------
Cash and cash equivalents at end of period.........    $  8,338   $   9,393
                                                       ========  ==========
Non-cash investing and financing activities:
Due from subscription agent........................    $     --   $  72,608
Multifamily properties and other net assets
 acquired in connection with the merger
   with and into Security Capital Pacific
    Incorporated ("PACIFIC") which were funded by:
      PTR common shares exchanged for all of the
       outstanding shares of PACIFIC's
         common stock..............................    $     --   $ 138,671
      Mortgage notes assumed.......................    $     --   $  54,465
      Repayment of the outstanding balance on
       PACIFIC's line of credit....................    $     --   $  51,900
                                                       --------  ----------
     Net increase in net assets related to the
      merger.......................................    $     --   $ 245,036
                                                       ========  ==========

                 The accompanying notes are an integral part
                   of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


(1)  GENERAL

     The financial statements of SECURITY CAPITAL PACIFIC TRUST ("PTR") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1995 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal recurring adjustments for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire year.

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

(2)  REAL ESTATE

     Investments

     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                    March 31, 1996           December 31, 1995
                                                 ----------------------     -------------------
                                                 Investment     Units       Investment    Units
                                                 ----------    --------     ----------   ------
     Multifamily:
        Operating properties...................  $1,615,150      42,129     $1,584,994   41,503
        Developments under construction........     212,758       6,326(1)     187,507    6,676(1)
        Developments in planning:
           Developments owned..................      45,106       3,924(1)      22,933    2,328(1)
           Developments under control(2).......          --       3,764(1)          --    3,822(1)
                                                 ----------    --------     ----------   ------

              Total developments in planning...      45,106       7,688         22,933    6,150
                                                 ----------    --------     ----------   ------

        Land held for future development.......      26,855          --         29,688       --
                                                 ----------    --------     ----------   ------

              Total multifamily................   1,899,869      56,143      1,825,122   54,329
                                                               ========                  ======

     Non-multifamily...........................      30,763                     30,744
                                                  ---------                 ----------

              Total real estate................  $1,930,632                 $1,855,866
                                                 ==========                 ==========

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


- ---------------

(1) Unit information is based on management's estimates and is unaudited and not reviewed by the independent auditors.

(2) PTR's investment as of March 31, 1996 and December 31, 1995 for developments under control was $3.8 million and $2.2 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

The change in investment in real estate, at cost, consisted of the following (in thousands):

          Balance at December 31, 1995.........................  $1,855,866

          Acquisitions and renovation expenditures.............      31,950
          Development expenditures, including land
           acquisitions........................................      78,353
          Capital improvements.................................         801
          Acquisition and improvement of land held for future
           development.........................................       2,302
          Real estate sold.....................................     (38,664)
          Other................................................          24
                                                                 ----------

          Balance at March 31, 1996............................  $1,930,632
                                                                 ==========

     At April 23, 1996, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence to acquire land for the near term development of an estimated 5,911 multifamily units with an aggregate estimated development cost of $356.2 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 2,648 additional multifamily units with an aggregate investment cost of $174.8 million, including planned renovation.

     At April 23, 1996, PTR had unfunded development commitments for developments under construction of $152.8 million.

     Gain on Sale and Valuation of Long-Lived Investments

     PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objectives and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that in PTR's view offer better long-term return prospects. As a result of this asset optimization strategy, PTR disposed of four multifamily properties during the first quarter of 1996 and redeployed the $39.1 million in aggregate net proceeds through like-kind exchanges into the acquisition of two existing multifamily properties in California and land for near term development. PTR recorded an aggregate gain from such dispositions of $2.9 million for the three months ended March 31, 1996.

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


     Statement of Financial Accounting Standard No. 121 ("FAS 121") entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" was adopted by PTR effective January 1, 1996, as required by the Statement. As part of PTR's asset optimization strategy, eight multifamily properties and one non-multifamily property were held for disposition as of March 31, 1996. FAS 121 requires that investments held for disposition be carried at the lower of the investments' depreciated cost or fair market value less cost to sell. The aggregate carrying value of properties held for disposition was $97.2 million at March 31, 1996, which is less than not in excess of fair market value less cost to sell. Such properties are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all eight multifamily properties during 1996, and redeploy the net proceeds from such dispositions through like-kind exchanges into the acquisition of other properties. The non-multifamily property was disposed of on April 11, 1996 for a gain of approximately $136,000. The earnings from operations for properties held for disposition which is included in PTR's earnings from operations for the three months ended March 31,1996 and 1995 was $2,517,000 and $2,321,000, respectively.

     Long-lived investments held and used by PTR are periodically evaluated for impairment and provisions for possible losses are made if required. As of March 31, 1996, such investments are carried at cost, which is not in excess of fair market value.

     Third Party Owner - Developments

     To enhance its flexibility in developing and acquiring multifamily properties, PTR has and will enter into presale agreements with third party owner-developers to acquire properties developed by such owner-developers where the developments meet PTR's investment criteria. PTR has and will fund such developments through development loans to such owner-developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, PTR will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. All of the common stock of PTR Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of March 31, 1996, the outstanding balance of development and mortgage loans made by PTR to third party owner-developers and PTR Development Services aggregated $50.3 million and $3.2 million, respectively. The activities of PTR Development Services and development loans are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.


(3)  DISTRIBUTIONS

     PTR's current policy is to pay distributions to shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity. Funds from operations for the three months ended March 31, 1996 and 1995 was as follows (dollars and shares in thousands):

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                              1996     1995
                                                            --------  -------
     Net earnings attributable to common shares...........  $19,455   $10,515
      Add (Deduct):
       Depreciation.......................................   10,618     7,424
       Provision for possible loss on investments.........       --       120
       Gain on investment properties......................   (2,923)       --
                                                            -------   -------

     Funds from operations attributable to common shares..   27,150    18,059
     Distributions paid to common shareholders............   22,437    14,506
                                                            -------   -------

     Excess of funds from operations after distributions..  $ 4,713   $ 3,553
                                                            =======   =======

     Weighted average common shares outstanding...........   72,211    51,485
                                                            =======   =======


          On April 23, 1996 the Trustees declared a cash distribution of $0.31 per common share to be paid on May 16, 1996 to shareholders of record on May 7, 1996.


(4)  BORROWINGS

          PTR has an unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") of $350 million, which matures August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement. The TCB line bears interest at an interest rate of the greater of prime (8.25% at March 31, 1996) or the federal funds rate plus .50%, or at PTR's option, LIBOR (5.4375% at March 31, 1996) plus 1.375% which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% (6.8125% at March 31, 1996) based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $110,000 and $51,000 for the three months ended March 31, 1996 and 1995, respectively.

          On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "2010 Notes") and $100 million of 7.90% Notes due 2016 (the "2016 Notes" and together with the 2010 Notes, the "2010 and 2016 Notes"). The 2010 Notes bear interest at 7.15% per annum and require annual principal payments of $6.25 million, commencing February 15, 2003, which will fully amortize the principle balance as of February 15, 2010. The 2016 Notes bear interest at 7.90% per annum and require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016, which will fully amortize the principle balance as of February 15, 2016. Collectively, the 2010 and 2016 Notes are unsecured and had an original average life to maturity of 15.5 years and average effective interest cost, including offering discounts and issuance costs of 7.84% per annum. The 2010 and 2016 Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 2010 and 2016 Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company.

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

          Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60% (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%, and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, for the four preceding fiscal quarters is not less than 1.5:1.

          At March 31, 1996, PTR was in compliance with all debt covenants.

          Interest paid on all borrowings for the three months ended March 31, 1996 was $12,745,000, including $3,497,000 of interest capitalized during construction. Interest paid on all borrowings for the three months ended March 31, 1995 was $11,492,000, including $2,257,000 of interest capitalized during construction.

          Amortization of loan costs included in interest expense for the three months ended March 31, 1996 and 1995 was $418,000 and $247,000 respectively.


(6)  EARNINGS PER SHARE

          Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding options to acquire 30,000 PTR common shares would not have a material dilutive effect on earnings per share. Inclusion of PTR's Cumulative Convertible Series A Preferred Shares of Beneficial Interest ("Series A Preferred Shares") as a common share equivalent in the earnings per share computation is antidilutive for both the three months ended March 31, 1996 and 1995.


(7)  REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

          In June 1995, PTR renewed and in December 1995 amended, its REIT Management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is a subsidiary of Security Capital Group Incorporated ("SCG"), which owns approximately 37.9% of PTR's common shares. The REIT Management fee was $5,555,000 and $3,957,000 for the three months ended March 31, 1996 and 1995, respectively.

          SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties (86.61% and 74.55% as of March 31, 1996 and 1995, respectively). For the three months ended March 31, 1996 and 1995, PTR paid SCG Realty Services aggregate fees of $2,354,000 and $1,895,000, respectively. Homestead Realty Services Incorporated ("Homestead Realty Services"), formed in June 1995, manages all of PTR's operating Homestead Village properties. For the three months ended March 31, 1996, PTR paid Homestead Realty Services aggregate fees of $499,700. SCG owns each of SCG Realty Services and Homestead Realty Services. Rates for services performed by SCG Realty Services and Homestead Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and management believes are at rates prevailing in the markets in which PTR operates.

                      Independent Auditors' Review Report
                      -----------------------------------


The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

We have reviewed the accompanying condensed balance sheet of SECURITY CAPITAL PACIFIC TRUST as of March 31, 1996, and the related condensed statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These condensed financial statements are the responsibility of the Trust's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1995, and the related statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, except as to Note 12, which is as of February 23, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                              KPMG PEAT MARWICK LLP



Chicago, Illinois
April 23, 1996

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

     PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for 1996. Expense levels also influence operating results, and rental expenses (other than real estate taxes) as a percentage of revenues for multifamily properties have decreased slightly throughout the past twelve months and are expected to increase somewhat less than the rate of inflation for 1996.

RESULTS OF OPERATIONS

     Interim Period Comparison

     During the three months ended March 31, 1996, PTR acquired two multifamily properties aggregating 815 units for a total purchase price, including planned renovations, of approximately $31.3 million. In addition, PTR completed development of three moderate income properties aggregating 391 units with a completion cost of approximately $12.4 million. At April 23, 1996 PTR had 6,633 multifamily units under construction with a budgeted completion cost of $350.3 million and had in planning an estimated 7,985 multifamily units with an aggregate expected investment cost of approximately $453.9 million. During the three months ended March 31, 1995, PTR acquired 19 multifamily properties aggregating 6,041 units for a total purchase price, including planned renovations, of approximately $261.2 million (acquisition from the Merger (as defined in "Liquidity and Capital Resources - Investing Activities") represented 17 operating multifamily properties, aggregating 5,579 units, for a total purchase price of approximately $246.1 million) and completed development of four multifamily properties aggregating 479 units with a completion cost including planned renovation of $20.3 million. At March 31, 1995, PTR had 4,761 multifamily units under construction with a budgeted completion cost of approximately $209.2 million and had in planning an estimated 6,707 multifamily units with an aggregate budgeted completion cost of $338.2 million.

     The percentage of PTR's total rental income generated by multifamily properties was 99.06% and 98.60% for the three months ended March 31, 1996 and 1995, respectively. This percentage will continue to increase throughout 1996 due to past and ongoing multifamily property acquisitions and developments and the periodic sale of non-multifamily properties.

     Property Operations

     Property operations contributed to increased net earnings primarily due to property rental revenue increases of $22.3 million (41.65%), partially offset by higher rental expense and real estate taxes, which increased by $8.6 million (39.73%) for the period. Depreciation expense increased $3.2 million (43.02%) for the three months ended March 31, 1996 as compared to the same period in 1995. These increases are due to operating multifamily properties placed in service, through development and acquisition of additional properties and to rental rate increases. At March 31, 1996, 86.10% of PTR's operating multifamily properties, based on expected cost, were classified by PTR as stabilized properties. At March 31, 1996, PTR's operating multifamily properties were 95.28% leased and PTR's stabilized multifamily properties were 95.94% leased.

     Multifamily Properties Fully Operating throughout Both Periods

     For the 109 multifamily properties that were fully operating throughout the three months ended March 31, 1996 and 1995, which comprise 71.52% of PTR's total operating properties based on undepreciated cost at March 31, 1996, rental expenses and real estate taxes were 39.36% and 40.74% of rental revenue for such properties during the three months ended March 31, 1996 and 1995, respectively. Projected property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's expected aggregate investment (including all planned capital expenditures and renovation costs) in these properties increased to 11.26% in 1996 from 10.66% in 1995. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates and the control of operating expense growth. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by approximately $18.0 million (1.55% of total expected investment in these properties) as a result of renovation and other capital expenditures. Net operating income increased 5.02% as a result of a 2.61% rental revenue increase and a 0.85% decrease in rental expenses for such properties for the three months ended March 31, 1996 as compared to the same period in 1995.

     Interest Expense

     Interest expense increased $514,000 (8.65%) for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is primarily attributable to an increase in interest expense of $1.1 million resulting from the issuance of $150 million of unsecured long term notes in February 1996, as more fully discussed under "Liquidity and Capital Resources" and the increase in mortgage interest expense as discussed below. These increases were offset by a decrease in line of credit interest expense and an increase in capitalized interest both discussed below.

     Mortgage interest expense increased $1.2 million (63.33%) for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of mortgages aggregating $66.5 million assumed as a result of the Merger and the acquisition of properties subsequent to the first quarter of 1995.

     Line of credit interest expense decreased $649,000 (23.61%) resulting from lower outstanding balances and interest rates relating to PTR's revolving credit facility offset by an increase in amortization of additional loan costs (commitment fees, administrative fees, and legal fees) relating to PTR's credit facility which was renewed to August 1997. Average borrowings on the line of credit were approximately $94.2 million (with an average interest rate of 7.58%) during the three months ended March 31, 1996, as compared to average borrowings of approximately $127.0 million (with an average interest rate of 8.15%) for the same period in 1995.

     The increases in interest expense were also offset by an increase of $1.2 million (54.95%) in capitalized interest. The increase in capitalized interest is attributable to higher levels of multifamily development activity for the three months ended March 31, 1996 as compared to the same period in 1995.

     REIT Management Fee

     The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $1.6 million (40.38%) during the three months ended March 31, 1996 as compared to the same period in 1995 because cash flow increased substantially . With the issuance in February 1994 of $200 million of amortizing, unsecured long term debt and the issuance in February 1996 of $150 million of amortizing, unsecured long term debt as more fully described under "Liquidity and Capital Resources," the REIT management fee effectively declines in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), associated with the long term debt will be deducted from the cash flow amount on which the REIT management fee is based. In addition, the REIT Management Agreement was modified in 1995 to provide that distributions paid in respect of non-convertible preferred shares, such as the Series B Cumulative Redeemable Preferred Shares of Beneficial Interest issued in May 1995 are deducted from the cash flow amount on which the REIT management fee is based.

     Gain on Sale and Valuation of Long-Lived Investments

     PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objectives and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets in PTR's view offer better long-term return prospects . As a result of this asset optimization strategy, PTR disposed of four multifamily properties during the first quarter of 1996 and redeployed the $39.1 million in aggregate net disposition proceeds through like-kind exchanges into the acquisition of two existing multifamily properties in California and land for near term development. PTR recorded an aggregate gain from such dispositions of $2.9 million for the three months ended March 31, 1996.

     Properties held for effective long-term operation and ownership are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss during the first quarter of 1995 of $120,000 relating to the impairment of a non-multifamily investment which was sold in October 1995. As of March 31, 1996, PTR's real estate investments are carried at cost, which is not in excess of fair market value.

ENVIRONMENTAL MATTERS

     PTR does not expect any environmental condition on its properties to have a material adverse effect upon its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     The REIT Manager considers PTR's liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service and shareholder distribution requirements.

     Operating Activities

     Net cash flow provided by operating activities increased by $4.2 million (34.59%) for the three months ended March 31, 1996 compared to the same period in 1995. The increase is due primarily to increased net earnings and changes in the timing of the payment of accounts payable and accrued expenses in 1996 as compared to 1995.

     Investing Activities

     During the three months ended March 31, 1996, PTR invested $113.4 million in the development, acquisition and renovation of multifamily properties. During the first three months of 1995, PTR invested $248.9 million in the development, acquisition (including properties acquired in the Merger) and renovation of multifamily properties, net of $54.5 million in mortgages assumed. Except for the properties acquired in the Merger, which were financed with the issuance of common shares, these developments, acquisitions, and renovations were financed with cash on hand and borrowings under PTR's revolving line of credit, which were repaid in 1995 with the proceeds from PTR's equity and debt offerings.

     At April 23, 1996 PTR had unfunded development commitments for developments under construction of approximately $152.8 million. In addition, PTR had approximately $453.9 million of developments in planning at such date. The foregoing transactions are subject to a number of conditions, and PTR cannot predict with certainty that any of them will be consummated.

     PTR also develops and operates Homestead Village(R) properties that are comprised of moderately priced corporate efficiency units which are rented for terms generally shorter than six months. As of April 23, 1996, PTR owned 25 operating Homestead Village properties and had 27 Homestead Village properties in development.

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

     Financing Activities

     PTR's net financing activities for the three months ended March 31, 1996 provided $26.3 million as compared to $48.2 million for the same period in 1995. The decrease in cash flow provided by financing activities is due to an increase in distributions to shareholders ($28.8 million for the three months ended March 31, 1996 as compared to $18.5 million for the same period in 1995) and a decrease in line of credit proceeds ($63.1 million for the three months ended March 31, 1996 as compared to $101.0 million for the same period in 1995) offset by more debt and equity offering proceeds received during the three months ended March 31, 1996 ($150 million) as compared to the same period in 1995 ($143.7 million) and less repayment of the revolving credit balances ($155.9 million for the three months ended March 31, 1996 as compared to $178.8 million for the same period in 1995).

     PTR has an unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") of $350 million, which matures August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement. The TCB line bears interest at an interest rate of the greater of prime (8.25% at March 31, 1996) or the federal funds rate plus .50% or at PTR's option, LIBOR (5.4375% at March 31, 1996) plus 1.375% which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% (6.8125% at March 31, 1996) based upon of the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. At April 23, 1996, there were $53.5 million of borrowings outstanding under the line of credit.

     On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "2010 Notes") and $100 million of 7.90% Notes due 2016 (the '2016 Notes" and together with the 2010 Notes, the "2010 and 2016 Notes"). The 2010 Notes bear interest at 7.15% per annum and require annual principal payments of $6.25 million, commencing February

14, 2003. The 2016 Notes bear interest at 7.90% per annum and require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016. Collectively, the 2010 and 2016 Notes are unsecured and had an original average life to maturity of 15.5 years and an average effective interest cost, including offering discounts and issuance costs of 7.84% per annum. The 2010 and 2016 Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 2010 and 2016 Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company.

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

     Concurrently with the consummation of the Merger (see discussion in "Investing Activities" above), PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price PACIFIC shareholders were acquiring Common Shares in the Merger ($16.375 per Common Share). Security Capital Group Incorporated purchased $50 million (3.1 million Common Shares) in the subscription offering pursuant to the oversubscription privilege.

     PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital. This will allow PTR to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization, the sum of long term debt and shareholders' equity after adding back accumulated depreciation (26.82 % at March 31, 1996 ), provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. PTR has the ability to finance a significant level of investment activity with this additional debt issuance capacity, together with its asset optimization strategy and internally generated funds made available as the dividend payout ratio is reduced closer to the minimum level to qualify as a REIT (see discussion below). Hence, PTR has no current plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

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

     Distributions paid on common shares exceeded net earnings attributable to common shares by approximately $3.0 million and approximately $4.0 million for the three months ended March 31, 1996 and 1995, respectively.

     Pursuant to the terms of the preferred shares, PTR is restricted from declaring or paying any distribution with respect to its common shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the preferred shares.

     Funds from Operations

     Funds from operations represents PTR's net earnings computed in accordance with generally accepted accounting principles excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. Funds from operations attributable to common shares increased $9.1 million (50.34%) to $27.2 million for the three months ended March 31, 1996 from $18.1 million for the same period in 1995. The increase resulted primarily from increased properties in operation. Funds from operations should not be considered as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010, and $100 million of 7.90% Notes due 2014 as more fully described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - "Results of Operation Financing Activities".


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         12 -- Statement regarding Computation of Ratio of Earnings to Fixed
               Charges.


         15 -- Letter from KPMG Peat Marwick dated May 2, 1996 regarding unaudited financial information.


         27   --  Financial Data Schedule


(b)      Reports on Form 8-K:

              Date               Item Reported   Financial Statements
              -----              --------------  --------------------

         February 6, 1996        Item 5, Item 7           Yes

         February 15, 1996       Item 5                   No

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 3, 1996       SECURITY CAPITAL PACIFIC TRUST



                                    /s/ James W. Kluber
                                    --------------------------------
                                    James W. Kluber , Vice President
                                    and Duly Authorized Officer and
                                    Principal Financial Officer