Form 10-K/A
period 1995-12-31
SECURITY CAPITAL PACIFIC TRUST
filed 1996-08-06
CIK 80737

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             FORM 10-K/A NO. 1

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                               PAGE
 ---- -------------------------------------------------------------------   ----

                                    PART II

  6.  Selected Financial Data............................................     3
  7.  Management's Discussion and Analysis of Financial Condition and Re-
       sults of Operations...............................................     4
      Overview...........................................................     4
      Merger and Concurrent Subscription Offering........................     4
      Results of Operations..............................................     4
      Environmental Matters..............................................     8
      Liquidity and Capital Resources....................................     8
      REIT Management Agreement..........................................    12

                                    PART IV

 14.  Financial Statements and Schedule..................................    14

                                  PART II

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

                                             YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                      1995     1994    1993    1992     1991
                                    -------- -------- ------- -------  -------
OPERATIONS SUMMARY:
 Rental Income..................... $262,473 $183,472 $76,129 $30,970  $14,721
 Total Revenues....................  264,873  186,105  78,418  32,779   15,817
 Property Management Fees Paid to
  Affiliates.......................    8,912    7,148   3,862   1,424      148
 General and Administrative
  Expenses.........................      952      784     660     436      697
 REIT Management Fee Paid to
  Affiliate........................   20,354   13,182   7,073   2,711      793
 Earnings from Operations(1).......   81,696   46,719  23,191   9,037    2,078
 Gain (loss) on Sale of
  Investments......................    2,623      --    2,302     (51)    (611)
 Preferred Share Dividends Paid....   21,823   16,100   1,341     --       --
 Net Earnings Attributable to
  Common Shares....................   62,496   30,619  24,152   8,986    1,467
 Common Share Distributions Paid... $ 76,804 $ 46,121 $29,162 $13,059  $ 4,179
PER SHARE DATA:
 Net Earnings Attributable to
  Common Shares.................... $  0.93  $   0.66 $  0.66 $  0.46  $  0.21
 Common Share Distributions Paid...    1.15      1.00    0.82    0.70     0.64
 Series A Preferred Share Dividends
  Paid.............................    1.75      1.75  0.1458     --       --
 Series B Preferred Share Dividends
  Paid............................. $  1.363 $    --  $   --  $   --   $   --
 Weighted Average Common Shares
  Outstanding......................   67,052   46,734  36,549  19,435    7,123

                                            DECEMBER 31,
                         ------------------------------------------------------
                            1995        1994       1993       1992       1991
                         ----------  ----------  ---------  ---------  --------
FINANCIAL POSITION:
 Real Estate Owned, at
  cost.................. $1,855,866  $1,296,288  $ 872,610  $ 337,274  $117,572
 Total Assets...........  1,840,999   1,295,778    890,301    342,235   141,020
 Line of Credit.........    129,000     102,000     51,500     54,802       101
 Long-Term Debt.........    200,000     200,000        --         --        --
 Mortgages Payable......    158,054      93,624     48,872     30,824    35,772
 Total Liabilities......    565,331     455,136    135,284     94,186    38,707
 Shareholders' Equity... $1,275,668  $  840,642  $ 755,017  $ 248,049  $102,313
 Number of Common Shares
  Outstanding...........     72,211      50,456     44,645     27,034    13,161
                                      YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1995        1994       1993       1992       1991
                         ----------  ----------  ---------  ---------  --------
OTHER DATA:
 Net earnings attribut-
  able to Common Shares. $   62,496  $   30,619  $  24,152  $   8,986  $  1,467
 Add (Deduct):
  Depreciation..........     36,685      24,614     10,513      5,311     2,886
  Provision for possible
   loss on investments..        420       1,600      2,270        400       400
  Gain or loss on sale
   of investments.......     (2,623)        --      (2,302)        51       611
  Other (primarily pro-
   vision for loss on
   receivables).........        --          --          83         74        40
                         ----------  ----------  ---------  ---------  --------
 Funds from Operations
  Attributable to Common
  Shares(2)............. $   96,978  $   56,833  $  34,716  $  14,922  $  5,404
                         ==========  ==========  =========  =========  ========
 Net Cash Provided by
  Operating Activities..    121,795      94,625     49,247     20,252     6,092
 Net Cash Used by In-
  vesting Activities....   (294,488)   (368,515)  (529,065)  (229,489)  (33,553)
 Net Cash Provided by
  Financing Activities.. $  191,520  $  276,457  $ 478,345  $ 185,130  $ 57,259

- --------
(1) Earnings from operations for the year ended December 31, 1995, 1994 and 1993 reflect a $420,000, $1.6 million and a $2.3 million provision, respectively, for possible losses relating to investments in non-multifamily properties.
(2) Funds from operations attributable to Common Shares ("funds from operations") means net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus certain non-cash items, principally property depreciation, and after adjustments for unconsolidated partnerships and joint ventures. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity and may not be comparable to other similarly titled measures of other companies. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations has been restated to give effect to this policy as if it had been in effect since January 1, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  PTR's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property level operations and (iv) the pace and price at which PTR can develop and acquire additional multifamily properties. Capital and credit market conditions which affect PTR's cost of capital also influence operating results.

  PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last three years and are expected to continue experiencing such increases for 1996. Expense levels also influence operating results. Operating expenses (other than real estate taxes) as a percentage of revenues for multifamily properties have decreased slightly during 1995 and are expected to increase at approximately the rate of inflation for 1996.

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

 Property Operations

  Including the newly developed and acquired assets, net earnings increased $37.6 million (80.5%) for 1995 over 1994. The increased net earnings related primarily to property revenue increases of $79.0 million (43.1%), partially offset by higher rental expenses, property management fees and real estate taxes which increased $25.0 million (31.7%) for the period. Depreciation expense increased $12.1 million (49.0%) for 1995 over 1994. These increases are due to multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprise 98.1% of PTR's total operating properties based on undepreciated cost at December 31, 1995, rental expenses, property management fees and real estate taxes were 40.0% and 43.6% of rental income during the years ended December 31, 1995 and 1994, respectively.

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

  During the fourth quarter of 1995, PTR sold one multifamily property consisting of 166 units under an exchange agreement. Under the terms of the sale, cash proceeds representing the value of the property sold was placed into a trust. At the direction of PTR, a 290 unit multifamily property was acquired utilizing the cash held in trust. For federal income tax purposes, the transaction was structured as a non-taxable like-kind exchange. For financial reporting purposes, the sale qualified for profit recognition and a gain of $3.2 million was recognized in 1995.

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

  During 1993, PTR entered into a master lease agreement containing a purchase option for the future sale of a non-multifamily property. Under the terms of the agreement, PTR is responsible for certain maintenance items, if required, during the five year period. During 1995, it was determined that PTR could potentially be liable for expenditures estimated to aggregate $250,000, of which $50,000 had previously been recorded. Accordingly, the 1995 financial statements included a provision for such additional costs. This provision has no impact on cash flow from operating activities.

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

 Property Operations

  Including the newly developed and acquired assets, net earnings increased $21.2 million (83.3%) for 1994 over 1993. The increased net earnings related primarily to property revenue increases of $107.3 million (141.0%), partially offset by higher rental expenses, property management fees and real estate taxes, which increased by $48.5 million (159.2%) for the period. Depreciation expense increased $14.1 million (134.2%) for 1994 over 1993. These increases are due to multifamily acquisitions and multifamily developments placed in service and to rental rate increases. For operating multifamily properties, which comprised 97.1% of PTR's total operating properties based on cost at December 31, 1994, rental expenses, property management fees and real estate taxes were 43.6% and 42.2% of rental income during the years ended December 31, 1994 and 1993, respectively.


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

 Multifamily Properties Fully Operating Throughout Both Periods

  For the 79 multifamily properties that were fully operating throughout both 1995 and 1994, property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's aggregate investment in these properties increased to 10.88% in 1995 from 10.22% in 1994. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates and the control of operating expense growth. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by $8.1 million (1.1% of total investment in these properties) as a result of renovation and other capital expenditures. The 7.8% increase in net operating income resulted from a 3.7% rental revenue increase and a 1.5% decrease in operating expenses for such properties for 1995 as compared to 1994.

  For the 29 multifamily properties that were fully operating throughout both 1994 and 1993, property level EBITDA as a percentage of PTR's aggregate investment in these properties increased to 11.14% in 1994 from 10.68% in 1993. This increase in return on investment, was achieved at the same time that PTR increased its investment in these properties by $2.8 million (1.1% of total investment in these properties) as a result of renovation and other capital expenditures. The 6.8% increase in rental income (the majority resulting from a 6.42% rental rate increase) for such properties for 1994 as compared to 1993 was offset by increases in operating expenses, primarily due to real estate taxes and turnover expenses. EBITDA may not be comparable to other similarly titled measures of other companies.

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

  Funds from operations represents PTR's net earnings computed in accordance with GAAP, excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations have been restated to give effect to this policy as if it had been in effect since January 1, 1991. Reflecting such restatement, funds from operations attributable to Common Shares increased $40.1 million (70.6%) to $96.9 million for 1995 from $56.8 million for 1994, and increased 63.7% from $34.7 million to $56.8 million from 1993 to 1994. The increases resulted primarily from increased properties in operation. Funds from operations should not be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. See Item 6. Selected Financial Data for a reconciliation.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements:

      See Index to Financial Statements on page 14 of this report.

    2. Financial Statement Schedules:

      Schedule III.

  (b) Exhibits:

    23.1 Consent of KPMG Peat Marwick LLP

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

SECURITY CAPITAL PACIFIC TRUST:
  Independent Auditors' Report.............................................  15
  Balance Sheets as of December 31, 1995 and 1994..........................  16
  Statements of Earnings for the years ended December 31, 1995, 1994 and
   1993....................................................................  17
  Statements of Shareholders' Equity for the years ended December 31, 1995,
   1994 and 1993...........................................................  18
  Statements of Cash Flows for the years ended December 31, 1995, 1994 and
   1993....................................................................  19
  Notes to Financial Statements............................................  20
  Schedule III--Real Estate and Accumulated Depreciation as of December 31,
   1995....................................................................  35

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

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         1995     1994    1993
                                                       -------- -------- -------
Revenues:
  Rental income......................................  $262,473 $183,472 $76,129
  Interest...........................................     2,400    2,633   2,289
                                                       -------- -------- -------
                                                        264,873  186,105  78,418
                                                       -------- -------- -------
Expenses:
  Rental expenses....................................    73,808   55,772  20,880
  Real estate taxes..................................    21,326   16,093   5,742
  Property management fees paid to affiliates........     8,912    7,148   3,862
  Depreciation.......................................    36,685   24,614  10,509
  Interest...........................................    19,584   19,442   3,923
  REIT management fee paid to affiliate..............    20,354   13,182   7,073
  General and administrative.........................       952      784     660
  Provision for possible loss on investments.........       420    1,600   2,270
  Other..............................................     1,136      751     308
                                                       -------- -------- -------
                                                        183,177  139,386  55,227
                                                       -------- -------- -------
Earnings from operations.............................    81,696   46,719  23,191
Gain on sale of investments, net.....................     2,623      --    2,302
                                                       -------- -------- -------
Net earnings.........................................    84,319   46,719  25,493
Less Preferred share dividends.......................    21,823   16,100   1,341
                                                       -------- -------- -------
  Net earnings attributable to common shares.........  $ 62,496 $ 30,619 $24,152
                                                       ======== ======== =======
Weighted average common shares outstanding...........    67,052   46,734  36,549
                                                       ======== ======== =======
Per share net earnings attributable to common shares.  $   0.93 $   0.66 $  0.66
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

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Operating activities:
 Net earnings...................................  $ 84,319  $ 46,719  $ 25,493
 Adjustments to reconcile net earnings to cash
  flows provided
  by operating activities
   Depreciation and amortization................    38,228    26,517    12,219
   Provision for possible loss on investments...       420     1,600     2,270
   Gain on investment properties................    (2,623)      --     (2,302)
   Other, net...................................       --        --         83
 Increase in accounts payable...................     2,719     3,463     9,996
 Increase in accrued real estate taxes..........     2,167     7,874     2,156
 Increase in accrued interest on long term
  debt..........................................       --      5,391       --
 Increase in accrued expenses and other liabil-
  ities.........................................     4,857     4,264     3,039
 Net change in other operating assets...........    (8,292)   (1,203)   (3,707)
                                                  --------  --------  --------
   Net cash flow provided by operating activi-
    ties........................................   121,795    94,625    49,247
                                                  --------  --------  --------
Investing activities:
 Real estate investments........................  (311,619) (380,688) (536,622)
 Mortgage notes receivable......................    (1,538)     (162)      --
 Proceeds from mortgage note receivable repay-
  ments.........................................     7,701       189     1,323
 Proceeds from sale of investment properties....    10,968    12,146     6,389
 Other..........................................       --        --       (155)
                                                  --------  --------  --------
   Net cash flow used in investing activities...  (294,488) (368,515) (529,065)
                                                  --------  --------  --------
Financing activities:
 Proceeds from sale of shares, net of expenses..   317,614   101,076   514,194
 Proceeds from line of credit...................   278,000   266,250   282,500
 Proceeds from dividend reinvestment and share
  purchase plan,
  net...........................................       988     3,823     7,971
 Proceeds from long term debt...................       --    200,000       --
 Proceeds from exercise of stock options, net...       --         21     1,088
 Cash distributions paid on common shares.......   (76,804)  (46,121)  (29,162)
 Redemption of shareholder purchase rights......       --       (448)      --
 Cash dividends paid on preferred shares........   (21,823)  (16,100)   (1,341)
 Debt issuance costs incurred...................    (1,496)   (4,422)   (3,109)
 Principal payments on line of credit...........  (251,000) (215,750) (285,802)
 Payoff of PACIFIC's line of credit.............   (51,900)      --        --
 Regularly scheduled principal payments on
  mortgages payable.............................    (1,748)   (1,398)     (682)
 Prepayment of mortgages payable................      (303)  (10,474)   (7,198)
 Other..........................................        (8)      --       (114)
                                                  --------  --------  --------
   Net cash flow provided by financing activi-
    ties........................................   191,520   276,457   478,345
                                                  --------  --------  --------
Net increase (decrease) in cash and cash equiva-
 lents..........................................    18,827     2,567    (1,473)
Cash and cash equivalents at beginning of year..     8,092     5,525     6,998
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 26,919  $  8,092  $  5,525
                                                  ========  ========  ========
Non-cash investing and financing activities:
 Receipt of purchase money notes from sale of
  non-multifamily properties....................  $    --   $    --   $ 12,413
 Assumption of mortgages payable upon purchase
  of multifamily properties.....................  $ 12,078  $ 56,624  $ 26,952
 Accrual of common share distributions..........  $ 22,437  $ 14,506  $ 11,161
Multifamily properties and other net assets ac-
 quired in connection with the Merger which were
 funded by:
 PTR common shares exchanged for all of the
  outstanding shares of
  PACIFIC's common stock (Note 2)...............  $138,671  $    --   $    --
 Mortgage notes assumed.........................    54,465       --        --
 Repayment of the outstanding balance on
  PACIFIC's line of credit......................    51,900       --        --
                                                  --------  --------  --------
 Net increase in net assets related to Merger...  $245,036  $    --   $    --
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

                         SECURITY CAPITAL PACIFIC TRUST

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

 Revenue and Gain Recognition

  Rental and interest income are recorded on the accrual method of accounting. A provision for possible loss is made when collection of receivables is considered doubtful.

  Gains on sales of real estate are recorded when the criteria set forth in Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" have been met.

 Rental Expenses

  Rental expenses include utilities, repairs and maintenance, make-ready, property insurance, marketing, landscaping, property management fees paid to unaffiliated companies, on-site personnel and other administrative costs.

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

(2) MERGER OF SECURITY CAPITAL PACIFIC INCORPORATED AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated ("PACIFIC"), a Maryland corporation, with and into PTR. PACIFIC was a private multifamily REIT controlled by Security Capital Group Incorporated ("SCG"), PTR's principal shareholder. In the Merger, each outstanding share of PACIFIC common stock was converted into 0.611 of a Common Share. As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. The purchase price of the acquisition was $245,036,000. The Merger has been accounted for as a purchase transaction. The acquired assets and liabilities were recorded at estimated fair market value which approximated PACIFIC's net book value at the time of the acquisition. The results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

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
                                       ==========           ==========

- --------
(1) Unit information is based on management's estimates and is unaudited.
(2) PTR's investment as of December 31, 1995 and 1994 for developments in planning and under control was $2.2 million and $1.3 million, respectively, and is reflected in the "other asset" caption of PTR's balance sheets.

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

  During the fourth quarter of 1995, PTR sold one multifamily property consisting of 166 units under an exchange agreement. Under the terms of the sale, cash proceeds representing the value of the property sold was placed into a trust. At the direction of PTR, a 290 unit multifamily property was acquired utilizing the cash held in trust. For federal income tax purposes, the transaction was structured as a non-taxable like-kind exchange. For financial reporting purposes, the sale qualified for profit recognition and a gain of $3.2 million was recognized in 1995.

  PTR also sold its investment in a mortgage note received upon prior year sale of one of its non-multifamily properties. PTR recorded a loss from the sale of $600,000 for the year ended December 31, 1995.

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

  During 1993, PTR entered into a master lease agreement containing a purchase option for the future sale of a non-multifamily property. Under the terms of the agreement, PTR is responsible for certain maintenance items, if required, during the five year period. During 1995, it was determined that PTR could potentially be liable for expenditures estimated to aggregate $250,000, of which $50,000 had previously been recorded. Accordingly, the 1995 financial statements included a provision for such additional costs. This provision has no impact on cash flow from operating activities.

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
                              ======                                       ========     =======

- --------
(1) Mortgage assumed in the Merger (See Note 2).
(2) Amortizing monthly with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Represents the average "all-in" rate over the remaining life of the bonds.
(5) Adjusted weekly by the remarketing agent. Weighted average daily interest rate was 6.24% for 1995.
(6) In 1990, the Las Flores apartments were refinanced pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.
(7) Represents the weighted average interest rate for PTR's mortgages payable for the year ended December 31, 1995.

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
                                                     ========  ======== ========

(5) DISTRIBUTIONS


  PTR's current distribution policy is to pay quarterly distributions to holders of common shares based upon what it believes to be a prudent percentage of cash flow. Such distributions will annually aggregate at least 95% of PTR's taxable income. Because depreciation is a non-cash expense, cash flow typically will be greater than net earnings attributable to common shares. Therefore, distributions paid will generally be higher than net earnings attributable to common shares.

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

(7) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1995, 150,000,000 Shares of Beneficial Interest, $1.00 par value per share, were authorized. PTR's Board of Trustees is authorized to issue, from the authorized but unissued shares of PTR,

                         SECURITY CAPITAL PACIFIC TRUST
preferred shares in series and to establish from time to time the number of preferred shares to be included in such series and to fix the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series.

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

  All dividends on Preferred Shares have been accrued and paid as of the end of each fiscal year and, accordingly, are reflected in the accompanying financial statements.

 Option Plan

  In January 1987, PTR adopted its Share Option Plan for Outside Trustees (the "1987 Plan"). Under the 1987 Plan, there are 126,000 Common Shares approved which can be granted to independent Trustees. All

                         SECURITY CAPITAL PACIFIC TRUST
options granted are for a term of five years and are exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value on the date of grant. At December 31, 1995 there were 20,000 options for Common Shares outstanding and exercisable under the 1987 Plan at exercise prices ranging from $10.625 to $18.875 per Common Share.

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

  The Board of Trustees has permitted SCG, the owner of the REIT Manager (see
Note 8), to acquire up to 49% of PTR's fully converted Common Shares. SCG's ownership of Common Shares is attributed for tax purposes to its shareholders. SCG owned 37.93% of PTR's total outstanding Common Shares at December 31, 1995. Pursuant to an agreement between SCG and PTR, SCG has agreed to acquire no more than 49% of the fully converted Common Shares except pursuant to an all-cash tender offer for all Common Shares held open for 90 days. SCG would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

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

                         SECURITY CAPITAL PACIFIC TRUST

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

                         SECURITY CAPITAL PACIFIC TRUST

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

                         SECURITY CAPITAL PACIFIC TRUST

(9) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except for per share amounts) for 1995 and 1994 is as follows:

                                             THREE MONTHS ENDED          YEAR
                                       -------------------------------  ENDED
                                        3-31    6-30    9-30    12-31   12-31
                                       ------- ------- ------- ------- --------
1995:
  Rental Income....................... $53,518 $65,719 $70,176 $73,060 $262,473
                                       ======= ======= ======= ======= ========
  Earnings from operations............  14,540  20,806  23,203  23,147   81,696
  Gain on sale of investments.........     --      --      --    2,623    2,623
  Less preferred share dividends......   4,025   5,023   6,387   6,388   21,823
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $10,515 $15,783 $16,816 $19,382 $ 62,496
                                       ======= ======= ======= ======= ========
  Net earnings per Common Share....... $  0.20 $  0.22 $  0.23 $  0.27 $   0.93
                                       ======= ======= ======= ======= ========
  Weighted Average Common Shares out-
   standing...........................  51,485  72,027  72,211  72,211   67,052
                                       ======= ======= ======= ======= ========
1994:
  Rental Income....................... $37,414 $43,390 $50,299 $52,369 $183,472
                                       ======= ======= ======= ======= ========
  Earnings from operations............   9,512  10,765  12,727  13,715   46,719
  Less preferred share dividends......   4,025   4,025   4,025   4,025   16,100
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $ 5,487 $ 6,740 $ 8,702 $ 9,690 $ 30,619
                                       ======= ======= ======= ======= ========
  Net earnings per Common Share....... $  0.12 $  0.15 $  0.18 $  0.19 $   0.66
                                       ======= ======= ======= ======= ========
  Weighted Average Common Shares out-
   standing...........................  44,668  44,724  47,051  50,413   46,734
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

                                                     (see notes following table)

                                                                   GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR     COSTS      CARRIED AT DECEMBER 31, 1995
                            --------------------- CAPITALIZED --------------------------------
                                      BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                    ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
   PROPERTIES      BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
   ----------      -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Pheasant Run....  $    --  $  1,607  $    6,428   $    597   $  1,607  $   7,025   $    8,632  $   408     1985      1993
 Presidio at
  South Mountain.    14,593    4,638      26,280        438      4,638     26,718       31,356    1,530     1989      1993
 The Ridge.......       --     1,852      10,492        318      1,852     10,810       12,662      614     1987      1993
 San Antigua.....       --     4,200         --      19,599      4,705     19,094       23,799    1,053     1994      1991
 San Marin.......       --     3,332         --      14,607      3,798     14,141       17,939    1,365     1993      1993
 San Marina......       --     1,208       4,831        852      1,208      5,683        6,891      810     1986      1992
 San Marquis
  North..........       --     1,215         --       8,673      1,556      8,332        9,888      285     1994      1993
 San Marquis
  South..........       --     2,312         --      11,137      2,665     10,784       13,449      608     1994      1993
 San Palmera (i)
  ...............       --     3,515         --         794      3,682        627        4,309       (b)      (b)     1995
 Scottsdale
  Greens.........       --     3,489      19,774      4,422      3,489     24,196       27,685    1,069     1980      1994
 Sunstone........       --     1,542       8,738        315      1,542      9,053       10,595      512     1986      1993
 Superstition
  Park...........       --     2,340       9,362        796      2,341     10,157       12,498      792     1985      1992
Portland, Oregon:
 Club at the
  Green..........       --     1,640       9,327        109      1,640      9,436       11,076      193     1991      1995
 Double Tree
  Phase I........       --     1,548       8,810         28      1,548      8,838       10,386      177     1990      1995
 Double Tree
  Phase II.......     4,770      991       5,611         13        991      5,624        6,615      100     1994      1995
 Knight's Castle.     7,609    1,963      11,164         10      1,963     11,174       13,137      223     1989      1995
 Meridian at
  Murrayhill.....       --     2,517      14,320         59      2,517     14,379       16,896      287     1990      1995
 Preston's Cross-
  ing (i)........       --       851         --       3,283        852      3,282        4,134       (b)      (b)     1995
 Riverwood
  Heights........       --     1,479       8,410        126      1,479      8,536       10,015      169     1990      1995
 Squire's Court .       --     1,630       9,249         28      1,630      9,277       10,907      186     1989      1995
Reno, Nevada:
 Vista Ridge.....       --     2,002         --       1,760      2,057      1,705        3,762       (b)      (b)     1995
Salt Lake City,
 Utah:
 Cherry Creek....     4,210    1,290       7,330        299      1,290      7,629        8,919      147     1986      1995
 Greenpointe.....     3,696      891       5,050        115        891      5,165        6,056      102     1985      1995
 Mountain Shadow
  ...............     3,394      832       4,730         74        832      4,804        5,636       95     1985      1995
 Plum Tree ......       --     2,091      11,892        263      2,091     12,155       14,246      239     1979      1995
 Remington ......       --     2,324         --       2,627      2,359      2,592        4,951       (b)      (b)     1995
San Antonio, Tex-
 as:
 Applegate.......       --     1,455       8,248        282      1,455      8,530        9,985      489     1983      1993
 Austin Point....       --     1,728       9,725        452      1,728     10,177       11,905      579     1982      1993
 Camino Real.....       --     1,084       4,338        774      1,084      5,112        6,196      383     1979      1993
 Cobblestone Vil-
  lage...........       --       786       3,120        645        786      3,765        4,551      513     1984      1992
 Contour Place...       --       456       1,829        317        456      2,146        2,602      331     1984      1992
 The Crescent....       --     1,145         --      14,454      1,647     13,952       15,599      912     1994      1992
 Dymaxion Phase
  I..............       --       683       3,740        132        683      3,872        4,555      115     1984      1994
 The Gables......       --     1,025       5,809        226      1,025      6,035        7,060      343     1983      1993
 Homestead Vil-
  lage--
  Bitters........       --     1,000         --       3,729      1,198      3,531        4,729       66     1995      1994
 Homestead Vil-
  lage--DeZavala
  ...............       --       844         --       3,587        983      3,448        4,431       55     1995      1994
 Homestead Vil-
  lage--
  Fredricksburg..       --       800         --       3,238        892      3,146        4,038      171     1994      1993
 Lakeside Villas.       --     2,597      10,388        666      2,597     11,054       13,651      926     1986      1992
 Marbach Park....       --     1,122       6,361        504      1,123      6,864        7,987      393     1985      1993
 Oakhampton
  Place..........       --     2,292       9,170        712      2,292      9,882       12,174      834     1984      1992
 Palisades Park..       --     1,167       6,613        364      1,167      6,977        8,144      396     1983      1993
 Panther Spring..       --       585       3,317         80        585      3,397        3,982      196     1985      1993
 Rancho Mirage...       --       724       2,871      1,259        724      4,130        4,854      243     1974      1993
 Stanford
  Heights........       --     1,631         --      11,534      1,693     11,472       13,165       56       (b)     1993
 Sterling
  Heights........       --     1,644         --      10,348      2,212      9,780       11,992      197     1995      1993
 St. Tropez Phase
  I..............       --     2,013       8,054        796      2,013      8,850       10,863      741     1982      1992
 St. Tropez Phase
  II ............       --       605         --         361        632        334          966       (b)      (b)     1994
 Towne East Vil-
  lage...........       --       350       1,985        148        350      2,133        2,483      119     1983      1993

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
 TOTAL OTHER.....
 TOTAL...........

- -------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) As of 12/31/95, property was undergoing development.
(c) Phase I (132 units) was developed in 1992 and Phase II (57 units) was developed in 1995.
(d) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(e) Phase I (160 units) was developed in 1989 and Phase II (132 units) was developed in 1991.

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