Form 10-Q/A
period 1996-03-31
SECURITY CAPITAL PACIFIC TRUST
filed 1996-08-06
CIK 80737

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

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

                        COMMISSION FILE NUMBER 1-10272

                        SECURITY CAPITAL PACIFIC TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-6056896
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

7777 MARKET CENTER AVENUE, EL PASO,                     79912
TEXAS                                                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         SECURITY CAPITAL PACIFIC TRUST

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PARTI. Condensed Financial Information
 Item 1. Financial Statements
     Condensed Balance Sheets--March 31, 1996 (unaudited) and December
      31, 1995..........................................................    3
     Condensed Statements of Earnings--Three months ended March 31, 1996
      and 1995 (unaudited)..............................................    4
     Condensed Statements of Cash Flows--Three months ended March 31,
      1996 and 1995 (unaudited).........................................    5
     Notes to Condensed Financial Statements (unaudited)................    6
     Independent Auditors' Review Report................................   10
 Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................   11
PARTII. Other Information
 Item 6. Exhibits and Reports on Form 8-K...............................   17

                         SECURITY CAPITAL PACIFIC TRUST

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,   DECEMBER 31,
                        ASSETS                            1996          1995
                        ------                         -----------  ------------
                                                       (UNAUDITED)
Real estate........................................... $1,930,632    $1,855,866
Less accumulated depreciation.........................     90,158        81,979
                                                       ----------    ----------
                                                        1,840,474     1,773,887
Mortgage notes receivable.............................     14,764        15,844
                                                       ----------    ----------
    Total investments.................................  1,855,238     1,789,731
Cash and cash equivalents.............................      8,338        26,919
Accounts receivable...................................      3,047         3,318
Other assets..........................................     23,311        21,031
                                                       ----------    ----------
    Total assets...................................... $1,889,934    $1,840,999
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $   36,250    $  129,000
  Long term debt......................................    350,000       200,000
  Mortgages payable...................................    157,570       158,054
  Distributions payable...............................        --         22,437
  Accounts payable....................................     24,488        21,040
  Accrued expenses and other liabilities..............     26,504        34,800
                                                       ----------    ----------
    Total liabilities.................................    594,812       565,331
                                                       ----------    ----------
Shareholders' Equity:
  Series A Preferred shares (9,200,000 convertible
   shares authorized and issued; stated liquidation
   preference of $25 per share).......................    230,000       230,000
  Series B Preferred shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share)....    105,000       105,000
  Common shares (shares issued--72,375,819 in 1996 and
   1995)..............................................     72,376        72,376
  Additional paid-in capital..........................    952,679       952,679
  Distributions in excess of net earnings.............    (62,996)      (82,450)
  Treasury shares (164,950 in 1996 and 164,901 in
   1995)..............................................     (1,937)       (1,937)
                                                       ----------    ----------
    Total shareholders' equity........................  1,295,122     1,275,668
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $1,889,934    $1,840,999
                                                       ==========    ==========


     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                        CONDENSED STATEMENT OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
Revenues:
  Rental income................................................ $75,809 $53,517
  Interest.....................................................     547     555
                                                                ------- -------
                                                                 76,356  54,072
                                                                ------- -------
Expenses:
  Rental expenses..............................................  20,840  15,048
  Real estate taxes............................................   7,103   4,739
  Property management fees paid to affiliates..................   2,354   1,895
  Depreciation.................................................  10,618   7,424
  Interest.....................................................   6,520   6,006
  REIT management fee paid to affiliate........................   5,555   3,957
  General and administrative...................................     276     214
  Provision for possible loss on investments...................     --      120
  Other........................................................     170     129
                                                                ------- -------
                                                                 53,436  39,532
                                                                ------- -------
Earnings from operations.......................................  22,920  14,540
Gain on sale of investments....................................   2,923     --
                                                                ------- -------
Net earnings...................................................  25,843  14,540
Less Preferred share dividends.................................   6,388   4,025
                                                                ------- -------
Net earnings attributable to common shares..................... $19,455 $10,515
                                                                ======= =======
Weighted average common shares outstanding.....................  72,211  51,485
                                                                ======= =======
Per common share amounts:
  Net earnings attributable to common shares................... $  0.27 $  0.20
                                                                ======= =======
  Distributions paid........................................... $  0.31 $0.2875
                                                                ======= =======

     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Operating Activities:
 Net earnings............................................ $  25,843  $  14,540
 Adjustments to reconcile net earnings to cash flow
  provided by operations activities:
   Depreciation and amortization.........................    11,036      7,671
   Provision for possible loss on investments............       --         120
   Gain on investment properties.........................    (2,923)       --
 Decrease in accounts payable............................    (8,658)    (1,371)
 Decrease in accrued real estate taxes...................    (2,965)    (3,947)
 Decrease in accrued interest on long term debt..........    (2,492)    (3,644)
 Increase (decrease) in accrued expenses and other
  liabilities............................................    (2,840)     3,108
 Net change in other operating assets....................      (829)    (4,461)
                                                          ---------  ---------
     Net cash flow provided by operating activities......    16,172     12,016
                                                          ---------  ---------
Investing Activities:
 Real estate investments.................................  (101,323)   (58,946)
 Proceeds from mortgage note receivable repayments.......     1,081         20
 Proceeds from sale of investment properties.............    39,147        --
                                                          ---------  ---------
     Net cash flow used in investment activities.........   (61,095)   (58,926)
                                                          ---------  ---------
Financing Activities:
 Proceeds from sale of shares, net of expenses...........       --     143,721
 Proceeds from line of credit............................    63,135    101,000
 Proceeds from dividend reinvestment and share purchase
  plan, net..............................................       --       1,002
 Proceeds from long term debt............................   150,000        --
 Cash distributions paid on common shares................   (22,437)   (14,506)
 Cash dividends paid on preferred shares.................    (6,388)    (4,025)
 Debt issuance costs incurred............................    (1,598)      (112)
 Payoff of PACIFIC's line of credit......................       --     (51,900)
 Principal payments on line of credit....................  (155,885)  (126,910)
 Regularly scheduled principal payments on mortgages
  payable................................................      (484)      (230)
 Other...................................................       (1)        171
                                                          ---------  ---------
     Net cash flow provided by financing activities......    26,342     48,211
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   (18,581)     1,301
Cash and cash equivalents at beginning of period.........    26,919      8,092
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   8,338  $   9,393
                                                          =========  =========
Non-cash investing and financing activities:
 Due from subscription agent............................. $     --   $  72,608
 Multifamily properties and other net assets acquired in
  connection with the merger with and into Security
  Capital Pacific Incorporated ("PACIFIC") which were
  funded by:
   PTR common shares exchanged for all of the outstanding
    shares of PACIFIC's common stock..................... $     --   $ 138,671
   Mortgage notes assumed................................ $     --   $  54,465
   Repayment of the outstanding balance on PACIFIC's line
    of credit............................................ $     --   $  51,900
                                                          ---------  ---------
   Net increase in net assets related to the merger...... $     --   $ 245,036
                                                          =========  =========

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

(2) REAL ESTATE

 Investments

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                        MARCH 31, 1996      DECEMBER 31, 1995
                                       -----------------    -----------------
                                       INVESTMENT UNITS     INVESTMENT UNITS
                                       ---------- ------    ---------- ------
   Multifamily:
     Operating properties............  $1,615,150 42,129    $1,584,994 41,503
     Developments under construction.     212,758  6,326(1)    187,507  6,676(1)
     Developments in planning:
       Developments owned............      45,106  3,924(1)     22,933  2,328(1)
       Developments under control(2).         --   3,764(1)        --   3,822(1)
                                       ---------- ------    ---------- ------
         Total developments in
          planning...................      45,106  7,688        22,933  6,150
                                       ---------- ------    ---------- ------
     Land held for future
      development....................      26,855    --         29,688    --
                                       ---------- ------    ---------- ------
         Total multifamily...........   1,899,869 56,143     1,825,122 54,329
                                                  ======               ======
   Non-multifamily...................      30,763               30,744
                                       ----------           ----------
         Total real estate...........  $1,930,632           $1,855,866
                                       ==========           ==========

- --------
(1) Unit information is based on management's estimates and is unaudited and not reviewed by the independent auditors.
(2) PTR's investment as of March 31, 1996 and December 31, 1995 for developments under control was $3.8 million and $2.2 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

                        SECURITY CAPITAL PACIFIC TRUST

  The change in investment in real estate, at cost, consisted of the following (in thousands):

      Balance at December 31, 1995................................. $1,855,866
      Acquisitions and renovation expenditures.....................     31,950
      Development expenditures, including land acquisitions........     78,353
      Capital improvements.........................................        801
      Acquisition and improvement of land held for future
       development.................................................      2,302
      Real estate sold.............................................    (38,664)
      Other........................................................         24
                                                                    ----------
      Balance at March 31, 1996.................................... $1,930,632
                                                                    ==========

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

 Gain on Sale and Valuation of Long-Lived Investments

  PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objectives and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets that in PTR's view offer better long-term return prospects. As a result of this asset optimization strategy, PTR disposed of four multifamily properties during the first quarter of 1996 and redeployed the $39.1 million in aggregate net proceeds through non-taxable like-kind exchanges into the acquisition of two existing multifamily properties in California and land for near term development. For financial reporting purposes, these sales qualified for profit recognition and PTR recorded an aggregate gain from such dispositions of $2.9 million for the three months ended March 31, 1996.

  Statement of Financial Accounting Standard No. 121 ("FAS 121") entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" was adopted by PTR effective January 1, 1996, as required by the Statement. As part of PTR's asset optimization strategy, eight multifamily properties and one non-multifamily property were held for disposition as of March 31, 1996. FAS 121 requires that investments held for disposition be carried at the lower of the investments' depreciated cost or fair market value less cost to sell. The aggregate carrying value of properties held for disposition was $97.2 million at March 31, 1996, which is less than not in excess of fair market value less cost to sell. Such properties are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all eight multifamily properties during 1996, and redeploy the net proceeds from such dispositions through like-kind exchanges into the acquisition of other properties. The non-multifamily property was disposed of on April 11, 1996 for a gain of approximately $136,000. The earnings from operations for properties held for disposition which is included in PTR's earnings from operations for the three months ended March 31, 1996 and 1995 was $2,517,000 and $2,321,000, respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  Long-lived investments held and used by PTR are periodically evaluated for impairment and provisions for possible losses are made if required. As of March 31, 1996, such investments are carried at cost, which is not in excess of fair market value.

 Third Party Owner--Developments

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

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "2010 Notes") and $100 million of 7.90% Notes due 2016 (the "2016 Notes" and together with the 2010 Notes, the "2010 and 2016 Notes"). The 2010 Notes bear interest at 7.15% per annum and require annual principal payments of $6.25 million, commencing February 15, 2003, which will fully amortize the principle balance as of February 15, 2010. The 2016 Notes bear interest at 7.90% per annum and require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016, which will fully amortize the principle balance as of February 15, 2016. Collectively, the 2010 and 2016 Notes are unsecured and had an original average life to maturity of 15.5 years and average effective interest cost, including offering discounts and issuance costs of 7.84% per annum. The 2010 and 2016 Notes are

                        SECURITY CAPITAL PACIFIC TRUST
redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 2010 and 2016 Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company.

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

(7)REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

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

RESULTS OF OPERATIONS

 Interim Period Comparison

  During the three months ended March 31, 1996, PTR acquired two multifamily properties aggregating 815 units for a total purchase price, including planned renovations, of approximately $31.3 million. In addition, PTR completed development of three moderate income properties aggregating 391 units with a completion cost of approximately $12.4 million. At April 23, 1996 PTR had 6,633 multifamily units under construction with a budgeted completion cost of $350.3 million and had in planning an estimated 7,985 multifamily units with an aggregate expected investment cost of approximately $453.9 million. During the three months ended March 31, 1995, PTR acquired 19 multifamily properties aggregating 6,041 units for a total purchase price, including planned renovations, of approximately $261.2 million (acquisition from the Merger (as defined in "Liquidity and Capital Resources--Investing Activities") represented 17 operating multifamily properties, aggregating 5,579 units, for a total purchase price of approximately $246.1 million) and completed development of four multifamily properties aggregating 479 units with a completion cost including planned renovation of $20.3 million. At March 31, 1995, PTR had 4,761 multifamily units under construction with a budgeted completion cost of approximately $209.2 million and had in planning an estimated 6,707 multifamily units with an aggregate budgeted completion cost of $338.2 million.

  The percentage of PTR's total rental income generated by multifamily properties was 99.06% and 98.60% for the three months ended March 31, 1996 and 1995, respectively. This percentage will continue to increase throughout 1996 due to past and ongoing multifamily property acquisitions and developments and the periodic sale of non-multifamily properties.

 Property Operations

  Property operations contributed to increased net earnings primarily due to property rental revenue increases of $22.3 million (41.65%), partially offset by higher rental expenses, property management fees and real estate taxes, which increased by $8.6 million (39.73%) for the period. Depreciation expense increased $3.2 million (43.02%) for the three months ended March 31, 1996 as compared to the same period in 1995. These increases are due to operating multifamily properties placed in service, through development and acquisition of additional properties and to rental rate increases. At March 31, 1996, 86.10% of PTR's operating multifamily properties, based on expected cost, were classified by PTR as stabilized properties. At March 31, 1996, PTR's operating multifamily properties were 95.28% leased and PTR's stabilized multifamily properties were 95.94% leased.

 Interest Expense

  Interest expense increased $514,000 (8.56%) for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is primarily attributable to an increase in interest expense of $1.1 million resulting from the issuance of $150 million of unsecured long term notes in February 1996, as more fully discussed under "Liquidity and Capital Resources" and the increase in mortgage interest expense as discussed below. These increases were offset by a decrease in line of credit interest expense and an increase in capitalized interest both discussed below.

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

 REIT Management Fee

  The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $1.6 million (40.38%) during the three months ended March 31, 1996 as compared to the same period in 1995 because cash flow increased substantially. With the issuance in February 1994 of $200 million of amortizing, unsecured long term debt and the issuance in February 1996 of $150 million of amortizing, unsecured long term debt as more fully described under "Liquidity and Capital Resources," the REIT management fee effectively declines in proportion to PTR's earnings from operations because actual or assumed regularly scheduled principal and interest payments, as defined in the REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), associated with the long term debt will be deducted from the cash flow amount on which the REIT management fee is based. In addition, the REIT Management Agreement was modified in 1995 to provide that distributions paid in respect of non-convertible preferred shares, such as the Series B Cumulative Redeemable Preferred Shares of Beneficial Interest issued in May 1995 are deducted from the cash flow amount on which the REIT management fee is based.

 Gain on Sale and Valuation of Long-Lived Investments

  PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objectives and redeploy the proceeds therefrom, preferably through like-kind exchanges, into assets in PTR's view offer better long-term return prospects. As a result of this asset optimization strategy, PTR disposed of four multifamily properties during the first quarter of 1996 and redeployed the $39.1 million in aggregate net disposition proceeds through non-taxable like-kind exchanges into the acquisition of two existing multifamily properties in California and land for near term development. For financial reporting purposes, these sales qualified for profit recognition and PTR recorded an aggregate gain from such dispositions of $2.9 million for the three months ended March 31, 1996.

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

  PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital. This will allow PTR to efficiently respond to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization, the sum of long term debt and shareholders' equity after adding back accumulated depreciation (26.82% at March 31, 1996), provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. PTR has the ability to finance a significant level of investment activity with this additional debt issuance capacity, together with its asset optimization strategy and internally generated funds made available as the dividend payout ratio is reduced closer to the minimum level to qualify as a REIT (see discussion below). Hence, PTR has no current plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

 Multifamily Properties Fully Operating throughout Both Periods

  For the 109 multifamily properties that were fully operating throughout the three months ended March 31, 1996 and 1995, which comprise 71.52% of PTR's total operating properties based on undepreciated cost at March 31, 1996, rental expenses, property management fees and real estate taxes were 39.36% and 40.74% of rental revenue for such properties during the three months ended March 31, 1996 and 1995, respectively. Projected property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's expected aggregate investment (including all planned capital expenditures and renovation costs) in these properties increased to 11.26% in 1996 from 10.66% in 1995. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. This increase in return on investment, which is a function of rental rate growth, occupancy levels, operating expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates and the control of operating expense growth. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by approximately $18.0 million (1.55% of total expected investment in these properties) as a result of renovation and other capital expenditures. Net operating income increased 5.02% as a result of a 2.61% rental revenue increase and a 0.85% decrease in operating expenses for such properties for the three months ended March 31, 1996 as compared to the same period in 1995.

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

 Funds from Operations

  Funds from operations represents PTR's net earnings computed in accordance with generally accepted accounting principles excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. Funds from operations attributable to common shares increased $9.1 million (50.34%) to $27.2 million for the three months ended March 31, 1996 from $18.1 million for the same period in 1995. The increase resulted primarily from increased properties in operation. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly measures of other REITs. Funds from operations for the three months ended March 31, 1996 and 1995 was as follows (dollars and shares in thousands):

                                                                1996     1995
                                                               -------  -------
   Net earnings attributable to common shares................. $19,455  $10,515
     Add (Deduct):
       Depreciation...........................................  10,618    7,424
       Provision for possible loss on investments.............     --       120
       Gain on investment properties..........................  (2,923)     --
                                                               -------  -------
   Funds from operations attributable to common shares........  27,150   18,059
   Distributions paid to common shareholders..................  22,437   14,506
                                                               -------  -------
   Excess of funds from operations after distributions........ $ 4,713  $ 3,553
                                                               =======  =======
   Weighted average common shares outstanding.................  72,211   51,485
                                                               =======  =======

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     15      --Letter from KPMG Peat Marwick dated July 16, 1996 regarding unaudited financial information.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Pacific Trust

Date: August 5, 1996

                                          /s/ James W. Kluber
                                          -------------------------------------
                                          James W. Kluber, Vice President and
                                           Duly Authorized Officer and
                                           Principal Financial Officer