Form 10-Q
period 1996-06-30
SECURITY CAPITAL PACIFIC TRUST
filed 1996-08-14
CIK 80737

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

  The number of shares outstanding of the Registrant's common stock as of August 6, 1996 was: 72,392,081

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        SECURITY CAPITAL PACIFIC TRUST

                                     INDEX

 PART I.    Condensed Financial Information
    Item 1. Financial Statements
            Condensed Balance Sheets--June 30, 1996 (unaudited) and
            December 31, 1995.............................................    3
            Condensed Statements of Earnings--Three and six months ended
            June 30, 1996 and 1995 (unaudited)............................    4
            Condensed Statements of Cash Flows--Six months ended June 30,
            1996 and 1995 (unaudited).....................................    5
            Notes to Condensed Financial Statements.......................    6
            Independent Auditors' Review Report...........................   11
            Management's Discussion and Analysis of Financial Condition
    Item 2. and Results of Operations.....................................   12
 PART II.   Other Information
    Item 4. Submission of Matters to Vote of Securities Holders...........   18
    Item 5. Other Information.............................................   18
    Item 6. Exhibits and Reports on Form 8-K..............................   18

                         SECURITY CAPITAL PACIFIC TRUST

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          1996          1995
                                                       -----------  ------------
                        ASSETS
                        ------                         (UNAUDITED)
Real estate........................................... $2,069,873    $1,855,866
Less accumulated depreciation.........................     97,820        81,979
                                                       ----------    ----------
                                                        1,972,053     1,773,887
Mortgage notes receivable.............................     14,696        15,844
                                                       ----------    ----------
    Total investments.................................  1,986,749     1,789,731
Cash and cash equivalents.............................      4,376        26,919
Accounts receivable...................................      3,473         3,318
Other assets..........................................     22,318        21,031
                                                       ----------    ----------
    Total assets...................................... $2,016,916    $1,840,999
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Line of credit...................................... $  179,250    $  129,000
  Long term debt......................................    350,000       200,000
  Mortgages payable...................................    131,180       158,054
  Distributions payable...............................        --         22,437
  Accounts payable....................................     28,014        21,040
  Accrued expenses and other liabilities..............     33,311        34,800
                                                       ----------    ----------
    Total liabilities.................................    721,755       565,331
                                                       ----------    ----------
Shareholders' Equity:
  Series A Preferred shares (9,051,000 convertible
   shares in 1996 and 9,200,000 in 1995; stated
   liquidation preference of $25 per share)...........    226,275       230,000
  Series B Preferred shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share)....    105,000       105,000
  Common shares (shares issued--72,557,033 in 1996 and
   72,375,819 in 1995)................................     72,557        72,376
  Additional paid-in capital..........................    956,223       952,679
  Distributions in excess of net earnings.............    (62,956)      (82,450)
  Treasury shares (164,952 in 1996 and 164,901 in
   1995)..............................................     (1,938)       (1,937)
                                                       ----------    ----------
    Total shareholders' equity........................  1,295,161     1,275,668
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $2,016,916    $1,840,999
                                                       ==========    ==========


     The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                        CONDENSED STATEMENT OF EARNINGS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                               THREE MONTHS   SIX MONTHS ENDED
                                              ENDED JUNE 30,      JUNE 30,
                                              --------------- -----------------
                                               1996    1995     1996     1995
                                              ------- ------- -------- --------
Rental income................................ $79,491 $65,719 $155,300 $119,236
Interest.....................................     452     719      999    1,274
                                              ------- ------- -------- --------
                                               79,943  66,438  156,299  120,510
                                              ------- ------- -------- --------
Expenses:
  Rental expenses............................  22,226  18,501   42,565   33,344
  Real estate taxes..........................   6,256   5,624   13,359   10,364
  Property management fees paid to
   affiliates................................   2,973   1,808    5,828    3,907
  Depreciation...............................  10,624   9,126   21,242   16,550
  Interest...................................   7,257   5,123   13,777   11,129
  REIT management fee paid to affiliates.....   5,724   5,176   11,279    9,133
  General and administrative.................     230     201      506      415
  Provision for possible loss on investments.     --      --       --       120
  Other......................................     191      73      361      202
                                              ------- ------- -------- --------
                                               55,481  45,632  108,917   85,164
                                              ------- ------- -------- --------
Earnings from operations.....................  24,462  20,806   47,382   35,346
Gain on sale of investments..................   5,160     --     8,083      --
                                              ------- ------- -------- --------
Net earnings before extraordinary item.......  29,622  20,806   55,465   35,346
Less extraordinary item--loss on early
 extinguishment of debt......................     870     --       870      --
                                              ------- ------- -------- --------
Net earnings.................................  28,752  20,806   54,595   35,346
Less preferred share dividends...............   6,386   5,023   12,774    9,048
                                              ------- ------- -------- --------
Net earnings attributable to common shares... $22,366 $15,783 $ 41,821 $ 26,298
                                              ======= ======= ======== ========
Weighted average common shares outstanding...  72,223  72,027   72,217   61,812
                                              ======= ======= ======== ========
Per common share amounts:
  Net earnings attributable to common shares. $  0.31 $  0.22 $   0.58 $   0.43
                                              ======= ======= ======== ========
  Distributions paid......................... $  0.31 $0.2875 $   0.62 $ 0.5750
                                              ======= ======= ======== ========


    The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                      CONDENSED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Operating activities:
 Net earnings............................................ $  54,595  $  35,346
 Adjustments to reconcile net earnings to net cash flow
  provided by operating activities:
   Depreciation and amortization.........................    22,069     17,119
   Provision for possible loss on investments............       --         120
   Gain on sale of investments...........................    (8,083)       --
 Decrease in accounts payable............................    (6,085)    (1,614)
 Decrease in accrued real estate taxes...................    (3,326)    (1,213)
 Increase in accrued interest on long term debt..........     3,853      1,717
 Increase (decrease) in accrued expenses and other
  liabilities............................................    (2,016)     2,063
 Net change in other operating assets....................      (885)    (3,158)
                                                          ---------  ---------
     Net cash flow provided by operating activities......    60,122     50,380
                                                          ---------  ---------
Investing activities:
 Real estate investments.................................  (283,961)  (146,945)
 Mortgage notes receivable...............................       --         (38)
 Proceeds from mortgage notes receivable repayments......     1,148      4,732
 Proceeds from sale of investments.......................    85,696        --
                                                          ---------  ---------
     Net cash flow used in investment activities.........  (197,117)  (142,251)
                                                          ---------  ---------
Financing activities:
 Proceeds from line of credit............................   233,885    146,000
 Proceeds from long term debt............................   150,000        --
 Principal payments on line of credit....................  (183,635)  (248,000)
 Payoff of PACIFIC's line of credit......................       --     (51,900)
 Regularly scheduled principal payments on mortgages
  payable................................................    (1,029)      (804)
 Prepayment of mortgages payable.........................   (25,845)       --
 Debt issuance costs incurred............................    (1,385)      (299)
 Proceeds from sale of shares, net of expenses...........       --     317,747
 Proceeds from dividend reinvestment and share purchase
  plan, net..............................................       --       1,002
 Cash distributions paid on common shares................   (44,785)   (35,267)
 Cash dividends paid on preferred shares.................   (12,774)    (9,048)
 Other...................................................        20         15
                                                          ---------  ---------
     Net cash flow provided by financing activities......   114,452    119,446
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   (22,543)    27,575
Cash and cash equivalents at beginning of period.........    26,919      8,092
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   4,376  $  35,667
                                                          =========  =========
Non-cash investing and financing activities:
 Mortgage notes assumed upon purchase of multifamily
  properties............................................. $     --   $   4,784
                                                          =========  =========
 Series A Preferred Shares exchanged for common shares... $   3,725  $     --
                                                          =========  =========
 Multifamily properties and other net assets acquired in
  connection with the merger with Security Capital
  Pacific Incorporated ("PACIFIC") which were funded by:
   PTR common shares exchanged for all of the outstanding
    shares of PACIFIC's common stock..................... $     --   $ 138,671
   Mortgage notes assumed................................       --      54,403
   Repayment of the outstanding balance on PACIFIC's line
    of credit............................................       --      51,900
                                                          ---------  ---------
   Net increase in net assets related to the merger...... $     --   $ 244,974
                                                          =========  =========

    The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

(1) GENERAL

  The financial statements of SECURITY CAPITAL PACIFIC TRUST ("PTR") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1995 Annual Report on Form 10-K, as amended by Form 10-K/A No. 1.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal recurring adjustments for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

(2) PROPOSED SPIN-OFF OF PTR'S HOMESTEAD VILLAGE EXTENDED-STAY LODGING ASSETS TO HOMESTEAD VILLAGE INCORPORATED

  On May 21, 1996, the Board of Trustees of PTR approved the spin-off (the "Spin-off") of PTR's Homestead Village(R) extended-stay lodging assets to a newly formed company, Homestead Village Incorporated (formerly Homestead Village Properties Incorporated) ("Homestead"). As part of the Spin-off, PTR is expected to contribute 54 Homestead Village properties (or the rights to acquire such properties) to Homestead in exchange for 9,485,727 shares of Homestead common stock. Simultaneously with the Spin-off, PTR is expected to receive 6,363,789 warrants to acquire additional shares of Homestead common stock in exchange for entering into a funding commitment agreement for which PTR has agreed to provide $129.0 million in secured financing for developments to Homestead and receive up to $144.0 million in convertible mortgage notes. In addition, upon consumation of the Spin-off, it is expected that an additional $77.0 million of convertible mortgage notes will be held by PTR. Upon consumation of the Spin-off the Homestead common stock and warrants will be distributed to PTR shareholders. Giving effect to the issuance of the Homestead common stock at the consummation of the Spin-off, the exercise of all Homestead warrants and the conversion of all mortgage loans outstanding and which could be made under the funding commitment agreement, PTR and its shareholders will own 63.21% of Homestead. A combined proxy statement and registration statement relating to the Spin-off was declared effective on August 12, 1996 and PTR's shareholders are scheduled to vote on the Spin-off on September 12, 1996. As of June 30, 1996 PTR's Homestead Village properties consisted of 26 operating properties and 28 properties under construction or in planning, representing a total expected investment of $282.7 million. For the six months ended June 30, 1996, PTR's Homestead Village operations accounted for approximately 5% of PTR's total earnings from operations. If approved by PTR's shareholders, the reduction in operating results attributable to Homestead Village would be partially offset by interest earned on the convertible mortgages on an as funded basis.

                         SECURITY CAPITAL PACIFIC TRUST

(3) REAL ESTATE

 Investments

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                         JUNE 30, 1996      DECEMBER 31, 1995
                                       -----------------    -----------------
                                       INVESTMENT UNITS     INVESTMENT UNITS
                                       ---------- ------    ---------- ------
   Multifamily:
     Operating properties............  $1,744,705 44,575    $1,584,994 41,503
     Developments under construction.     230,718  6,943(1)    187,507  6,676(1)
     Developments in planning:
       Developments owned............      40,239  3,719(1)     22,933  2,328(1)
       Developments under control(2).         --   4,499(1)        --   3,822(1)
                                       ---------- ------    ---------- ------
         Total developments in
          planning...................      40,239  8,218        22,933  6,150
                                       ---------- ------    ---------- ------
     Land held for future
      development....................      27,603    --         29,688    --
                                       ---------- ------    ---------- ------
         Total multifamily...........   2,043,265 59,736     1,825,122 54,329
                                                  ======               ======
   Non-multifamily...................      26,608               30,744
                                       ----------           ----------
         Total real estate...........  $2,069,873           $1,855,866
                                       ==========           ==========

- --------
(1) Unit information is based on management's estimates and is unaudited and not reviewed by the independent auditors.
(2) PTR's investment as of June 30, 1996 and December 31, 1995 for developments under control was $4.2 million and $2.2 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

  The change in investment in real estate, at cost, consisted of the following (in thousands):

      Balance at December 31, 1995................................. $1,855,866
      Acquisitions.................................................    121,689
      Development expenditures, including land acquisitions........    160,754
      Nonrecurring capital improvements and renovation
       expenditures................................................      7,771
      Recurring capital improvements...............................      3,631
      Acquisition and improvement of land held for future
       development.................................................      3,145
      Real estate sold.............................................    (83,015)
      Other........................................................         32
                                                                    ----------
      Balance at June 30, 1996..................................... $2,069,873
                                                                    ==========

  At August 6, 1996, PTR had contingent contracts or letters of intent, including developments under control, subject to PTR's final due diligence to acquire land for the near term development of an estimated 7,084 multifamily units with an aggregate estimated development cost of $422.9 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 2,815 additional multifamily units with an aggregate investment cost of $207.9 million, including planned renovation.

  At August 6, 1996, PTR had unfunded development commitments for developments under construction of $178.8 million.

                         SECURITY CAPITAL PACIFIC TRUST

 Gain on Sale and Valuation of Long-Lived Investments

  PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objective and redeploy the proceeds therefrom, preferably through exchanges, into assets that in PTR's view offer better long-term return prospects. As a result of this asset optimization strategy, PTR disposed of six multifamily properties and one industrial building during the six months ended June 30, 1996 under disposition/exchange agreements. Under the terms of the dispositions, net cash proceeds representing the value of the properties disposed of were placed into a trust. At the direction of PTR, seven multifamily properties primarily located in California and land for a near term development were acquired utilizing the $85.7 million in aggregate net proceeds received from dispositions. For federal income tax purposes, the dispositions were structured as tax deferred like-kind exchanges. For financial reporting purposes, the dispositions qualified for profit recognition and an aggregate gain of $8.1 million was recorded for the six months ended June 30, 1996.

  Statement of Financial Accounting Standard No. 121 entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" was adopted by PTR effective January 1, 1996, as required by the Statement. As part of PTR's asset optimization strategy, 13 multifamily properties and one non-multifamily property were held for disposition as of June 30, 1996. The aggregate carrying value of properties held for disposition was $140.8 million at June 30, 1996, which is less than fair market value, net of cost to sell. Such properties are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all such properties during 1996, and redeploy the net proceeds from such dispositions through exchanges into the acquisition of other properties. The earnings from operations for properties held for disposition which is included in PTR's earnings from operations for the six months ended June 30, 1996 and 1995 was $6,441,000 and $5,965,000, respectively.

  Long-lived investments held and used by PTR are periodically evaluated for impairment and provisions for possible losses are made if required. As of June 30, 1996, such investments are carried at cost, which is not in excess of fair market value.

 Third Party Owner--Developments

  To enhance its flexibility in developing and acquiring multifamily properties, PTR has and will enter into presale agreements with third party owner-developers to acquire properties developed by such owner-developers where the developments meet PTR's investment criteria. PTR has and will fund such developments through development loans to such owner-developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, PTR will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. All of the common stock of PTR Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of June 30, 1996, the outstanding balance of development and mortgage loans made by PTR to third party owner-developers and PTR Development Services aggregated $92.7 million and $4.6 million, respectively. The activities of PTR Development Services and development loans are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

(4) DISTRIBUTIONS

  PTR's current policy is to pay distributions to common shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. On July 23, 1996 the Trustees declared a cash distribution of $0.31 per common share to be paid on August 15, 1996 to shareholders of record on August 5, 1996.

                         SECURITY CAPITAL PACIFIC TRUST

(5) BORROWINGS

 Line of Credit

  PTR has an unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") of $350 million, which matures August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. In August 1996, PTR negotiated the extension of the line to August 1998 and a reduction in the adjusted LIBOR interest rate to LIBOR plus 0.75% to LIBOR plus 1.50% based upon the rating of PTR's senior unsecured debt. All debt incurrences are subject to covenants, as more fully described in the loan agreement. The TCB line bears interest at an interest rate of the greater of prime (8.25% at June 30, 1996) or the federal funds rate plus .50%, or at PTR's option, LIBOR (5.50% at June 30, 1996) plus 1.375% which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% (6.875% at June 30, 1996) based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $218,000 and $260,000 for the six months ended June 30, 1996 and 1995, respectively.

 Long Term Debt

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "7.15% Notes") and $100 million of 7.90% Notes due 2016 (the "7.90% Notes" and together with the 7.15% Notes, the "February 1996 Notes" and together with the August 1996 Notes (as defined in note 9), the "Notes"). The 7.15% Notes require annual principal payments of $6.25 million, commencing February 15, 2003, which will fully amortize the principal balance as of February 15, 2010. The 7.90% Notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016, which will fully amortize the principal balance as of February 15, 2016. Collectively, the February 1996 Notes are unsecured and had an original average life to maturity of 15.5 years and an average effective interest cost, including offering discounts and issuance costs of 7.84% per annum.

  The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company.

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

 Mortgage Notes Payable and General Items

  During the second quarter of 1996, PTR prepaid $25.8 million in mortgage notes payable. Such early extinguishment of debt resulted in prepayment penalties and a write-off of unamortized loan costs in the aggregate of $870,000 which was recorded by PTR as an extraordinary item for the six months ended June 30, 1996.

  At June 30, 1996, PTR was in compliance with all debt covenants.

  Interest paid on all borrowings for the six months ended June 30, 1996 was $16,879,000, including $7,509,000 of interest capitalized during construction. Interest paid on all borrowings for the six months ended June 30, 1995 was $15,215,000, including $4,675,000 of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the six months ended June 30, 1996 and 1995 was $827,000 and $569,000 respectively.

                        SECURITY CAPITAL PACIFIC TRUST

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)

(6) SHAREHOLDERS' EQUITY

  During the second quarter of 1996, 149,000 of PTR's Cumulative Convertible Series A Preferred Shares of Beneficial interest ("Series A Preferred Shares") were converted, at the option of the shareholder, into 181,214 of PTR's common shares (a conversion ratio of 1.2162 common shares for each Series A Preferred Share).

(7) EARNINGS PER SHARE

  Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Exercise of outstanding options to acquire 38,000 PTR common shares would not have a material dilutive effect on earnings per share. Inclusion of PTR's Series A Preferred Shares as a common share equivalent in the earnings per share computation is antidilutive for both the three and six months ended June 30, 1996 and 1995.

(8) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  In May 1996, PTR renewed and amended its REIT Management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is a wholly owned subsidiary of Security Capital Group Incorporated ("SCG"), which owns approximately 37.8% of PTR's outstanding common shares.

  SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties (83.92% and 79.09% as of June 30, 1996 and 1995, respectively). For the six months ended June 30, 1996 and 1995, PTR paid SCG Realty Services aggregate fees of $4,779,000 and $3,702,000, respectively. Homestead Realty Services Incorporated ("Homestead Realty Services"), formed in June 1995, manages all of PTR's operating Homestead Village properties. For the six months ended June 30, 1996 and 1995, PTR paid Homestead Realty Services aggregate fees of $1,049,000, and $205,000, respectively. SCG owns each of SCG Realty Services and Homestead Realty Services. Rates for services performed by SCG Realty Services and Homestead Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and management believes are at rates prevailing in the markets in which PTR operates.

(9) SUBSEQUENT EVENTS

  On August 6, 1996, PTR issued $20 million of 7.550% Notes due 2008 (the "7.550% Notes"), $20 million of 7.625% Notes due 2009 (the "7.625% Notes"),
$20 million of 7.650% Notes due 2010 (the "7.650% Notes"), $20 million of 8.100% Notes due 2015 (the "8.100% Notes") and $20 million of 8.150% Notes due 2016 (the "8.150% Notes" and, together with the 7.550% Notes, the 7.625% Notes, the 7.650% Notes and the 8.100% Notes, the "August 1996 Notes").

  The 7.550% Notes bear interest at 7.550% per annum and will mature on August 1, 2008. The 7.625% Notes bear interest at 7.625% per annum and will mature on August 1, 2009. The 7.650% Notes bear interest at 7.650% per annum and will mature on August 1, 2010. The 8.100% Notes bear interest at 8.100% per annum and will mature on August 1, 2015. The 8.150% Notes bear interest at 8.150% per annum and will mature on August 1, 2016.

  Collectively, the August 1996 Notes are unsecured and have an original average life to maturity of 15.60 years and an average effective interest cost, including offering discounts and issuance costs of 7.95% per annum, payable semi-annually.

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have reviewed the accompanying balance sheet of SECURITY CAPITAL PACIFIC TRUST as of June 30, 1996, and the related statements of earnings for the three-and six-month periods ended June 30, 1996 and 1995 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995.
These condensed financial statements are the responsibility of the Trust's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1995, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, except as to Note 12, which is as of February 23, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          KPMG PEAT MARWICK LLP

Chicago, Illinois
August 12, 1996

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

  PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases for 1996. Expense levels also influence operating results, and operating expenses (other than real estate taxes) as a percentage of revenues for multifamily properties have decreased slightly throughout the past twelve months and are expected to increase somewhat less than the rate of inflation for 1996.

RESULTS OF OPERATIONS

 Interim Period Comparison

  During the six months ended June 30, 1996, PTR acquired seven multifamily properties aggregating 2,637 units for a total purchase price, including planned renovations, of approximately $127.5 million. In addition, PTR completed development of 11 properties aggregating 2,286 units with a completion cost of approximately $106.8 million. At August 6, 1996 PTR had 7,079 multifamily units under construction with a budgeted completion cost of $397.6 million and had in planning an estimated 3,671 multifamily units with an aggregate expected investment cost of approximately $198.5 million. During the six months ended June 30, 1995, PTR acquired 22 multifamily properties aggregating 6,833 units for a total purchase price, including planned renovations, of approximately $305.2 million including properties acquired in the merger with Security Capital Pacific Incorporated (the "Merger") and completed development of six multifamily properties aggregating 757 units with a completion cost of $27.2 million. At June 30, 1995, PTR had 5,625 multifamily units under construction with a budgeted completion cost of approximately $261.4 million and had in planning an estimated 5,693 multifamily units with an aggregate budgeted completion cost of $293.9 million.

  The percentage of PTR's total rental income generated by multifamily properties was 99.02% and 98.57% for the six months ended June 30, 1996 and 1995, respectively. This percentage will continue to increase throughout 1996 due to past and ongoing multifamily property acquisitions and developments and the periodic sale of non-multifamily properties.

 Property Operations

  Property operations contributed to increased net earnings primarily due to property rental revenue increases of $36.1 million (30.25%), partially offset by higher rental expense, property management fees and real estate taxes, which increased by $14.1 million (29.69%) for the period. Depreciation expense increased $4.7 million (28.35%) for the six months ended June 30, 1996 as compared to the same period in 1995. These increases are due to operating multifamily properties placed in service, through development and acquisition of additional properties and to rental rate increases. At June 30, 1996, 82.83% of PTR's operating multifamily properties, based on expected cost, were classified by PTR as stabilized properties. At June 30, 1996, PTR's operating multifamily properties were 95.7% leased and PTR's stabilized multifamily properties were 96.0% leased.

 Proposed Spin-off of PTR's Homestead Village extended-stay lodging assets to Homestead Village Incorporated

  As described under Liquidity and Capital Resources, the Board of Trustees of PTR approved the Spin-off of PTR's Homestead Village extended-stay lodging assets. For the six months ended June 30, 1996, PTR's Homestead Village operations accounted for approximately 5% of PTR's total earnings from operations. If approved by PTR's shareholders, the reduction in operating results attributable to Homestead Village would be partially offset by interest earned on the convertible mortgages on an as funded basis.

 Interest Expense

  Interest expense increased $2.6 million (23.79%) for the six months ended June 30, 1996 as compared to the same period in 1995. The increase is attributable to an increase in interest expense of $3.9 million resulting from the issuance of $150 million of unsecured long term notes in February 1996, as more fully discussed under "Liquidity and Capital Resources" and the increase in mortgage and line of credit interest expense as discussed below. These increases were offset by an increase in capitalized interest discussed below.

  Mortgage interest expense increased $1.0 million (21.5%) for the six months ended June 30, 1996 as compared to the same period in 1995 as a result of mortgages aggregating $66.5 million assumed as a result of the Merger and the acquisition of properties during 1995.

  Line of credit interest expense increased $521,000 (14.15%) resulting from higher outstanding balances and an increase in amortization of additional loan costs (commitment fees, administrative fees, and legal fees) relating to PTR's revolving credit facility offset by lower interest rates. Average borrowings on the line of credit were approximately $94.2 million (with an average interest rate of 7.55%) during the six months ended June 30, 1996, as compared to average borrowings of approximately $72.9 million (with an average interest rate of 8.76%) for the same period in 1995.

  The increases in interest expense were also offset by an increase of $2.8 million (60.62%) in capitalized interest. The increase in capitalized interest is attributable primarily to higher levels of multifamily development activity for the six months ended June 30, 1996 as compared to the same period in 1995.

 REIT Management Fee

  The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $2.1 million (23.50%) during the six months ended June 30, 1996 as compared to the same period in 1995 because cash flow increased substantially . With the issuance in February 1994 of $200 million and February 1996 of $150 million of amortizing, unsecured long term debt and the issuance in August 1996 of $100 million unsecured long term debt as more fully described under "Liquidity and Capital Resources," the REIT management fee effectively declines in proportion to PTR's cash flow as defined in the REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), because actual or assumed regularly scheduled principal and interest payments, associated with the long term debt will be deducted from the cash flow amount on which the REIT management fee is based. In addition, the REIT Management Agreement was modified in 1995 to provide that distributions paid in respect of non-convertible preferred shares, such as the Series B Cumulative Redeemable Preferred Shares of Beneficial Interest issued in May 1995 are deducted from the cash flow amount on which the REIT management fee is based. Further, from and after the Spin-off, interest income from the convertible mortgage notes will be deducted from the cash flow amount on which the REIT management fee is based.

 Gain on Sale and Valuation of Long-Lived Investments

  PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objective and redeploy the proceeds therefrom, preferably through exchanges, into assets that in PTR's view offer better long-term return prospects. As a result of this asset optimization strategy, PTR disposed of six multifamily properties and one industrial building during the six months ended June 30, 1996 under disposition/exchange agreements. Under the terms of the disposition, net cash proceeds representing the value of the properties disposed of were placed into a trust. At the direction of PTR, seven multifamily properties primarily located in California and land for near term development were acquired utilizing the $85.7 million in aggregate net proceeds received from dispositions. For federal income tax purposes, the dispositions were structured as tax deferred like-kind exchanges. For financial reporting purposes, the dispositions qualified for profit recognition and an aggregate gain of $8.1 million was recorded for the six months ended June 30, 1996.

  Properties held for effective long-term operation and ownership are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss during the first quarter of 1995 of $120,000 relating to the impairment of a non-multifamily investment which was sold in October 1995. As of June 30, 1996, PTR's real estate investments are carried at cost, which is not in excess of fair market value.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  During the second quarter of 1996, PTR prepaid $25.8 million in mortgage notes payable. Such early extinguishment of debt resulted in prepayment penalties and a write-off of unamortized loan costs in the aggregate of $870,000 which was recorded by PTR as an extraordinary item for the six months ended June 30, 1996.

 Other

  Property revenues, operating expenses, income from property operations before depreciation, income from property operations and net earnings for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the six month periods ended June 30, 1996 and 1995.

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

 Operating Activities

  Net cash flow provided by operating activities increased by $9.7 million (19.34%) for the six months ended June 30, 1996 compared to the same period in 1995. The increase is due primarily to increased net earnings and changes in the timing of the payment of accounts payable and accrued expenses in 1996 as compared to 1995.

 Investing Activities

  During the six months ended June 30, 1996, PTR invested $297.0 million in the development, acquisition and renovation of multifamily properties, of which $284.0 million was paid in cash. For the same period, PTR received $85.7 million in proceeds in connection with property dispositions. During the first six months of 1995, PTR invested $335.2 million in the development, acquisition (including properties acquired in the Merger) and renovation of multifamily properties, of which $146.9 million was paid in cash and net of $59.2 million in mortgages assumed. Except for the properties acquired in the Merger, which were financed with the issuance of common shares, developments, acquisitions, and renovations were financed with cash on hand and borrowings.

  At August 6, 1996, PTR had contingent contracts or letters of intent, including developments under control, subject to PTR's final due diligence to acquire land for the near term development of an estimated 7,084 multifamily units with an aggregate estimated development cost of $422.9 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 2,815 additional multifamily units with an aggregate investment cost of $207.9 million, including planned renovation. At August 6, 1996, PTR had unfunded development commitments for developments under construction of $178.8 million.

  On May 21, 1996, the Board of Trustees of PTR approved the spin-off (the "Spin-off") of PTR's Homestead Village(R) extended-stay lodging assets to a newly formed company, Homestead Village Properties Incorporated (formerly Homestead Village Incorporated ("Homestead"). As part of the Spin-off, PTR is expected to contribute 54 Homestead Village properties (or the rights to acquire such properties) to Homestead in exchange for 9,485,727 shares of Homestead common stock. Simultaneously with the Spin-off, PTR is expected to receive 6,363,789 warrants to acquire additional shares of Homestead common stock in exchange for entering into a funding commitment agreement for which PTR has agreed to provide $129 million in secured financing for developments to Homestead and receive up to $144.0 million in convertible mortgage notes. In addition, upon consumation of the Spin-off, it is expected that an additional $77.0 million of convertible mortgage notes will be held by PTR. Upon consumation of the Spin-off, the Homestead common stock and warrants will be distributed to PTR shareholders. Giving effect to the issuance of the Homestead common stock at the consummation of the Spin-off, the exercise of all Homestead warrants and the conversion of all mortgage loans outstanding and which could be made under the funding commitment agreement, PTR and its shareholders will own 63.21% of Homestead. A combined proxy statement and registration statement relating to the Spin-off was declared effective on August 12, 1996 and PTR's shareholders are scheduled to vote on the Spin-off on September 12, 1996. As of June 30, 1996 PTR's Homestead Village properties consisted of 26 operating properties and 28 properties under construction or in planning, representing a total expected investment of $282.7 million.

 Financing Activities

  PTR's net financing activities for the six months ended June 30, 1996 provided $114.5 million as compared to $119.4 million for the same period in 1995. The decrease in cash flow provided by financing activities is due to an increase in distributions to shareholders ($57.6 million for the six months ended June 30, 1996 as compared to $44.3 million for the same period in 1995) and a decrease in debt and equity offering proceeds received during the six months ended June 30, 1996 ($150 million) as compared to the same period in 1995 ($317.7 million) offset by an increase in line of credit proceeds ($233.9 million for the six months ended June 30, 1996 as compared to $146.0 million for the same period in 1995) and less repayment of the revolving credit balances ($183.6 million for the six months ended June 30, 1996 as compared to $299.9 million for the same period in 1995).

  PTR has an unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") of $350 million, which matures August 1997 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. In August 1996, PTR negotiated the extension of the line to August 1998 and a reduction in the adjusted LIBOR interest rate to LIBOR plus 1.125% . All debt incurrences are subject to covenants, as more fully described in the loan agreement. The TCB line bears interest at an interest rate of the greater of prime (8.25% at June 30, 1996) or the federal funds rate plus .50% or at PTR's option, LIBOR (5.50% at June 30, 1996) plus 1.375% which can vary from LIBOR plus 1.0% to LIBOR plus 1.75% (6.875% at June 30, 1996) based upon of the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. At August 9, 1996, after giving effect to the application of net proceeds received from the issuance of the August Notes (discussed below), there were $81.8 million of borrowings outstanding under the line of credit.

  On August 6, 1996, PTR issued $20 million of 7.550% Notes due 2008 (the "7.550% Notes"), $20 million of 7.625% Notes due 2009 (the "7.625% Notes"), $20 million of 7.650% Notes due 2010 (the "7.650% Notes"), $20 million of 8.100% Notes due 2015 (the "8.100% Notes") and $20 million of 8.150% Notes due 2016 (the "8.150% Notes" and, together with the 7.550% Notes, the 7.625% Notes, the 7.650% Notes and the 8.100% Notes, the "August 1996 Notes"). The 7.550% Notes bear interest at 7.550% per annum and will mature on August 1, 2008. The 7.625% Notes bear interest at 7.625% per annum and will mature on August 1, 2009. The 7.650% Notes bear interest at 7.650% per annum and will mature on August 1, 2010. The 8.100% Notes bear interest at 8.100% per annum and will mature on August 1, 2015. The 8.150% Notes bear interest at 8.150% per annum and will mature on August 1, 2016.

  Collectively, the August 1996 Notes are unsecured and have an original average life to maturity of 15.60 years and an average effective interest cost, including offering discounts and issuance costs of 7.95% per annum, payable semi-annually.

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "7.15% Notes") and $100 million of 7.90% Notes due 2016 (the "7.90% Notes" and together with the 7.15% Notes, the "February 1996 Notes" and together with the August 1996 Notes, the "Notes"). The 7.15% Notes require annual principal payments of $6.25 million, commencing February 14, 2003. The 7.90% Notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016. Collectively, the February 1996 Notes are unsecured and had an original average life to maturity of 15.5 years and an average effective interest cost, including offering discounts and issuance costs of 7.84% per annum.

  The Notes are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 (the "Indenture") between PTR and State Street Bank and Trust Company.

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

  During the second quarter of 1996, 149,000 of PTR's Cumulative Convertible Series A Preferred Shares of Beneficial interest ("Series A Preferred Shares") were converted, at the option of the shareholder, into 181,214 of PTR's Common Shares (a conversion ratio of 1.2162 Common Shares for each Series A Preferred Share).

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

  PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital. This will allow PTR to respond efficiently to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization, the sum of long term debt and shareholders' equity after adding back accumulated depreciation (25.67 % at June 30, 1996 on a historical basis and 29.44% on a pro forma basis giving effect to the sale of the August 1996 Notes and the application of the net proceeds therefrom), provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. PTR has the ability to finance a significant level of investment activity with this additional debt issuance capacity, together with its asset optimization strategy and internally generated funds made available as the dividend payout ratio is reduced closer to the minimum level to qualify as a REIT (see discussion in "Distributions" below). Hence, PTR has no current plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

 Multifamily Properties Fully Operating throughout Both Periods

  For the 109 multifamily properties that were fully operating throughout the six months ended June 30, 1996 and 1995, which represents 54.9% of PTR's total invested capital of $2.22 billion at June 30, 1996, assuming full funding for properties under construction, operating expenses were 40.04% and 40.87% of rental revenue for such properties during the six months ended June 30, 1996 and 1995, respectively. Projected property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's expected aggregate investment (including all planned capital expenditures and renovation costs) in these properties increased to 11.21% in 1996 from 10.61% in 1995. EBITDA is not to be construed as a substitute for

"net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates and the control of operating expense growth. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by approximately $21.7 million (2.08% of total expected investment in these properties) as a result of renovation and other capital expenditures. Net operating income increased 4.39% as a result of a 2.96% rental revenue increase and a 0.89% increase in operating expenses for such properties for the six months ended June 30, 1996 as compared to the same period in 1995.

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

  Distributions paid on common shares exceeded net earnings attributable to common shares by approximately $3.0 million and approximately $9.0 million for the six months ended June 30, 1996 and 1995, respectively.

  Pursuant to the terms of the preferred shares, PTR is restricted from declaring or paying any distribution with respect to its common shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the preferred shares.

 Funds from Operations

  Funds from operations represents PTR's net earnings computed in accordance with generally accepted accounting principles excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. Funds from operations attributable to common shares increased $12.8 million (29.9%) to $55.8 million for the six months ended June 30, 1996 from $43.0 million for the same period in 1995. The increase resulted primarily from increased properties in operation.

  Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. Funds from operations for the three months and six months ended June 30, 1996 and 1995 was as follows (dollars and shares in thousands):

                                               FOR THE THREE     FOR THE SIX
                                               MONTHS ENDED     MONTHS ENDED
                                                 JUNE 30,         JUNE 30,
                                              ---------------- ----------------
                                               1996     1995    1996     1995
                                              -------  ------- -------  -------
Net earnings attributable to common shares... $22,366  $15,783 $41,821  $26,298
Add (Deduct):
  Depreciation...............................  10,624    9,126  21,242   16,550
  Provision for possible loss on investments.     --       --      --       120
  Gain on investment properties..............  (5,160)     --   (8,083)     --
  Extraordinary item--loss on early
   extinguishment of debt....................     870      --      870      --
  Amortization of early extinguishment of
   debt cost.................................     (33)     --      (33)     --
                                              -------  ------- -------  -------
Funds from operations attributable to common
 shares......................................  28,667   24,909  55,817   42,968
Distributions paid to common shareholders....  22,348   20,761  44,785   35,267
                                              -------  ------- -------  -------
Excess of funds from operations after
 distributions............................... $ 6,319  $ 4,148 $11,032  $ 7,701
                                              =======  ======= =======  =======
Weighted average common shares outstanding...  72,223   72,027  72,217   61,812
                                              =======  ======= =======  =======

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  At the annual shareholders meeting held May 21, 1996, shareholders elected the following Trustees to office:

                                                             SHARES IN   SHARES
      TRUSTEES                                                 FAVOR    WITHHELD
      --------                                               ---------- --------
      Calvin K. Kessler..................................... 61,322,957 173,234
      James H. Polk, III.................................... 60,843,538 652,653
      John C. Schweitzer.................................... 61,056,188 440,003
      James A. Cardwell..................................... 61,045,936 450,255
      John T. Kelley, III................................... 61,055,767 440,424
      C. Ronald Blankenship................................. 60,864,364 631,827
      William G. Myers...................................... 61,320,388 175,803

ITEM 5. OTHER INFORMATION

  On August 6, 1996, PTR issued $20 million of 7.550% Notes due 2008, $20 million of 7.625% Notes due 2009, $20 million of 7.650% Notes due 2010, $20 million of 8.100% Notes due 2015 and $20 million of 8.150% Notes due 2016 as more fully described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--"Liquidity and Capital Resources--Financing Activities."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     12--    Statement regarding Computation of Ratio of Earnings to Fixed
             Charges.
     15--    Letter from KPMG Peat Marwick dated August 14, 1996 regarding unaudited financial information.
     27--    Financial Data Schedule

  (b) Reports on Form 8-K:

      DATE                                   ITEM REPORTED  FINANCIAL STATEMENTS
      ----                                   -------------- --------------------
      May 22, 1996.......................... Item 5, Item 7          No
      August 1, 1996........................ Item 5, Item 7         Yes
      August 5, 1996........................ Item 5, Item 7         Yes

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

Date: August 14, 1996