Form 10-Q
period 1996-09-30
SECURITY CAPITAL PACIFIC TRUST
filed 1996-11-13
CIK 80737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

  The number of shares outstanding of the Registrant's common stock as of October 29, 1996 was: 75,466,587

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITY CAPITAL PACIFIC TRUST

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
  PART I. Condensed Financial Information
  Item 1. Financial Statements
          Condensed Balance Sheets--September 30, 1996 (unaudited) and
          December 31, 1995............................................      3
          Condensed Statements of Earnings--Three and nine months ended
          September 30, 1996 and 1995 (unaudited)......................      4
          Condensed Statements of Cash Flows--Nine months ended
          September 30, 1996 and 1995 (unaudited)......................      5
          Notes to Condensed Financial Statements......................      6
          Independent Auditors' Review Report..........................     12
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     13
 PART II. Other Information
  Item 4. Submission of Matters to Vote of Securities Holders..........     20
  Item 5. Other Information............................................     20
  Item 6. Exhibits and Reports on Form 8-K.............................     20

                         SECURITY CAPITAL PACIFIC TRUST

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1996          1995
                       ------                        ------------- ------------
                                                      (UNAUDITED)
Real estate.........................................  $2,257,560    $1,855,866
Less accumulated depreciation.......................     102,496        81,979
                                                      ----------    ----------
                                                       2,155,064     1,773,887
Mortgage notes receivable...........................      14,394        15,844
                                                      ----------    ----------
  Total investments.................................   2,169,458     1,789,731
Cash and cash equivalents--unrestricted.............       7,172        26,919
Restricted tax deferred exchange proceeds...........      13,503           --
Accounts receivable.................................       4,083         3,318
Other assets........................................      28,783        21,031
                                                      ----------    ----------
    Total assets....................................  $2,222,999    $1,840,999
                                                      ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
  Line of credit....................................  $  171,350    $  129,000
  Long term debt....................................     450,000       200,000
  Mortgages payable.................................     219,460       158,054
  Distributions payable.............................         --         22,437
  Accounts payable..................................      30,212        21,040
  Accrued expenses and other liabilities............      35,585        34,800
                                                      ----------    ----------
    Total liabilities...............................     906,607       565,331
                                                      ----------    ----------
Shareholders' Equity:
  Series A Preferred shares (8,703,000 convertible
   shares in 1996 and 9,200,000 in 1995; stated
   liquidation preference of $25 per share).........     217,575       230,000
  Series B Preferred shares (4,200,000 shares
   issued; stated liquidation
  preference of $25 per share)......................     105,000       105,000
  Common shares (shares issued--72,980,268 in 1996
   and 72,375,819
  in 1995)..........................................      72,980        72,376
  Additional paid-in capital........................     964,500       952,679
  Distributions in excess of net earnings...........     (41,725)      (82,450)
  Treasury shares (164,956 in 1996 and 164,901 in
   1995)............................................      (1,938)       (1,937)
                                                      ----------    ----------
    Total shareholders' equity......................   1,316,392     1,275,668
                                                      ----------    ----------
    Total liabilities and shareholders' equity......  $2,222,999    $1,840,999
                                                      ==========    ==========



     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                        CONDENSED STATEMENT OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                               THREE MONTHS
                                              ENDED SEPTEMBER NINE MONTHS ENDED
                                                    30,         SEPTEMBER 30,
                                              --------------- -----------------
                                               1996    1995     1996     1995
                                              ------- ------- -------- --------
Revenues:
  Rental income.............................. $84,802 $70,176 $240,102 $189,412
  Interest...................................     590     610    1,589    1,884
                                              ------- ------- -------- --------
                                               85,392  70,786  241,691  191,296
                                              ------- ------- -------- --------
Expenses:
  Rental expenses............................  25,239  20,555   67,804   54,105
  Real estate taxes..........................   6,594   5,525   19,953   15,889
  Property management fees paid to
   affiliates................................   2,960   2,379    8,788    6,081
  Depreciation...............................  10,987   9,611   32,230   26,162
  Interest...................................   8,624   3,271   22,401   14,400
  REIT management fee paid to affiliates.....   5,866   5,543   17,145   14,676
  General and administrative.................     264     166      770      580
  Provision for possible loss on investments.     --      100      --       220
  Other......................................     140     433      501      635
                                              ------- ------- -------- --------
                                               60,674  47,583  169,592  132,748
                                              ------- ------- -------- --------
Earnings from operations.....................  24,718  23,203   72,099   58,548
Gain on sale of investments..................  25,257     --    33,340      --
                                              ------- ------- -------- --------
Net earnings before extraordinary item.......  49,975  23,203  105,439   58,548
Less extraordinary item--loss on early
 extinguishment of debt......................     --      --       870
                                              ------- ------- -------- --------
Net earnings.................................  49,975  23,203  104,569   58,548
Less preferred share dividends...............   6,182   6,387   18,956   15,435
                                              ------- ------- -------- --------
  Net earnings attributable to common shares. $43,793 $16,816 $ 85,613 $ 43,113
                                              ======= ======= ======== ========
Weighted average common shares outstanding...  72,628  72,211   72,355   65,315
                                              ======= ======= ======== ========
Per common share amounts:
  Primary.................................... $  0.60 $  0.23 $   1.18 $   0.66
                                              ======= ======= ======== ========
  Fully diluted.............................. $  0.57 $   --  $   1.18 $    --
                                              ======= ======= ======== ========
  Distributions paid......................... $  0.31 $0.2875 $   0.93 $ 0.8625
                                              ======= ======= ======== ========

     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UUAUDITED)

                                                              NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
Operating activities:
 Net earnings............................................ $ 104,569  $  58,548
 Adjustments to reconcile net earnings to cash flow
  provided by operating activities:
   Depreciation and amortization.........................    33,658     27,092
   Provision for possible loss on investments............       --         220
   Gain on sale of investment properties.................   (33,340)       --
   Decrease in accounts payable..........................    (2,261)    (1,533)
   Increase in accrued real estate taxes.................     1,911      3,876
   Decrease in accrued interest on long term debt........    (1,027)    (3,594)
   Increase (decrease) in accrued expenses and other
    liabilities..........................................      (100)     2,573
   Net change in other operating assets..................    (6,822)    (4,388)
                                                          ---------  ---------
   Net cash flow provided by operating activities........    96,588     82,794
                                                          ---------  ---------
Investing activities:
 Real estate investments.................................  (462,412)  (198,055)
 Mortgage notes receivable...............................       --      (1,038)
 Principal repayments on mortgage notes receivable.......     1,450      4,929
 Proceeds from sale of investments.......................   182,490        --
 Tax deferred exchange proceeds held in escrow...........   (13,503)       --
                                                          ---------  ---------
   Net cash flow used in investing activities............  (291,975)  (194,164)
                                                          ---------  ---------
Financing activities:
 Proceeds from line of credit............................   353,235    171,000
 Principal payments on line of credit....................  (310,885)  (248,000)
 Proceeds from long term debt............................   250,000        --
 Payoff of PACIFIC's line of credit......................       --     (51,900)
 Regularly scheduled principal payments on mortgages
  payable................................................    (1,461)    (1,203)
 Prepayment of mortgages payable.........................   (25,845)      (303)
 Debt issuance costs paid................................    (3,123)    (1,351)
 Proceeds from sale of shares, net of expenses...........       --     317,591
 Proceeds from dividend reinvestment and share purchase
  plan, net..............................................       --       1,002
 Cash distributions paid on common shares................   (67,345)   (56,035)
 Cash dividends paid on preferred shares.................   (18,956)   (15,435)
 Other...................................................       (20)        14
                                                          ---------  ---------
   Net cash flow provided by financing activities........   175,640    115,380
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....   (19,747)     4,010
Cash and cash equivalents at beginning of period.........    26,919      8,092
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   7,172  $  12,102
                                                          =========  =========
Non-cash investing and financing activities:
 Mortgage notes assumed upon purchase of multifamily
  properties............................................. $  88,711  $   4,784
                                                          =========  =========
 Series A Preferred Shares exchanged for common shares... $  12,425  $     --
                                                          =========  =========
 Multifamily properties and other net assets acquired in
  connection with the merger with Security Capital
  Pacific Incorporated ("PACIFIC") which were funded by:
   PTR common shares exchanged for all of the outstanding
    shares of PACIFIC's common stock..................... $     --   $ 138,671
   Mortgage notes assumed................................       --      54,403
   Repayment of the outstanding balance on PACIFIC's line
    of credit............................................       --      51,900
                                                          ---------  ---------
   Net increase in net assets related to the merger...... $     --   $ 244,974
                                                          =========  =========

     The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

(1) GENERAL

  The condensed financial statements of SECURITY CAPITAL PACIFIC TRUST ("PTR") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1995 Annual Report on Form 10-K, as amended by Form 10-K/A No. 1.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments consisting of normal recurring adjustments for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire year.

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

(2) SPIN-OFF OF PTR'S HOMESTEAD VILLAGE EXTENDED-STAY LODGING ASSETS TO HOMESTEAD VILLAGE INCORPORATED

  On September 12, 1996, the holders of PTR common shares approved the spin-off (the "Spin-off") of PTR's Homestead Village(R) extended-stay lodging assets to a newly formed company, Homestead Village Incorporated (formerly Homestead Village Properties Incorporated) ("Homestead"). The spin-off was completed on October 17, 1996. As part of the Spin-off, PTR contributed 54 Homestead Village properties (or the rights to acquire such properties) to Homestead in exchange for 9,485,727 shares of Homestead common stock. Simultaneously with the Spin-off, PTR received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share in exchange for entering into a funding commitment agreement for which PTR agreed to provide up to $129.0 million in secured financing for developments to Homestead and receive $144.0 million in convertible mortgage notes. In addition, PTR received approximately $77.0 million of convertible mortgage notes on certain Homestead Village properties. Each mortgage note issued by Homestead will be convertible into shares of Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal outstanding on the convertible mortgage note. Upon full funding of PTR's convertible mortgage notes, its conversion rights would represent 34.7% ownership interest in Homestead assuming conversion of outstanding convertible mortgage notes and exercise of outstanding warrants by PTR and all other holders. The Homestead common stock and warrants to acquire additional common stock will be distributed to PTR shareholders on November 12, 1996 to shareholders of record on October 29, 1996. Each PTR shareholder will receive
 .125694 Homestead common stock and .084326 warrants per PTR common share plus cash for fractional shares and warrants. As of September 30, 1996, PTR's Homestead Village properties consisted of 28 operating properties, 24 properties under construction or in planning, and two properties under contract, representing a total expected investment of $284.9 million. For the nine months ended September 30, 1996, PTR's Homestead Village operations accounted for approximately 10.6% of PTR's total earnings from operations attributable to common shares. The reduction in operating results attributable to the Homestead Village properties will be partially offset by interest earned on the convertible mortgage notes on an as funded basis.

                        SECURITY CAPITAL PACIFIC TRUST

(3) REAL ESTATE

 Investments

  Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                        SEPTEMBER 30, 1996
                                               (1)           DECEMBER 31, 1995
                                       -------------------- --------------------
                                       INVESTMENT UNITS (2) INVESTMENT UNITS (2)
                                       ---------- --------- ---------- ---------
   Multifamily:
     Operating properties............  $1,929,019  46,891   $1,584,994  41,503
     Developments under construction.     215,453   7,059      187,507   6,676
     Developments in planning:
       Developments owned............      44,357   3,889       22,933   2,328
       Developments under control
        (3)..........................         --    5,031          --    3,822
                                       ----------  ------   ----------  ------
         Total developments in
          planning...................      44,357   8,920       22,933   6,150
                                       ----------  ------   ----------  ------
     Land held for future
      development....................      42,123     --        29,688     --
                                       ----------  ------   ----------  ------
         Total multifamily...........   2,230,952  62,870    1,825,122  54,329
                                                   ======               ======
   Non-multifamily...................      26,608               30,744
                                       ----------           ----------
         Total real estate...........  $2,257,560           $1,855,866
                                       ==========           ==========

--------
(1) Included in the amounts for September 30, 1996 are 3,884 operating units with an investment of $118.9 million, 1,488 units under construction with an investment of $30.9 million and 1,776 units of developments in planning with an investment of $12.6 million of Homestead Village properties which have been spun-off to Homestead since the end of the third quarter of 1996 (see note 2).
(2) Unit information is based on management's estimates and is unaudited and not reviewed by the independent auditors.
(3) PTR's investment as of September 30, 1996 and December 31, 1995, for developments under control was $5.1 million and $2.2 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

  The change in investment in real estate, at cost, consisted of the following (in thousands):

      Balance at December 31, 1995................................. $1,855,866
      Acquisitions.................................................    286,562
      Development expenditures, including land acquisitions........    237,742
      Nonrecurring capital improvements and renovation
       expenditures................................................     11,538
      Recurring capital improvements...............................      9,392
      Acquisition and improvement of land held for future
       development.................................................     17,315
      Real estate sold.............................................   (160,865)
      Other........................................................         10
                                                                    ----------
      Balance at September 30, 1996................................ $2,257,560
                                                                    ==========

  At October 29, 1996, PTR had contingent contracts or letters of intent, including developments under control, subject to PTR's final due diligence and approval of all entitlements, to acquire land for new development communities of an estimated 6,099 garden-style multifamily units with an aggregate estimated development cost of $449.4 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 1,208 additional garden-style multifamily units with an aggregate investment cost of $96.3 million, including planned capital expenditures.

  At October 29, 1996, PTR had unfunded development commitments for garden-style developments under construction of $142.6 million.

                        SECURITY CAPITAL PACIFIC TRUST

 Gain on Sale and Valuation of Long-Lived Investments

  PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objective and redeploy the proceeds therefrom, preferably through tax deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As a result of this asset optimization strategy, PTR disposed of 12 multifamily properties and one industrial building during the nine months ended September 30, 1996, representing aggregate net proceeds of $182.5 million. Under the terms of the dispositions, net cash proceeds representing the value of the properties disposed were placed into a trust. At the direction of PTR, 15 multifamily properties primarily located in California and land for new development communities have been or will be acquired utilizing the net proceeds received from dispositions. For federal income tax purposes, the dispositions were structured as tax deferred exchanges. For financial reporting purposes, the dispositions qualified for profit recognition and an aggregate gain of $33.3 million was recorded for the nine months ended September 30, 1996.

  Statement of Financial Accounting Standard No. 121 entitled "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" was adopted by PTR effective January 1, 1996, as required by the Statement. As part of PTR's asset optimization strategy, 21 multifamily properties and two non-multifamily properties were held for disposition as of September 30, 1996. The aggregate carrying value of properties held for disposition was $231.4 million at September 30, 1996. Each of these property's carrying value is less than its fair market value, net of cost to sell. Such properties are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all properties by the end of the first quarter of 1997, and redeploy the net proceeds from such dispositions through exchanges into the acquisition of other properties. The earnings from operations for properties held for disposition which are included in PTR's earnings from operations for the nine months ended September 30, 1996 and 1995, were $12.7 million and $12.1 million, respectively.

  Long-lived investments held and used or held for disposition by PTR are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss during the nine months ended September 30, 1995 of $220,000 relating to the impairment of a non-multifamily investment which was sold in October 1995. As of September 30, 1996, PTR's real estate investments are carried at cost less accumulated depreciation, which is not in excess of fair market value.

 Third Party Owner--Developments

  To enhance its flexibility in developing and acquiring multifamily properties, PTR has and will enter into presale agreements with third party owner-developers to acquire properties developed by such owner-developers where the developments meet PTR's investment criteria. PTR has and will fund such developments through development loans to such owner-developers. In addition, to provide greater flexibility for the use of land acquired for development and to dispose of excess parcels, PTR will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for future development. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. All of the common stock of PTR Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of September 30, 1996, the outstanding balance of development and mortgage loans made by PTR to third party owner-developers and PTR Development Services aggregated $119.3 million and $19.8 million, respectively. The activities of PTR Development Services and the third party owner-developer loans are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

                        SECURITY CAPITAL PACIFIC TRUST

(4) DISTRIBUTIONS

  PTR's current policy is to pay distributions to common shareholders based upon funds from operations and aggregating annually at least 95% of its taxable income. On October 22, 1996, the Trustees declared a cash distribution of $0.31 per common share to be paid on December 4, 1996, to shareholders of record on
November 20, 1996.

(5) BORROWINGS

 Line of Credit

  PTR has an unsecured revolving line of credit facility with Texas Commerce Bank, National Association, as agent bank for a group of lenders ("TCB") of $350 million, which matures August 1998 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement. The TCB line bears interest at an interest rate of the greater of prime (8.25% at September 30, 1996) or the federal funds rate plus .50%, or at PTR's option, LIBOR (5.4375% at September 30, 1996) plus 1.125% (6.5625 % at September 30, 1996) which can vary from LIBOR plus 0.75% to LIBOR plus 1.50% based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $294,000 and $368,000 for the nine months ended September 30, 1996 and 1995, respectively. At September 30, 1996, there were $157.5 million of outstanding borrowings under this line of credit.

  On September 9, 1996, PTR entered into an uncommitted short-term borrowing facility agreement of $15 million with TCB, that matures September 9, 1997 and bears interest at an overnight rate, which has ranged from 5.85% to 6.30%. At September 30, 1996 there were $13.9 million of borrowings outstanding under this facility.

 Long Term Debt

  On August 6, 1996, PTR issued $20 million of Notes which bear interest at 7.550% per annum and mature August 1, 2008 (the "7.550% Notes"), $20 million of Notes which bear interest at 7.625% per annum and mature August 1, 2009 (the "7.625% Notes"), $20 million of Notes which bear interest at 7.650% per annum and mature August 1, 2010 (the "7.650% Notes"), $20 million of Notes which bear interest at 8.100% per annum and mature August 1, 2015 (the "8.100% Notes") and $20 million of Notes which bear interest at 8.150% per annum and mature August 1, 2016 (the "8.150% Notes" and, together with the 7.550% Notes, the 7.625% Notes, the 7.650% Notes and the 8.100% Notes, the "August 1996 Notes"). Collectively, the August 1996 Notes are unsecured and had an original average life to maturity of 15.6 years and an average effective interest cost, including offering discounts and issuance costs, of 7.95% per annum, payable semi-annually. Principal on the August 1996 Notes is due at each of their respective maturity dates.

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "7.15% Notes due 2010") and $100 million of 7.90% Notes due 2016 (the "7.90%
Notes" and together with the 7.15% Notes due 2010, the "February 1996 Notes" and together with the August 1996 Notes and the October 1996 Notes (as defined in Note 9), the "Notes"). The 7.15% Notes due 2010 require annual principal payments of $6.25 million, commencing February 15, 2003, which will fully amortize the principal balance as of February 15, 2010. The 7.90% Notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014, $20 million in 2015 and $25 million in 2016, which will fully amortize the principal balance as of February 15, 2016. Collectively, the February 1996 Notes are unsecured and had an original average life to maturity of 15.5 years and average effective interest cost, including offering discounts and issuance costs, of 7.84% per annum, payable semi-annually.

                        SECURITY CAPITAL PACIFIC TRUST

  The Notes, other than the 6.500% Notes (discussed in Note 9), are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company.

  Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt being incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%; (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%; and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, is not less than 1.5:1.

 Mortgage Notes Payable

  During the second quarter of 1996, PTR prepaid $25.8 million in mortgage notes payable. Such early extinguishment of debt resulted in prepayment penalties and a write-off of unamortized loan costs in an aggregate of $870,000 which was recorded by PTR as an extraordinary item for the nine months ended September 30, 1996.

 General Items

  At September 30, 1996, PTR was in compliance with all debt covenants.

  Interest paid on all borrowings for the nine months ended September 30, 1996 was $33,592,000, including $12,824,000 of interest capitalized during construction. Interest paid on all borrowings for the nine months ended September 30, 1995 was $25,686,000, including $8,597,000 of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the nine months ended September 30, 1996 and 1995 was $1,428,000 and $930,000, respectively.

(6) SHAREHOLDERS' EQUITY

  During the nine months ended September 30, 1996, 497,000 of PTR's Cumulative Convertible Series A Preferred Shares of Beneficial Interest ("Series A Preferred Shares") were converted, at the option of shareholders, into 604,448 of PTR's common shares (a conversion ratio of 1.2162 common shares for each Series A Preferred Share).

  As a result of the Spin-off, PTR adjusted the conversion price, effective as of the opening of business on October 30, 1996, of its Series A Preferred Shares from $20.556 to $18.561 (a conversion ratio of 1.3469 common shares for each Series A Preferred Share) to reflect the impact of the distribution of the Homestead securities on November 12, 1996.

(7) EARNINGS PER SHARE

  Primary earnings per share is computed based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 1996 and 1995, respectively. Fully diluted earnings per common share is calculated from weighted average common shares outstanding for the three and nine months ended September 30, 1996, plus the common shares that would be outstanding assuming conversion of Series A Preferred Shares and outstanding options for the three and nine months ended September 30, 1996. Net earnings attributable to common shares for purposes of the fully diluted per share calculation has been adjusted for the dividends on the Series A Preferred Shares. Inclusion of PTR's Series A Preferred Shares as a common stock equivalent in the earnings per share computation is antidilutive for both the three and nine months ended September 30, 1995.

                        SECURITY CAPITAL PACIFIC TRUST

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)

(8) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  In May 1996, PTR renewed and amended its REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is a wholly-owned subsidiary of Security Capital Group Incorporated ("SCG"), which owned 37.6% of PTR's outstanding common shares at September 30, 1996 and 36.3% of PTR's outstanding common shares giving effect to the conversion of Series A Preferred Shares through October 29, 1996.

  SCG Realty Services Incorporated ("SCG Realty Services") has managed and currently manages a substantial majority of PTR's operating multifamily properties (88.0% and 79.0% as of September 30, 1996 and 1995, respectively). For the nine months ended September 30, 1996 and 1995, PTR paid SCG Realty Services aggregate fees of $7,188,000 and $5,722,000, respectively. Homestead Realty Services Incorporated ("Homestead Realty Services"), formed in June 1995, managed all of PTR's operating Homestead Village properties. For the nine months ended September 30, 1996 and 1995, PTR paid Homestead Realty Services aggregate fees of $1,600,000 and $359,000, respectively. SCG owns SCG Realty Services and owned Homestead Realty Services, which merged with Homestead in the Spin-off. Rates for services performed by SCG Realty Services and Homestead Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party) and management believes are at rates prevailing in the markets in which PTR operates.

(9) SUBSEQUENT EVENTS

 Long Term Debt

  On October 21, 1996, PTR issued $15 million of Notes which bear interest at 6.600% per annum and mature October 15, 1999 (the "6.600% Notes"), $20 million of Notes which bear interest at 6.950% per annum and mature October 15, 2002 (the "6.950% Notes"), $20 million of Notes which bear interest at 7.150% per annum and mature October 15, 2003 (the "7.150% Notes due 2003"), $20 million of Notes which bear interest at 7.250% per annum and mature October 15, 2004 (the "7.250% Notes"), $20 million of Notes which bear interest at 7.300% per annum and mature October 15, 2005 (the "7.300% Notes"), $20 million of Notes which bear interest at 7.375% per annum and mature October 15, 2006 (the "7.375% Notes"), and $15 million of Notes which bear interest at 6.500% per annum and mature October 15, 2026 (the "6.500% Notes", and together with the 6.600% Notes, 6.950% Notes, 7.150% Notes due 2003, 7.250% Notes, 7.300% Notes,
and 7.375% Notes, the "October 1996 Notes"). Collectively, the October 1996 Notes are unsecured and had an original average life to maturity of 6.85 years and an average effective interest cost, including discounts and issuance costs of 7.50% per annum, payable semi-annually. Principal on the October 1996 Notes is due at each of their respective maturity dates. Including the October 1996 Notes, PTR has $580 million of unsecured long-term debt with a current weighted average life to maturity of 12.03 years and an average effective interest cost, including discounts and issuance costs, of 7.62% per annum.

  The October 1996 Notes, other than the 6.500% Notes, are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 6.500% Notes may be repaid on October 15, 1999 at the option of the holder at their full principal amount together with accrued interest. The 6.500% Notes may be redeemed at any time after October 15, 1999 at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption.

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have reviewed the accompanying condensed balance sheet of SECURITY CAPITAL PACIFIC TRUST as of September 30, 1996, and the related condensed statements of earnings for the three- and nine-month periods ended September 30, 1996 and 1995, and the related condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These condensed financial statements are the responsibility of the Trust's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1995, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1996, except as to Note 12, which is as of February 23, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
October 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with Security Capital Pacific Trust's ("PTR") condensed financial statements and notes thereto included elsewhere herein.

  The statements contained in this discussion that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among the important factors that could cause PTR's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for PTR's properties and (ii) changes in financial markets and interest rates that could adversely affect PTR's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  PTR's operating results depend primarily upon income from multifamily properties, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property level operations, and (iv) the pace and price at which PTR can develop and acquire additional multifamily properties. Capital and credit market conditions which affect PTR's cost of capital also influence operating results.

  PTR's target market and submarkets have benefitted substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Consequently, rents for multifamily units have increased more than the inflation rate for the last two years and are expected to continue experiencing such increases during 1996. Expense levels also influence operating results, and operating expenses (other than real estate taxes) as a percentage of revenues for multifamily properties have decreased slightly during 1995 and are expected to increase somewhat less than the rate of inflation during 1996.

SPIN-OFF OF HOMESTEAD VILLAGE PROPERTIES

  On October 17, 1996, PTR completed the spin-off ("Spin-off") of its Homestead Village extended-stay lodging assets to a newly formed company, Homestead Village Incorporated ("Homestead"). As part of the Spin-off, PTR contributed 54 Homestead Village properties to Homestead in exchange for 9,485,727 shares of Homestead common stock. Simultaneously with the Spin-off, PTR received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share in exchange for entering into a funding commitment agreement for which PTR agreed to provide up to $129.0 million in secured financing for developments to Homestead and receive $144.0 million in convertible mortgage notes. In addition, PTR received approximately $77.0 million of convertible mortgage notes on certain Homestead Village properties. Each convertible mortgage note issued by Homestead will be convertible into shares of Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal outstanding on the convertible mortgage note. Upon full funding of PTR's convertible mortgage notes, its conversion rights would represent 34.7% ownership interest in Homestead assuming conversion of outstanding convertible mortgage notes and exercise of outstanding warrants by PTR and all other holders. The Homestead common stock and warrants to acquire additional common stock were distributed to PTR shareholders payable on November 12, 1996, to shareholders of record on October 29, 1996. The distribution ratio was .125694 Homestead common stock and .084326 warrants per PTR common share.

  For the nine months ended September 30, 1996, PTR's Homestead Village operations accounted for approximately 10.6% of PTR's total earnings from operations attributable to common shares. The reduction in operating results attributable to Homestead Village will be partially offset by interest earned on the convertible mortgage notes on an as funded basis.

RESULTS OF OPERATIONS

 Nine Months Ended September 30, 1996 Compared to September 30, 1995

  During the nine months ended September 30, 1996, PTR acquired 13 multifamily properties aggregating 4,992 units for a total purchase price, including planned capital expenditures, of approximately $309.7 million.

In addition, PTR completed development of 18 properties aggregating 3,964 units with a completion cost of approximately $193.6 million. Of the completed developments, eight properties aggregating 1,116 units with a completion cost of approximately $39.9 million were Homestead Village properties. At October 29, 1996, after giving effect to the Spin-off, PTR had 4,827 garden-style multifamily units under construction with a budgeted completion cost of $291.1 million and had an estimated 7,732 garden-style multifamily units in planning with an aggregate budgeted completion cost of approximately $450.5 million. During the nine months ended September 30, 1995, PTR acquired 22 multifamily properties aggregating 6,833 units for a total purchase price, including planned renovations, of approximately $305.9 million, including properties acquired in the merger with Security Capital Pacific Incorporated (the "Merger"), and completed development of 11 multifamily properties aggregating 1,842 units with a completion cost of $74.4 million. At September 30, 1995, PTR had 6,045 multifamily units under construction with a budgeted completion cost of approximately $295.9 million and had in planning an estimated 6,889 multifamily units with an aggregate budgeted completion cost of $368.8 million.

  The percentage of PTR's total rental income generated by multifamily properties was 99.0% and 98.5% for the nine months ended September 30, 1996 and 1995, respectively.

 Property Operations

  Property operations contributed to increased net earnings primarily due to property rental revenue increases of $50.7 million (26.8%), partially offset by higher rental expense, property management fees and real estate taxes, which increased by $20.5 million (26.9%) for the period. Depreciation expense increased $6.1 million (23.2%) for the nine months ended September 30, 1996 as compared to the same period in 1995. These increases are due to operating multifamily properties placed in service, through development and acquisition of additional properties and to rental rate increases. At September 30, 1996, 76.3% of PTR's operating multifamily properties, based on expected cost, were classified by PTR as stabilized properties. At September 30, 1996, PTR's operating multifamily properties were 95.5% leased and PTR's stabilized multifamily properties were 95.6% leased.

 Interest Expense

  Interest expense increased $8.0 million (55.6%) for the nine months ended September 30, 1996, as compared to the same period in 1995, resulting from the issuance of $150 million of unsecured long term notes in February 1996 and the issuance of $100 million of unsecured long term notes in August 1996, as more fully discussed under "--Liquidity and Capital Resources."

  Mortgage interest expense increased $933,000 (11.8%) for the nine months ended September 30, 1996, as compared to the same period in 1995, resulting from mortgages aggregating $66.5 million assumed in the Merger in 1995 and mortgages aggregating $88.7 million assumed as a result of acquisitions of properties during the third quarter of 1996.

  Line of credit interest expense increased $3.2 million (75.6%) for the nine months ended September 30, 1996, as compared to the same period in 1995, resulting from higher outstanding balances and an increase in amortization of additional loan costs (administrative fees, renewal fees, and legal fees) relating to PTR's revolving credit facility which were offset in part by lower interest rates. Average borrowings on the line of credit were approximately $114.0 million (with an average interest rate of 7.00%) during the nine months ended September 30, 1996, as compared to average borrowings of approximately $51.0 million (with an average interest rate of 7.96%) for the same period in 1995. The commitment fee on the unfunded line of credit balance was $294,000 and $368,000 for the nine months ended September 30, 1996 and 1995, respectively.

  The increases in interest expense were also offset in part by an increase of $4.2 million (49.2%) in capitalized interest. The increase in capitalized interest is attributable to higher levels of multifamily development activity for the nine months ended September 30, 1996, as compared to the same period in 1995.

 REIT Management Fee

  The REIT management fee paid by PTR fluctuates with the level of PTR's pre-REIT management fee cash flow, as defined in the REIT management agreement, and therefore increased by $2.5 million (16.8%) during the nine months ended September 30, 1996, as compared to the same period in 1995 because cash flow increased substantially. With the issuance in February 1994 of $200 million and February 1996 of $150 million of amortizing, unsecured long term debt and the issuance in August 1996 of $100 million and October 1996 of $130 million of unsecured long term debt as more fully described under "Liquidity and Capital Resources," the REIT management fee effectively declines in proportion to PTR's cash flow as defined in the REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), because actual or assumed regularly scheduled principal and interest payments, associated with the long term debt will be deducted from the cash flow amount on which the REIT management fee is based. In addition, the REIT management agreement was modified in 1995 to provide that distributions paid in respect of non-convertible preferred shares, such as the Series B Cumulative Redeemable Preferred Shares of Beneficial Interest issued in May 1995, are deducted from the cash flow amount on which the REIT management fee is based. Further, from and after the Spin-off, interest income from the convertible mortgage notes issued by Homestead will be deducted from the cash flow amount on which the REIT management fee is based.

 Gain on Sale and Valuation of Long-Lived Investments

  PTR's strategy is to focus on the ownership of multifamily properties. PTR develops and acquires multifamily properties with a view to effective long-term operation and ownership. Based upon PTR's market research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view do not meet PTR's long-term investment objective and redeploy the proceeds therefrom, preferably through tax deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As a result of this asset optimization strategy, PTR disposed of 12 multifamily properties and one industrial building during the nine months ended September 30, 1996, representing aggregate net proceeds of $182.5 million. Under the terms of the dispositions, net cash proceeds representing the value of the properties disposed were placed into a trust. At the direction of PTR, 15 multifamily properties primarily located in California and land for new development communities have been or will be acquired utilizing the net proceeds received from the dispositions. For federal income tax purposes, the dispositions were structured as tax deferred exchanges. For financial reporting purposes, the transactions qualified for profit recognition and an aggregate gain of $33.3 million was recorded for the nine months ended September 30, 1996.

  Long-lived investments held and used or held for disposition by PTR are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss during the nine months ended September 30, 1995 of $220,000 relating to the impairment of a non-multifamily investment which was sold in October 1995. As of September 30, 1996, PTR's real estate investments are carried at cost less accumulated depreciation, which is not in excess of fair market value.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  During the second quarter of 1996, PTR prepaid $25.8 million in mortgage notes payable. Such early extinguishment of debt resulted in prepayment penalties and a write-off of unamortized loan costs in the aggregate of $870,000 which was recorded as an extraordinary item for the nine months ended September 30, 1996.

 Three-Month Period Ended September 30, 1996 and 1995

  Property revenues, operating expenses, income from property operations before depreciation, income from property operations and net earnings for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine month periods ended September 30, 1996 and 1995.

 Preferred Share Dividends

  In November 1993, PTR issued $230 million of Series A Preferred Shares that are entitled to receive an annual dividend of $1.75 per share (7.0% annual dividend rate), which amounted to $11.9 million and $12.1 million for the nine months ended September 30, 1996 and 1995, respectively. In May 1995, PTR issued $105 million of Series B Preferred Shares that are entitled to receive an annual dividend of $2.25 per share (9.0% annual dividend rate), which amounted to $7.1 million and $3.4 million for the nine months ended September 30, 1996 and 1995, respectively.

ENVIRONMENTAL MATTERS

  PTR does not expect any environmental condition on its properties to have a material adverse effect upon its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  PTR considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service and shareholder distribution requirements.

 Operating Activities

  Net cash flow provided by operating activities increased by $13.8 million (16.7%) for the nine months ended September 30, 1996 compared to the same period in 1995. The increase is due primarily to increased net earnings in 1996 as compared to 1995.

 Investing Activities

  During the nine months ended September 30, 1996, PTR invested $462.4 million in cash in the development, acquisition and renovation of multifamily properties and assumed $88.7 million in mortgages. For the same period, PTR received $182.5 million in proceeds in connection with property dispositions. During the first nine months of 1995, PTR invested $198.1 million in cash in the development, acquisition and renovation of multifamily properties and assumed $59.2 million in mortgages. Except for the properties acquired in the Merger, which were financed with the issuance of common shares, these developments, acquisitions, and renovations were financed with cash on hand, borrowings and the assumption of mortgages.

  At October 29, 1996 PTR had contingent contracts or letters of intent, including developments under control, subject to PTR's final due diligence and approval of all entitlements, to acquire land for new development communities of an estimated 6,099 garden-style multifamily units with an aggregate estimated development cost of $449.4 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 1,208 additional garden-style multifamily units with an aggregate investment cost of $96.3 million, including planned capital expenditures. At October 29, 1996, PTR had unfunded development commitments for garden-style developments under construction of $142.6 million.

 Financing Activities

  PTR's net financing activities for the nine months ended September 30, 1996 provided $175.6 million as compared to $115.4 million for the same period in 1995. The increase in cash flow provided by financing activities is due to an increase in line of credit proceeds ($353.2 million for the nine months ended September 30, 1996 as compared to $171.0 million for the same period in 1995) offset by an increase in distributions to shareholders ($86.3 million for the nine months ended September 30, 1996 as compared to $71.5 million for the same period in 1995) and a decrease in debt and equity offering proceeds received ($250.0 million for the nine months ended September 30, 1996 as compared to $317.6 million for the same period in 1995), more repayments of the revolving credit balances ($310.9 million for the nine months ended September 30, 1996 as compared to $299.9 million for the same period in 1995) and the prepayment of mortgages during the second quarter of 1996.

  PTR has an unsecured revolving line of credit facility with Texas Commerce Bank, National Association ("TCB"), as agent bank for a group of lenders of $350 million, which matures August 1998 and may annually be extended for an additional year with the approval of TCB and the other participating lenders. All debt incurrences are subject to covenants, as more fully described in the loan agreement. The TCB line bears interest at an interest rate of the greater of prime (8.25% at September 30, 1996) or the federal funds rate plus .50% or at PTR's option, LIBOR (5.4375% at September 30, 1996) plus 1.125% (6.5625% at September 30, 1996) which can vary from LIBOR plus 0.75% to LIBOR plus 1.50% based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. At November 11, 1996, there were $78.0 million of borrowings outstanding under the line of credit.

  On September 9, 1996, PTR entered into an uncommitted short-term borrowing facility agreement of $15 million with TCB, that matures September 9, 1997 and bears interest at an overnight rate, which has ranged from 5.85% to 6.30%. At November 11, 1996 there were $4.0 million of borrowings outstanding under this facility.

  On October 21, 1996, PTR issued $15 million of Notes which bear interest at 6.600% per annum and mature October 15, 1999 (the "6.600% Notes"), $20 million of Notes which bear interest at 6.950% per annum and mature October 15, 2002 (the "6.950% Notes"), $20 million of Notes which bear interest at 7.150% per annum and mature October 15, 2003 (the "7.150% Notes due 2003"), $20 million of Notes which bear interest at 7.250% per annum and mature October 15, 2004 (the "7.250% Notes"), $20 million of Notes which bear interest at 7.300% per annum and mature October 15, 2005 (the "7.300% Notes"), $20 million of Notes which bear interest at 7.375% per annum and mature October 15, 2006 (the "7.375% Notes"), and $15 million of Notes which bear interest at 6.500% per annum and mature October 15, 2026 (the "6.500% Notes", and together with 6.600% Notes, 6.950% Notes, 7.150% Notes due 2003, 7.250% Notes, 7.300% Notes,
and 7.375% Notes, the "October 1996 Notes"). Collectively, the October 1996 Notes are unsecured and had an original average life to maturity of 6.85 years and an average effective interest cost, including discounts and issuance costs, of 7.50% per annum, payable semi-annually. Principal on the October 1996 Notes is due at their respective maturity dates.

  On August 6, 1996, PTR issued $20 million of Notes which bear interest at 7.550% per annum and mature August 1, 2008 (the "7.550% Notes"), $20 million of Notes which bear interest at 7.625% per annum and mature August 1, 2009 (the "7.625% Notes"), $20 million of Notes which bear interest at 7.650% per annum and mature August 1, 2010 (the "7.650% Notes), $20 million of Notes which bear interest at 8.100% per annum and mature August 1, 2015 (the "8.100% Notes") and $20 million of Notes which bear interest at 8.150% per annum and mature August 1, 2016 (the "8.150% Notes" and, together with the 7.550% Notes, the 7.625% Notes, the 7.650% Notes and the 8.100% Notes, the "August 1996 Notes"). Collectively, the August 1996 Notes are unsecured and had an original average life to maturity of 15.60 years and an average effective interest cost, including offering discounts and issuance costs, of 7.95% per annum payable semiannually. Principal on the August 1996 Notes is due at their respective maturity dates.

  On February 23, 1996, PTR issued $50 million of 7.15% Notes due 2010 (the "7.15% Notes due 2010") and $100 million of 7.90% Notes due 2016 (the "7.90%
Notes" and together with the 7.15% Notes due 2010, the "February 1996 Notes" and together with the August 1996 Notes and the October 1996 Notes (the "Notes"). The 7.15% Notes due 2010 require annual principal payments of $6.25 million, commencing February 15, 2003, which will fully amortize the principal balance as of February 15, 2010. The 7.90% Notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million if 2013, $17.5 million if 2014, $20 million in 2015 and $25 million in 2016, which will fully amortize the principal balance as of February 15, 2016. Collectively, the February 1996 Notes are unsecured and had an original average life to maturity of 15.5 years and average effective interest cost, including offering discounts and issuance costs, of 7.84% per annum.

  The Notes, other than the 6.500% Notes, are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 6.500% Notes may be repaid on October 15, 1999 at the option of the holder at their full principal amount together with accrued interest. The 6.500% Notes may be redeemed at any time after October 15, 1999 at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The Notes are governed by the terms and provisions of a supplemental indenture agreement dated February 2, 1994 ("the Indenture") between PTR and State Street Bank and Trust Company. Under the terms of the Indenture, PTR can incur additional debt only if, after giving effect to the debt incurred and application of proceeds therefrom, (i) the ratio of debt to total assets, as defined in the Indenture, does not exceed 60%; (ii) the ratio of secured debt to total assets, as defined in the Indenture, does not exceed 40%; and (iii) PTR's pro forma interest coverage ratio, as defined in the Indenture, is not less than 1.5:1. The Notes have a current weighted average life to maturity of 12.03 years and an average effective interest cost, including discounts and issuance costs, of 7.62% per annum.

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

  PTR expects to finance developments, acquisitions and renovations with cash on hand and borrowings under its line of credit prior to arranging long term capital. This will allow PTR to respond efficiently to market opportunities while minimizing the amount of cash invested in short term investments at lower yields. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization, the sum of long term debt and shareholders' equity after adding back accumulated depreciation (32.06% at September 30, 1996 on a historical basis and 36.0% on a pro forma basis giving effect to the sale of the October 1996 Notes and the application of net proceeds therefrom), provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future. PTR has the ability to finance a significant level of investment activity with this additional debt issuance capacity, together with its asset optimization strategy and internally generated funds made available as the dividend payout ratio is reduced closer to the minimum level to qualify as a REIT. Hence, PTR has no current plans to raise additional capital through the common equity markets. No assurance can be given that changes in market conditions or other factors will not affect these plans.

 Multifamily Properties Fully Operating throughout Both Periods

  The 103 multifamily properties that were fully operating throughout the nine months ended September 30, 1996 and 1995, represent 52.7% of PTR's invested capital of $2.2 billion at September 30, 1996, including developments under construction at their fully funded amounts and giving effect to the Spin-off. Rental expenses for such properties were 40.97% and 41.65% of rental revenue for such properties during the nine months ended September 30, 1996 and 1995, respectively. Projected property level earnings before interest, income taxes, depreciation and amortization ("EBITDA") as a percentage of PTR's expected aggregate investment (including all planned capital expenditures and renovation costs) in these properties increased to 11.1% in 1996 from 10.6% in 1995. EBITDA is not to be construed as a substitute for "net earnings" in evaluating operating results, nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. This increase in return on investment, which is a function of rental rate growth, occupancy levels, expense rate growth and capital expenditure levels, is attributable primarily to growth in rental rates and the control of operating expense growth. This increase in return on investment was achieved at the same time that PTR increased its investment in these properties by approximately $18.4 million (1.6% of total expected investment in these properties) as a result of renovation and other capital expenditures. Net operating income increased 4.16% as a result of a 2.95% rental revenue increase and a 1.27% increase in rental expenses for such properties for the nine months ended September 30, 1996 as compared to the same period in 1995.

 Distributions

  PTR's current distribution policy is to pay quarterly distributions to holders of common shares based upon what it believes to be a prudent percentage of cash flow. Such distributions will annually aggregate at least 95% of PTR's taxable income. PTR paid quarterly distributions to holders of common shares of $0.31 on February 15, 1996, May 16, 1996 and August 15, 1996. On October 22, 1996, the Board of Trustees declared a cash distribution of $0.31 per common share payable on December 4, 1996 to shareholders of record on November 20, 1996, which will result in an annual dividend of $1.24 per common share.

  Pursuant to the terms of the preferred shares, PTR is restricted from declaring or paying any distribution with respect to its common shares unless all cumulative distributions with respect to the preferred shares have been paid and sufficient funds have been set aside for distributions that have been declared for the then current distribution period with respect to the preferred shares.

 Funds from Operations

  Funds from operations represents PTR's net earnings computed in accordance with generally accepted accounting principles excluding gains (or losses) plus depreciation and provision for possible loss on investments. PTR believes that funds from operations is helpful in understanding a property portfolio's ability to support interest payments and general operating expenses. Funds from operations attributable to common shares increased $15.8 million (22.7%) to $85.3 million for the nine months ended September 30, 1996 from $69.5 million for the same period in 1995. The increase resulted primarily from increased properties in operation. Funds from operations is not to be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity and may not be comparable to other similarly titled measures of other companies. Funds from operations for the three months and nine months ended September 30, 1996 and 1995 was as follows (dollars and shares in thousands):

                                              FOR THE THREE      FOR THE NINE
                                               MONTHS ENDED      MONTHS ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                             ----------------- -----------------
                                               1996     1995     1996     1995
                                             --------  ------- --------  -------
Net earnings attributable to common shares.  $ 43,793  $16,816 $ 85,613  $43,113
 Add (Deduct):
  Depreciation.............................    10,987    9,611   32,230   26,162
  Provision for possible loss on
   investments.............................       --       100      --       220
  Gain on sale of investment properties....   (25,257)     --   (33,340)     --
  Extraordinary item--loss on early
   extinguishment of debt..................       --       --       870      --
  Amortization of early extinguishment of
   debt cost...............................       (49)     --       (82)     --
                                             --------  ------- --------  -------
Funds from operations attributable to
 common shares.............................    29,474   26,527   85,291   69,495
Distributions paid to common shareholders..    22,560   20,761   67,345   56,035
                                             --------  ------- --------  -------
Excess of funds from operations after
 distributions.............................  $  6,914  $ 5,766 $ 17,946  $13,460
                                             ========  ======= ========  =======
Weighted average common shares outstanding.    72,628   72,211   72,355   65,315
                                             ========  ======= ========  =======

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  At a special meeting held September 12, 1996, the holders of PTR common shares approved the following items relating to the spin-off of PTR's Homestead Village extended-stay lodging assets to a newly formed company, Homestead Village Incorporated: (i) the Merger and Distribution Agreement and transactions contemplated thereby which was approved by 60,763,306 common shares (83.5% of PTR's common shares) with 345,328 common shares voting against (.48% of PTR's common shares) and 356,114 common shares abstaining (.49% of PTR's common shares); and (ii) the amendment to PTR's Declaration of Trust which was approved by 60,873,445 common shares (83.6% of PTR's common shares), with 357,663 common shares voting against (.49% of PTR's common shares) and 381,805 common shares abstaining (.52% of PTR's common shares).

ITEM 5. OTHER INFORMATION

  On October 21, 1996, PTR issued $15 million of 6.600% Notes due 1999, $20 million of 6.950% Notes due 2002, $20 million of 7.150% Notes due 2003, $20 million of 7.250% Notes due 2004 and $20 million of 7.300% Notes due 2005, $20 million of 7.375% Notes due 2006 and $15 million of 6.500% Notes due 2026, as more fully described under "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     12-- Statement regarding Computation of Ratio of Earnings to Fixed
          Charges.
     15-- Letter from KPMG Peat Marwick dated November 11, 1996 regarding unaudited financial information.
     27-- Financial Data Schedule
     99-- Security Capital Pacific Trust Supplemental Information--Third
          Quarter 1996

  (b) Reports on Form 8-K:

                                                                                FINANCIAL
             DATE                      ITEM REPORTED                            STATEMENTS
             ----                      -------------                            ----------
      August 1, 1996                   Item 5, Item 7                              Yes
      September 23, 1996               Item 5                                      No
      October 14, 1996                 Item 5, Item 7                              Yes
      October 21, 1996                 Item 5, Item 7                              No

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Pacific Trust

                                          /s/
                                          -------------------------------------
                                          Bryan Flanagan, Senior Vice
                                           President and Principal Financial
                                           Officer

                                          /s/
                                          -------------------------------------
                                          Thomas L. Poe, Vice President,
                                           Controller
                                           and Duly Authorized Officer

Date: November 13, 1996