Form 10-K
period 1996-12-31
SECURITY CAPITAL PACIFIC TRUST
filed 1997-03-14
CIK 80737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Based on the closing price of the registrant's common shares on March 10, 1997, the aggregate market value of the voting shares held by non-affiliates of the registrant was approximately $1,168,752,392.

  At March 10, 1997, there were outstanding approximately 76,042,168 of the registrant's common shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1997 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                               PAGE
 ---- -------------------------------------------------------------------   ----

                                     PART I

  1.  Business...........................................................     1
      Security Capital Pacific Trust.....................................     1
      PTR's Operating System and Business Strategy.......................     4
      The REIT Manager...................................................    10
      Trustees and Officers of PTR and Directors and Officers of the REIT
         Manager and Relevant Affiliates.................................    13
      Employees..........................................................    20
      Insurance..........................................................    21
      Competition........................................................    21
      Americans with Disabilities Act....................................    21
      Environmental Matters..............................................    21
  2.  Properties.........................................................    22
      Geographic Distribution............................................    22
      Real Estate Portfolio..............................................    23
  3.  Legal Proceedings..................................................    30
  4.  Submission of Matters to a Vote of Security Holders................    30

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder
       Matters...........................................................    31
  6.  Selected Financial Data............................................    34
  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations.............................................    35
      Overview...........................................................    35
      Results of Operations..............................................    40
      Environmental Matters..............................................    45
      Liquidity and Capital Resources....................................    45
      REIT Management Agreement..........................................    52
  8.  Financial Statements and Supplementary Data........................    53
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure Matters......................................    53

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................    53
 11.  Executive Compensation.............................................    53
 12.  Security Ownership of Certain Beneficial Owners and Management.....    53
 13.  Certain Relationships and Related Transactions.....................    53

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....    54

                                    PART I

ITEM 1. BUSINESS

SECURITY CAPITAL PACIFIC TRUST

  Security Capital Pacific Trust (New York Stock Exchange Symbol: "PTR") is an equity real estate investment trust ("REIT") which was formed in 1963. PTR's objective is to be the preeminent real estate operating company focusing on multifamily communities in its western United States target market. Through its REIT Management Agreement with Security Capital Pacific Incorporated (the "REIT Manager" or "REIT Management"), PTR has access to the extensive services provided by the REIT Manager and its specialized service affiliates, which provides PTR with access to the same resources as a fully integrated operating company. The REIT Manager and its specialized service affiliates have 129 professionals dedicated to implementing PTR's highly focused operating and investment strategy.

  PTR believes its investment discipline is unique because it is based on state-of-the-art research capabilities provided by Security Capital Investment Research Incorporated ("Security Capital Investment Research"), an affiliate of the REIT Manager. Security Capital Investment Research employs six full-time professionals focused on producing the best available research on the 289 submarkets in PTR's target market. Using its resources to identify superior growth opportunities, PTR focuses on the strategic development, acquisition and operation of multifamily communities. At January 31, 1997, PTR owned and operated or was developing 51,287 multifamily units with a total expected investment of $2.5 billion. In addition, as of the same date, PTR had land in planning and under control (as defined below) for the development of 3,507 units with a total budgeted development cost of $264.5 million. PTR's recent investment activity has been focused primarily on key metropolitan areas in California, the Pacific Northwest and Salt Lake City, which PTR feels will produce strong cash flow growth over the long term. As of January 31, 1997, PTR's properties were located in 23 metropolitan areas in 12 states. See "Item
2. Properties."

  The term "multifamily" as used herein refers to garden-style communities and excludes Homestead Village(R) extended-stay lodging assets, which were contributed to a new publicly traded company, Homestead Village Incorporated ("Homestead"), on October 17, 1996, in exchange for Homestead common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Homestead Transaction."

  PTR seeks to achieve long-term sustainable growth in cash flow by maximizing the operating performance of its core portfolio through value-added operating systems and concentrating its highly experienced team of professionals on developing and acquiring industry-leading product in targeted submarkets identified by proprietary research as exhibiting strong job growth and favorable demographic trends. PTR believes that population and employment growth are the primary demand generators for multifamily product. Based on forecasts published by Woods & Poole Economics, Inc., the projected population growth in PTR's primary target market cities is 28.8% for the years 1997 through 2016, whereas the projected population growth of the United States as a whole for the same period is 16.8%. For the same period, job growth is projected to be 28.4% in PTR's primary target market cities, compared to 20.8% for the United States as a whole.

  PTR's investment strategy is focused on three principal components: (1) the development of state-of-the-art new communities targeted primarily at one of the largest segments of the renter market, moderate income households; (2) the acquisition of multifamily communities exhibiting high cash flow growth potential or attractive redevelopment opportunities; and (3) the execution of its asset optimization strategy, which involves the disposition of properties which no longer meet PTR's investment objectives and the redeployment of the proceeds, typically on a tax-deferred basis, into assets that in PTR's view offer better long-term cash flow growth prospects.

  The table below illustrates the growth in PTR's multifamily portfolio, based on total expected investment, resulting from the execution of this investment strategy since 1991 (the REIT Manager was retained in March 1991):

                                           TOTAL EXPECTED INVESTMENT(1)
                         ----------------------------------------------------------------
                                                       DECEMBER 31,
                         JANUARY 31, ------------------------------------------------
                            1997        1995       1994      1993     1992     1991
                         ----------- ---------- ---------- -------- -------- --------
                                                  (IN THOUSANDS)
Operating Communities:
 Acquired(2)............ $1,557,164  $1,270,419 $  937,683 $666,497 $205,600 $ 31,487
 Developed(2)...........    394,289     244,848    171,505   66,893   54,852   24,416
                         ----------  ---------- ---------- -------- -------- --------
   Total operating
    communities.........  1,951,453   1,515,267  1,109,188  733,390  260,452   55,903
Communities under
 construction...........    348,259     297,549    170,017  140,563   73,898   16,207
Communities in planning
 and owned(3)...........    209,156     118,347    194,001   73,578      --       --
                         ----------  ---------- ---------- -------- -------- --------
   Total owned
    communities......... $2,508,868  $1,931,163 $1,473,206 $947,531 $334,350 $ 72,110
                         ==========  ========== ========== ======== ======== ========
Communities in planning
 and under control(3)... $  264,531  $  100,714 $  152,313 $136,687 $    --  $    --
                         ==========  ========== ========== ======== ======== ========

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction and in planning, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 2% of assets, based on cost.
(2) Net of any dispositions.
(3) The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that PTR has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, subject to approval of contingencies during the due diligence process, but does not currently own the land.

  Highlights of PTR's strategic accomplishments since the beginning of 1996 include:

  . PTR's strong growth in 1996 was driven primarily by the successful implementation of its investment strategy, with development activity generating 47% of the growth in pro forma funds from operations and acquisition activity generating 42%. The remaining 11% of growth in pro forma funds from operations was produced by an increase in net operating income for PTR's same-store multifamily portfolio, which achieved net operating income growth of 3.31% compared with 1995. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources--Funds from Operations."

  . On October 17, 1996, PTR contributed its Homestead Village(R) properties to a newly formed company, Homestead, in exchange for Homestead common stock and entered into a funding commitment agreement to fund the development of certain of such properties in exchange for warrants to purchase Homestead common stock. The Homestead common stock and warrants were subsequently distributed to PTR's common shareholders. On a fully funded and converted basis, PTR will own 34.7% of Homestead's common stock (assuming no further equity offerings by Homestead, conversion of all Homestead convertible mortgage notes by PTR and Security Capital Atlantic Incorporated ("ATLANTIC") and exercise of all outstanding warrants) as a result of its obligation to fund up to $198.8 million to Homestead in exchange for up to $221.3 million of Homestead convertible mortgage notes (the "Homestead Notes"). The Homestead Notes are expected to contribute significantly to PTR's future growth. The Homestead common stock and warrants trade on the American Stock Exchange (the "ASE") under the symbols "HSD" and "HSD.W," respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Homestead Transaction."

  . During 1996, the price of PTR's common shares of beneficial interest, par value $1.00 per share ("Common Shares"), increased from $19.750 to $22.875 (based on the closing prices on the New York Stock Exchange (the "NYSE") on December 31, 1995 and 1996, respectively). In addition, shareholders received total cash distributions of $1.24 per Common Share in 1996 and a special distribution of 0.125694 shares of Homestead common stock and warrants to purchase 0.084326 shares of Homestead common stock per PTR Common Share (the "Homestead Distribution"). The securities distributed in the Homestead Distribution had a market value of $3.032 per PTR Common Share, based on the closing prices of such securities on the ASE on November 11, 1996, the day prior to the distribution date. See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

  . The development of moderate income multifamily communities is an important component of PTR's long-term growth strategy. In 1996, PTR commenced construction on 3,875 multifamily units, representing a total expected investment of approximately $262.5 million. Of that total, 2,763 units, or 71.3%, were moderate income. At January 31, 1997, PTR had 5,479 units under construction, representing a total expected investment of $348.3 million. During 1996, 12 communities representing a total expected investment of $186.4 million achieved stabilization (defined below), adding 3,456 units to PTR's stabilized portfolio.

  . PTR continues to take advantage of attractive investment opportunities throughout its target market with a current focus on California, the Pacific Northwest and Salt Lake City. PTR has targeted certain submarkets in these areas because it believes that the market fundamentals together with the high barriers to entry for new supply will provide for significant growth in rental income and cash flow. During 1996, PTR completed the acquisition of 5,265 operating units in California, representing a total expected investment of $365.3 million. As of January 31, 1997, PTR had a total expected investment of $503.0 million in operating communities in California, of which 50.7% is in Northern California and 49.3% is in Southern California.

  . During 1996, PTR demonstrated its ability to dispose of existing assets and efficiently redeploy the proceeds into multifamily investments with more attractive long-term growth prospects. The success of this asset optimization strategy was evidenced by the disposition of 6,303 multifamily units and one industrial building, realizing an aggregate gain of $37.5 million on aggregate net proceeds of $291.1 million, which were redeployed, primarily through tax-deferred exchanges, into strategic acquisitions in targeted western submarkets.

  . PTR continues to focus on maintaining a strong balance sheet. This objective is accomplished in part by PTR's issuance of unsecured long-term debt that, in the aggregate, has a relatively level amortization schedule which PTR believes is unusual among multifamily REITs. As of December 31, 1996, PTR's $580 million in long-term unsecured debt had an effective average fixed interest rate of 7.62% and an original weighted-average life to maturity of 12.0 years. PTR's long-term debt as a percentage of total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) was 36.9% at December 31, 1996.

  In addition to the 1996 highlights summarized above, through its relationship with the REIT Manager, PTR has accomplished the following from the end of 1990 (the REIT Manager was retained in March 1991), through December 31, 1996.

  . As a result of PTR's strategic investment program, PTR's total multifamily assets increased from $23.1 million as of December 31, 1990 to $2.5 billion as of December 31, 1996, based on total expected investment.

  . PTR's total equity market capitalization increased from $35.5 million as of December 31, 1990 to $2.0 billion as of December 31, 1996. See "-- PTR's Operating System and Business Strategy--Capital Markets/Finance and Conservative Balance Sheet Strategy" for a summary of PTR's capital raising activities.

  . Net earnings attributable to Common Shares have increased from $2.1 million for 1990 to $106.5 million for 1996 and the per share amount of net earnings attributable to Common Shares has increased from $0.41 to $1.46, an average annual increase of 42.7%, for the same period.

  . In order to achieve a higher level of customer service and superior property operating performance, SCG Realty Services Incorporated ("SCG Realty Services"), the REIT Manager's property management affiliate, was retained to replace third-party fee management firms as the property manager for most of PTR's multifamily communities. As of January 31, 1997, SCG Realty Services managed 91.3% of PTR's operating communities based on total expected investment.

  . PTR consummated a merger with Security Capital Pacific Incorporated
    ("PACIFIC") on March 23, 1995. PACIFIC was a private real estate investment trust controlled by Security Capital Group Incorporated ("Security Capital Group"), PTR's principal shareholder. The merger expanded PTR's target market to include a six-state region of the western United States that the REIT Manager believes has attractive growth prospects. Concurrent with the merger, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its target market.

  PTR has elected to be taxed as a REIT for federal income tax purposes and was organized in 1963 as a real estate investment trust under the laws of Maryland. Its principal executive offices are located at 7777 Market Center Avenue, El Paso, Texas 79912, and its telephone number is (915) 877-3900. Security Capital Group, the sole owner of the REIT Manager, owned 36.0% of PTR's Common Shares as of March 10, 1997.

  PTR recently announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares. As a result of the proposed transaction, PTR would become an internally managed REIT and Security Capital Group would remain PTR's largest shareholder. PTR's Board of Trustees (the "Board") has formed a special committee comprised of independent Trustees to review the proposed transaction. The proposed transaction is subject to approval by the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to PTR's common shareholders prior to a shareholder vote on the proposed transaction.

PTR'S OPERATING SYSTEM AND BUSINESS STRATEGY

  The REIT Manager and its specialized service affiliates have 129 professionals dedicated to implementing PTR's highly focused, fully integrated business strategy using PTR's "Operating System." PTR's Operating System consists of seven functional areas: fundamental real estate research, opportunistic acquisitions, multifamily developments, comprehensive due diligence and investment analysis, asset optimization, customer-focused property management and an efficient capital markets/finance function. By focusing on a single discipline, professionals within each of these areas develop substantial expertise commensurate with their respective skills and responsibilities. All of these functional areas are integrated by senior management but the REIT Manager believes that the focus on separate disciplines by key personnel improves PTR's overall results. PTR utilizes the extensive capabilities of its Operating System to execute its business strategy in order to achieve PTR's primary objective of generating long-term, sustainable growth in per share cash flow.

 Commitment to Fundamental Real Estate Research

  PTR is dedicated to a continuing investment in leading edge research and development for markets, products and new business opportunities. PTR utilizes Security Capital Investment Research, an affiliate of the REIT Manager, to conduct comprehensive evaluations of its target market on a submarket-by-submarket basis to identify those submarkets that offer strong prospects for long-term cash flow growth. These evaluations, combined with PTR's extensive market experience throughout its target market, enable PTR to identify submarkets that will offer attractive growth opportunities.

  For each submarket, PTR's research evaluates 24 key variables that PTR has identified as having the greatest impact on multifamily operating performance. This research provides PTR with the information needed to target specific resident profiles and identify the unit mix, density and amenities for each community which will provide the greatest opportunity for consistent rental increases and high occupancies. The REIT Manager and its affiliates also evaluate and continually refine PTR's multifamily product to incorporate technologies and designs that will enhance long-term resident satisfaction.

  In addition to dedicated market research and continuous refinement of the traditional multifamily product, considerable resources are devoted to researching new products and businesses. The Homestead Village(R) extended-stay lodging product is an example of PTR's research and development efforts which resulted in the creation of an exciting new growth company, Homestead, and resulted in the Homestead Distribution which occurred in November 1996.

  Another innovative product concept developed by the REIT Manager is PTR's master-planned apartment neighborhood, or "village," concept. These "village" communities offer residents an extraordinary level of amenities, including greenbelt areas, soccer and baseball fields, sports courts and large clubhouses with features such as theaters, business centers and community resource centers. PTR believes the "village" concept will generate consistent, long-term growth by providing a large segment of the renter population with amenities far beyond those which are available in traditional multifamily developments. PTR currently has two "village" communities in operation and two additional communities in planning.

 Opportunistic Acquisitions

  PTR opportunistically acquires multifamily communities where demographic and market trends indicate a high likelihood of achieving attractive, sustainable operating results. This strategy has resulted in multifamily community acquisitions which have produced attractive returns. Since inception and through January 31, 1997, PTR had acquired 42,038 operating units representing a total expected investment of $1.8 billion. During 1996, PTR specifically focused its acquisition efforts on California, because its research identified the opportunity for very strong growth in operating performance there. PTR acquired a total of 5,265 operating multifamily units, representing a total expected investment of $365.3 million, in targeted California submarkets during 1996. Additionally, at January 31, 1997, PTR had letters of intent or contingent contracts, subject to PTR's final due diligence, for the acquisition of 964 units in California, representing a total expected investment of $77.2 million. This significant acquisition activity in California is expected to be an important source of PTR's future growth.

  PTR categorizes operating multifamily communities (which include all communities not in development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed and in effect for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized," a community is considered "pre-stabilized." Due to its active investment program, 24% of PTR's multifamily operating portfolio, based on total expected investment, was classified by PTR as pre-stabilized as of January 31, 1997.

  At January 31, 1997, PTR's operating multifamily communities (excluding communities in lease-up) were 94.0% leased. For operating communities which PTR has acquired, stabilized operations generally have been achieved six to 12 months after acquisition. For communities which it is developing, PTR expects stabilized operations generally to be achieved 18 to 24 months after construction commences.

 Multifamily Developments

  PTR selectively develops multifamily communities where land costs, demographics and market trends indicate a high likelihood of achieving sustainable operating results and consistent cash flow growth. This disciplined approach to development has produced multifamily property developments with desired characteristics including state-of-the-art product, protected locations and attractive returns. Through January 31, 1997, completed development communities, communities under construction and communities in planning and owned represented 37.9% of PTR's multifamily portfolio, based on total expected investment. As of January 31, 1997, PTR's multifamily development portfolio consisted of the following:

                                                        NUMBER OF TOTAL EXPECTED
                                                          UNITS   INVESTMENT (1)
                                                        --------- --------------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
      Communities completed (since inception)..........   7,868      $394,289
      Communities under construction...................   5,479       348,259
      Communities in planning and owned................   3,351       209,156
                                                         ------      --------
          Total owned development communities..........  16,698      $951,704
                                                         ======      ========
      Communities in planning and under control........   3,507      $264,531
                                                         ======      ========

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. Does not include land held for future development, which is less than 2% of assets, based on cost.

  PTR focuses its development efforts primarily on moderate income communities, which target households with incomes that range from 65-90% of the median household income in the submarket. These households represent one of the largest segments of the multifamily renter market. Residents in this category are value-driven and focus on unit livability and practical amenities such as washer/dryer hookups, storage space and lower density communities with attractive landscaping. PTR's moderate income product comprised 71.3% of PTR's development starts during 1996, based on number of units. Few other REITs currently focus on the moderate income segment within PTR's primary target market. Moreover, PTR believes that less than 15% of the 1995 and 1996 multifamily development starts in PTR's primary target market cities were moderate income product. Consequently, PTR believes that the moderate income segment is a significantly underserved market with limited competition. PTR believes that focusing on this segment will allow PTR to achieve more consistent rental increases and higher occupancies over the long-term and, thereby, realize above average, sustainable cash flow growth and appreciation in value.

  Moderate income residents are typically longer-term residents because they often lack the financial resources required to purchase single-family homes. As a result, resident turnover is often significantly lower in moderate income communities than in upper middle income communities (which target households with incomes that range from 115-140% of the median household income in the submarket) or middle income communities (which target households with incomes that range from 90-115% of the median household income in the submarket). PTR estimates that the total cost of refurbishing and re-leasing a unit ranges from $700 to $1,500; therefore, reducing resident turnover can have a material impact on a community's cash flow. Due to market fundamentals and the operating characteristics of moderate income communities, PTR believes that this product category offers greater sustainable cash flow growth.

  PTR's research-driven development strategy is to focus on developing state-of-the-art communities in attractive submarkets to meet renter preferences and demographic trends. Development opportunities also permit PTR to incorporate into its multifamily communities proprietary technologies and designs aimed at enhancing long-term rental growth while reducing ongoing maintenance costs. PTR has had the opportunity to evaluate and refine its multifamily product through its long history of development (PTR has developed multifamily communities since 1970). PTR, unlike a typical merchant builder, intends to be a long-term owner of the communities that it develops. Hence, PTR emphasizes durability by using materials and designs with an added view toward minimizing ongoing operating and maintenance costs.

  PTR carefully manages development risks by obtaining zoning and discretionary municipal approvals prior to purchasing land. PTR does not assume construction risk, but instead uses qualified third-party general contractors to build its communities, using guaranteed maximum price contracts. PTR cannot eliminate all development risk, but believes that the opportunities to better control product and realize higher returns from development communities compensate for the limited risk.

  PTR traditionally has commenced development immediately after acquiring a tract of land. However, in certain cases where land prices are favorable and zoned land is very limited, PTR has acquired and will acquire, on an unleveraged basis, prudent amounts of land zoned for multifamily use. In addition, to allow for entitlements to be finalized prior to purchasing the land, PTR often utilizes options and rights of first refusal in order to control land for future developments with minimal cash investments. The land that PTR owns or controls provides a foundation for future growth by providing a pipeline of future developments at attractive prices.

  To enhance its flexibility in developing and acquiring communities, PTR may also from time to time enter into presale agreements with third-party owner/developers to acquire development communities which meet PTR's investment criteria. PTR has and will fund such developments through development loans to these owner/developers. In addition, to provide greater flexibility for the use of land acquired for development and to facilitate disposition of excess parcels, PTR has and will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR may also fund developments of multifamily communities by PTR Development Services where the particular community or submarket does not meet PTR's objectives for long-term ownership but presents an attractive investment opportunity. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. All of the common stock of PTR Development Services is owned by an unaffiliated trust. The common stock is entitled to receive the remaining 5% of net operating cash flow. As of December 31, 1996, the outstanding balance of development and mortgage loans made by PTR to third-party owner/developers and PTR Development Services aggregated $127.3 million and $18.8 million, respectively. The activities of PTR Development Services and third-party owner/developers are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

 Comprehensive Due Diligence and Investment Analysis

  PTR believes that comprehensive due diligence is essential prior to investing in acquisitions or developments. The REIT Manager employs six full-time professionals who perform due diligence for PTR. This due diligence team is an important resource which allows PTR to effectively and efficiently close a large volume of investment transactions, while thoroughly evaluating all potential aspects of risk in each transaction. This capability provides PTR with a competitive advantage in acquiring both operating communities and land.

  Prior to purchasing an asset, the due diligence team works in tandem with the REIT Manager's development and operations professionals to thoroughly investigate the following factors: market conditions; competitive communities and developments; comparable sales and rents; existing and projected income and expenses; current and targeted resident profiles; present and projected capital requirements for community acquisitions; development costs for land purchases; and potential liability issues such as environmental and title conditions, tax increases, special assessments and code compliance. In addition, for land acquisitions, all discretionary development approvals are obtained prior to closing, thus ensuring that projected development costs are quantified with a high degree of accuracy and the risk of construction delay is minimized.

  With the comprehensive data available from research, development and operating professionals, standard financial underwriting is completed on an unleveraged basis in order to evaluate each investment's yield and its prospects for long-term growth in cash flow. The REIT Manager's investment committee, which consists of five members having a combined 77 years of experience in the real estate industry, evaluates all prospective investments prior to submission of investment recommendations to the Board.

 Asset Optimization Strategy

  The ability to dispose of existing assets and efficiently redeploy the proceeds into communities and submarkets having more attractive long-term growth prospects is an important component of PTR's investment strategy. Each year, REIT Management formulates operating and capital plans based on an ongoing active review of PTR's portfolio. Based in part upon the market research provided by Security Capital Investment Research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view no longer meet PTR's long-term investment objectives. The proceeds from these selected dispositions will be redeployed, typically through tax-deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. This allows PTR to continually reposition its portfolio by redeploying capital into communities and markets with superior growth characteristics.

  PTR's asset optimization strategy is based on the premise that it has a finite amount of investment capital and that this capital should be deployed where it can produce the highest levels of cash flow growth. PTR has demonstrated the ability to enter and exit submarkets based on future growth expectations and the supply/demand fundamentals of the submarkets in which it operates. Since PTR's asset optimization program commenced in December 1995 and through January 31, 1997, PTR had completed the disposition of 7,403 multifamily units, realizing aggregate gains of $48.9 million on aggregate net proceeds of $322.5 million. The proceeds were redeployed into targeted submarkets in California, the Pacific Northwest and Salt Lake City to allow PTR to take advantage of the strong economic recovery which is underway in these markets. PTR's expected investment in these markets grew from 16.8% of PTR's total portfolio as of December 31, 1995, to 41.5% of PTR's total portfolio as of January 31, 1997, based on total expected investment.

Customer-Focused Property Management

  PTR believes that its communities must be actively managed in order to maximize cash flow and enhance long-term economic performance. Therefore, PTR has retained SCG Realty Services, its affiliated multifamily property management and customer service firm wholly owned by Security Capital Group, to manage most of PTR's communities. As of January 31, 1997, approximately 91.3% of PTR's operating multifamily communities were managed by SCG Realty Services, based on total expected investment, with the balance of the communities in various stages of transition to SCG Realty Services' management.

  SCG Realty Services has over 1,100 employees and emphasizes locally-based management of PTR's multifamily communities. SCG Realty Services has 15 local offices to serve PTR's target market. This network improves SCG Realty Services' ability to anticipate and respond to changes in local market conditions and resident needs. PTR believes that SCG Realty Services has developed superior operating procedures, financial controls, information systems and training programs, which it expects will positively affect growth in rental and occupancy rates. The REIT Manager and SCG Realty Services develop systems and procedures which facilitate effective management of PTR's communities.

  PTR recognizes that a highly focused customer service approach to day-to-day management is essential to maximize short and long-term cash flow growth from each of its multifamily communities. As a result, SCG Realty Services is dedicated to maximizing the performance of PTR's communities by providing consistent, high quality residential services to its customers. SCG Realty Services and the REIT Manager work closely together to develop innovative ideas to enhance customer service and resident satisfaction while maximizing cash flow growth. See "--Security Capital Pacific Trust" for a description of a proposal that PTR has received from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares, which would result in PTR becoming internally managed.

  A few of the programs which have been developed recently and are currently in the process of being implemented are summarized below:

  . During 1996, SCG Realty Services established 5 Regional Information
    Management ("RIM") Centers and expects to establish several additional centers during 1997. The RIM Center concept is designed to enable property-level management personnel to focus on PTR's customers, the residents, while moving certain accounting and administrative functions to the regionally located RIM Center. Each RIM Center is designed to carry out these functions for several area communities and thus benefit from economies of scale, better accounting control and enhanced cash management capabilities.

  . SCG Realty Services and the REIT Manager had also initiated resident utility billing programs at approximately 70% of PTR's multifamily operating communities as of December 31, 1996 and expect to increase this to approximately 85% of PTR's multifamily operating communities by December 31, 1997. Under this arrangement, water and sewer usage are metered and billed to individual residents, thereby enabling PTR to better control operating expenses, while providing residents with the incentive to minimize usage.

  . In late 1996, PTR entered into revenue sharing agreements with certain cable television and telephone service providers. The arrangements require the telecommunication providers to continually upgrade service to ensure state-of-the-art offerings in this rapidly changing industry. The agreements also allow PTR to receive a percentage of the service providers' revenues generated from subscribing residents while increasing the quality and accessibility of these services to residents.

  These creative initiatives coupled with highly focused day-to-day management are expected to contribute to the growth in net operating income generated by PTR's multifamily operating communities.

 Capital Markets/Finance and Conservative Balance Sheet Strategy

  PTR believes that a successful REIT must maintain a strong balance sheet and have the ability to access the equity and debt markets efficiently, expeditiously and cost effectively. PTR's ability to efficiently access the capital markets permits it to capitalize on development and acquisition opportunities that PTR identifies in its target market. In order to maximize the effectiveness of this activity and enhance relationships with major institutional investors, Security Capital Group formed Security Capital Markets Group Incorporated ("Capital Markets Group"), a registered broker-dealer affiliate. Capital Markets Group's services are included in the REIT Manager's fee and do not result in a separate charge to PTR. Capital Markets Group and the REIT Manager have arranged securities offerings and credit facilities for PTR including:

  . From June 1991 through March 1995, PTR raised $822.4 million of net proceeds from various Common Share offerings. PTR's underwriting commissions on these offerings (all of which were paid to unaffiliated underwriters) aggregated $8.8 million, representing 1.05% of the $835.1 million in gross proceeds.

  . In November 1993, PTR raised $219.7 million of net proceeds from an underwritten public offering of Cumulative Convertible Series A Preferred Shares, par value $1.00 per share ("Series A Preferred Shares"). PTR raised $101.3 million of net proceeds from an underwritten public offering of Series B Cumulative Redeemable Preferred Shares, par value $1.00 per share ("Series B Preferred Shares"), in May 1995.

  . From February 1994 through December 1996, PTR has raised $572.6 million in net proceeds from underwritten public offerings of unsecured, long-term, fixed rate, debt securities which in the aggregate, have a relatively level amortization schedule.

  . Since the beginning of 1991, the REIT Manager has arranged for increases in PTR's borrowing capacity under its variable rate line of credit from $14.3 million to $350 million. The REIT Manager was also successful in converting the line of credit to an unsecured facility in August 1994. As of March 10, 1997, there were approximately $151.5 million of borrowings outstanding on this line of credit, which currently bears interest at an interest rate of LIBOR plus 1.125%.

  . On September 9, 1996, PTR entered into a short-term borrowing agreement with Texas Commerce Bank, National Association ("TCB"). The loan matures on September 9, 1997 and bears interest at an overnight rate, which has ranged from 5.80% to 7.50%. At March 10, 1997, there were approximately $6.6 million of borrowings outstanding under this agreement.

  PTR continues to focus on maintaining its strong balance sheet which has resulted from a conservative balance sheet strategy. PTR has a significant equity base with a total equity market capitalization of $2.03 billion at December 31, 1996. A key component of PTR's conservative balance sheet strategy is the issuance of fixed rate, unsecured, long-term debt. In order to minimize refinancing risk, PTR's long-term debt offerings are carefully structured to create a relatively level principal maturity schedule, without large repayment obligations in any future year. As of December 31, 1996, PTR's $580 million in unsecured long-term debt had an effective average fixed interest rate of 7.62% and an original weighted-average life to maturity of 12.0 years. PTR's long-term debt as a percentage of total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) was 36.9% at December 31, 1996.

  PTR's credit facilities provide PTR with the financial flexibility to take advantage of attractive investment opportunities prior to raising capital through securities offerings. Additionally, such facilities minimize the amount of cash which must be invested in short-term investments at low yields prior to the deployment of the capital.

  PTR's conservative balance sheet strategy is expected to provide significant incremental debt capacity and allow PTR to take advantage of future investment opportunities which will contribute to PTR's objective of long-term growth in cash flow per share.

 Non-Multifamily Properties

  In addition to multifamily investment activity, PTR had developed and operated extended-stay lodging facilities under the Homestead Village(R) name since 1992. On October 17, 1996, PTR contributed its Homestead Village(R) properties to Homestead, a newly formed company, in exchange for Homestead common stock. As of such date, the Homestead Village(R) properties constituted approximately 7.1% of PTR's total assets, at cost. Additionally, the Homestead Village(R) properties generated approximately 8.2% of PTR's net operating income from January 1, 1996 to October 17, 1996 and approximately 5.9% and 3.5% of PTR's 1995 and 1994 net operating income, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "--Liquidity and Capital Resources-- Homestead Transaction" for further information.

  PTR will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and may sell its remaining non-multifamily properties as opportunities arise. As of January 31, 1997, PTR owned two non-multifamily properties, including a 338-room, five-story hotel located in the Fisherman's Wharf area of San Francisco, California, which is leased to Holiday Inns of America, Inc. Excluding the Homestead Village(R) properties, approximately 1% of PTR's total 1996 rental income and less than 2% of 1995 and 1994 rental income was generated by non-multifamily properties.

THE REIT MANAGER

 General

  The REIT Manager and its specialized service affiliates provide PTR with strategic and day-to-day management, research, investment analysis, acquisition, development, marketing, disposition of assets, asset management, due diligence, capital markets, legal and accounting services and a number of administrative services, all of which are included in the REIT Management fee. Hence, PTR depends upon the quality of the management provided by the REIT Manager. PTR believes that its relationship with the REIT Manager provides PTR with access to high quality and depth of management, savings from a dedicated capital markets group, and access to centralized research, accounting, legal and administrative support. The REIT Manager and its specialized service affiliates have 129 professionals dedicated to implementing PTR's highly focused operating and investment strategy. The REIT Manager also provides office and other facilities for PTR's needs.

  The REIT Manager is wholly owned by Security Capital Group and Security Capital Group maintains a significant ownership position in PTR, thereby creating an important alignment of interest with PTR's shareholders. As of March 10, 1997, Security Capital Group owned 36.0% of PTR's total outstanding Common Shares. Furthermore, the REIT Manager provides all its services for one fee, and does not receive additional fees for investment banking, financing, asset sales or similar services. SCG Realty Services, which is also owned by Security Capital Group, provides property management services at market rates in a competitive environment and management believes they are consistent with rates prevailing in the markets in which PTR operates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement."

  The REIT Manager has organized itself such that each operating professional specializes in a particular discipline (such as research, marketing, development, acquisition, due diligence, dispositions, property management, capital markets or financial operations) rather than being responsible for all functions on a project-by project basis. All investments are approved by the REIT Manager's investment committee, using uniform criteria, prior to being submitted to the Board. Additionally, regional operating professionals focus on specific target markets to ensure high levels of attention to resident services. PTR believes that the quality of management should be assessed in light of the factors discussed below.

  PTR recently announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares. As a result of the proposed transaction, PTR would become an internally managed REIT and Security Capital Group would remain PTR's largest shareholder. The Board has formed a special committee comprised of independent Trustees to review the proposed transaction. The proposed transaction is subject to approval by both the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to PTR's common shareholders prior to a shareholder vote on the proposed transaction.

 Management Depth/Succession

  PTR believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the REIT. PTR believes that several of its senior officers could serve as the principal executive officer and continue PTR's performance. See "--Trustees and Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates."

 Strategic Vision and Research Capability

  PTR believes that management should have the strategic vision to determine an investment focus which provides favorable initial yields and long-term growth prospects. To identify favorable investment opportunities, PTR relies heavily on the strong research capabilities of Security Capital Investment Research. The REIT Manager and its affiliates have several persons, who work closely with the senior officers of the REIT Manager, devoting substantial time to research on a submarket-by-submarket basis. This research is dedicated to new multifamily investment opportunities as well as new products such as the Homestead Village(R) extended-stay lodging product, which resulted in the Homestead Distribution in November 1996.

 Investment Committee Process

  PTR believes that an investment committee should provide discipline and guidance to the investment activities of the REIT in order to achieve its investment goals. The five members of the REIT Manager's investment committee have a combined 77 years experience in the real estate industry. The investment committee receives detailed written analyses and research, in a standardized format, from the REIT Manager's personnel and evaluates all prospective investments pursuant to uniform underwriting criteria prior to submission of investment recommendations to the Board. The quality of the REIT Manager's investment committee process is demonstrated by PTR's ability to achieve its investment goals and generally exceed its projected initial returns and cash flow growth from PTR's multifamily investments.

 Development/Redevelopment and Acquisition Capability

  PTR believes that by internally developing projects and redeveloping well located existing communities, management can create value for the REIT that normally escapes through sales premiums paid to successful developers. The REIT Manager's personnel have substantial development and redevelopment experience, as described in "--Trustees and Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The REIT Manager has 35 full-time professionals committed to development and acquisition activities and has arranged for over $1.8 billion of successful acquisitions for PTR since March 1991, based on total expected investment. As of January 31, 1997, the REIT Manager had 8,830 multifamily units under construction or in planning and owned for PTR, with a total budgeted development cost of $557.4 million. In addition, as of the same date, PTR had land in planning and under control for the development of 3,507 units with a total expected investment of $264.5 million. See "--PTR's Multifamily Operating System and Business Strategy."

 Disposition Capability

  The ability to identify and effectively complete the cost-effective disposition of targeted communities is essential to the successful execution of PTR's investment strategy. Since PTR's asset optimization program began in December 1995 and through January 31, 1997, PTR had completed the disposition of 7,403 multifamily units, realizing aggregate gains of $48.9 million on aggregate net proceeds of $322.5 million, which were redeployed, typically on a tax-deferred basis, into strategic acquisitions.

 Due Diligence Process

  PTR believes that management should have experienced senior personnel dedicated to performing comprehensive due diligence. The REIT Manager has six full-time due diligence professionals and has developed uniform systems and procedures for due diligence. The REIT Manager's due diligence personnel have analyzed and screened over $3.1 billion of investments for PTR. See "--PTR's Multifamily Operating System and Business Strategy--Comprehensive Due Diligence and Investment Analysis" for a description of the due diligence process.

 Operating Capability

  PTR believes that management can substantially improve funds from operations by actively and effectively managing its multifamily communities. As described under "--PTR's Multifamily Operating System and Business Strategy--Customer-Focused Property Management," the REIT Manager and its affiliates have devoted substantial personnel and financial resources to develop value-added operating systems, which control and effectively administer the management of PTR's multifamily portfolio.

 Capital Markets Capability

  PTR believes that management must be able to effectively raise capital for the REIT in order for the REIT to achieve growth through investment. As set forth under "--PTR's Multifamily Operating System and Business Strategy-- Capital Markets/Finance and Conservative Balance Sheet Strategy," REIT Management has successfully arranged funding for PTR's investment activities.

 Communications/Shareholder Relations Capability

  PTR believes that a REIT's success in capital markets and investment activities can be enhanced by management's ability to effectively communicate the REIT's strategy and performance to investors, sellers of property and the financial media. The REIT Manager provides at its expense full-time personnel who prepare informational materials for and conduct periodic meetings with the investment community and analysts.

  PTR believes that successfully combining the foregoing attributes significantly enhances a REIT's ability to increase cash flow and the market valuation of the REIT's portfolio.

 REIT Manager Compensation

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow, as defined in the REIT Management Agreement, in excess of $4,837,000, payable monthly (see "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement"). PTR is also obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR relating to PTR's operations, consisting primarily of external professional fees, third-party offering costs and travel expenses. Since the REIT Management fee fluctuates with the level of PTR's pre-REIT Management fee cash flow, the fee has increased for each of the years ended December 31, 1996, 1995 and 1994, because cash flow increased substantially throughout the same periods. As PTR arranges additional amortizing long-term debt and nonconvertible preferred share financing and as additional funding of Homestead convertible mortgage notes occurs, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations. This decline will result from the fact that actual or assumed regularly scheduled principal payments associated with long-term debt and distributions actually paid with respect to nonconvertible preferred shares are deducted from the cash flow amount on which the REIT Management fee is based. Similarly, interest income from the Homestead Notes is not included in the cash flow amount in determining the REIT Management fee. The REIT Management fee aggregated $22,191,000, $20,354,000 and $13,182,000 for the years ended
December 31, 1996, 1995 and 1994, respectively. See "--Security Capital Pacific Trust" for a description of a proposal PTR has received from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares.

TRUSTEES AND OFFICERS OF PTR AND DIRECTORS AND OFFICERS OF THE REIT MANAGER AND RELEVANT AFFILIATES

 Trustees of PTR

  C. RONALD BLANKENSHIP--47--Chairman and Trustee of PTR; Chairman of the REIT Manager and Managing Director of Security Capital Group since March 1991; from June 1988 to March 1991, Regional Partner, Trammell Crow Residential, Chicago, Illinois (multifamily real estate development and property management); prior thereto, Executive Vice President and Chief Financial Officer, The Mischer Corporation, Houston, Texas (multi-business holding company with investments primarily in real estate). While with Trammell Crow Residential, Mr. Blankenship was on the Management Board for Trammell Crow Residential Services, a property management company that managed approximately 90,000 multifamily units nationwide, and was chief executive officer of Trammell Crow Residential Services-North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with the REIT Manager, Mr. Blankenship supervised the development of approximately 9,300 multifamily units. Mr. Blankenship supervises the overall operations of PTR and the REIT Manager.

  JAMES A. CARDWELL--65--Trustee of PTR; Chairman and Chief Executive Officer, Petro Shopping Centers, L.P., El Paso, Texas (operation of full-service truck stopping centers) since 1974; Director, El Paso Electric Company.

  JOHN T. KELLEY, III--56--Trustee of PTR; advisory Trustee of Security Capital Industrial Trust, Aurora, Colorado (ownership and development of industrial parks in the United States), an affiliate of the REIT Manager; from 1987 to 1991, Chairman of the Board, Kelley-Harris Company, Inc., El Paso, Texas (real estate investment company); from 1968 to 1987, Managing Director, LaSalle Partners Limited, Chicago, Illinois (corporate real estate services). Mr. Kelley is also a Director of Security Capital Group and Tri State Media and a Trustee of Pacific Retail Trust (ownership and development of infill retail properties in the southwestern United States).

  CALVIN K. KESSLER--65--Trustee of PTR; President and principal shareholder, Kessler Industries, Inc., El Paso, Texas (manufacturer of furniture and aluminum castings) since 1960.

  WILLIAM G. MYERS--69--Trustee of PTR; Trustee of Security Capital Industrial Trust; Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, which he founded in 1963 (agri-business and other investments); Director, Chalone Wine Group, Napa, California.

  JAMES H. POLK, III--54--Trustee of PTR; Managing Director of Capital Markets Group since August 1992. Mr. Polk has been affiliated with the REIT Manager since March 1991; prior thereto, he was President and Chief Executive Officer of PTR for sixteen years. Mr. Polk is registered with the National Association of Securities Dealers, Inc. and is past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.

  JOHN C. SCHWEITZER--52--Trustee of PTR; Managing Partner, Continental Properties Company, Austin, Texas (real estate and investments) since 1976; General Partner, G.P. Campbell Capital Ltd. (real estate and investments) since 1976; Trustee, Texas Christian University; Director, Austin Smiles.

 Senior Officers

  All executive functions of PTR are performed by the REIT Manager. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--REIT Management Agreement." The executive officers of the REIT Manager are:

      NAME                               AGE TITLE
      ----                               --- -----
      C. Ronald Blankenship.............  47 Chairman
      R. Scot Sellers...................  40 Managing Director
      Patrick R. Whelan.................  40 Managing Director
      Jeffrey B. Allen..................  48 Senior Vice President
      Bryan J. Flanagan.................  44 Senior Vice President
      John H. Gardner, Jr...............  43 Senior Vice President
      Jay S. Jacobson...................  44 Senior Vice President
      Jeffrey A. Klopf..................  48 Senior Vice President and Secretary
      Mark N. Tennison..................  36 Senior Vice President

 Directors and Senior Officers of the REIT Manager

  C. RONALD BLANKENSHIP--47--See "--Trustees of PTR" above.

  R. SCOT SELLERS--40--Managing Director of PTR and Director and Managing Director of the REIT Manager since September 1994, where he has overall responsibility for PTR's investment program, and from May 1994 to September 1994, Senior Vice President of PTR; from April 1993 to May 1994, Senior Vice President of Security Capital Group, where he was responsible for national multifamily acquisitions; from September 1981 to April 1993, an operating partner and Vice President of Lincoln Property Company (development, acquisition and management of multifamily communities), where he was responsible, among other things, for the development of more than 6,500 multifamily units in a number of different markets.

  PATRICK R. WHELAN--40--Managing Director of PTR and the REIT Manager since December 1995 and Director of the REIT Manager since February 1995, where he has responsibility for PTR's operations; since October 1994, President of SCG Realty Services, where he has overall responsibility for property management; from February 1994 to October 1994, Senior Vice President and Co-Manager of Multifamily Acquisitions of Security Capital Group; from July 1986 to January 1994, Senior Vice President of Trammell Crow Company (development, acquisition and management of commercial properties).

  JEFFREY B. ALLEN--48--Senior Vice President of PTR since September 1995 and the REIT Manager since July 1995, where he has overall responsibility for investments and operations in the Western Region; from October 1981 to July 1995, Managing Director of Paragon Group, where he was responsible for commercial and residential development and management operations in the western region; prior thereto, Vice President of Cabot, Cabot and Forbes Co., where he was responsible for commercial development in the Los Angeles area.

  BRYAN J. FLANAGAN--44--Senior Vice President of PTR and the REIT Manager since November 1996, where he has responsibility for financial operations; from June 1995 to November 1996, Senior Vice President of Security Capital Group, where he was responsible for financial operations; from September 1987 to June 1995, Vice President-Financial Analysis for Marriott Hotels, Resorts & Suites.

  JOHN H. GARDNER, JR.--43--Director of the REIT Manager since February 1995 and Senior Vice President of PTR and the REIT Manager since September 1994, where he has overall responsibility for multifamily dispositions; Senior Vice President of ATLANTIC and its REIT manager since September 1994, where he has overall responsibility for multifamily dispositions; from December 1984 to January 1993, Vice President of Asset Management and through September 1994, Managing Director and Principal of Copley Real Estate Advisors in Boston, where he had overall responsibility for the portfolio management function for eight accounts valued at $7.5 billion; prior thereto, Real Estate Manager of Equity Real Estate at John Hancock Companies.

  JAY S. JACOBSON--44--Senior Vice President of PTR and the REIT Manager since June 1996, and from July 1993 to June 1996, Vice President of PTR, where he has overall responsibility for investments and operations in the Central Region; from 1988 to June 1993, Vice President-Residential Development for Michael Swerdlow Companies, Inc. and Hollywood Inc., South Florida real estate development/management companies under common control, where he was responsible for the planning and development of over 2,200 multifamily units as well as other development projects.

  JEFFREY A. KLOPF--48--Senior Vice President and Secretary of PTR, the REIT Manager and Security Capital Group since January 1996, where he provides securities offerings and corporate acquisition services and oversees the provision of legal services for affiliates of Security Capital Group; from January 1988 to December 1995, partner of Mayer, Brown & Platt where he practiced corporate and securities law.

  MARK N. TENNISON--36--Senior Vice President of PTR and the REIT Manager since November 1996, and from July 1992 to November 1996, Vice President of PTR, where he has overall responsibility for investment and operations in the Northwest Region; from May 1991 to July 1992, Executive Vice President/Chief Operating Officer of Metro Concap, Inc., an operator of over 7,100 multifamily units; from January 1991 to May 1991, attorney for the Federal Deposit Insurance Corporation.

  PAMELA D. PORTER--36--Vice President of PTR and the REIT Manager since September 1996 and Director of the REIT Manager since January 1997, where she has overall responsibility for the six-person due diligence group and is responsible for contract negotiations for acquisitions, due diligence, approval and oversight of land entitlements and management and implementation of tax-free exchanges; from November 1994 to September 1996, Vice President of Security Capital Industrial Trust and Security Capital Industrial Incorporated, where she had overall responsibility for due diligence and was a member of the due diligence team since November 1993; from May 1992 to November 1993, Partner with Lantana Properties, Inc., a commercial real estate brokerage company in San Antonio, Texas; from July 1991 to April 1992, Broker and Analyst with Wilsonschanzer, Inc. in San Antonio, Texas, where she sold investment properties, performed financial analyses and coordinated market reports.

  DARCY B. BORIS--34--Vice President of Security Capital Investment Research since June 1995, where she conducts strategic market analysis for PTR and affiliated companies; Director of the REIT Manager since January 1997; from August 1993 to November 1994, Ms. Boris worked for Capital Markets Group; from January 1987 to September 1991, she was with Marcus & Millichap Incorporated as Project Manager for Summerhill Development Company, the multifamily development subsidiary of Marcus & Millichap Incorporated, where she managed the development of multifamily housing, and prior thereto, she was an analyst for its property investment subsidiary.

 Other Officers

  FRANK R. ANDERSON--38--Vice President of PTR and the REIT Manager since June 1995, where he is a Project Manager in the Northwest Region; prior thereto Vice President, Acquisitions and Land Development of Shea Homes, a single family and multifamily developer in San Diego, California.

  ARIEL AMIR--37--Vice President of Security Capital Group since June 1994; from September 1985 to April 1994, an attorney with the law firm of Weil, Gotshal & Manges, New York, New York where he practiced securities and corporate law. Mr. Amir provides securities offerings and corporate acquisition services to PTR.

  ASH K. ATWOOD--33--Vice President of PTR and the REIT Manager since November 1996, where he is responsible for PTR's corporate accounting and external financial reporting; prior thereto, Senior Manager in the assurance practice of KPMG Peat Marwick LLP, where he had extensive involvement in PTR's annual audit and securities offerings since joining the firm in June 1986.

  MICHAEL P. BISSELL--46--Vice President of PTR and the REIT Manager since February 1997; Vice President of SCG Realty Services since August 1996, where he is responsible for community operations in the Northwest Region; from September 1991 to August 1996, President of Michael P. Bissell & Associates, where he was involved in a variety of consulting assignments with clients in the multifamily industry.

  MICHAEL A. BRITTI--37--Vice President of PTR and the REIT Manager since September 1996 and with the REIT Manager since September 1995, where he is responsible for new product development and revenue enhancement through portfolio-wide initiatives; from November 1993 to September 1995, Vice President-Asset Management with the National Corporation for Housing Partnerships in Washington, D.C., where he led acquisitions and restructuring of large apartment portfolios; from July 1987 to November 1993, Vice President-Investment Management with Oxford Realty Services Corporation in Bethesda, Maryland.

  JAMES C. BORMANN--44--Vice President of PTR since December 1995 and the REIT Manager since June 1995, where he is responsible for production and construction activities in the Central Region; from August 1992 to May 1995, Vice President of construction with Roseland Property Company (formerly Lincoln Property Company Northeast); prior thereto, Construction
Superintendent with Toll Brothers, Inc.

  MARK J. CHAPMAN--39--Vice President of Security Capital Investment Research since November 1995, where he is the director of the group and conducts strategic market analysis for PTR and affiliated companies; from March 1995 to November 1995, Vice President of PTR, with asset management responsibilities in five major markets; from November 1994 to March 1995, Vice President of PACIFIC; from July 1989 to November 1994, Vice President of Copley Real Estate Advisors, Inc., where he directed asset management for Copley assets located from Connecticut to Virginia, valued in excess of $1.5 billion; prior thereto, Director of Asset Management for Liberty Real Estate, with responsibility for assets east of the Mississippi River, including multifamily, office and retail properties.

  RICHARD W. DICKASON--40--Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for PTR's investment activity in the Northwest Region; from December 1993 to March 1995, Vice President of PACIFIC; from July 1992 to September 1993, President of J.M. Peters Company/Capital Pacific Homes, where he acquired property for the development of single family homes and apartments; from May 1980 to January 1992, Partner and Vice President of Lincoln Property Company N.C. Inc., where he was responsible for the acquisition, development, construction and management of a 4,000 unit multifamily residential portfolio in the California marketplace; prior thereto, Mr. Dickason represented private investors in the development of condominiums, townhouses, shopping centers and single family homes throughout California.

  JOSEPH G. DI CRISTINA--37--Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for PTR's investment activity in the Central Region; from August 1994 to March 1995, Vice President of PACIFIC; prior thereto, Vice President of Forward Planning at Robertson Homes, where he was responsible for the development of eight multifamily projects totalling 2,845 units throughout California.

  KERRY E. ENDSLEY--48--Vice President of PTR and the REIT Manager since December 1996, where he is Project Manager in the Central Region; from January 1994 to July 1995, President of Construction for MTI Construction, Inc. in Houston, Texas, where he managed construction of over 1,100 multifamily units in Texas and Colorado; from October 1988 to December 1993, Vice President of General Contracting for Bradley Construction Co., Inc., where he was responsible for over 2,000 multifamily units, schools, dormitories and warehouses and where he recruited personnel.

  KATHY B. FARR--42--Vice President of PTR and the REIT Manager since June 1995, where she is responsible for multifamily dispositions; Vice President of ATLANTIC and its REIT manager since June 1995, where she is responsible for multifamily dispositions; from January 1994 to April 1995, Vice President of Corporate Finance with Irvine Apartment Communities, where she was responsible for all aspects of financing, including that company's working capital line of credit and construction financings for all new development activity; prior thereto, Senior Director Project Finance with The Irvine Company, where she was responsible for negotiating and closing construction and permanent financings on residential and commercial properties.

  SUE P. FREEDMAN--49--Vice President of PTR and the REIT Manager since February 1997 where she has overall responsibility for SCG Realty Services' Education and Organizational Development activities; from August 1995 to October 1996, Creator and Manager of Knowledge Work Associates, where she worked with clients on organizational improvement; from January 1994 to July 1995, Manager of Organization Effectiveness for Texas Instruments, where she advised and assisted senior executives in the implementation of change from a traditional to an entrepreneurial culture; from January 1984 to December 1993, with Texas Instruments Systems Group, where her most recent position was manager of organizational effectiveness and where she selected and managed delivery of management and organizational effectiveness programs.

  PETER M. GRIMM--54--Vice President of PTR since 1975 and the REIT Manager since March 1991, where he is a Project Manager in the Central Region.

  DANA K. HAMILTON--28--Vice President of PTR and the REIT Manager since December 1996, where she is responsible for new product development and revenue enhancement through portfolio-wide initiatives; from April 1996 to December 1996, Vice President of Operations for SCG Realty Services, where she focused on national operations; from August 1994 to April 1995, in the Management Development Program of Security Capital Group; from June 1993 to October 1993, Consultant to Rouse and Associates in San Francisco, where she was responsible for evaluating the quality of property management at five properties, and Consultant to Construction Specialties International in Jakarta, Indonesia.

  KEVIN M. HAMPTON--33--Vice President of PTR and the REIT Manager since December 1996, where he is responsible for land acquisition and product development throughout Southern California; from August 1995 to December 1996, Vice President of Land Acquisitions for The Akins Companies in Irvine, California, where he was responsible for coordination of land acquisition activities and purchase and sale negotiations; from June 1993 to August 1995, Vice President of New Business Development for J. M. Peters Company in Newport Beach, California, where he managed land acquisitions throughout Southern California; from October 1989 to March 1993, Director of Business Development for Lincoln Property Company in Irvine, California.

  CHRISTOPHER C. HARNESS--44--Vice President of PTR and the REIT Manager since December 1995, where he is responsible for community operations in Houston, Dallas and El Paso, Texas; from August 1993 to June 1994, Senior Analyst for Due Diligence at SCG Realty Services; prior thereto, Mr. Harness was responsible for development of commercial properties in eight Texas markets for Affiliated Builders.

  NELSON L. HENRY--61--Vice President of PTR since December 1994 and the REIT Manager since January 1995, where he is responsible for production and construction activities in the Western Region; from January 1983 to September 1993, Construction Vice President for Lincoln Property Company N.C. Inc., where he was responsible for the construction of over 8,000 units in Colorado and California; prior thereto, President of Royal Investment Corporation, a regional multifamily and single family developer.

  RICHARD A. JUAREZ--49--Vice President of PTR and the REIT Manager since December 1996, where he is Project Manager for the Western Region; from February 1978 to December 1996, Partner and Vice President with Lincoln Property Company in Northern California and Las Vegas, Nevada, where he was responsible for the development of more than 6,000 multifamily units.

  JOHN JORDANO III--40--Vice President of PTR and the REIT Manager since March 1995, where he has overall responsibility for PTR's investment activity in the Western Region; from August 1994 to March 1995, Vice President of PACIFIC; from January 1992 to July 1994, Senior Vice President of Prospect Partners, where he was responsible for identifying and advising individual and corporate clients on financial institution and Resolution Trust Corporation REO apartment acquisition and investment opportunities in the western United States; prior thereto, Partner with Trammell Crow Residential Company, where he established the Sacramento office and was responsible for the development of multifamily projects.

  LAWRENCE S. LEVITT--40--Vice President of PTR since September 1995 and the REIT Manager since December 1995, where he is responsible for all acquisition activity in Southern California; from May 1992 to August 1995, Vice President-Director of Residential Acquisitions of Sares-Regis Group, where he managed the residential acquisitions division; from August 1991 to May 1992, Principal of Integrated Mortgage Resources, a commercial and residential mortgage banking firm; prior thereto, Vice President of Con Am Management Corporation, where he directed acquisition transactions.

  TONI L. LOPEZ--39--Vice President of PTR and the REIT Manager since February 1997; Vice President of SCG Realty Services since August 1996, where she has overall responsibility for community operations in Denver, Austin and San Antonio; since July 1993, Ms. Lopez was responsible for community operations in San Antonio and Austin; from December 1985 to January 1993, Vice President of Beacon Hill Investments, Inc., where she was responsible for new account generation and property and asset management.

  SCOTT V. MONROE--36--Vice President of PTR and REIT Manager since February 1997; since August 1996, Vice President of SCG Realty Services, where he has overall responsibility for community operations in California; from March 1987 to July 1996, Vice President, Maxim Property Management, where he had direct management responsibility for a residential portfolio consisting of over 11,000 units located throughout California and Arizona.

  CHARLES E. MUELLER, JR.--33--Vice President of PTR and the REIT Manager since September 1996, where he is responsible for corporate finance and capital markets activities; prior thereto, he was with Capital Markets Group, where he provided financial services to Security Capital Group and its affiliates; from April 1994 through April 1995, in the Management Development Program of Security Capital Group.

  DANIEL W. OGDEN--36--Vice President of PTR and the REIT Manager since December 1995 and SCG Realty Services since March 1995, where he is responsible for community operations in Phoenix and Tucson, Arizona, Albuquerque, New Mexico and Reno and Las Vegas, Nevada; from June 1994 to February 1995, Executive Vice President of Mutual Real Estate Corporation in Dallas, where he was responsible for the management of a portfolio located in seven states; prior thereto, Regional Vice President of Lincoln Property Company where he was responsible for the management of over 16,000 multifamily units located in twelve mid-Atlantic/Midwest states.

  MARK P. PEPPERCORN--34--Vice President of PTR and the REIT Manager since February 1995, where he is responsible for the acquisition of land and existing communities in Northern California; from September 1994 to February 1995, a member of the acquisitions group for ATLANTIC and previously, for PTR; from March 1991 to June 1993, Mr. Peppercorn was responsible for the multifamily brokerage division of Transwestern Property Company in Houston; and prior thereto, an Associate Vice President of Eastdil Realty Incorporated.

  THOMAS L. POE--39--Vice President of PTR since June 1994 and the REIT Manager since April 1992, where he is responsible for the accounting and financial reporting for each of PTR's three geographic regions; from 1988 to 1992, Vice President of Finance and from 1981 to 1992, Real Estate Controller for the Mischer Corporation, Houston, Texas, prior thereto, staff accountant with Arthur Andersen & Company.

  HAROLD D. RILEY--60--Vice President of PTR since 1974 and the REIT Manager since March 1991, where he provides accounting and financial reporting services.

  DAVID K. ROBBINS--44--Vice President of PTR and the REIT Manager since March 1995, where he is a Project Manager in the Western Region; from June 1994 to January 1995, Vice President of ATLANTIC, where he was a member of the development group; from December 1992 to May 1994, Vice President of PTR, where he had overall responsibility for the due diligence group; from January 1988 to December 1992, partner in the law firm of Hill, Farrer & Burrill in Los Angeles, where his practice focused on real estate acquisitions and development. He also served as general counsel to Hollywood Park Racetrack, where he was involved in forming Hollywood Park's public REIT.

  W. ROBERT SMITH--37--Vice President of PTR and the REIT Manager since November 1996, where he is a Project Manager in the Central Region; from July 1989 to November 1996, Senior Vice President of IBG Development in Washington, D.C., where he was responsible for the development of high-rise commercial, mixed-use, and residential projects in the central business district.

  SHYAM R. TAGGARSI--41--Vice President of PTR and the REIT Manager since September 1996, where he is responsible for development activity in Northern California; from January 1993 to September 1996, Real Estate Consultant in Foster City, California; from December 1987 to January 1993, Development Partner with Lincoln Property Company; from December 1987 to January 1993, Development Partner of Trammell Crow Residential in Foster City, California, where he was responsible for all aspects of multifamily residential project management and development in the South Bay area.

  GARY L. TRUITT--46--Vice President of PTR and the REIT Manager since December 1995, where he has overall responsibility for production and construction activities in the Northwest Region; from July 1994 to January 1995, Project Manager with C.F. Jordan Inc.; prior thereto, Superintendent of Benchmark Contractors, where he had supervision and code and specifications compliance responsibilities.

  TIMOTHY R. WELSH--41--Vice President of PTR and the REIT Manager since September 1996, where he is a Project Manager of Development in the Central Region; from February 1993 to September 1996, Regional Vice President and Project Manager for C.F. Jordan Residential, a multifamily general contracting company in Dallas and El Paso, Texas; from 1986 to February 1993, Project Manager and Senior Project Engineer with the Weitz Company, a commercial real estate development company in Des Moines, Iowa.

  DAVID B. WOODWARD--30--Vice President of PTR and the REIT Manager since November 1993 and SCG Realty Services since January 1995, where he is responsible for community operations in Northern California; from June 1993 to October 1993, Mr. Woodward was with PTR, where he was responsible for property management; prior thereto, asset manager with USF&G's Real Estate Division.

  K. DOUGLAS WRIGHT--50--Vice President of PTR and the REIT Manager since July 1995, where he is a Project Manager in the Western Region; from December 1991 to June 1995, Mr. Wright was a real estate consultant, developer and asset manager; prior thereto, President of Summit Development Company.

  In addition, an affiliate of the REIT Manager employs a number of accounting professionals who provide centralized accounting services for PTR.

  Shareholder Relations and Capital Markets. The following persons provide shareholder relations and capital markets services to PTR:

  K. SCOTT CANON--35--President of Capital Markets Group since January 1996, Vice President of Capital Markets Group since August 1993 and a member of Capital Markets Group since March 1992, where he participates in capital markets and institutional investor relations; from September 1991 to March 1992, a personal account director for Chase Manhattan Investment Services; from August 1987 to September 1991, a member of private client services for Goldman, Sachs & Co. Mr. Canon is registered with the National Association of Securities Dealers, Inc.

  ROBERT H. FIPPINGER--53--Vice President of Capital Markets Group since June 1995 and with Security Capital Group since October 1994, where he directs corporate communications services for affiliates of Security Capital Group; from November 1991 to October 1994, he was with Grubb & Ellis, where he represented corporate clients and provided tenant advisory services; prior thereto, Executive Director of Techmart, where he was responsible for management, marketing, operations, leasing and program development of commercial properties.

  GERARD DE GUNZBURG--49--Senior Vice President of Capital Markets Group in its New York office since January 1997, where he provides capital markets services for affiliates of Security Capital Group; prior thereto, Vice President with Capital Markets Group since 1993; from June 1988 to December 1992, a consultant to American and European companies; prior thereto, Director and Partner of Lincoln Property Company, Europe, where he arranged real estate financing from 1976 to 1988. Mr. de Gunzburg is registered with the National Association of Securities Dealers, Inc.

  ALISON C. HEFELE--37--Vice President of Capital Markets Group since February 1994, where she provides capital markets services for affiliates of Security Capital Group; from January 1990 to February 1994, Vice President with Prudential Real Estate Investors (strategic planning and business development for institutional real estate investment management services); from September 1985 to January 1990, a management consultant with McKinsey & Company; prior thereto, a financial analyst with Morgan Stanley Realty Inc. Ms. Hefele is registered with the National Association of Securities Dealers, Inc.

  GARRETT C. HOUSE--32--Vice President of Capital Markets group since September 1996, where he provides capital markets services for affiliates of Security Capital Group; from May 1994 to August 1996, he assisted with financing activities for affiliates of Security Capital Group, and prior thereto, he was a member of the Management Development Program from May 1993 to May 1994; in May 1993, he obtained his M.B.A. from Harvard Graduate School of Business Administration; from July 1989 to July 1991, Project Manager for Nansay Corporation in Los Angeles, California; from July 1987 to July 1989, Analyst with Merrill Lynch Capital Markets in New York. Mr. House is registered with the National Association of Securities Dealers, Inc.

  BRADFORD W. HOWE--32--Vice President of Capital Markets Group since January 1996, where he provides capital markets services for affiliates of Security Capital Group and where he has been an associate since December 1994; from March 1993 to December 1994, Assistant Vice President in the real estate investment banking group of Kidder Peabody & Co., Incorporated; prior thereto, real estate consultant at Coopers & Lybrand. Mr. Howe is registered with the National Association of Securities Dealers, Inc.

  JAMES H. POLK III--54--See "--Trustees of PTR" above.

  DONALD E. SUTER--40--Senior Vice President of Capital Markets Group since May 1996; from October 1995 to April 1996, President and Chief Operating Officer for Cullinan Properties Limited in Peoria, Illinois; from July 1984 to October 1995, Mr. Suter was with LaSalle Partners in Chicago, Illinois, where his last position held was Senior Vice President, Corporate Finance Group.

EMPLOYEES

  PTR currently has no employees. The REIT Manager, whose sole activity is advising PTR, manages the day-to-day operations of PTR. The REIT Manager and its specialized service affiliates have assembled a team of 129 operating professionals in the REIT Manager and its affiliates, collectively possessing extensive experience in multifamily real estate. The majority of these persons are employed directly by the REIT Manager and are focused entirely on the services provided by the REIT Manager. The balance of the professionals provide centralized research, capital markets, legal, accounting and other administrative services.

INSURANCE

  PTR carries comprehensive general liability coverage on its owned communities, with limits of liability customary within the industry, to insure against liability claims and related defense costs. Similarly, PTR is insured against the risk of direct physical damage in amounts necessary to reimburse PTR on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period (up to a six-month period). PTR's blanket property policy for all operating and development communities includes coverage for loss due to earthquake.

COMPETITION

  There are numerous commercial developers, real estate companies and other owners of real estate that compete with PTR in seeking land for development, communities for acquisition and disposition and residents for communities. All of PTR's multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on PTR's ability to lease units and on the rents charged. In addition, other forms of single family and multifamily residential communities provide housing alternatives to residents and potential residents of PTR's multifamily communities.

AMERICANS WITH DISABILITIES ACT

  PTR's communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such communities are "public accommodations" and/or "commercial facilities" as defined by the ADA. The ADA does not consider multifamily communities to be public accommodations or commercial facilities, except portions of such facilities open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. PTR believes that the mandated portions of its communities comply with all present requirements under the ADA and applicable state laws.

ENVIRONMENTAL MATTERS

  Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous or toxic substances. The presence of such substances may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injuries associated with such materials, and prescribe specific methods for the removal and disposal of such materials, which may result in increased costs in connection with renovations at PTR's properties.

  PTR has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties owned or being acquired at January 31, 1997, and PTR is not aware of any environmental condition with respect to any of its properties that is likely to be material. PTR has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is PTR aware of, any environmental liability (including asbestos-related liability) that the REIT Manager believes would have a material adverse effect on PTR's business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to PTR or the independent consultants or that future uses and conditions (including, without limitation, resident actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

ITEM 2. PROPERTIES

GEOGRAPHIC DISTRIBUTION

  To effectively manage its multifamily communities, PTR has organized its operations into three regions (Central, Northwest and West). Within these regions, PTR's multifamily communities are located in 23 metropolitan areas in 12 states. The table below summarizes the geographic distribution of PTR's multifamily communities which are operating or under construction, based on total expected investment.

                                                             DECEMBER 31,
                                                        -------------------------
                                                        1996(1)  1995(1)  1994(1)
                                                        -------  -------  -------
      CENTRAL REGION:
        Austin, Texas..................................   4.65%    7.26%    9.92%
        Dallas, Texas..................................   3.86     5.22     7.36
        Denver, Colorado...............................   4.61     5.62     7.91
        El Paso, Texas.................................   4.45     5.68     7.84
        Houston, Texas.................................   7.29     8.65    10.74
        San Antonio, Texas.............................   6.37     9.16    13.06
                                                        ------   ------   ------
          Central Region Total.........................  31.23%   41.59%   56.83%
                                                        ------   ------   ------
      NORTHWEST REGION:
        Portland, Oregon...............................   6.71%    4.95%     -- %
        Salt Lake City, Utah...........................   4.94     2.86      --
        Seattle, Washington............................   5.82     4.41      --
                                                        ------   ------   ------
          Northwest Region Total.......................  17.47%   12.22%     -- %
                                                        ------   ------   ------
      WEST REGION:
        Albuquerque, New Mexico........................   5.80%    6.60%    7.45%
        Las Vegas, Nevada..............................   5.34     6.52      --
        Northern California............................   8.99     2.15      --
        Phoenix, Arizona...............................  12.95    17.70    21.15
        Southern California............................  12.82     2.47     2.24
        Tucson, Arizona................................   2.73     6.46     7.12
                                                        ------   ------   ------
          West Region Total............................  48.63%   41.90%   37.96%
                                                        ------   ------   ------
          Other Markets................................   2.67%    4.29%    5.21%
                                                        ------   ------   ------
            Total All Markets.......................... 100.00%  100.00%  100.00%
                                                        ======   ======   ======

--------
(1) For operating communities, represents cost, including budgeted renovations. For communities under construction, represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.

REAL ESTATE PORTFOLIO

  The information in the following table is as of December 31, 1996, except as noted below (dollar amounts in thousands). Additional information on PTR's real estate portfolio is contained in Schedule III, Real Estate and Depreciation, in PTR's financial statements incorporated by reference in "Item
8. Financial Statements and Supplementary Data".

                             YEAR                                         TOTAL
                         ACQUIRED OR  PERCENTAGE NUMBER OF    PTR       EXPECTED
                         COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                         ------------ ---------- --------- ---------- -------------
OPERATING
 COMMUNITIES(3):
CENTRAL REGION:
 Austin, Texas:
  Stabilized:
   Anderson Mill Oaks...     1993        95.7%       350   $   12,558  $   12,614
   Cannon Place.........     1993        99.5        184        6,846       6,904
   Hunter's Run*........     1995        97.1        240       11,480      11,481
   Hunter's Run II*.....     1996        95.6        160        8,276       8,276
   Monterrey Ranch
    Village II .........     1996        99.1        456       24,040      24,044
   The Ridge............     1993        94.5        326       10,640      10,837
   Rock Creek...........     1993        97.1        314       10,246      10,347
   Saddlebrook*.........     1994        95.1        308       13,321      13,378
   Shadowood............     1993        97.0        236        6,622       6,704
                                        -----      -----   ----------  ----------
    Subtotal/Average....                 96.8      2,574      104,029     104,585
                                        -----      -----   ----------  ----------
 Dallas, Texas:
  Stabilized:
   Apple Ridge..........     1993        96.4        304       11,151      11,292
   Custer Crossing......     1993        93.4        244       10,555      11,114
   Post Oak Ridge.......     1993        98.2        486       15,272      16,533
   Quail Run............     1993        94.6        278       11,212      11,630
   Summerstone..........     1993        97.4        192        7,102       7,275
   Timber Ridge.........     1994        95.0        160        7,118       7,289
   Woodland Park........     1993        96.3        216        7,364       7,454
                                        -----      -----   ----------  ----------
    Subtotal/Average....                 96.2      1,880       69,774      72,587
                                        -----      -----   ----------  ----------
 Denver, Colorado:
  Stabilized:
   Cambrian.............     1993        97.4        383       12,159      12,374
   The Cedars...........     1993        99.8        408       17,425      17,668
   Fox Creek I..........     1993        94.9        175        6,451       6,515
   Hickory Ridge........     1992        97.2        688       23,587      23,982
   Reflections I........     1993       100.0        208        8,892       9,094
   Reflections II*......     1996        98.1        208       12,335      12,348
   Silvercliff#.........     1994        94.6        312       16,398      16,486
   Sunwood..............     1992       100.0        156        6,232       6,443
                                        -----      -----   ----------  ----------
    Subtotal/Average....                 98.0      2,538      103,479     104,910
                                        -----      -----   ----------  ----------
 El Paso, Texas:
  Stabilized:
   Acacia Park*.........     1995        93.2        336       14,281      14,341
   Cielo Vista..........     1993        88.6        378        8,924       9,091
   The Crest at Shadow
    Mountain*...........     1992        91.0        232        8,017      (4)
   Double Tree..........     1993        97.9        284        6,236       6,365
   Las Flores*#.........   1980-83       97.4        468        8,502       8,705

                                                    (see notes following table)

                             YEAR                                         TOTAL
                         ACQUIRED OR  PERCENTAGE NUMBER OF    PTR       EXPECTED
                         COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                         ------------ ---------- --------- ---------- -------------
   Mountain Village.....     1992        92.0%       288   $    7,437  $    7,521
   Park Place*..........   1989-91       91.8        292        8,817       8,927
   The Patriot*.........     1996        97.8        320       12,231      12,365
   The Phoenix*.........     1993        98.2        336       10,688      10,813
   Shadow Ridge*........   1991-94       94.6        352       12,381      12,470
   Tigua Village*#......  1970 & 78      96.7        184        2,416       2,533
                                         ----      -----   ----------  ----------
    Subtotal/Average....                 94.5      3,470       99,930      93,131
                                         ----      -----   ----------  ----------
 Houston, Texas:
  Stabilized:
   Beverly Palms........     1994        97.2        362       10,205      10,362
   Braeswood Park#......     1993        97.1        240       12,604      12,731
   Brompton Court#......     1994        98.5        794       31,444      31,920
   Cranbrook Forest.....     1993        87.4        261        6,957       7,183
   Memorial Heights I*..     1996        99.2        360       18,442      18,595
   Oaks at Medical
    Center I*...........     1996        99.2        360       18,411      18,592
   Pineloch.............     1993        96.6        440       13,759      13,925
   Plaza Del Oro........     1994        98.9        348       12,077      12,209
   Seahawk#.............     1994        99.1        224        8,745       8,846
   Weslayan Oaks........     1993        94.1         84        3,998       3,999
                                         ----      -----   ----------  ----------
    Subtotal/Average....                 97.3      3,473      136,642     138,362
                                         ----      -----   ----------  ----------
 Omaha, Nebraska:
  Stabilized:
   Apple Creek#.........     1994        94.5        384       13,795      13,919
   Oakbrook.............     1995        92.6        162        7,536       7,597
                                         ----      -----   ----------  ----------
    Subtotal/Average....                 94.0        546       21,331      21,516
                                         ----      -----   ----------  ----------
 San Antonio, Texas:
  Stabilized:
   Applegate............     1993        93.6        344       10,225      10,349
   Austin Point.........     1993        94.5        328       12,068      12,229
   Camino Real..........     1993        94.3        176        6,281       6,483
   Cobblestone Village..     1992        94.0        184        4,597       4,634
   Contour Place........     1992        92.1        126        2,624       2,763
   The Crescent*........     1994        92.8        306       15,690      15,764
   Dymaxion.............     1994        97.4        190        4,654       4,797
   The Gables...........     1993        95.3        192        7,388       7,429
   Marbach Park.........     1993        86.2        304        8,134       8,243
   Palisades Park.......     1993        89.9        328        8,261       8,313
   Panther Springs......     1993        95.5         88        4,047       4,066
   Rancho Mirage........     1993        96.1        254        5,131       5,224
   St. Tropez I.........     1992        96.0        273       11,038      11,284
   Stanford Heights*....     1996        93.1        276       13,334      13,366
   Sterling Heights*....     1995        96.4        224       12,104      12,116
   Towne East Village...     1993        92.0        100        2,571       2,588
   Villas of Castle
    Hills...............     1993        87.1        163        5,931       6,071
   Waters of Northern
    Hills...............     1994        94.1        305        9,141       9,278
                                         ----      -----   ----------  ----------
    Subtotal/Average....                 93.2      4,161      143,219     144,997
                                         ----      -----   ----------  ----------

                                                     (see notes following table)

                             YEAR                                         TOTAL
                         ACQUIRED OR  PERCENTAGE NUMBER OF    PTR       EXPECTED
                         COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                         ------------ ---------- --------- ---------- -------------
 Tulsa, Oklahoma:
  Stabilized:
   Southern Slope.......     1993        95.1%       142   $    5,363  $    5,423
                                        -----     ------   ----------  ----------
      Central Region
       Subtotal/Average.                 95.6     18,784      683,767     685,511
                                        -----     ------   ----------  ----------
NORTHWEST REGION:
 Portland, Oregon:
  Stabilized:
   Club at the Green....     1995        97.6        254       11,151      11,200
   Double Tree I........     1995        96.3        245       10,515      10,528
   Double Tree II#......     1995        96.0        124        6,681       6,681
   Knight's Castle......     1995        94.9        296       13,182      13,335
   Meridian at
    Murrayhill..........     1995        96.8        312       17,256      17,305
   Preston's Crossing*..     1996        94.3        228       12,866      12,877
   Riverwood Heights....     1995        95.0        240       10,163      10,187
   Squire's Court.......     1995        94.0        235       10,980      11,134
  Pre-Stabilized:
   Brighton.............     1996        93.6        233       11,476      12,117
   Timberline...........     1996        98.5        130        7,335       7,411
                                        -----     ------   ----------  ----------
    Subtotal/Average....                 95.6      2,297      111,605     112,775
                                        -----     ------   ----------  ----------
 Salt Lake City, Utah:
  Stabilized:
   Brighton Place.......     1995        94.6        336       15,282      15,473
   Cherry Creek#........     1995        92.4        225        8,982       9,053
   Greenpointe#.........     1995        97.9        192        6,008       6,097
   Mountain Shadow#.....     1995        95.4        174        5,687       5,746
  Pre-Stabilized:
   Fox Creek#...........     1996        95.7        186        7,936       8,303
   Summertree#..........     1996        95.8        240       10,183      10,535
                                        -----     ------   ----------  ----------
    Subtotal/Average....                 95.2      1,353       54,078      55,207
                                        -----     ------   ----------  ----------
 Seattle, Washington:
  Stabilized:
   Logan's Ridge........     1995        96.9        258       13,345      13,417
   Matanza Creek........     1995        99.3        152        7,097       7,129
   Millwood Estates.....     1995       100.0        300       11,401      11,566
   Pebble Cove*.........     1995       100.0        288       16,979      16,991
   Remington Park.......     1995        97.3        332       19,120      19,234
   Walden Pond..........     1995       100.0        316       13,904      13,935
  Pre-Stabilized:
   Clubhouse#...........     1996        97.4        194        8,171       8,725
                                        -----     ------   ----------  ----------
    Subtotal/Average....                 98.7      1,840       90,017      90,997
                                        -----     ------   ----------  ----------
      Northwest Region
       Subtotal/Average.                 96.6      5,490      255,700     258,979
                                        -----     ------   ----------  ----------

                                                     (see notes following table)

                                                                             TOTAL
                          YEAR ACQUIRED  PERCENTAGE NUMBER OF    PTR       EXPECTED
                         OR COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                         --------------- ---------- --------- ---------- -------------
WEST REGION:
 Albuquerque, New
  Mexico:
  Stabilized:
   Commanche Wells......      1994          84.9%       179   $    5,164  $    5,273
   Corrales Pointe......      1993          95.2        208        6,811       7,143
   Entrada Pointe.......      1994          96.2        209        7,676       7,821
   La Paloma*...........      1996          93.4        424       23,174      24,810
   La Ventana*..........      1996          95.3        232       15,327      15,506
   Pavilions*...........      1991          97.5        240       15,438      15,771
   Sandia Ridge.........      1992          90.4        272        7,656       7,769
   Vista Del Sol........      1993          94.6        168        6,068       6,236
   Wellington Place.....      1993          93.2        280       10,456      10,721
  Pre-Stabilized:
   Vistas at Seven Bar
    Ranch*..............      1996          92.6        364       21,874      22,139
   Telegraph Hill.......      1996          95.5        200        8,245       8,607
                                            ----      -----   ----------  ----------
    Subtotal/Average....                    93.5      2,776      127,889     131,796
                                            ----      -----   ----------  ----------
 Inland Empire,
  California(5):
  Pre-Stabilized:
   The Crossing.........      1996          94.9        296       15,409      15,545
   Miramonte............      1995          96.6        290       16,335      16,582
   Mission Springs &
    Villas..............      1996          93.8        736       39,295      39,925
   Westcourt Village....      1996          89.5        515       15,333      15,794
   Woodsong Village.....      1996          93.1        262       12,492      12,841
                                            ----      -----   ----------  ----------
    Subtotal/Average....                    93.9      2,099       98,864     100,687
                                            ----      -----   ----------  ----------
 Las Vegas, Nevada:
  Stabilized:
   The Hamptons.........      1995          98.2        492       21,130      21,309
   Horizons at Peccole
    Ranch...............      1995          98.8        408       21,730      21,826
   King's Crossing......      1995          96.8        440       19,401      19,609
   Sunterra#............      1995          99.6        444       14,254      14,713
  Pre-Stabilized:
   La Tierra at the
    Lakes#..............      1995          96.7        896       42,257      43,509
                                            ----      -----   ----------  ----------
    Subtotal/Average....                    97.8      2,680      118,772     120,966
                                            ----      -----   ----------  ----------
 Orange County,
  California:
  Pre-Stabilized:
   Newpointe............      1996          97.5        160        9,484       9,808
   Villa Marseilles.....      1996          99.0        192       13,387      13,860
                                            ----      -----   ----------  ----------
    Subtotal/Average....                    98.3        352       22,871      23,668
                                            ----      -----   ----------  ----------
 Phoenix, Arizona:
  Stabilized:
   Bay Club.............      1993          94.1        472       15,107      15,575
   Foxfire..............      1994          96.3        188        7,357       7,410
   Moorings at Mesa
    Cove................      1992          95.8        406       17,372      17,576

                                                     (see notes following table)

                                                                                   TOTAL
                                YEAR ACQUIRED  PERCENTAGE NUMBER OF    PTR       EXPECTED
                               OR COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                               --------------- ---------- --------- ---------- -------------
   North Mountain Village.....      1994          96.7%       568   $   18,459  $   18,554
   Peaks at Papago Park II*...      1996          99.3        144        7,188       7,207
   Peaks at Papago Park I.....      1994          97.6        624       29,271      29,756
   The Ridge-Phoenix..........      1993          96.6        380       12,755      13,197
   San Antigua*...............      1994         100.0        320       23,789      23,837
   San Marina.................      1992          98.3        400        6,950      (4)
   San Marquis North*.........      1995          98.6        208       10,750      10,878
   San Marquis South*.........      1994          99.6        264       13,479      13,624
   Scottsdale Greens..........      1994          96.1        644       28,298      29,179
   Superstition Park..........      1992          97.3        376       12,693      12,915
                                                 -----     ------   ----------  ----------
    Subtotal/Average..........                    97.1      4,994      203,468     199,708
                                                 -----     ------   ----------  ----------
 San Diego, California:
  Stabilized:
   Scripps Landing............      1994          96.3        160        9,200       9,455
   Tierrasanta Ridge..........      1994          90.9        340       19,684      19,888
  Pre-Stabilized:
   Club Pacifica..............      1996          96.2        264       14,615      14,749
   El Dorado Hills#...........      1996          90.6        448       30,215      31,188
   Ocean Crest................      1996          89.7        300       16,243      16,450
   The Palisades..............      1996          98.0        296       31,638      32,160
                                                 -----     ------   ----------  ----------
    Subtotal/Average..........                    93.0      1,808      121,595     123,890
                                                 -----     ------   ----------  ----------
 San Francisco (Bay Area),
  California:
  Stabilized:
   Treat Commons#.............      1995          90.6        510       38,906      38,991
  Pre-Stabilized:
   Ashton Place#..............      1996          94.5        948       65,898      84,200
   Harborside.................      1996         100.0        148       21,423      21,691
   Quail Ridge................      1996          86.4        396       18,141      19,327
   Redwood Shores#............      1996          95.1        304       37,654      37,754
                                                 -----     ------   ----------  ----------
    Subtotal/Average..........                    92.7      2,306      182,022     201,963
                                                 -----     ------   ----------  ----------
 Santa Fe, New Mexico:
  Stabilized:
   Meadows of Santa Fe*.......      1994          86.8        296       12,432      12,535
                                                 -----     ------   ----------  ----------
 Tucson, Arizona:
  Stabilized:
   Cobble Creek...............      1992          96.4        301        7,899      (4)
   Craycroft Gardens..........      1992          94.1        101        1,974       2,010
   Tierra Antigua.............      1992          98.0        147        5,486       5,544
   Villa Caprice..............      1993          92.9        268        8,846       9,015
   Windsail#..................      1993          96.3        300        9,976      10,076
                                                 -----     ------   ----------  ----------
    Subtotal/Average..........                    95.5      1,117       34,181      26,645
                                                 -----     ------   ----------  ----------
      West Region
       Subtotal/Average.......                    95.0     18,428      922,094     941,858
                                                 -----     ------   ----------  ----------
        Multifamily
         Operating Communities
         Total/Average........                    95.5%    42,702   $1,861,561  $1,886,348
                                                 -----     ------   ----------  ----------

                                                     (see notes following table)

                            YEAR                                         TOTAL
                        ACQUIRED OR  PERCENTAGE NUMBER OF    PTR       EXPECTED
                        COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                        ------------ ---------- --------- ---------- -------------
COMMUNITIES UNDER
 CONSTRUCTION:
CENTRAL REGION:
 Dallas, Texas:
  Park Meadows.........     1997        N/A         368   $    5,997  $   17,136
                                                  -----   ----------  ----------
 Houston, Texas:
  Memorial Heights II..     1997        N/A         256        9,639      15,763
                                                  -----   ----------  ----------
      Central Region
       Subtotal........                             624       15,636      32,899
                                                  -----   ----------  ----------
NORTHWEST REGION:
 Portland, Oregon:
  Arbor Heights........     1998        N/A         348        8,804      22,818
  Cambridge Crossing...     1997        N/A         250        5,834      15,567
                                                  -----   ----------  ----------
    Subtotal...........                             598       14,638      38,385
                                                  -----   ----------  ----------
 Salt Lake City, Utah:
  Greenpointe
   Expansion...........     1997        N/A          32          156       2,332
  Mountain Shadow
   Expansion...........     1997        N/A          88          334       4,726
  Remington............     1997        N/A         288       16,089      17,095
  Riverview............     1998        N/A         492       10,965      32,558
                                                  -----   ----------  ----------
    Subtotal...........                             900       27,544      56,711
                                                  -----   ----------  ----------
 Seattle, Washington:
  Canyon Creek.........     1997        N/A         336       14,643      25,217
  Harbour Pointe.......     1997        N/A         229        4,892      15,004
                                                  -----   ----------  ----------
    Subtotal...........                             565       19,535      40,221
                                                  -----   ----------  ----------
      Northwest Region
       Subtotal........                           2,063       61,717     135,317
                                                  -----   ----------  ----------
WEST REGION:
 Orange County,
  California:
  Las Flores Apartment
   Homes...............     1998        N/A         504        8,234      43,894
                                                  -----   ----------  ----------
 Phoenix, Arizona:
  Arrowhead I..........     1998        N/A         272        2,389      17,070
  Miralago I...........     1997        N/A         496       19,440      24,631
  San Palmera..........     1997        N/A         412       21,049      24,337
  San Valiente I.......     1997        N/A         376       16,913      22,010
                                                  -----   ----------  ----------
    Subtotal...........                           1,556       59,791      88,048
                                                  -----   ----------  ----------
 Reno, Nevada:
  Vista Ridge..........     1997        N/A         324       17,595      20,852
 Tucson, Arizona:
  San Ventana I........     1997        N/A         408       23,737      27,249
                                                  -----   ----------  ----------
      West Region
       Subtotal........                           2,792      109,357     180,043
                                                  -----   ----------  ----------
        Total
         Communities
         Under
         Construction..                           5,479   $  186,710  $  348,259
                                                  -----   ----------  ----------

                                                     (see notes following table)

                                                                               TOTAL
                            YEAR ACQUIRED  PERCENTAGE NUMBER OF    PTR       EXPECTED
                           OR COMPLETED(1)   LEASED     UNITS   INVESTMENT INVESTMENT(2)
                           --------------- ---------- --------- ---------- -------------
COMMUNITIES IN PLANNING
 AND OWNED:
      Central Region......                              1,982   $   29,440  $  113,595
                                                       ------   ----------  ----------
      Northwest Region....                                472        6,594      34,506
                                                       ------   ----------  ----------
      West Region.........                                897       12,470      61,055
                                                       ------   ----------  ----------
        Total Communities
         In Planning and
         Owned............                              3,351   $   48,504  $  209,156
                                                       ------   ----------  ----------
LAND HELD FOR FUTURE
 DEVELOPMENT..............                                --    $   30,043  $      --
                                                       ------   ----------  ----------
        Total Multifamily
         Communities
         Owned at
         December 31, 1996.                            51,532   $2,126,818  $2,443,763
                                                       ------   ----------  ----------
NON-MULTIFAMILY:
 San Francisco,
  California:
  Wharf Holiday Inn
   (Hotel)................      1971         100.0%       N/A   $   22,870  $   22,870
 Dallas, Texas:
  Irving Blvd. (Industrial
   Building)..............      1989         100.0        N/A          540         (4)
 El Paso, Texas:
  Vista Industrial
   (Industrial Building)..      1987         100.0        N/A        3,135       3,135
                                             -----     ------   ----------  ----------
      Total/Average Non-
       Multifamily at
       December 31, 1996..                   100.0%       N/A   $   26,545  $   26,005
                                             -----     ------   ----------  ----------
        Total Real Estate
         Owned at
         December 31, 1996.                            51,532   $2,153,363  $2,469,768
                                                       ======   ==========  ==========
JANUARY 1997 OPERATING
 COMMUNITY ACQUISITIONS:
NORTHWEST REGION:
 Seattle, Washington:
  Newport Crossing........      1997           N/A        192          N/A  $   12,279
                                                       ------   ----------  ----------
WEST REGION:
 San Francisco (Bay Area),
  California:
   Reflections............      1997           N/A        496          N/A      52,826
                                                       ------   ----------  ----------
    Total January 1997
     Activity.............                                688          N/A  $   65,105
                                                       ======   ==========  ==========

--------
See footnotes following the table below.

  The following table sets forth certain information with respect to PTR's communities in planning and under control at January 31, 1997 (dollar amounts in thousands). The term "in planning" means that construction is anticipated to commence within 12 months. The term "under control" means that PTR has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities, subject to removal of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired. The unit and total expected investment information shown for communities in planning is based on management's best estimates.

                                                       EXPECTED
                                                        NUMBER   TOTAL EXPECTED
                                                       OF UNITS INVESTMENT(2)(6)
                                                       -------- ----------------
COMMUNITIES IN PLANNING AND UNDER CONTROL:
  Central Region......................................    864       $ 49,196
  Northwest Region....................................  1,508        143,895
  West Region.........................................  1,135         71,440
                                                        -----       --------
    Total.............................................  3,507       $264,531
                                                        =====       ========

--------
  *Community developed by PTR.
#Community is encumbered by a mortgage. See PTR's financial statements incorporated by reference in "Item 8. Financial Statements and Supplementary Data" for additional information on PTR's mortgages payable.
(1) With respect to communities under construction, represents expected completion date.
(2) For operating communities, represents cost, including budgeted renovations, as of January 31, 1997. For communities under construction and in planning, represents total budgeted development cost as of January 31, 1997, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period. The term "in planning" means that construction is anticipated to commence within 12 months.
(3) The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed and in effect for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized," a community is considered "pre-stabilized." See "Item 1. Business--PTR's Operating System and Business Strategy-- Opportunistic Acquisitions."
(4) Property was disposed of during January 1997.
(5) The Inland Empire is a part of the Los Angeles basin. It includes San Bernardino and Riverside counties, which have a total population of approximately three million people.
(6) As of December 31, 1996, PTR's actual investment in these developments was $1.6 million. This amount is reflected in the "Other assets" caption of PTR's balance sheet at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

 Market Information

  The Common Shares are listed on the NYSE under the symbol "PTR." The following table sets forth the high and low sales prices of the Common Shares as reported in the NYSE Composite Tape and cash distributions per Common Share, for the periods indicated.

                                                                       CASH
                                                    HIGH     LOW   DISTRIBUTIONS
                                                   ------- ------- -------------
      1995:
        First Quarter............................. $18 3/8 $16 3/8    $0.2875
        Second Quarter............................  18 1/8  16 5/8     0.2875
        Third Quarter.............................  19 1/4  17         0.2875
        Fourth Quarter............................  20 1/2  17 1/4     0.2875
      1996:
        First Quarter.............................  22 1/4  19 1/4     0.31
        Second Quarter............................  22 3/8  20 1/2     0.31
        Third Quarter.............................  22 5/8  20 1/4     0.31
        Fourth Quarter............................  23 5/8  19         0.31
      1997:
        First Quarter (through March 12)..........  25 1/8  21         0.325

  In addition to the quarterly cash distributions shown above, PTR made the Homestead Distribution on November 12, 1996. The securities distributed in the Homestead Distribution had a market value of $3.032 per Common Share based on the closing prices of such securities on the ASE on November 11, 1996, the day prior to the distribution date. The Homestead Distribution resulted in an adjustment of $3.125 per PTR Common Share ($21.875 before and $18.750 after) on the NYSE on November 12, 1996.

  As of March 10, 1997, PTR had approximately 76,042,168 Common Shares outstanding, approximately 3,050 record holders of Common Shares and approximately 23,500 beneficial holders of Common Shares.

 Distributions

  PTR, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends-paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. PTR's distribution strategy is to distribute what it believes is a conservative percentage of its cash flow, permitting PTR to retain funds for capital improvements and other investments while funding its distributions. PTR has paid 84 consecutive quarterly cash distributions on the Common Shares.

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 10, 1996 Board meeting, the Board announced an increase in the annual distribution level from $1.24 to $1.30 per Common Share and declared the first quarter 1997 distribution of $0.325 per Common Share. The first quarter distribution was paid on February 20, 1997 to shareholders of record on February 7, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed PTR's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as gain from the sale or exchange of that shareholder's Common Shares. PTR annually notifies shareholders of the taxability of distributions paid during the preceding year. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1995 and 1994 and the estimated taxability for 1996:

                                                               1996  1995  1994
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $0.61 $0.92 $0.68
        Capital gains.........................................  0.11   --    --
        Return of capital.....................................  0.52  0.23  0.32
                                                               ----- ----- -----
          Total............................................... $1.24 $1.15 $1.00
                                                               ===== ===== =====

  The Homestead securities distributed by PTR to each holder of Common Shares in the Homestead Distribution were valued at $2.16 per PTR Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

  On July 21, 1994, in addition to the normal Common Share distributions paid, PTR redeemed the shareholder purchase rights issued pursuant to the Rights Agreement dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 was entitled to receive $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994 and was taxable as ordinary income for federal income tax purposes.

  Under federal income tax rules, PTR's earnings and profits are first allocated to its Series A Preferred Shares and Series B Preferred Shares, which increases the portion of the Common Shares distribution classified as return of capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

  For federal income tax purposes, the following summaries reflect the estimated taxability of dividends paid on the Series A Preferred Shares and Series B Preferred Shares, respectively.

                                                               1996  1995  1994
                                                               ----- ----- -----
      Per Series A Preferred Share:
        Ordinary income....................................... $1.47 $1.75 $1.75
        Capital gains.........................................  0.28   --    --
        Return of capital.....................................   --    --    --
                                                               ----- ----- -----
          Total............................................... $1.75 $1.75 $1.75
                                                               ===== ===== =====

                          DATE OF
                        ISSUANCE TO
                  1996   12/31/95
                  ----- -----------
      Per Series
       B
       Preferred
       Share:
        Ordinary
         income.. $1.89   $1.3625
        Capital
         gains...  0.36       --
                  -----   -------
          Total.. $2.25   $1.3625
                  =====   =======

  Due to the increase in the conversion ratio resulting from the Homestead Distribution to holders of Common Shares, holders of Series A Preferred Shares were deemed to have received a distribution of $2.43 on November 12, 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  PTR's tax return for the year ended December 31, 1996 has not been filed, and the taxability information for 1996 is based upon the best available data. PTR's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of PTR for 1996, 1995, 1994, 1993 and 1992. Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto incorporated by reference herein (amounts in thousands, except per share data).

                                      YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1996        1995        1994       1993      1992
                         ----------  ----------  ----------  --------  --------
OPERATIONS SUMMARY:
 Rental income.......... $  322,046  $  262,473  $  183,472  $ 76,129  $ 30,970
 Interest income on
  Homestead Notes.......      2,035         --          --        --        --
 Total revenues.........    326,246     264,873     186,105    78,418    32,779
 Property management
  fees paid to
  affiliates............     11,610       8,912       7,148     3,862     1,424
 REIT management fee
  paid to affiliate.....     22,191      20,354      13,182     7,073     2,711
 General and
  administrative
  expense...............      1,077         952         784       660       436
 Earnings from
  operations(1).........     94,089      81,696      46,719    23,191     9,037
 Gain (loss) on sale of
  investments...........     37,492       2,623         --      2,302       (51)
 Preferred Share cash
  dividends paid........     24,167      21,823      16,100     1,341       --
 Net earnings
  attributable to Common
  Shares................    106,544      62,496      30,619    24,152     8,986
 Common Share cash
  distributions paid....     90,728      76,804      46,121    29,162    13,059
PER SHARE DATA:
 Net earnings
  attributable to Common
  Shares................ $     1.46  $     0.93  $     0.66  $   0.66  $   0.46
 Common Share cash
  distributions paid....       1.24        1.15        1.00      0.82      0.70
 Series A Preferred
  Share cash dividends
  paid..................       1.75        1.75        1.75    0.1458       --
 Series B Preferred
  Share cash dividends
  paid.................. $     2.25  $    1.363         --        --        --
 Weighted-average Common
  Shares outstanding....     73,057      67,052      46,734    36,549    19,435
                                            DECEMBER 31,
                         ------------------------------------------------------
                            1996        1995        1994       1993      1992
                         ----------  ----------  ----------  --------  --------
FINANCIAL POSITION:
 Real estate owned, at
  cost.................. $2,153,363  $1,855,866  $1,296,288  $872,610  $337,274
 Homestead Notes........    176,304         --          --        --        --
 Total assets...........  2,282,432   1,840,999   1,295,778   890,301   342,235
 Line of credit.........    110,200     129,000     102,000    51,500    54,802
 Long-term debt.........    580,000     200,000     200,000       --        --
 Mortgages payable......    217,188     158,054      93,624    48,872    30,824
 Total liabilities......  1,014,924     565,331     455,136   135,284    94,186
 Shareholders' equity... $1,267,508  $1,275,668  $  840,642  $755,017  $248,049
 Number of Common Shares
  outstanding...........     75,511      72,211      50,456    44,645    27,034
                                      YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------
                            1996        1995        1994       1993      1992
                         ----------  ----------  ----------  --------  --------
OTHER DATA:
 Net earnings
  attributable to Common
  Shares................ $  106,544  $   62,496  $   30,619  $ 24,152  $  8,986
 Add (Deduct):
 Depreciation...........     44,887      36,685      24,614    10,509     5,311
 Provision for possible
  loss on investments...        --          420       1,600     2,270       400
 Gain or loss on sale of
  investments...........    (37,492)     (2,623)        --     (2,302)       51
 Extraordinary item--
  loss on early
  extinguishment of
  debt, net.............        739         --          --        --        --
 Homestead Notes--
  related amortization..       (141)        --          --        --        --
 Other (primarily
  provision for loss on
  receivables)..........        --          --          --         87       174
                         ----------  ----------  ----------  --------  --------
 Funds from operations
  attributable to Common
  Shares(2)(3).......... $  114,537  $   96,978  $   56,833  $ 34,716  $ 14,922
                         ==========  ==========  ==========  ========  ========
 Net cash provided by
  operating activities.. $  143,939  $  121,795  $   94,625  $ 49,247  $ 20,252
 Net cash used by
  investing activities..   (360,935)   (294,488)   (368,515) (529,065) (229,489)
 Net cash provided by
  financing activities..    195,720     191,520     276,457   478,345   185,130

--------
(1) Earnings from operations for the years ended December 31, 1995, 1994 and 1993 reflect a $420,000, $1.6 million and a $2.3 million provision, respectively, for possible losses relating to investments in non-multifamily properties.
(2) Funds from operations is defined as net earnings computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) plus depreciation and provision for possible loss on investments and excluding extraordinary items. Management believes that an understanding of funds from operations will enhance the reader's comprehension of PTR's results of operations and cash flows presented in the financial statements and other data in this document. In July 1994, PTR changed to a more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations has been restated to give effect to this policy as if it had been in effect since January 1, 1992. Funds from operations should not be construed as a substitute for "net earnings" in evaluating operating results or as a substitute for "cash flow" in evaluating liquidity and the funds from operations measure presented by PTR may not be comparable to similarly titled measures of other REITs.
(3) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Funds From Operations" for pro forma funds from operations information giving effect to the Homestead transaction as if it had occurred as of January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with PTR's financial statements and notes thereto included in Item 14 of this report.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which PTR operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. PTR undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. PTR's operating results depend primarily on income from multifamily communities, which is substantially influenced by (i) the demand for and supply of multifamily units in PTR's primary target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property-level operations and (iv) the pace and price at which PTR can acquire and develop additional multifamily communities. Capital and credit market conditions which affect PTR's cost of capital also influence operating results.

OVERVIEW

 General

  PTR's results of operations, financial position and liquidity as of and for each of the years in the three-year period ended December 31, 1996 have been influenced primarily by the operations of and investments made in PTR's multifamily communities. PTR's investment activity has been financed through proceeds from debt and equity offerings, proceeds from asset dispositions and internally generated funds. During the three-year period ended December 31, 1996, PTR raised approximately $101.4 million in net proceeds from the issuance of Series B Preferred Shares, $318.1 million in net proceeds from subscription offerings of Common Shares, $572.6 million in net proceeds from the issuance of unsecured, long-term, fixed rate debt and $314.2 million in net proceeds from property dispositions (excluding the Homestead transaction).

  PTR's target market and submarkets have benefited substantially in recent periods from demographic trends (including job and population growth) that increase the demand for multifamily units. Consequently, rental rates for multifamily units have increased more than the inflation rate for the last three years and are expected to continue experiencing such increases for 1997. Expense levels also influence operating results. During 1996, PTR's rental expenses increased but at a lower rate than rental rate increases, producing overall growth in net operating income. During 1995 and 1994, rental expenses as a percentage of rental income decreased slightly. Rental expenses during 1997 are expected to increase at approximately the rate of inflation, which is less than expected rental rate growth.

 Multifamily Investments

  The following table provides an overview of PTR's multifamily portfolio and related investment activity for 1996, 1995 and 1994 (dollar amounts in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
OPERATING COMMUNITIES:
    Communities...............................        142        131        103
    Units.....................................     42,702     38,737     30,182
    Total expected investment(1).............. $1,891,828 $1,515,267 $1,109,188
COMMUNITIES UNDER CONSTRUCTION:
  Starts During Year:
    Communities...............................         13         11         13
    Units ....................................      3,875      3,196      3,468
    Total expected investment(1)..............   $262,547   $179,402   $176,139
  Completions During Year:
    Communities ..............................         13          5          7
    Units ....................................      3,820      1,088      1,986
    Total expected investment(1)..............   $208,332    $52,560   $102,910
  Stabilizations During Year:
    Communities ..............................         12          6          7
    Units ....................................      3,456      1,690      2,178
    Total expected investment(1)..............   $186,426    $73,472   $102,150
  Under Construction at Year-End:
    Communities ..............................         17         17         11
    Units ....................................      5,479      5,424      3,316
    Total expected investment(1)..............   $354,852   $297,549   $170,017
ACQUISITIONS(2):
    Communities ..............................         20         24         20
    Units ....................................      6,448      7,633      6,625
    Total expected investment(1)..............   $417,729   $361,027   $266,066
MULTIFAMILY DISPOSITIONS:
    Communities ..............................         22          1          2
    Units ....................................      6,303        166        538
    Net sales proceeds........................   $285,500     $8,765    $11,807
    Gains.....................................    $37,124     $3,244        --

--------
(1) For operating communities and acquisitions, represents cost, including budgeted renovations, as of each year-end. For communities under construction, represents total budgeted development cost as of each year-end, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) 1995 acquisitions include 17 communities containing 5,579 units with an aggregate purchase price including budgeted renovations of $242.5 million acquired in connection with the March 1995 merger with PACIFIC. See "-- Liquidity and Capital Resources--Merger and Concurrent Subscription Offering."

 Current Development Activity

  PTR believes that development of multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad resident preferences and demographic trends, will continue to provide an important source of long-term cash flow growth. PTR believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of development and acquisition personnel and presence in local markets combined with PTR's access to investment capital.

  The following information on development communities under construction is as of December 31, 1996, except as noted below (dollar amounts in thousands).

                                                            START       ACTUAL OR        EXPECTED
                          NUMBER                TOTAL       DATE    EXPECTED DATE FOR STABILIZATION
                            OF      PTR       EXPECTED    (QUARTER/    FIRST UNITS         DATE          %
                          UNITS  INVESTMENT INVESTMENT(1)   YEAR)   (QUARTER/YEAR)(2) (QUARTER/YEAR) LEASED(3)
                          ------ ---------- ------------- --------- ----------------- -------------- ---------
COMMUNITIES UNDER
 CONSTRUCTION AND IN
 LEASE-UP(4):
NORTHWEST REGION:
 Salt Lake City, Utah:
 Remington..............    288   $16,089     $ 17,095      Q3/95         Q3/96           Q3/97        100.0%
                          -----   -------     --------
WEST REGION:
 Phoenix, Arizona:
 Miralago I.............    496    19,440       24,631      Q4/95         Q4/96           Q2/98        100.0
 San Palmera............    412    21,049       24,337      Q4/95         Q4/96           Q1/98         82.0
                          -----   -------     --------
  Total Phoenix.........    908    40,489       48,968
                          -----   -------     --------
 Reno, Nevada:
 Vista Ridge............    324    17,595       20,852      Q1/96         Q4/96           Q4/97         90.3
                          -----   -------     --------
 Tucson, Arizona:
 San Ventana............    408    23,737       27,249      Q2/95         Q2/96           Q4/97        100.0
                          -----   -------     --------
    Total West Region...  1,640    81,821       97,069
                          -----   -------     --------
     Total in Lease-up..  1,928   $97,910     $114,164
                          -----   -------     --------
OTHER COMMUNITIES UNDER
 CONSTRUCTION(5):
CENTRAL REGION:
 Dallas, Texas:
 Park Meadows...........    368   $ 5,997     $ 17,136      Q3/96         Q2/97           Q2/98          n/a
                          -----   -------     --------
 Houston, Texas:
 Memorial Heights II....    256     9,639       15,763      Q4/96         Q4/97           Q3/98          n/a
                          -----   -------     --------
    Total Central
     Region.............    624    15,636       32,899
                          -----   -------     --------
NORTHWEST REGION:
 Portland, Oregon:
 Arbor Heights..........    348     8,804       22,818      Q2/96         Q2/97           Q2/98          n/a
 Cambridge Crossing.....    250     5,834       15,567      Q3/96         Q3/97           Q3/98          n/a
                          -----   -------     --------
  Total Portland........    598    14,638       38,385
                          -----   -------     --------
 Salt Lake City, Utah:
 Greenpointe Expansion..     32       156        2,332      Q4/96         Q3/97           Q4/97          n/a
 Mountain Shadow
  Expansion.............     88       334        4,726      Q4/96         Q3/97           Q1/98          n/a
 Riverview .............    492    10,965       32,558      Q2/96         Q3/97           Q3/98          n/a
                          -----   -------     --------
  Total Salt Lake City..    612    11,455       39,616
                          -----   -------     --------
 Seattle, Washington:
 Canyon Creek...........    336    14,643       25,217      Q2/96         Q1/97           Q2/98          n/a
 Harbour Pointe.........    229     4,892       15,004      Q3/96         Q3/97           Q2/98          n/a
                          -----   -------     --------
  Total Seattle.........    565    19,535       40,221
                          -----   -------     --------
    Total Northwest
     Region.............  1,775    45,628      118,222
                          -----   -------     --------

                                                                    ACTUAL OR
                                                                    EXPECTED     EXPECTED
                                                           START    DATE FOR   STABILIZATION
                         NUMBER INVESTMENT     TOTAL       DATE    FIRST UNITS     DATE
                           OF    COST TO     EXPECTED    (QUARTER/  (QUARTER/    (QUARTER/       %
                         UNITS     DATE    INVESTMENT(1)   YEAR)    YEAR)(2)       YEAR)     LEASED(3)
                         ------ ---------- ------------- --------- ----------- ------------- ---------
WEST REGION:
 Orange County,
  California:
 Las Flores Apartment
  Homes.................   504   $  8,234    $ 43,894      Q4/96      Q4/97        Q4/98        n/a
                         -----   --------    --------
 Phoenix, Arizona:
 Arrowhead I............   272      2,389      17,070      Q3/96      Q3/97        Q3/98        n/a
 San Valiente...........   376     16,913      22,010      Q2/96      Q1/97        Q4/97        n/a
                         -----   --------    --------
  Total Phoenix.........   648     19,302      39,080
                         -----   --------    --------
    Total West Region... 1,152     27,536      82,974
                         -----   --------    --------
     Total Other........ 3,551   $ 88,800    $234,095
                         -----   --------    --------
       Total Communities
        Under
        Construction.... 5,479   $186,710    $348,259
                         =====   ========    ========

--------
(1) Represents total budgeted development cost as of January 31, 1997, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents the date that the first completed units were made available for leasing (or are expected to be made available for leasing). PTR begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on total units completed and is as of January 31, 1997.
(4) A development community is considered in "lease-up" once the first units are delivered.
(5) Lease-up has not yet commenced.

  There are risks associated with PTR's development and construction activities which include: development and acquisition opportunities explored may be abandoned; construction costs of a community may exceed original estimates due to increased material, labor or other expenses, which could make completion of the community uneconomical; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not be sufficient to make the community profitable; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary land-use, building, occupancy and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect PTR's ability to achieve its projected yields on communities under development or redevelopment.

  To mitigate these risks, PTR obtains zoning and municipal approvals prior to purchasing land. Furthermore, PTR does not take construction risk, but instead uses qualified third-party general contractors to build its communities, using guaranteed maximum price contracts. PTR cannot eliminate all development risk, but believes that the opportunities to better control product and realize higher returns from development communities compensate for the limited risk.

 Recent Acquisitions

  In addition to its development activity, PTR completed the acquisition of $486.1 million of operating multifamily communities, representing a total of 7,136 units, in 1996 and through January 31, 1997. The communities PTR acquired are listed in the table below (dollar amounts in thousands):

                                                           TOTAL
                                                         EXPECTED    ACQUISITION
                                                 UNITS INVESTMENT(1)    DATE
                                                 ----- ------------- -----------
   NORTHWEST REGION:
    Portland, Oregon:
     Brighton...................................   233   $ 12,117     08/16/96
     Timberline.................................   130      7,411     04/17/96
    Salt Lake City, Utah:
     Fox Creek..................................   186      8,303     12/17/96
     Summertree.................................   240     10,555     10/29/96
    Seattle, Washington:
     Clubhouse..................................   194      8,725     12/19/96
     Newport Crossing...........................   192     12,279     01/10/97
                                                 -----   --------
       Total Northwest Region................... 1,175   $ 59,390
                                                 -----   --------
   WEST REGION:
    Albuquerque, New Mexico:
     Telegraph Hill.............................   200   $  8,607     10/15/96
    Inland Empire, California:
     The Crossing...............................   296     15,545     05/21/96
     Mission Springs & Villas...................   736     39,925     05/31/96
     Westcourt Village..........................   515     15,794     03/27/96
     Woodsong Village...........................   262     12,841     08/28/96
    Orange County, California:
     Newpointe..................................   160      9,808     07/10/96
     Villa Marseille............................   192     13,860     11/13/96
    San Diego, California:
     Club Pacifica..............................   264     14,749     04/23/96
     El Dorado Hills............................   448     31,188     08/30/96
     Ocean Crest................................   300     16,450     03/29/96
     The Palisades..............................   296     32,160     11/27/96
    San Francisco (Bay Area), California:
     Ashton Place...............................   948     84,200     09/16/96
     Harborside.................................   148     21,691     12/31/96
     Quail Ridge................................   396     19,327     06/13/96
     Redwood Shores.............................   304     37,754     09/20/96
     Reflections................................   496     52,826     01/27/97
                                                 -----   --------
       Total West Region........................ 5,961   $426,725
                                                 -----   --------
         Total.................................. 7,136   $486,115
                                                 =====   ========

--------
(1) Represents cost, including budgeted renovations, as of January 31, 1997.

  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the cost of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate, as well as general investment risks associated with any new real estate investment. Although PTR undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after the community is acquired, which could significantly increase PTR's total acquisition costs.

  These risks are partially mitigated and managed by the extensive market research and rigorous due diligence process performed in connection with every community considered. These factors combined with PTR's extensive market experience throughout its target market and methodical approval process have proven PTR's ability to select investments that have a high probability of meeting or exceeding underwritten expectations.

 Non-Multifamily Properties

  In addition to multifamily investment activity, PTR had developed and operated extended-stay lodging facilities under the Homestead Village(R) name since 1992. On October 17, 1996, PTR contributed its Homestead Village(R) properties to Homestead, a newly formed company, in exchange for Homestead common stock. As of the contribution date, the Homestead Village(R) properties constituted approximately 7.1% of PTR's total assets, at cost. Additionally, the Homestead Village(R) properties generated approximately 8.2% of PTR's net operating income from January 1, 1996 to October 17, 1996 and approximately 5.9% and 3.5% of PTR's 1995 and 1994 net operating income, respectively. See "--Liquidity and Capital Resources--Homestead Transaction" for further information.

  PTR will continue to aggressively manage its non-multifamily properties in order to maximize cash flow, and may sell its remaining non-multifamily properties as opportunities arise. As of January 31, 1997, PTR owned two non-multifamily properties, including a 338-room, five-story hotel located in the Fisherman's Wharf area of San Francisco, California, which is leased to Holiday Inns of America, Inc. Excluding the Homestead Village(R) properties, approximately 1% of PTR's total 1996 rental income and less than 2% of 1995 and 1994 rental income was generated by non-multifamily properties.

RESULTS OF OPERATIONS

  Net earnings for 1996, 1995 and 1994 were $130.7 million, $84.3 million and $46.7 million, respectively. Net earnings increased $46.4 million (55%) in 1996 over 1995 and $37.6 million (81%) in 1995 over 1994. These increases related primarily to net increases in the number of multifamily operating communities from new acquisitions and developments and, in 1996, substantial gains from dispositions. A discussion of the major components of the increases in net earnings follows.

 Property Operations

  The following table summarizes the net operating income generated from multifamily and non-multifamily property operations (in thousands).

                                        1996   CHANGE    1995   CHANGE    1994
                                      -------- ------- -------- ------- --------
   Rental income..................... $322,046 $59,573 $262,473 $79,001 $183,472
                                      -------- ------- -------- ------- --------
   Rental expenses...................   89,550  15,742   73,808  18,036   55,772
   Real estate taxes.................   26,962   5,636   21,326   5,233   16,093
   Property management
    fees paid to affiliates..........   11,610   2,698    8,912   1,764    7,148
                                      -------- ------- -------- ------- --------
   Operating expenses................  128,122  24,076  104,046  25,033   79,013
                                      -------- ------- -------- ------- --------
   Net operating income ("NOI")...... $193,924 $35,497 $158,427 $53,968 $104,459
                                      ======== ======= ======== ======= ========
   NOI/Rental income.................    60.2%  (0.2)%    60.4%    3.5%    56.9%
                                      ======== ======= ======== ======= ========

  The increases in rental income resulted primarily from net increases in the number of multifamily operating communities during each respective period and collections growth. The percentage of PTR's total rental income generated by multifamily communities was 91.1%, 93.7% and 94.3% for 1996, 1995 and 1994, respectively. This percentage is expected to increase in future periods due to ongoing multifamily investment activities, the periodic sale of non-multifamily properties and the October 17, 1996 contribution of PTR's Homestead Village(R) properties to Homestead, a newly formed company. At December 31, 1996, multifamily investments comprised 98.9% of PTR's total real estate portfolio, based on total expected investment. Rental income increases were partially offset by the additional operating expenses associated with the increase in operating communities. Overall, NOI as a percentage of rental income improved from 1994 to 1995 and remained relatively level from 1995 to 1996 as a greater percentage of PTR's portfolio became stabilized.

  PTR categorizes operating multifamily communities (which include all communities not under development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized," a community is considered "pre-stabilized." Approximately 74.4%, 87.2% and 82.3% of PTR's operating multifamily portfolio was classified as stabilized as of December 31, 1996, 1995 and 1994, respectively, based on total expected investment. The December 31, 1996 stabilized percentage was lower than the stabilized percentage throughout most of 1996 due to above average acquisition activity in the fourth quarter of 1996. Using a weighted-average percentage based on total expected investment at the end of each quarter, approximately 81.1%, 82.8% and 64.4% of PTR's operating multifamily portfolio was classified as stabilized during 1996, 1995 and 1994, respectively.

  The full impact of additional net operating income from PTR's multifamily development activities, and to a lesser extent, PTR's acquisition activities, is not reflected until after the communities are stabilized. Initially these investment activities are dilutive when compared to the results of operations that would occur if these investments were yielding a stabilized return; however, they are an important source of PTR's long-term growth.

  During the construction period for communities developed by PTR, there is no operating income; therefore, the only contribution to net earnings and funds from operations from units under construction results from the capitalization of interest. The capitalization of interest ceases for all units in a building once the building is completed and units are placed in service. Operating expenses, including pre-opening marketing costs, are expensed and typically exceed rental revenues during the early stages of lease-up. As the lease-up process continues, net operating income becomes positive and the return on investment approaches a stabilized yield. However, the net operating income generated during the lease-up period is less than the income that is expected to be earned when the community is stabilized. Therefore, development communities are dilutive during the construction period and until the property reaches stabilization, which generally is achieved 18 to 24 months after construction commences. Despite this short-term dilutive impact, PTR has demonstrated that its development activities contribute significantly to long-term performance as the communities achieve stabilization.

 Multifamily Communities Fully Operational Throughout Consecutive Periods

  For the 93 multifamily communities which were fully operational throughout both 1996 and 1995, property-level net operating income increased 3.31% in 1996 over 1995. The increase in net operating income resulted from a 2.81% rental revenue increase and a 2.08% increase in rental expenses for such communities. For the 79 multifamily communities fully operating throughout both 1995 and 1994, property-level net operating income increased 7.8% in 1995 over 1994. The increase in net operating income resulted from a 3.7% rental revenue increase and a 1.5% decrease in rental expenses for such communities. The following tables illustrate the performance of PTR's communities which were fully operational for consecutive years ("same store communities") and the same store community information by region and market (dollar amounts in thousands):

                                            FULLY OPERATIONAL FULLY OPERATIONAL
                                            COMMUNITIES AS OF COMMUNITIES AS OF
                                             JANUARY 1, 1995   JANUARY 1, 1994
                                            ----------------- -----------------
   PORTFOLIO:
     Communities...........................              93                79
     Units.................................          27,765            21,605
     Total expected investment(1)..........      $1,039,774          $758,749
     % of total PTR portfolio(2)...........           46.28%            41.85%
   OPERATING PERFORMANCE:                     1996 VS. 1995     1995 VS. 1994
                                              -------------     -------------
     Collections growth(3).................            2.81%             3.70%
     Property operating expense growth
     (decrease)(4).........................            2.08%            (1.51)%
     Net operating income growth(5) .......            3.31%             7.75%
   SUMMARY INFORMATION:                           1996              1995
                                              -------------     -------------
     Average physical occupancy............           94.72%            94.36%
     Property operating expense ratio(6)...           40.10%            40.39%
     Average rental rate per unit(7).......            $605              $589
     Recurring capital expenditures per
      unit.................................            $239              $142

                                                           COLLECTIONS   1/1/95 SAME STORE    TOTAL PTR PORTFOLIO
                         AVERAGE PHYSICAL AVERAGE PHYSICAL GROWTH 1996 COMMUNITIES INVESTMENT    INVESTMENT %
                          OCCUPANCY 1996   OCCUPANCY 1995  VS. 1995(3)     % BY MARKET(2)        BY MARKET(2)
                         ---------------- ---------------- ----------- ---------------------- -------------------
CENTRAL REGION:
  Austin, Texas.........      95.39%           95.75%          3.34%             5.79%                4.65%
  Dallas, Texas.........      95.92            96.10           5.53              6.71                 3.86
  Denver, Colorado......      96.43            96.29           2.83              8.77                 4.61
  El Paso, Texas........      93.43            91.83           0.95              6.20                 4.45
  Houston, Texas........      96.02            92.53           6.17              9.60                 7.29
  San Antonio, Texas....      92.58            93.64          (1.32)            11.33                 6.37
                              -----            -----          -----            ------               ------
    Total Central
     Region.............      94.73%           94.11%          2.63%            48.40%               31.23%
                              -----            -----          -----            ------               ------
NORTHWEST REGION:
  Portland, Oregon......      93.72%           96.04%         (1.45)%            7.04%                6.71%
  Salt Lake City, Utah..      94.79            94.43           5.30              1.12                 4.94
  Seattle, Washington...      94.81            93.53           5.77              2.62                 5.82
                              -----            -----          -----            ------               ------
    Total Northwest
     Region.............      94.12%           95.25%          0.97%            10.78%               17.47%
                              -----            -----          -----            ------               ------
WEST REGION:
  Albuquerque, New
   Mexico...............      94.71%           95.25%         (0.95)%            5.05%                5.80%
  Las Vegas, Nevada.....      94.99            92.54           4.89             11.54                 5.34
  Northern
   California(8)........        --               --             --                --                  8.99
  Phoenix, Arizona......      95.23            95.53           5.78             15.12                12.95
  Southern California...      95.33            94.29           5.60              2.78                12.82
  Tucson, Arizona.......      93.61            94.30          (2.18)             3.29                 2.73
                              -----            -----          -----            ------               ------
    Total West Region...      94.91%           94.45%          3.74%            37.78%               48.63%
                              -----            -----          -----            ------               ------
    Other Markets.......      94.35%           95.06%          0.61%             3.04%                2.67%
                              -----            -----          -----            ------               ------
      Total.............      94.72%           94.36%          2.81%           100.00%              100.00%
                              =====            =====          =====            ======               ======

--------
(1) Represents cost, including budgeted renovations.
(2) Based on total expected investment.
(3) Represents percentage growth in actual rental income, net of vacancies, bad debts and concessions.
(4) Includes rental expenses, management fees, real estate taxes and property management fees.
(5) Represents growth in total rental income less property operating expenses (excluding depreciation and interest expense).
(6) Represents property operating expenses as a percentage of rental income.
(7) Represents weighted-average "asking rents" during each period.
(8) PTR entered this market subsequent to January 1, 1995; therefore, there are no communities for the same store comparison.

 Homestead Operations and Interest Income

  Prior to the Homestead transaction described below in "--Liquidity and Capital Resources--Homestead Transaction," which closed on October 17, 1996, PTR developed and operated Homestead Village(R) properties. Following is a summary of the operations related to these properties:

                                                                   DECEMBER 31,
                                                       OCTOBER 17, -------------
                                                          1996      1995   1994
                                                       ----------- ------ ------
      Number of operating properties..................        29       20     12
      Net operating income for period beginning
       January 1, (in thousands)......................   $13,294   $9,314 $3,652

  The increase in net operating income in each period is primarily attributable to the increase in the number of operating properties from period to period as a result of significant development activity.

  During 1996, PTR recorded $2.0 million in interest income ($1.9 million for purposes of calculating funds from operations) from the Homestead Notes received on October 17, 1996 in connection with the Homestead transaction and Homestead Notes received thereafter in connection with additional fundings of Homestead development activity. Homestead interest income will increase in future periods as PTR continues to fund Homestead's development activity up to its $198.8 million funding commitment and since the Homestead Notes were outstanding for less than one quarter during 1996. Following is a summary of Homestead fundings during 1996 (in thousands).

      Funded balance as of October 17, 1996........................... $ 75,946
      Additional amount funded through December 31, 1996..............   25,242
                                                                       --------
      Funded balance as of December 31, 1996.......................... $101,188
                                                                       ========

  PTR deducts from net earnings the interest income related to the amortization of discounts and warrant-related deferred revenue in calculating funds from operations. Therefore, the effective interest rate on the Homestead Notes as a percentage of the "funded" balance for purposes of calculating funds from operations is approximately 10.7% per annum as compared to approximately 12.4% per annum for purposes of calculating net earnings.

  PTR expects to complete the funding of the remaining $97.6 million under its funding commitment in 1997 and the first half of 1998.

 Depreciation Expense

  The increases in depreciation expense reflected in each year of the three-year period resulted primarily from the increase in the number of operating communities partially offset by dispositions and, in 1996, the contribution of PTR's Homestead Village(R) properties to Homestead.

 Interest Expense

  The following table summarizes PTR's interest expense (in thousands).

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1996      1995     1994
                                                    --------  --------  -------
      Line of credit............................... $  9,813  $  5,749  $ 6,097
      Unsecured long-term debt.....................   29,308    14,480   12,941
      Mortgage.....................................   13,108    11,096    6,433
      Capitalized interest.........................  (16,941)  (11,741)  (6,029)
                                                    --------  --------  -------
          Total interest expense................... $ 35,288  $ 19,584  $19,442
                                                    ========  ========  =======

  Line of credit interest expense increased $4.1 million in 1996 as compared with 1995 and decreased $0.3 million in 1995 as compared with 1994. The increase in 1996 as compared to 1995 resulted from higher outstanding balances and an increase in amortization of additional loan costs (administrative fees, renewal fees and legal fees) relating to PTR's revolving credit facility, which were offset in part by lower interest rates.

  Interest expense on senior, unsecured, long-term, fixed rate debt ("Notes") increased for 1996 as compared with 1995, resulting from the issuance of $150 million of Notes in February 1996, the issuance of $100 million of Notes in August 1996 and the issuance of $130 million of Notes in October 1996. Interest expense increased for 1995 as compared with 1994, as a result of the issuance of $200 million of Notes in February 1994.

  Mortgage interest expense increased $2.0 million in 1996 as compared with 1995, and $4.7 million in 1995 as compared with 1994. These increases are the result of additional weighted-average debt outstanding due to mortgage assumptions related to acquisitions which were partially offset by prepayments.

  The increases in interest expense were offset by increases in capitalized interest of $5.2 million in 1996 over 1995 and $5.7 million in 1995 over 1994. The increase in capitalized interest is primarily attributable to increased levels of multifamily development activity in each year.

 REIT Management Fee Paid to Affiliate

  The REIT Management fee paid by PTR increased by $1.8 million in 1996 over 1995 and $7.2 million in 1995 over 1994. These increases are attributable to the fact that the REIT Management fee paid by PTR generally fluctuates with the level of PTR's pre-REIT Management fee cash flow, which increased substantially throughout the same period (see "--REIT Management Agreement" below). In the future, as PTR arranges additional unsecured long-term debt and nonconvertible preferred share financing and as additional fundings of the Homestead Notes occur, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations. This decline will result from the fact that actual or assumed regularly scheduled principal payments associated with the unsecured long-term debt and distributions actually paid with respect to any nonconvertible preferred shares are deducted from the cash flow amount on which the REIT Management fee is based. Similarly, interest income from the Homestead convertible mortgage notes is not included in the cash flow amount in determining the REIT Management fee. See "Item 1. Business--Security Capital Pacific Trust" for a description of a proposal that PTR has received from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares.

 Gains and Provision for Loss on Real Estate and Investments

  Each year, REIT Management formulates operating and capital plans based on an ongoing active review of PTR's portfolio. Based in part upon the market research provided by Security Capital Investment Research and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view no longer meet PTR's long-term investment objectives. The proceeds from these selected dispositions will be redeployed, typically through tax-deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As a result of this asset optimization strategy, PTR disposed of 22 multifamily communities and one industrial building during 1996, representing aggregate net proceeds of $291.1 million, and disposed of one multifamily property in the fourth quarter of 1995, representing net proceeds of $8.8 million. For federal income tax purposes, the majority of the dispositions were structured as tax-deferred exchanges which deferred gain recognition. For financial reporting purposes, however, the transactions qualified for profit recognition and aggregate gains of $37.5 million and $2.6 million were recorded for 1996 and 1995, respectively.

  Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of ("SFAS No. 121"), adopted by PTR effective January 1, 1996, establishes accounting standards for the review of long-lived assets to be held and used for impairment whenever the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, PTR did not recognize any losses on the date it adopted SFAS No. 121.

  As part of PTR's asset optimization strategy, 19 multifamily communities and two non-multifamily properties were held for disposition as of December 31, 1996. The aggregate carrying value of properties held for disposition was $178.9 million at December 31, 1996. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Such properties are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all properties during 1997 and redeploy the net proceeds from such dispositions primarily through tax-deferred exchanges into the acquisition of multifamily communities. The earnings from operations for properties held for disposition which are included in PTR's earnings from operations for 1996, 1995 and 1994 were $15.8 million, $15.3 million and $10.5 million, respectively.

  PTR's other real estate investments are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss of $220,000 and $1,600,000 during 1995 and 1994, respectively, relating to a non-multifamily investment which was subsequently sold in October 1995. Also, during 1995 it was determined that PTR could potentially be liable for certain maintenance items under the terms of a 1993 master lease agreement on a non-multifamily property which resulted in the recording of an estimated provision for loss of $200,000. The recording of a provision for loss has no impact on cash flow from operating activities. As of December 31, 1996, PTR's real estate investments were carried at depreciated cost, which is not in excess of fair market value.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  During 1996, PTR prepaid $25.8 million in mortgage notes payable. Such early extinguishment of debt resulted in prepayment penalties and a write-off of unamortized loan costs in the aggregate of $870,000 which was recorded as an extraordinary item for 1996.

ENVIRONMENTAL MATTERS

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence procedures, PTR has conducted Phase I environmental assessments on each community prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations. PTR is not aware of any environmental condition on any of its communities that is likely to have a material adverse effect on PTR's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  PTR considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service, Homestead funding obligation and shareholder distribution requirements.

 Operating Activities

  Net cash flow provided by operating activities increased by $22.1 million (18.2%) for 1996 as compared to 1995 and $27.2 million (28.7%) for 1995 as compared to 1994. These increases are due primarily to multifamily property acquisitions and developments as described under "--Overview" and "--Results of Operations" above and, to a lesser extent, cash flow growth in communities fully operating in both comparative years.

 Investing and Financing Activities

  During 1996, 1995 and 1994, PTR invested cash of $628.6 million, $311.6 million and $380.7 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "--Overview" above. The $628.6 million invested in 1996 was financed primarily from $291.1 million of net proceeds received from property dispositions and proceeds from the issuance of $380 million of unsecured long-term debt. The $311.6 million invested in 1995 was financed primarily from $216.3 million of net proceeds from the sale of Common Shares and $101.3 million of net proceeds from the sale of Series B Preferred Shares. The $380.7 million invested in 1994 was financed primarily from $101.1 million of net proceeds from the sale of Common Shares and proceeds from the issuance of $200 million of unsecured long-term debt.

  Other significant financing activity included the payment of $114.9 million, $98.6 million and $62.2 million in Common and Preferred Share distributions and dividends for 1996, 1995 and 1994, respectively. The increases in these distributions and dividends from year to year reflect the sale of additional Common Shares issued in 1995 and 1994 and the impact of the Series B Preferred Shares issued in 1995.

  In addition to the cash financing and investing activities described above, in March 1995, PTR issued 8,468,460 Common Shares valued at $138.7 million, assumed $51.9 million in outstanding line of credit debt and assumed $54.4 million in mortgage debt in exchange for all of PACIFIC's common stock. Mortgage debt assumed in connection with other multifamily property acquisitions aggregated $104.2 million, $12.1 million and $56.6 million for 1996, 1995 and 1994, respectively.

 Credit Facilities

  PTR has a $350 million unsecured revolving line of credit with TCB, as agent for a group of financial institutions (collectively, the "Lenders"). At March 10, 1997, there were approximately $151.5 million of borrowings outstanding on this line of credit. The line of credit matures August 1998 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.25% at March 10, 1997) or the federal funds rate plus 0.50% or at PTR's option, LIBOR (5.4375% at March 10, 1997) plus 1.125% (6.5625% at March 10, 1997). The spread over LIBOR can vary from LIBOR plus 0.75% to LIBOR plus 1.50% based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $396,000, $502,000 and $224,000 for 1996, 1995 and 1994, respectively.

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
      Borrowings outstanding at December 31......... $ 99,750 $129,000 $102,000
      Weighted-average daily borrowings............. $112,248 $ 51,858 $ 59,890
      Weighted-average daily nominal interest rate..     7.3%     8.0%     7.0%
      Weighted-average daily effective interest
       rate.........................................     8.8%    11.1%    10.6%

  On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with TCB. The loan matures September 9, 1997 and bears interest at an overnight rate, which has ranged from 5.80% to 7.50%. At March 10, 1997, there were $6.6 million of borrowings outstanding under this agreement.

  On March 10, 1997, PTR borrowed $60 million under a short-term borrowing agreement with a financial institution. The loan matures on September 10, 1997, but provides for early repayment at PTR's option on the 10th day of each month during the term. Interest is payable monthly at an annual rate of LIBOR plus 0.60% (6.0375% at March 10, 1997). These proceeds were used to repay borrowings under PTR's line of credit.

  The aggregate amount of borrowings outstanding under all of PTR's credit facilities on March 10, 1997 was $218.1 million.

 Long-Term Debt

  As of December 31, 1996, PTR has issued a total of $580 million of Notes, which bear interest at a specified rate per annum, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of multifamily communities and to repay revolving credit balances incurred for such purposes. The following table summarizes the Notes:

                                  ISSUANCE           AVERAGE EFFECTIVE
                                    AND                INTEREST RATE,   AVERAGE
                                OUTSTANDING  AVERAGE INCLUDING OFFERING ORIGINAL
                                 PRINCIPAL   COUPON    DISCOUNTS AND      LIFE
          DATE OF ISSUANCE         AMOUNT     RATE     ISSUANCE COSTS   (YEARS)
          ----------------      -----------  ------- ------------------ --------
      October 21, 1996......... $130 million 7.350%        7.500%         6.85
      August 6, 1996...........  100 million 7.840         7.950         15.60
      February 23, 1996........  150 million 7.710         7.840         15.50
      February 8, 1994.........  200 million 7.240         7.370         14.25
                                ------------ ------        ------        -----
          Total/Average         $580 million 7.500%        7.620%        12.03
                                ============ ======        ======        =====

  The Notes, other than a $15 million tranche of 6.500% Notes issued October 21, 1996 and due 2026 (the "6.500% Notes"), are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 6.500% Notes may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest. If the holders do not exercise their right to require PTR to repay the 6.500% Notes on October 15, 1999, they may be repaid at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture agreement.

 Mortgages Payable

  The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                      1996      1995     1994
                                                    --------  --------  -------
      Balances at January 1........................ $158,054  $ 93,624  $48,872
       Notes originated or assumed.................  104,176    66,481   56,624
       Principal payments and prepayments..........  (45,042)   (2,051) (11,872)
                                                    --------  --------  -------
      Balances at December 31...................... $217,188  $158,054  $93,624
                                                    ========  ========  =======

  The overall effective interest rate of PTR's mortgages as of December 31, 1996 was 7.60%.

 Scheduled Debt Maturities

  As of December 31, 1996, approximate principal payments due during each of the years in the 20-year period ending December 31, 2016 are as follows (in thousands):

                                                            SHORT TERM
                                UNSECURED      UNSECURED    BORROWING
                    MORTGAGES LONG-TERM DEBT LINE OF CREDIT AGREEMENT   TOTAL
                    --------- -------------- -------------- ---------- --------
      1997......... $ 15,266     $    --        $   --       $10,450   $ 25,716
      1998.........   40,012          --         99,750          --     139,762
      1999.........   12,790       30,000           --           --      42,790
      2000.........   29,799          --            --           --      29,799
      2001.........   11,280       12,500           --           --      23,780
      2002.........   17,348       32,500           --           --      49,848
      2003.........    1,752       38,750           --           --      40,502
      2004.........    1,903       38,750           --           --      40,653
      2005.........    2,066       38,750           --           --      40,816
      2006.........    2,241       38,750           --           --      40,991
      2007.........   13,528       18,750           --           --      32,278
      2008.........   18,863       38,750           --           --      57,613
      2009.........    1,603       36,250           --           --      37,853
      2010.........    1,732       38,750           --           --      40,482
      2011.........    1,871       25,000           --           --      26,871
      2012.........    2,022       30,000           --           --      32,022
      2013.........    2,185       35,000           --           --      37,185
      2014.........    2,361       42,500           --           --      44,861
      2015.........    2,551       40,000           --           --      42,551
      2016.........    2,756       45,000           --           --      47,756
      Thereafter...   33,259          --            --           --      33,259
                    --------     --------       -------      -------   --------
      Total........ $217,188     $580,000       $99,750      $10,450   $907,388
                    ========     ========       =======      =======   ========

 Covenants

  PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum loan to value ratios. PTR was in compliance with all covenants pertaining to its debt instruments at December 31, 1996.

 Commitments and Contingencies

  At January 31, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for new development communities with an estimated 3,507 multifamily units at a total budgeted development cost of $264.5 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 964 additional operating multifamily units with a total expected investment of $77.2 million, including budgeted renovations. At January 31, 1997, PTR had unfunded development commitments for developments under construction of $158.8 million. For a description of unfunded commitments in connection with the Homestead transaction, see "--Homestead Transaction" below.

  PTR expects to finance these activities and other future investment and operating needs with cash on hand, borrowings under its credit facilities and disposition proceeds from its asset optimization strategy, prior to arranging long-term capital. The credit facilities will facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. As of March 10, 1997, there were approximately $218.1 million of borrowings outstanding under all of PTR's credit facilities. Other sources of future liquidity and financial flexibility include $170 million in shelf-registered securities which can be issued in the form of unsecured long-term debt or preferred shares on an as-needed basis, subject to PTR's ability to effect an offering on satisfactory terms. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 36.9% at December 31, 1996, provides considerable flexibility to prudently increase its capital base by utilizing long-term debt as a financing tool in the future.

  From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings in order to manage well-defined interest rate risk. In anticipation of a 1997 debt offering, PTR entered into interest rate contracts in 1996 with notional amounts aggregating $50 million which PTR plans to terminate when the anticipated offering is completed. As of March 10, 1997, the fair market value of these contracts was an unrealized loss of approximately $69,250. The gain or loss ultimately realized upon termination of the hedge will be deferred and amortized into interest expense over the term of the related debt.

 Homestead Transaction

  On October 17, 1996, PTR, ATLANTIC, Security Capital Group and Homestead consummated a merger agreement pursuant to which each of PTR, ATLANTIC and Security Capital Group contributed, through a series of merger transactions, all of their respective assets related to their Homestead Village(R) extended-stay lodging assets to Homestead, a newly formed company. In connection with the transaction, PTR and ATLANTIC entered into funding commitment agreements to finance the development of certain Homestead properties.

  PTR contributed 54 Homestead Village(R) properties (or the rights to acquire such properties) ("Homestead Assets") to Homestead in exchange for 9,485,727 shares of Homestead common stock. Simultaneously, PTR received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share in exchange for entering into a funding commitment agreement. In this agreement, PTR agreed to provide up to $198.8 million in secured financing for developments to Homestead in exchange for up to $221.3 million in Homestead Notes, including those existing on the properties at the transaction date.

  The Homestead Notes were created under a master facility providing for aggregate fundings of up to $198.8 million in exchange for notes with a face amount of up to $221.3 million. Under the terms of the funding commitment agreement, PTR receives approximately $1.00 in principal amount of Homestead Notes for every $.90 funded (i.e., the Homestead Notes are issued at a discount). The discount is amortized into interest income over the term of the Homestead Notes using a method which approximates the effective interest method. Maximum fundings are established for each individual development project and specific liens are recorded to secure payment. The Homestead Notes are cross-collateralized, which enables PTR to foreclose or take possession of any one or more of the underlying properties upon the occurrence of an event of default. The Homestead Notes require semi-annual interest-only payments at 9% per annum of the face amount of the Homestead Notes outstanding, are callable at the option of Homestead after 5 years and mature on October 31, 2006.

  The Homestead Notes are convertible into Homestead common stock after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding, subject to adjustment. The initial value attributed to the conversion feature has been recorded as an additional component of the Homestead Notes' balance and the corresponding discount is being amortized into interest income over the term of the Homestead Notes using a method which approximates the effective interest method. The difference between the fair value of the Homestead Notes (assuming conversion), based upon the closing price of $18.00 of Homestead's common stock on the ASE at December 31, 1996, and the amortized cost of the Homestead Notes is reflected as an additional component of the Homestead Notes' balance and as an unrealized holding gain.

  PTR also received warrants to purchase Homestead common stock in exchange for entering into the funding commitment agreement. The warrants were distributed to PTR shareholders with the Homestead common stock in the Homestead Distribution. The benefit associated with the receipt of the Homestead warrants has been recorded as deferred revenue which is included in accrued expenses and other liabilities and is being amortized into interest income using a method which approximates the effective interest method over the term of the Homestead Notes.

  PTR deducts from net earnings the interest income related to the amortization of discounts and warrant-related deferred revenue in calculating funds from operations. Therefore, the effective interest rate on the Homestead Notes as a percentage of the "funded" balance for purposes of calculating funds from operations is approximately 10.7% per annum as compared to approximately 12.4% per annum for purposes of calculating net earnings.

  Through February 28, 1997, PTR had funded $111.4 million of its funding commitment. This leaves a remaining commitment under the funding commitment agreement of approximately $87.4 million, which will be provided to Homestead to fund developments as needed on development properties contributed by PTR.

  During 1997 and the first half of 1998, PTR expects to complete the funding of the Homestead Notes which are convertible into Homestead common stock at a price of $11.50 per share. PTR's ownership of the Homestead Notes, assuming full funding and conversion, would result in the following incremental value per PTR Common Share as of December 31, 1996 (in thousands, except per share amounts):

      Homestead common stock price (at 12/31/96)......................  $  18.00
      Conversion price................................................  $  11.50
                                                                        --------
        Incremental value per share of Homestead common stock.........  $   6.50
      Shares of Homestead common stock upon conversion (at full
       funding).......................................................    19,246
                                                                        --------
        Total incremental value from conversion.......................  $125,099
      PTR Common Shares outstanding (at 12/31/96).....................    75,511
                                                                        --------
        Assumed incremental value per PTR Common Share at December 31,
         1996.........................................................  $   1.66
                                                                        ========

  Upon full funding of the Homestead Notes and after giving effect to the Homestead Distribution described below, PTR's conversion rights would represent a 34.7% ownership interest in Homestead. This ownership interest assumes no further equity offerings by Homestead, conversion of all Homestead Notes by PTR and ATLANTIC and exercise of all outstanding warrants.

  PTR's Homestead common stock and warrants to acquire additional common stock were distributed on November 12, 1996 to holders of record of Common Shares on October 29, 1996. Each PTR shareholder received 0.125694 shares of Homestead common stock and 0.084326 warrants per PTR Common Share plus cash for fractional shares and warrants in the Homestead Distribution.

 Merger and Concurrent Subscription Offering

  On March 23, 1995, PTR consummated a merger (the "Merger") of PACIFIC with and into PTR. PACIFIC was a private multifamily REIT controlled by Security Capital Group. In the Merger, each outstanding share of PACIFIC common stock was converted into the right to receive 0.611 Common Shares. As a result, 8,468,460 Common Shares were issued in the Merger in exchange for all outstanding shares of PACIFIC common stock. The Merger expanded PTR's target market to include a six-state region of the western United States that the REIT Manager believes will provide attractive multifamily growth opportunities. Additionally, PTR changed its name from Property Trust of America to Security Capital Pacific Trust to more accurately reflect its target market.

  Concurrently with the consummation of the Merger, PTR completed a subscription offering pursuant to which PTR received net proceeds of $216.3 million (13.2 million Common Shares). The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares at $16.375 per Common Share) in the subscription offering pursuant to the oversubscription privilege.

 Distributions

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 10, 1996 Board meeting, the Board announced a projected increase in the annual distribution level from $1.24 to $1.30 per Common Share and declared the first quarter 1997 distribution of $0.325 per Common Share. The first quarter distribution was paid on February 20, 1997, to shareholders of record on February 7, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

 Preferred Shares

  In November 1993, PTR issued $230 million of Series A Preferred Shares that are entitled to receive an annual dividend equal to the greater of $1.75 per share and the dividend which would be received if the Series A Preferred Shares were converted to Common Shares. This amounted to $14.7 million, $16.1 million and $16.1 million for 1996, 1995 and 1994, respectively. The decrease in the dividend during 1996 is attributable to approximately 2,705,000 Series A Preferred Shares being converted into approximately 3,294,000 Common Shares during 1996. In connection with the Homestead transaction described above, the conversion ratio was adjusted from 1.2162 to 1.3469 Common Shares for each Series A Preferred Share. Based on this conversion ratio and the 1997 projected distribution of $1.30 per Common Share, the dividend per Series A Preferred Share is expected to be approximately $1.751 in 1997.

  In May 1995, PTR issued $105 million of Series B Preferred Shares that are entitled to receive an annual dividend of $2.25 per share (9.0% annual dividend rate), which amounted to $9.5 million for 1996 and $5.7 million for 1995.

  The Preferred Share dividends do not reduce the amount PTR has budgeted for Common Share distributions but do increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

 Funds From Operations

  Funds from operations is defined as net earnings computed in accordance with GAAP, excluding gains (or losses) plus depreciation and provision for possible loss on investments and excluding extraordinary items. Management believes that an understanding of funds from operations will enhance the reader's comprehension of PTR's results of operations and cash flows presented in the financial statements and other sections within this document. In July 1994, PTR changed to the more conservative policy of expensing the amortization of loan costs in determining funds from operations. For comparability, funds from operations has been restated to give effect to this policy as if it had been in effect since January 1, 1992. Funds from operations should not be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity and the funds from operations measure presented by PTR may not be comparable to similarly titled measures of other REITs.

  In 1996, PTR contributed its Homestead Assets to Homestead, as more fully described above under "--Homestead Transaction". Management believes that funds from operations for 1996 and 1995 should be adjusted to reflect the effects of the Homestead transaction on funds from operations in order to be comparable. Accordingly, the table below also presents pro forma funds from operations, which have been calculated as if the Homestead transaction had occurred on January 1, 1995. Management believes that the pro forma funds from operations information presented below provides a more meaningful comparison of 1996 and 1995; however, the pro forma funds from operations information is unaudited and is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1995.

  Funds from operations and pro forma funds from operations were as follows (amounts in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              --------  -------
      Net earnings attributable to Common Shares............  $106,544  $62,496
      Add (Deduct):
        Depreciation........................................    44,887   36,685
        Provision for possible loss on investments..........       --       420
        Gain or loss on sale of investments.................   (37,492)  (2,623)
        Extraordinary item--loss on early extinguishment of
         debt, net..........................................       739      --
        Interest income on Homestead Notes (non-cash
         portion)...........................................      (141)     --
                                                              --------  -------
      Historical funds from operations attributable to
       Common Shares........................................   114,537   96,978
                                                              --------  -------
      Add (deduct) pro forma adjustments relating to the
       contribution
       of Homestead Assets:
        Reduction in revenues and operating expenses(1).....   (13,294)  (9,314)
        Increase in interest income(2)......................     4,093      446
        Increase in interest expense(3).....................      (460)    (778)
        Reduction in capitalized interest(4)................    (2,246)  (2,149)
        REIT Management fee effect(5).......................     2,757    1,988
        Other...............................................        35       62
                                                              --------  -------
          Total pro forma adjustments.......................    (9,115)  (9,745)
                                                              --------  -------
      Pro forma funds from operations attributable to Common
       Shares...............................................  $105,422  $87,233
                                                              ========  =======
      Weighted-average Common Shares outstanding............    73,057   67,052
                                                              ========  =======

--------
(1) Represents the elimination of Homestead's historical revenues and operating expenses.
(2) Represents the interest income which would have been recognized on the Homestead Notes, assuming that PTR received Homestead common stock in exchange for its contribution first, and then Homestead Notes in exchange for the balance of its contribution over the respective time periods.

(3) Represents the assumed amount of incremental interest expense which would have been incurred as a result of higher line of credit balances.
(4) Represents the reclassification of historical interest costs capitalized on Homestead developments to interest expense.
(5) Represents the decrease in REIT Management fee that would have resulted from the pro forma adjustments.

REIT MANAGEMENT AGREEMENT

  Effective March 1, 1991, PTR entered into a REIT management agreement (the "REIT Management Agreement") with the REIT Manager pursuant to which the REIT Manager assumed day-to-day management of PTR. All officers of PTR are employees of the REIT Manager and PTR currently has no employees. The REIT Manager provides both strategic and day-to-day management of PTR, including research, investment analysis, acquisition, development, dispositions, property management, capital markets, legal, accounting and other administrative services. The REIT Manager is a wholly owned subsidiary of Security Capital Group, which owned 36.0% of the Common Shares as of February 28, 1997.

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement in excess of $4,837,000, payable monthly. In the REIT Management Agreement, cash flow is calculated by reference to PTR's cash flow from operations plus (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there has been none since inception of the REIT Management Agreement); and after deducting (i) regularly scheduled principal payments (excluding prepayments or balloon payments) for debt with commercially reasonable amortization schedules, (ii) actual or assumed principal and interest payments on long-term debt, (iii) interest income received in connection with the Homestead Notes and (iv) distributions actually paid with respect to any nonconvertible preferred shares of beneficial interest of PTR. The REIT Management Agreement provides that long-term unsecured debt is treated as if it had regularly scheduled principal and interest payments similar to a 20-year, level monthly payment, fully amortizing mortgage, and the assumed principal and interest payments are deducted from cash flow in determining the fee. Cash flow does not include dividend and interest income from PTR Development Services, realized gains or losses from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of 0.25% per year on the average daily balance of cash equivalent investments.

  Since the REIT Management fee fluctuates with the level of PTR's pre-REIT Management fee cash flow, the fee has increased for each of the years ended December 31, 1996, 1995 and 1994, because cash flow increased substantially throughout the same periods. As PTR arranges additional amortizing long-term debt and nonconvertible preferred share financing and as additional funding of Homestead Notes occurs, the REIT Management fee will effectively decline in proportion to PTR's earnings from operations. This decline will result from the fact that actual or assumed regularly scheduled principal payments associated with long-term debt and distributions actually paid with respect to nonconvertible preferred shares are deducted from the cash flow amount on which the REIT Management fee is based. Similarly, interest income from the Homestead Notes is not included in the cash flow amount in determining the REIT Management fee.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR relating to PTR's operations, consisting primarily of external professional fees, offering costs and travel expenses.

  The REIT Management Agreement is renewable by PTR annually, subject to a determination by the independent Trustees (who receive performance benchmark information verified by an independent third party) that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. Each of PTR and the REIT Manager may terminate the REIT Management Agreement on 60 days' notice.

  PTR recently announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares. As a result of the proposed transaction, PTR would become an internally managed REIT and Security Capital Group would remain PTR's largest shareholder. The Board has formed a special committee comprised of independent Trustees to review the proposed transaction. The proposed transaction is subject to approval by both the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to PTR's common shareholders prior to a shareholder vote on the proposed transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PTR's Balance Sheets as of December 31, 1996 and 1995, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1996 and Schedule III--Real Estate and Accumulated Depreciation, together with the report of KPMG Peat Marwick LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 10 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding PTR's executive officers, see "Item 1. Business-- Trustees and Officers of PTR and Directors and Officers of the REIT Manager and Relevant Affiliates." The other information required by this Item 10 is incorporated herein by reference to the description under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in PTR's definitive proxy statement for its 1997 annual meeting of shareholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Trustee Compensation" and "PTR Officers" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the captions "Principal Shareholders" and "Election of Trustees" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements:

      See Index to Financial Statements and Schedule on page 55 of this report, which is incorporated herein by reference.

    2. Financial Statement Schedules:

      Schedule III.

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

    3. Exhibits

      See Index to Exhibits on pages 88-90 of this report, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                                              ITEMS   FINANCIAL
      DATE                                                   REPORTED STATEMENTS
      ----                                                   -------- ----------
      October 14, 1996......................................   5,7       yes
      October 17, 1996......................................   5,7        no

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 88-90 of this report, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
SECURITY CAPITAL PACIFIC TRUST:
  Independent Auditors' Report............................................  56
  Balance Sheets as of December 31, 1996 and 1995.........................  57
  Statements of Earnings for the years ended December 31, 1996, 1995 and
   1994...................................................................  58
  Statements of Shareholders' Equity for the years ended December 31,
   1996, 1995 and 1994....................................................  59
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and
   1994...................................................................  60
  Notes to Financial Statements...........................................  61
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1996...............................................................  80

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Chicago, Illinois
January 29, 1997, except as to Note
13which is as of March 10, 1997

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                        ASSETS                              DECEMBER 31,
                        ------                          ----------------------
                                                           1996        1995
                                                        ----------  ----------
Real estate............................................ $2,153,363  $1,855,866
Less accumulated depreciation..........................     97,574      81,979
                                                        ----------  ----------
                                                         2,055,789   1,773,887
Homestead Notes........................................    176,304         --
Other mortgage notes receivable........................     13,525      15,844
                                                        ----------  ----------
    Net investments....................................  2,245,618   1,789,731
Cash and cash equivalents..............................      5,643      26,919
Accounts receivable and accrued interest...............      4,157       3,318
Other assets...........................................     27,014      21,031
                                                        ----------  ----------
    Total assets....................................... $2,282,432  $1,840,999
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Lines of credit...................................... $  110,200  $  129,000
  Long-term debt.......................................    580,000     200,000
  Mortgages payable....................................    217,188     158,054
  Distributions payable................................     24,537      22,437
  Accounts payable.....................................     22,782      21,040
  Accrued expenses and other liabilities...............     60,217      34,800
                                                        ----------  ----------
    Total liabilities..................................  1,014,924     565,331
                                                        ----------  ----------
Shareholders' equity:
  Series A Preferred Shares (6,494,967 convertible
   shares in 1996 and 9,200,000 in 1995; stated
   liquidation preference of $25 per share)............    162,374     230,000
  Series B Preferred Shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share).....    105,000     105,000
  Common Shares (shares issued--75,510,986 in 1996 and
   72,375,819 in 1995).................................     75,511      72,376
  Additional paid-in capital...........................    918,434     952,679
  Unrealized holding gain on Homestead Notes...........     74,923         --
  Distributions in excess of net earnings..............    (68,734)    (82,450)
  Treasury shares (164,901 in 1995)....................        --       (1,937)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,267,508   1,275,668
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,282,432  $1,840,999
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
Revenues:
  Rental income.....................................  $322,046 $262,473 $183,472
  Interest income on Homestead Notes................     2,035      --       --
  Other interest income.............................     2,165    2,400    2,633
                                                      -------- -------- --------
                                                       326,246  264,873  186,105
                                                      -------- -------- --------
Expenses:
  Rental expenses...................................    89,550   73,808   55,772
  Real estate taxes.................................    26,962   21,326   16,093
  Property management fees paid to affiliates.......    11,610    8,912    7,148
  Depreciation......................................    44,887   36,685   24,614
  Interest..........................................    35,288   19,584   19,442
  REIT management fee paid to affiliate.............    22,191   20,354   13,182
  General and administrative........................     1,077      952      784
  Provision for possible loss on investments........       --       420    1,600
  Other.............................................       592    1,136      751
                                                      -------- -------- --------
                                                       232,157  183,177  139,386
                                                      -------- -------- --------
Earnings from operations............................    94,089   81,696   46,719
Gain on sale of investments, net....................    37,492    2,623      --
                                                      -------- -------- --------
Net earnings before extraordinary item..............   131,581   84,319   46,719
Less extraordinary item-loss on early extinguishment
 of debt............................................       870      --       --
                                                      -------- -------- --------
Net earnings........................................   130,711   84,319   46,719
Less Preferred Share dividends......................    24,167   21,823   16,100
                                                      -------- -------- --------
  Net earnings attributable to Common Shares........  $106,544 $ 62,496 $ 30,619
                                                      ======== ======== ========
Weighted-average Common Shares outstanding..........    73,057   67,052   46,734
                                                      ======== ======== ========
Per Common Share amounts............................
  Net earnings before extraordinary item............  $   1.47 $   0.93 $   0.66
                                                      ======== ======== ========
  Net earnings......................................  $   1.46 $   0.93 $   0.66
                                                      ======== ======== ========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                        (IN THOUSANDS EXCEPT SHARE DATA)

                               SHARES OF BENEFICIAL
                             INTEREST, $1.00 PAR VALUE
                          -------------------------------
                           SERIES A    SERIES B
                           PREFERRED   PREFERRED
                           SHARES AT   SHARES AT  COMMON
                           AGGREGATE   AGGREGATE  SHARES   ADDITIONAL UNREALIZED DISTRIBUTIONS
                          LIQUIDATION LIQUIDATION AT PAR    PAID-IN    HOLDING   IN EXCESS OF  TREASURY
                          PREFERENCE  PREFERENCE   VALUE    CAPITAL     GAINS    NET EARNINGS   SHARES     TOTAL
                          ----------- ----------- -------  ---------- ---------- ------------- --------  ----------
Balances at December 31,
 1993...................   $230,000    $    --    $44,809   $523,053   $   --      $ (40,916)  $(1,929)  $  755,017
 Net earnings...........        --          --        --         --        --         46,719       --        46,719
 Common Share
  distributions paid....        --          --        --         --        --        (46,121)      --       (46,121)
 Redemption of
  shareholder purchase
  rights................        --          --        --         --        --           (448)      --          (448)
 Net increase in Common
  Share distributions
  accrued...............        --          --        --         --        --         (3,345)      --        (3,345)
 Preferred Share
  dividends paid........        --          --        --         --        --        (16,100)      --       (16,100)
 Sale of shares, net of
  expenses..............        --          --      5,594     95,482       --            --        --       101,076
 Dividend Reinvestment
  and Share Purchase
  Plan, net.............        --          --        216      3,607       --            --        --         3,823
 Exercise of stock
  options, net..........        --          --          2         19       --            --        --            21
                           --------    --------   -------   --------   -------     ---------   -------   ----------
Balances at December 31,
 1994...................    230,000         --     50,621    622,161       --        (60,211)   (1,929)     840,642
 Net earnings...........        --          --        --         --        --         84,319       --        84,319
 Common Share
  distributions paid....        --          --        --         --        --        (76,804)      --       (76,804)
 Net increase in Common
  Share distributions
  accrued...............        --          --        --         --        --         (7,931)      --        (7,931)
 Preferred Share
  dividends paid........        --          --        --         --        --        (21,823)      --       (21,823)
 Issuance of shares, net
  of expenses...........        --      105,000    21,694    329,591       --            --        --       456,285
 Dividend Reinvestment
  and Share Purchase
  Plan, net.............        --          --         61        927       --            --        --           988
 Cost of treasury shares
  purchased.............        --          --        --         --        --            --         (8)          (8)
                           --------    --------   -------   --------   -------     ---------   -------   ----------
Balances at December 31,
 1995...................    230,000     105,000    72,376    952,679       --        (82,450)   (1,937)   1,275,668
 Net earnings...........        --          --        --         --        --        130,711       --       130,711
 Common Share
  distributions paid....        --          --        --         --        --        (90,728)      --       (90,728)
 Net increase in Common
  Share distributions
  accrued...............        --          --        --         --        --         (2,100)      --        (2,100)
 Preferred Share
  dividends paid........        --          --        --         --        --        (24,167)      --       (24,167)
 Conversion of Series A
  Preferred shares into
  Common Shares.........    (67,626)        --      3,294     64,332       --            --        --           --
 Distribution of
  Homestead common stock
  and warrants at book
  value, net of
  transaction expenses..        --          --        --     (96,914)      --            --        --       (96,914)
 Unrealized holding gain
  on Homestead Notes....        --          --        --         --     74,923           --        --        74,923
 Cost of treasury shares
  purchased.............        --          --        --         --        --            --         (1)          (1)
 Retirement of 164,957
  treasury shares.......        --          --       (165)    (1,773)      --            --      1,938          --
 Exercise of stock
  options, net..........        --          --          6        110       --            --        --           116
                           --------    --------   -------   --------   -------     ---------   -------   ----------
Balances at December 31,
 1996...................   $162,374    $105,000   $75,511   $918,434   $74,923     $ (68,734)  $   --    $1,267,508
                           ========    ========   =======   ========   =======     =========   =======   ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Operating Activities
 Net earnings................................. $ 130,711  $  84,319  $  46,719
 Adjustments to reconcile net earnings to net
  cash flow provided by operating activities:
   Depreciation and amortization..............    46,911     38,228     26,517
   Provision for possible loss on investments.       --         420      1,600
   Gain on sale of investments, net...........   (37,492)    (2,623)       --
   Increase in accounts payable...............       565      2,719      3,463
   (Decrease) increase in accrued real estate
    taxes.....................................    (2,168)     2,167      7,874
   Increase in accrued interest on long-term
    debt......................................     9,214        --       5,391
   Increase in accrued expenses and other
    liabilities...............................     4,240      4,857      4,264
   Increase in other operating assets.........    (8,042)    (8,292)    (1,203)
                                               ---------  ---------  ---------
 Net cash flow provided by operating
  activities..................................   143,939    121,795     94,625
                                               ---------  ---------  ---------
Investing activities:
 Real estate investments......................  (628,640)  (311,619)  (380,688)
 Advances on Homestead Notes..................   (25,242)       --         --
 Mortgage notes receivable....................       --      (1,538)      (162)
 Principal repayments on other mortgage notes
  receivable..................................     2,319      7,701        189
 Proceeds from dispositions, net of closing
  costs.......................................   291,056     10,968     12,146
 Operating cash contributed in Homestead
  transaction.................................      (428)       --         --
                                               ---------  ---------  ---------
   Net cash flow used in investing activities.  (360,935)  (294,488)  (368,515)
                                               ---------  ---------  ---------
Financing activities:
 Proceeds from sale of shares, net of
  expenses....................................       --     317,614    101,076
 Proceeds from lines of credit................   510,985    278,000    266,250
 Principal payments on lines of credit........  (529,785)  (302,900)  (215,750)
 Proceeds from Dividend Reinvestment and
  Share Purchase Plan, net....................       --         988      3,823
 Proceeds from long-term debt.................   380,000        --     200,000
 Debt issuance costs incurred.................    (5,659)    (1,496)    (4,422)
 Cash distributions paid on Common Shares.....   (90,728)   (76,804)   (46,121)
 Cash dividends paid on Preferred Shares......   (24,167)   (21,823)   (16,100)
 Redemption of shareholder purchase rights....       --         --        (448)
 Regularly scheduled principal payments on
  mortgages payable...........................    (2,037)    (1,748)    (1,398)
 Principal prepayment of mortgages payable....   (43,005)      (303)   (10,474)
 Proceeds from exercise of stock options......       116         (8)        21
                                               ---------  ---------  ---------
   Net cash flow provided by financing
    activities................................   195,720    191,520    276,457
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents..................................   (21,276)    18,827      2,567
Cash and cash equivalents at beginning of
 year.........................................    26,919      8,092      5,525
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $   5,643  $  26,919  $   8,092
                                               =========  =========  =========
Non-cash investing and financing activities:
 Assumption of mortgages payable upon
  purchase of multifamily communities......... $ 104,176  $  12,078  $  56,624
 Series A Preferred Shares converted to
  Common Shares............................... $  67,626  $     --   $     --
 Accrual of Common Share distributions........ $  24,537  $  22,437  $  14,506
 Fair market value adjustment related to
  Homestead Notes............................. $  74,923  $     --   $     --
 Other:
 Homestead transaction--See description in
  Note 2
 Merger with Security Capital Pacific
  Incorporated--See description in Note 3

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Security Capital Pacific Trust (New York Stock Exchange Symbol: "PTR") is an equity real estate investment trust ("REIT") organized in 1963 under the laws of the state of Maryland, which primarily owns, develops, acquires and operates income-producing multifamily communities in the western United States.

 Principles of Financial Presentation

  The accounts of PTR and its majority-owned subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Cash and Cash Equivalents

  PTR considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real estate is carried at depreciated cost, which is not in excess of estimated fair market value.

  Costs directly related to the acquisition (including costs related to certain planned renovations identified during PTR's pre-acquisition due diligence), development or improvement of real estate, and certain indirect costs related to developments are capitalized. Costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis. Real estate assets are depreciated principally over the following useful lives:

             Buildings and improvements... 20-40 years
             Furnishings and other........  2-10 years

 Make-Ready and Repairs and Maintenance

  Make-ready (expenditures incurred in preparing a vacant multifamily unit for the next tenant) and repairs and maintenance expenditures, other than acquisition-related renovation costs identified during PTR's pre-acquisition due diligence, are expensed as incurred. PTR generally expenses carpet and appliance repairs and replacements after any planned acquisition-related renovation expenditures for such items have been incurred.

 Interest

  During 1996, 1995 and 1994, the total interest paid in cash on all outstanding debt, net of interest capitalized, was $23,631,000, $17,674,000 and $11,949,000, respectively.

  PTR capitalizes interest incurred during the construction period as part of the cost of multifamily communities under development. Interest capitalized during 1996, 1995 and 1994 aggregated $16,941,000, $11,741,000 and $6,029,000, respectively.

                         SECURITY CAPITAL PACIFIC TRUST

 Cost of Raising Capital

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and amortized over the term of the related loan or the renewal period. Amortization of loan costs included in interest expense for 1996, 1995 and 1994 was $2,233,000, $1,543,000 and $1,903,000, respectively.

 Interest Rate Contracts

  From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings to manage well-defined interest rate risk. Unrealized changes in the market value of interest rate contracts are deferred until the hedged transaction is consummated and realized gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt issuance.

 Revenue and Gain Recognition

  PTR leases its multifamily units under operating leases with terms of generally less than one year. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

  Gains on sales of real estate are recorded when the recognition criteria set forth by generally accepted accounting principles have been met.

 Rental Expenses

  Rental expenses shown on the accompanying Statement of Earnings include costs of on-site personnel, utilities, repairs and maintenance, make-ready, property insurance, marketing, landscaping, property management fees paid to unaffiliated companies, and other on-site administrative costs.

 Federal Income Taxes

  PTR has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. PTR believes it qualifies as a REIT and, accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

 Per Share Data

  Primary earnings per share is computed based on the weighted average number of common shares of beneficial interest, par value $1.00 per share ("Common Shares"), outstanding. Fully diluted earnings per Common Share is calculated from the weighted average Common Shares outstanding plus the Common Shares that would be outstanding assuming conversion of all outstanding cumulative convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares"), outstanding Trustee options and certain warrants exercisable by third parties (Note 8). For purposes of the fully diluted earnings per share calculation, dividends on the Series A Preferred Shares are added back to net earnings attributable to Common Shares. Primary earnings per share and fully diluted earnings per share were approximately the same for each of the three years presented, although there was reportable dilution for the third quarter of 1996. See Note 10.

 Reclassifications

  Certain of the 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

                        SECURITY CAPITAL PACIFIC TRUST

(2) HOMESTEAD TRANSACTION

  On October 17, 1996, PTR, Security Capital Atlantic Incorporated ("ATLANTIC"), Security Capital Group Incorporated ("Security Capital Group") and Homestead Village Incorporated ("Homestead") consummated a merger agreement pursuant to which each of PTR, ATLANTIC and Security Capital Group contributed, through a series of merger transactions, all of their respective assets related to their Homestead Village(R) extended-stay lodging assets to Homestead, a newly formed company. In connection with the transaction, PTR and ATLANTIC entered into funding commitment agreements to finance the development of certain Homestead properties.

  PTR contributed 54 Homestead Village(R) properties (or the rights to acquire such properties) ("Homestead Assets") to Homestead in exchange for 9,485,727 shares of Homestead common stock. Simultaneously, PTR received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share in exchange for entering into a funding commitment agreement. In this agreement PTR agreed to provide up to $198.8 million in secured financing for developments to Homestead in exchange for up to $221.3 million in convertible mortgage notes ("Homestead Notes"), including those existing on the properties at the transaction date. See Note 5 for information on the Homestead Notes.

  Upon full funding of the Homestead Notes and after giving effect to the Homestead Distribution described below, PTR's conversion rights would represent a 34.7% ownership interest in Homestead. This ownership interest assumes no further equity offerings by Homestead, conversion of all Homestead Notes by PTR and ATLANTIC and exercise of all outstanding warrants.

  PTR's Homestead common stock and warrants to acquire additional common stock were distributed on November 12, 1996 to holders of record of Common Shares on October 29, 1996 (the "Homestead Distribution"). Each PTR shareholder received
0.125694 shares of Homestead common stock and 0.084326 warrants per PTR Common Share plus cash for fractional shares and warrants.

  As of October 17, 1996, the Homestead Assets owned by PTR constituted 7.1% of PTR's total assets, and PTR's investment in its wholly owned Homestead Village subsidiaries, including intercompany advances, constituted less than 1% of PTR's total assets. PTR's Homestead Village(R) operations accounted for approximately 8.2% of PTR's total earnings from operations from January 1, 1996 to October 17, 1996.

  The Homestead transaction had the following impact on PTR's balance sheet as of October 17, 1996, after giving effect to the Homestead Distribution (in thousands):

      Real estate contributed, net.................................... $154,731
      Other non-cash operating assets and liabilities contributed,
       net............................................................    3,001
      Operating cash contributed......................................      428
      Deferred revenue (included in accrued expenses) relating to
       PTR's funding commitment.......................................   14,700
                                                                       --------
                                                                       $172,860
                                                                       ========
      Homestead Notes received (funded amount)........................ $ 75,946
      Homestead common stock and warrants distributed to PTR common shareholders (recorded as a reduction of additional paid-in
       capital).......................................................   96,914
                                                                       --------
                                                                       $172,860
                                                                       ========

                        SECURITY CAPITAL PACIFIC TRUST

(3) 1995 MERGER OF SECURITY CAPITAL PACIFIC INCORPORATED AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger (the "Merger") of Security Capital Pacific Incorporated ("PACIFIC"), a Maryland corporation, with and into PTR. PACIFIC was a private multifamily REIT controlled by Security Capital Group, PTR's principal shareholder. PACIFIC's portfolio consisted primarily of 17 operating multifamily communities aggregating 5,579 units. In the Merger, each outstanding share of PACIFIC common stock was converted into the right to receive 0.611 Common Shares. As a result, 8,468,460 of PTR's Common Shares valued at $138.7 million ($16.375 per share) were issued in the Merger in exchange for all of the outstanding shares of PACIFIC common stock. In addition, PTR assumed $51.9 million on PACIFIC's line of credit and $54.4 million of mortgage debt. The Merger has been accounted for as a purchase and, accordingly, the results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

  The following summarized pro forma (unaudited) information assumes the Merger occurred on January 1, 1994, and represents the combined historical operating results of PTR and PACIFIC for the respective pro forma periods. No material pro forma adjustments to revenue and expenses were required. The weighted-average Common Shares outstanding have been adjusted to reflect the Merger conversion rate (0.611 Common Shares for each share of PACIFIC common stock). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had PACIFIC and PTR constituted a single entity during such periods (in thousands, except per share amounts).

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1995     1994
                                                               -------- --------
      Rental Income........................................... $271,091 $204,337
                                                               ======== ========
      Net earnings attributable to Common Shares.............. $ 64,152 $ 36,512
                                                               ======== ========
      Weighted-average Common Shares outstanding..............   68,955   52,846
                                                               ======== ========
      Per Common Share amounts:
        Net earnings attributable to Common Shares............ $   0.93 $   0.69
                                                               ======== ========

  Concurrently with the consummation of the Merger, PTR completed a subscription offering of 13.2 million Common Shares pursuant to which PTR received net proceeds of $216.3 million. The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares at $16.375 per Common Share) in the subscription offering pursuant to the oversubscription privilege.

                        SECURITY CAPITAL PACIFIC TRUST

(4) REAL ESTATE

 Investments

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                            YEAR ENDED DECEMBER 31,
                                      --------------------------------------
                                            1996                 1995
                                      -----------------    -----------------
                                      INVESTMENT UNITS     INVESTMENT UNITS
                                      ---------- ------    ---------- ------
   Multifamily:
     Operating communities........... $1,861,561 42,702    $1,507,458 38,737
     Communities under construction..    186,710  5,479(1)    160,487  5,424(1)
     Development communities in
      planning:
      Development communities owned..     48,504  3,351(1)     19,921  2,047(1)
      Development communities under
       control.......................        (2)  3,737(1)        (2)  2,408(1)
                                      ---------- ------    ---------- ------
        Total development
         communities.................     48,504  7,088        19,921  4,455
                                      ---------- ------    ---------- ------
     Land held for future
      development....................     30,043    --         28,796    --
                                      ---------- ------    ---------- ------
        Total multifamily............  2,126,818 55,269     1,716,662 48,616
                                      ---------- ------    ---------- ------
   Homestead Assets..................        --               108,460
   Other non-multifamily.............     26,545               30,744
                                      ----------           ----------
        Total real estate............ $2,153,363           $1,855,866
                                      ==========           ==========

--------
(1) Unit information is based on management's estimates and is unaudited.
(2) PTR's investment as of December 31, 1996 and 1995 for developments in planning and under control was $1.6 million and $2.2 million, respectively, and is reflected in the "other assets" caption of PTR's balance sheets.

  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
      Balance at January 1................. $1,855,866  $1,296,288  $  872,610
                                            ----------  ----------  ----------
      Multifamily:
      Acquisitions and renovations
       expenditures........................    463,935     385,356     270,024
      Development expenditures, excluding
       land
       acquisitions........................    187,377     117,980     111,184
      Acquisition and improvement of land
       held for current or future
       development.........................     20,880      11,255      16,789
      Recurring capital expenditures.......      7,992       5,119       3,746
      Dispositions.........................   (269,693)     (6,166)    (11,902)
                                            ----------  ----------  ----------
      Net multifamily activity subtotal....    410,491     513,544     389,841
                                            ----------  ----------  ----------
      Non-multifamily:
      Homestead development expenditures,
       including land acquisitions.........     54,883      48,247      35,943
      Contribution of Homestead Assets
       (Note 2)............................   (161,370)        --          --
      Non-multifamily dispositions.........     (6,527)     (2,235)       (331)
      Provisions for possible losses.......        --         (220)     (1,600)
      Other................................         20         242        (175)
                                            ----------  ----------  ----------
      Balance at December 31............... $2,153,363  $1,855,866  $1,296,288
                                            ==========  ==========  ==========

                        SECURITY CAPITAL PACIFIC TRUST

  At January 29, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence, to acquire land for the near term development of an estimated 3,507 multifamily units with an aggregate estimated development cost of $264.5 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 964 additional operating multifamily units with a total expected investment of $77.2 million, including planned renovations.

  At January 29, 1997, PTR had unfunded development commitments for developments under construction of $158.8 million.

 Pre-Sale Agreements and Development Subsidiary

  To enhance its flexibility in developing and acquiring multifamily communities which meet PTR's investment criteria, PTR has and will enter into presale agreements with third-party owner/developers to acquire communities developed by such owner/developers. PTR has and will fund such developments through mortgage loans on the communities. For financial reporting purposes, these transactions are recorded as real estate developments rather than mortgage loans due to PTR's commitment to acquire these properties upon completion.

  In addition, to provide greater flexibility for the use of land acquired for development and to facilitate disposition of excess parcels, PTR has and will make mortgage loans to PTR Development Services Incorporated ("PTR Development Services") to purchase land for development. PTR may also fund developments of multifamily communities by PTR Development Services where the particular community or submarket does not meet PTR's objectives for long-term ownership but presents an attractive investment opportunity. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to substantially all of the net operating cash flow (95%) of PTR Development Services. An unaffiliated trust owns all of the common stock of PTR Development Services. The common stock is entitled to receive the remaining 5% of net operating cash flow.

  As of December 31, 1996, the outstanding balance of development and mortgage loans made by PTR to third-party owner/developers and PTR Development Services aggregated $127.3 million and $18.8 million, respectively. The activities of third-party owner/developers and PTR Development Services are consolidated with PTR's activities and all intercompany transactions have been eliminated in consolidation.

 Gains and Provision for Loss on Real Estate and Investments

  Each year, REIT Management formulates operating and capital plans based on an ongoing active review of PTR's portfolio. Based in part upon the market research provided by Security Capital Investment Research Incorporated and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view no longer meet PTR's long-term investment objectives. The proceeds from these selected dispositions will be redeployed, typically through tax-deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As a result of this asset optimization strategy, PTR disposed of 22 multifamily communities and one industrial building during 1996, representing aggregate net proceeds of $291.1 million, and disposed of one multifamily property in the fourth quarter of 1995, representing net proceeds of $8.8 million. For federal income tax purposes, the majority of the dispositions were structured as tax-deferred exchanges which deferred gain recognition. For financial reporting purposes, however, the transactions qualified for profit recognition and aggregate gains of $37.5 million and $2.6 million were recorded for 1996 and 1995, respectively.

  Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of ("SFAS No. 121"), adopted by PTR effective January 1, 1996, establishes accounting standards for the review of long-lived assets to be held and used for impairment

                        SECURITY CAPITAL PACIFIC TRUST
whenever the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, PTR did not recognize any losses on the date it adopted SFAS No. 121.

  As part of PTR's asset optimization strategy, 19 communities and two non-multifamily properties were held for disposition as of December 31, 1996. The aggregate carrying value of properties held for disposition was $178.9 million at December 31, 1996. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Such properties are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all properties during 1997 and redeploy the net proceeds from such dispositions through tax-deferred exchanges into the acquisition of multifamily communities. The earnings from operations for properties held for dispositions which are included in PTR's earnings from operations for 1996, 1995 and 1994 were $15.8 million, $15.3 million and $10.5 million, respectively.

  PTR's other real estate investments are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss of $220,000 and $1,600,000 during 1995 and 1994, respectively, relating to a non-multifamily investment which was subsequently sold in October 1995. Also, during 1995 it was determined that PTR could potentially be liable for certain maintenance items under the terms of a 1993 master lease agreement on a non-multifamily property which resulted in the recording of an estimated provision for loss of $200,000. The recording of a provision for loss has no impact on cash flow from operating activities. As of December 31, 1996, PTR's real estate investments were carried at depreciated cost, which is not in excess of estimated fair market value.

(5) MORTGAGE NOTES RECEIVABLE

 Homestead Convertible Mortgage Notes

  In connection with the Homestead transaction described in Note 2 and pursuant to fundings which have occurred under the funding commitment agreement, PTR holds Homestead Notes. The Homestead Notes were created under a master facility providing for aggregate fundings of up to $198.8 million in exchange for Homestead Notes with a face amount of up to $221.3 million. Under the terms of the funding commitment agreement, PTR receives approximately $1.00 in principal amount of Homestead Notes for every $.90 funded (i.e., the Homestead Notes are issued at a discount). The discount is amortized into interest income over the term of the Homestead Notes using a method which approximates the effective interest method. Maximum fundings are established for each individual development project and specific liens are recorded to secure payment. The Homestead Notes are cross-collateralized, which enables PTR to foreclose or take possession of any one or more of the underlying properties upon the occurrence of an event of default. The Homestead Notes require semi-annual interest-only payments at 9% per annum of the face amount of the Homestead Notes outstanding, are callable at the option of Homestead after 5 years and mature on October 31, 2006.

  The Homestead Notes are convertible into Homestead common stock after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding, subject to adjustment. The initial value attributed to the conversion feature has been recorded as an additional component of the Homestead Notes' balance and the corresponding discount is being amortized into interest income over the term of the Homestead Notes using a method which approximates the effective interest method. The difference between the fair value of the Homestead Notes (assuming conversion), based upon the trading price of Homestead's common stock on the American Stock Exchange at December 31, 1996, ($18.00) and the amortized cost of the Homestead Notes is reflected as an additional component of the Homestead Notes' balance and as an unrealized holding gain in Shareholders' Equity.

                         SECURITY CAPITAL PACIFIC TRUST

  As described in Note 2, PTR also received Homestead warrants in exchange for entering into the funding commitment agreement. The warrants were distributed to PTR shareholders with the Homestead common stock. The value associated with the receipt of the Homestead warrants has been recorded as deferred revenue which is included in accrued expenses and other liabilities in the accompanying 1996 Balance Sheet and is being amortized into interest income using a method which approximates the effective interest method over the term of the Homestead Notes.

  The effective interest rate on the Homestead Notes as a percentage of the "funded" balance, including amortization of discount and deferred revenue, is approximately 12.4% per annum (10.7% excluding conversion feature and warrant-related amortization).

  Following is a reconciliation of the Homestead Notes' components described above to the amount reflected in the accompanying 1996 Balance Sheet (in thousands).

      Face amount of Homestead Notes.................................. $112,639
      Original issue discount.........................................  (11,451)
                                                                       --------
      Amount funded...................................................  101,188
      Amortization of original issue discount.........................      121
      Conversion feature--initial value...............................    7,933
      Unamortized discount on conversion feature......................   (7,861)
      Fair value adjustment...........................................   74,923
                                                                       --------
      Carrying value at December 31, 1996............................. $176,304
                                                                       ========

  As of December 31, 1996, PTR had funded $101.2 million of its funding commitment. This leaves a remaining commitment under the funding commitment agreement of approximately $97.6 million, which will be provided to Homestead to fund developments as needed on development properties contributed by PTR.

 Other Mortgage Notes Receivable

  The change in investments in other mortgage notes receivable which primarily originated in connection with PTR's sale of non-multifamily communities consisted of the following (in thousands):

                                                       1996     1995     1994
                                                     --------  -------  -------
      Balances at January 1......................... $ 15,844  $22,597  $22,624
      Notes originated..............................      --     1,538      162
      Reduction of principal........................   (2,319)  (8,291)    (189)
                                                     --------  -------  -------
      Balances at December 31....................... $ 13,525  $15,844  $22,597
                                                     ========  =======  =======

  Interest rates on mortgage notes receivable range from 7.00% to 10.00% with a weighted-average rate of 8.4%. Maturity dates on mortgage notes receivable range from 1998 to 2008.

                        SECURITY CAPITAL PACIFIC TRUST

(6) BORROWINGS

 Credit Facilities

  PTR has a $350 million unsecured revolving line of credit with Texas Commerce Bank, National Association ("TCB"), as agent for a group of financial institutions (collectively, the "Lenders"). The line matures August 1998 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.25% at December 31, 1996) or the federal funds rate plus 0.50% or at PTR's option, LIBOR (5.50% at December 31, 1996) plus 1.125% (6.625% at December 31, 1996).
The spread over LIBOR can vary from LIBOR plus 0.75% to LIBOR plus 1.50% based upon the rating of PTR's senior unsecured debt. Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $396,000, $502,000 and $224,000 for 1996, 1995 and 1994, respectively.

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
      Total line of credit.......................... $350,000 $350,000 $275,000
      Borrowings outstanding at December 31.........   99,750  129,000  102,000
      Weighted-average daily borrowings.............  112,248   51,858   59,890
      Maximum borrowings outstanding at any month
       end..........................................  188,750  138,000  124,000
      Weighted-average daily nominal interest rate..     7.3%     8.0%     7.0%
      Weighted-average daily effective interest
       rate.........................................     8.8%    11.1%    10.6%
      Weighted-average nominal interest rate at
       December 31..................................     6.6%     7.3%     7.8%

  On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with TCB. The loan matures September 9, 1997 and bears interest at an overnight rate, which has ranged from 5.80% to 7.50%. At December 31, 1996 there was $10.5 million of borrowings outstanding under this agreement.

                        SECURITY CAPITAL PACIFIC TRUST

 Long-Term Debt

  As of December 31, 1996, PTR has issued a total of $580 million of long-term unsecured senior notes ("Notes"), which bear interest at specified rates per annum, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of multifamily communities and to repay revolving credit balances incurred for such purposes. The following table summarizes the Notes:

                    ISSUANCE          AVERAGE EFFECTIVE
                      AND               INTEREST RATE,
                  OUTSTANDING         INCLUDING OFFERING          ORIGINAL  PRINCIPAL
                   PRINCIPAL   COUPON   DISCOUNTS AND    MATURITY   LIFE     PAYMENT
DATE OF ISSUANCE     AMOUNT     RATE    ISSUANCE COSTS     DATE   (YEARS)  REQUIREMENT
----------------  -----------  ------ ------------------ -------- -------- -----------
10/21/96          $ 15 million 6.600%       7.030%       10/15/99   3.00       (1)
10/21/96            20 million 6.950        7.400        10/15/02   6.00       (1)
10/21/96            20 million 7.150        7.500        10/15/03   7.00       (1)
10/21/96            20 million 7.250        7.630        10/15/04   8.00       (1)
10/21/96            20 million 7.300        7.640        10/15/05   9.00       (1)
10/21/96            20 million 7.375        7.685        10/15/06  10.00       (1)
10/21/96            15 million 6.500        6.750        10/15/26  30.00       (1)
                  ------------ ------       ------                 -----
Subtotal/Average  $130 million 7.350%       7.500%                  6.85
                  ------------ ------       ------                 -----
8/6/96            $ 20 million 7.550%       7.680%         8/1/08  12.00       (1)
8/6/96              20 million 7.625        7.730          8/1/09  13.00       (1)
8/6/96              20 million 7.650        7.770          8/1/10  14.00       (1)
8/6/96              20 million 8.100        8.210          8/1/15  19.00       (1)
8/6/96              20 million 8.150        8.250          8/1/16  20.00       (1)
                  ------------ ------       ------                 -----
Subtotal/Average  $100 million 7.840%       7.950%                 15.60
                  ------------ ------       ------                 -----
2/23/96           $ 50 million 7.150%       7.300%        2/15/10  10.50       (2)
2/23/96            100 million 7.900        8.030         2/15/16  18.00       (3)
                  ------------ ------       ------                 -----
Subtotal/Average  $150 million 7.710%       7.840%                 15.50
                  ------------ ------       ------                 -----
2/8/94            $100 million 6.875%       6.978%        2/15/08  10.50       (4)
2/8/94             100 million 7.500        7.653         2/15/14  18.00       (5)
                  ------------ ------       ------                 -----
Total/Average     $200 million 7.240%       7.370%                 14.25
                  ------------ ------       ------                 -----
Grand
 Total/Average    $580 million 7.500%       7.620%                 12.03
                  ============ ======       ======                 =====

--------
(1) Entire principal amount due at maturity.
(2) These Notes require aggregate annual principal payments of $6.25 million commencing in 2003.
(3) These Notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014,
    $20 million in 2015 and $25 million in 2016.
(4) These Notes require annual principal payments of $12.5 million commencing in 2001.
(5) These Notes require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012,
    $20 million in 2013, and $25 million in 2014.

  The Notes, other than the $15 million of 6.500% Notes issued October 21, 1996 and due 2026 (the "6.500% Notes"), are redeemable any time at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The 6.500% Notes may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest. If the holders do not exercise their right to require PTR to repay the 6.500% Notes on October 15, 1999, they may be repaid at the option of PTR, in whole or in part, at a redemption price equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The Notes are governed by the terms and provisions of an indenture agreement.

                        SECURITY CAPITAL PACIFIC TRUST

 Mortgages Payable

  Mortgages payable at December 31, 1996 consisted of the following (dollar amounts in thousands):

                                                       BALLOON   PRINCIPAL    PRINCIPAL
                          EFFECTIVE SCHEDULED PERIODIC PAYMENT   BALANCE AT   BALANCE AT
                          INTEREST  MATURITY  PAYMENT   DUE AT  DECEMBER 31, DECEMBER 31,
       COMMUNITY           RATE(1)    DATE     TERMS   MATURITY     1996         1995
       ---------          --------- --------- -------- -------- ------------ ------------
CONVENTIONAL FIXED RATE:
  Knight's Castle.......     N/A    10/01/96    (7)        N/A    $    --      $  7,609
  Tigua Village.........    9.90%   05/01/97    (2)        677         683          694
  Chasewood.............     N/A    06/01/97    (7)        N/A         --         9,485
  Presidio at South
   Mountain.............     N/A    10/01/97    (7)        N/A         --        14,593
  Silvercliff...........    7.66    11/10/97    (2)      7,304       7,382        7,469
  Braeswood Park........    7.51    01/01/98    (2)      6,635       6,761        6,889
  Seahawk...............    8.05    01/10/98    (2)      5,350       5,427        5,505
  La Tierra at the
   Lakes................    7.89    12/01/98    (2)     25,105      26,019       26,444
  Windsail..............    8.88    02/01/99    (2)      4,675       4,798        4,843
  Clubhouse.............    8.75    12/01/99    (2)      5,501       5,831          --
  Greenpointe...........    8.50    03/01/00    (3)      3,410       3,638        3,696
  Mountain Shadow.......    8.50    03/01/00    (3)      3,130       3,340        3,394
  Sunterra..............    8.25    03/01/00    (3)      7,612       8,138        8,274
  Brompton Court........    8.39    09/01/00    (2)     13,340      14,318       14,543
  Spring Park...........     N/A    09/27/00    (7)        N/A         --         4,293
  Park Place I..........     N/A    11/01/00    (7)        N/A         --         3,515
  Park Place II.........     N/A    11/01/00    (7)        N/A         --         3,517
  Treat Commons.........    7.50    09/14/01    (2)      6,578       7,192        7,296
  El Dorado.............    7.59    10/01/02    (2)     15,527      16,718          --
  Ashton Place..........    7.75    10/01/23    (3)        N/A      47,342          --
  Double Tree II........    8.25    05/01/33    (3)        N/A       4,750        4,770
                                                                  --------     --------
                                                                   162,337      136,829
TAX-EXEMPT FIXED
 RATE(4):
  Cherry Creek..........    8.11    11/01/01    (2)      2,630       4,000        4,210
  Fox Creek.............    8.71    05/01/97    (2)      4,246       4,236          --
  Summertree............    6.65    12/15/18    (2)      4,435       4,435          --
  Redwood Shores........    5.53    10/01/08    (2)     16,820      25,220          --
                                                                  --------     --------
                                                                    37,891        4,210
TAX-EXEMPT FLOATING
 RATE(4):
  Apple Creek...........    6.48    09/01/07    (5)     11,100      11,100       11,100
COMBINED(6):
  Las Flores............    8.42    06/01/24    (3)        N/A       5,860        5,915
                            ----                                  --------     --------
    Total/Average
     Mortgage Debt......    7.60%                                 $217,188     $158,054
                            ====                                  ========     ========

--------
(1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses, as of December 31, 1996.
(2) Amortizing monthly with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Tax-exempt rates include credit enhancement and other bond-related costs, where applicable.
(5) Monthly payments are interest only until maturity and the interest rate is adjusted weekly by the remarketing agent. Weighted-average daily interest rate was 5.97% for 1996. Mortgage is secured by a letter of credit of $11.4 million. The fee for this letter of credit is 5.05% per annum of the outstanding mortgage payable balance.
(6) In 1990, the Las Flores apartments were refinanced pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.
(7) Mortgage was prepaid during 1996.

                        SECURITY CAPITAL PACIFIC TRUST

  The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                      1996      1995     1994
                                                    --------  --------  -------
      Balances at January 1........................ $158,054  $ 93,624  $48,872
       Notes originated or assumed.................  104,176    66,481   56,624
       Principal payments and prepayments..........  (45,042)   (2,051) (11,872)
                                                    --------  --------  -------
      Balances at December 31...................... $217,188  $158,054  $93,624
                                                    ========  ========  =======

 Scheduled Debt Maturities

  Approximate principal payments due during each of the years in the 20-year period ending December 31, 2016 are as follows (in thousands):

                                                            SHORT TERM
                                UNSECURED      UNSECURED    BORROWING
                    MORTGAGES LONG-TERM DEBT LINE OF CREDIT AGREEMENT   TOTAL
                    --------- -------------- -------------- ---------- --------
      1997......... $ 15,266     $    --        $   --       $10,450   $ 25,716
      1998.........   40,012          --         99,750          --     139,762
      1999.........   12,790       30,000           --           --      42,790
      2000.........   29,799          --            --           --      29,799
      2001.........   11,280       12,500           --           --      23,780
      2002.........   17,348       32,500           --           --      49,848
      2003.........    1,752       38,750           --           --      40,502
      2004.........    1,903       38,750           --           --      40,653
      2005.........    2,066       38,750           --           --      40,816
      2006.........    2,241       38,750           --           --      40,991
      2007.........   13,528       18,750           --           --      32,278
      2008.........   18,863       38,750           --           --      57,613
      2009.........    1,603       36,250           --           --      37,853
      2010.........    1,732       38,750           --           --      40,482
      2011.........    1,871       25,000           --           --      26,871
      2012.........    2,022       30,000           --           --      32,022
      2013.........    2,185       35,000           --           --      37,185
      2014.........    2,361       42,500           --           --      44,861
      2015.........    2,551       40,000           --           --      42,551
      2016.........    2,756       45,000           --           --      47,756
      Thereafter...   33,259          --            --           --      33,259
                    --------     --------       -------      -------   --------
      Total:....... $217,188     $580,000       $99,750      $10,450   $907,388
                    ========     ========       =======      =======   ========

 Covenants

  PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum loan to value ratios. PTR was in compliance with all covenants pertaining to its debt instruments at December 31, 1996.

(7) DISTRIBUTIONS

  PTR's distribution strategy is to distribute what it believes is a conservative percentage of cash flow while maintaining its status as a REIT which generally requires annual distributions of at least 95% of PTR's taxable income.

                         SECURITY CAPITAL PACIFIC TRUST

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 10, 1996 Board meeting, the Board announced an increase in the annual distribution level from $1.24 to $1.30 per Common Share and declared the first quarter 1997 distribution of $0.325 per Common Share. The first quarter distribution was paid on February 20, 1997 to shareholders of record on February 7, 1997. The payment of distributions is subject to the discretion of the Board and is dependent upon the financial condition and operating results of PTR.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared.

  PTR made total cash distributions of $1.24 per Common Share in 1996, $1.15 per Common Share in 1995 and $1.00 per Common Share in 1994. In addition, on November 12, 1996, PTR distributed 0.125694 shares of Homestead common stock and warrants to purchase 0.084326 shares of Homestead common stock per Common Share in the Homestead Distribution to each holder of record of Common Shares on October 29, 1996.

  For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1995 and 1994 and the estimated taxability for 1996:

                                                               1996  1995  1994
                                                               ----- ----- -----
      Per Common Share
        Ordinary income....................................... $0.61 $0.92 $0.68
        Capital gains.........................................  0.11   --    --
        Return of capital.....................................  0.52  0.23  0.32
                                                               ----- ----- -----
          Total............................................... $1.24 $1.15 $1.00
                                                               ===== ===== =====

  The Homestead securities distributed by PTR to each holder of Common Shares in the Homestead Distribution were valued at $2.16 per PTR Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

  On July 21, 1994, in addition to the normal Common Share distributions paid, PTR redeemed the shareholder purchase rights issued pursuant to the Rights Agreement dated as of February 23, 1990, as amended. Pursuant to the redemption, each holder of record at the close of business on July 21, 1994 was entitled to receive $0.01 per shareholder purchase right. The redemption price was paid on August 12, 1994 and was taxable as ordinary income for federal income tax purposes.

                         SECURITY CAPITAL PACIFIC TRUST

  For federal income tax purposes, the following summaries reflect the taxability of dividends paid on Series A Preferred Shares and Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"), respectively, for periods prior to 1996 and the estimated taxability for 1996. The Series A and Series B Preferred Shares are discussed in Note 8.

                                                              1996  1995  1994
                                                              ----- ----- -----
      Per Series A Preferred Share:
        Ordinary income...................................... $1.47 $1.75 $1.75
        Capital gains........................................  0.28   --    --
        Return of capital....................................   --    --    --
                                                              ----- ----- -----
          Total.............................................. $1.75 $1.75 $1.75
                                                              ===== ===== =====

                                                                DATE OF ISSUANCE
                                                          1996    TO 12/31/95
                                                          ----- ----------------
      Per Series B Preferred Share:
        Ordinary income.................................. $1.89     $1.3625
        Capital gains....................................  0.36         --
                                                          -----     -------
          Total.......................................... $2.25     $1.3625
                                                          =====     =======

  Due to the increase in the conversion ratio (Note 8) resulting from the Homestead Distribution to holders of Common Shares, holders of Series A Preferred Shares were deemed to have received a distribution of $2.43 on November 12, 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  PTR's tax return for the year ended December 31, 1996 has not been filed, and the taxability information for 1996 is based upon the best available data. PTR's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

(8) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1996, 150,000,000 shares of beneficial interest, par value $1.00 per share, were authorized. The Board is authorized to issue, from the authorized but unissued shares of PTR, preferred shares in series and to establish from time to time the number of preferred shares to be included in such series and to fix the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series.

 Series A Preferred Shares

  The Series A Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1996 of $162.4 million plus any accrued but unpaid distributions. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. During 1996, 2,705,000 of PTR's Series A Preferred Shares were converted, at the option of the holders, into 3,294,000 Common Shares (an implied conversion ratio of 1.2178 Common Shares for each Series A Preferred Share, which is a combination of the original conversion ratio of 1.2162 and the adjusted ratio discussed below).

                         SECURITY CAPITAL PACIFIC TRUST

  As a result of the Homestead Distribution, PTR adjusted the conversion price of its Series A Preferred Shares, effective as of the opening of business on October 30, 1996, from $20.556 to $18.561 per Common Share (a conversion ratio of 1.3469 Common Shares for each Series A Preferred Share), as required by the Articles Supplementary governing the Series A Preferred Shares. Distributions on the Series A Preferred Shares are cumulative in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly PTR distribution rate on the Common Shares into which the Series A Preferred Shares are convertible. The Series A Preferred Share dividends are payable quarterly in arrears on the last day of March, June, September and December of each year. Based on the projected 1997 distribution level of $1.30 per Common Share, the projected 1997 dividend on the Series A Preferred Shares is $1.751 per share. The Series A Preferred Shares are redeemable at the option of PTR after November 30, 2003.

 Series B Preferred Shares

  The Series B Preferred Shares issued in May 1995 have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $105.0 million plus any accrued but unpaid distributions. The net proceeds (after underwriting commissions and other offering costs) to PTR from the sale of the Series B Preferred Shares were $101.4 million. On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of PTR, in whole or in part, at a redemption price of $25.00 per share plus accrued and unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of PTR, which may include shares of other series of preferred shares. The holders of the Series B Preferred Shares have no preemptive rights with respect to any shares of the capital securities of PTR or any other securities of PTR convertible into or carrying rights or options to purchase any such shares. The Series B Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of PTR to redeem or retire the Series B Preferred Shares and are not convertible into any other securities of PTR. In addition, holders of the Series B Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9% of the liquidation preference per annum (equivalent to $2.25 per share). Such distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December.

  Series A Preferred Shares and Series B Preferred Shares are collectively referred to as "Preferred Shares." The net proceeds from the sale of Preferred Shares were used primarily for the acquisition, development and renovation of multifamily communities, and to repay revolving credit balances incurred for such purposes.

  Both series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

  All dividends due and payable on Preferred Shares have been accrued and paid as of the end of each fiscal year and, accordingly, are reflected in the accompanying financial statements.

 Option Plan

  In January 1987, PTR adopted its Share Option Plan for Outside Trustees (the "1987 Plan"). There are 200,000 Common Shares reserved for issuance upon exercise of options which could have been granted to independent Trustees under the 1987 Plan. All options granted are for a term of five years and are exercisable in whole or in part. The exercise price of the options granted may not be less than the fair market value on the date of grant. At December 31, 1996, there were 32,000 options for Common Shares outstanding and exercisable under the 1987 Plan at exercise prices ranging from $10.625 to $21.50 per Common Share. No further options may be granted under the 1987 Plan.

                        SECURITY CAPITAL PACIFIC TRUST

 Outstanding Warrants

  As a result of the Merger discussed in Note 3, warrants to acquire 140,530 Common Shares at an exercise price of $14.21 per share were outstanding as of December 31, 1996. These warrants are subject to adjustment to prevent dilution and expire on November 8, 1999.

 Ownership Restrictions and Significant Shareholder

  PTR's Restated Declaration of Trust and the Articles Supplementary governing the Preferred Shares restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of PTR's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions are to assist in protecting and preserving PTR's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For PTR to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of PTR's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares, and thus assists the Trustees in protecting and preserving PTR's REIT status for tax purposes.

  Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by PTR. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the eligibility of PTR to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of PTR as a REIT is advantageous to the shareholders.

  The Board has permitted Security Capital Group, the owner of the REIT Manager (see Note 9), to acquire up to 49% of PTR's fully converted Common Shares. Security Capital Group's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital Group owned 36.3% of PTR's total outstanding Common Shares at December 31, 1996. Pursuant to an agreement between Security Capital Group and PTR, Security Capital Group has agreed to acquire no more than 49% of the fully converted Common Shares except pursuant to an all-cash tender offer for all Common Shares held open for 90 days. Security Capital Group would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

 Purchase Rights

  In 1994, the Board authorized the distribution of one preferred share purchase right (a "Purchase Right") for each Common Share outstanding at the close of business on July 21, 1994. Holders of additional Common Shares issued after July 21, 1994 and prior to the expiration of the Purchase Rights on July 21, 2004 will be entitled to one Purchase Right for each additional Common Share.

  Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of a series of Junior Participating Preferred Shares, par value $1.00 per share (the "Participating Preferred Shares"), at a price of $60.00 per one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital Group and certain defined affiliates), commences or announces a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons of 25% or more of the outstanding Common Shares (49% in the case of Security Capital Group and certain defined affiliates) or files or announces their intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of

                        SECURITY CAPITAL PACIFIC TRUST

Security Capital Group and certain defined affiliates). Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by the Board.

 Shelf Registration

  On September 27, 1996, PTR filed a $300 million shelf registration statement with the Securities and Exchange Commission. These securities can be issued in the form of unsecured debt and preferred shares of beneficial interest on an as-needed basis, subject to PTR's ability to effect an offering on satisfactory terms. As of December 31, 1996, $170 million in securities were available to be issued under this shelf registration.

(9) REIT MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS

  Effective March 1, 1991, PTR entered into a REIT management agreement (the "REIT Management Agreement") with Security Capital Pacific Incorporated (the "REIT Manager"), pursuant to which the REIT Manager assumed day-to-day management of PTR. All officers of PTR are employees of the REIT Manager and PTR currently has no employees. The REIT Manager provides both strategic and day-to-day management of PTR, including research, investment analysis, acquisition, development, dispositions, property management, capital markets, legal, accounting and other administrative services. The REIT Manager is a wholly owned subsidiary of Security Capital Group (see Note 8).

  The REIT Management Agreement requires PTR to pay a base annual fee of $855,000 plus 16% of cash flow as defined in the REIT Management Agreement in excess of $4,837,000, payable monthly. In the REIT Management Agreement, cash flow is calculated by reference to PTR's cash flow from operations plus (i) fees paid to the REIT Manager, (ii) extraordinary expenses incurred at the request of the independent Trustees of PTR and (iii) 33% of any interest paid by PTR on convertible subordinated debentures (of which there has been none since inception of the REIT Management Agreement); and after deducting (i) regularly scheduled principal payments (excluding prepayments or balloon payments) for debt with commercially reasonable amortization schedules, (ii) actual or assumed principal and interest payments on long-term debt, (iii) interest income received in connection with the Homestead Notes resulting from the Homestead transaction discussed in Notes 2 and 5 and (iv) distributions actually paid with respect to any nonconvertible preferred shares of beneficial interest of PTR. The REIT Management Agreement provides that the long-term unsecured debt described in Note 6 is treated as if it had regularly scheduled principal and interest payments similar to a 20-year, level monthly payment, fully amortizing mortgage, and the assumed principal and interest payments are deducted from cash flow in determining the fee. Cash flow does not include dividend and interest income from PTR Development Services, realized gains or losses from dispositions of investments or income from cash equivalent investments. The REIT Manager also receives a fee of 0.25% per year on the average daily balance of cash equivalent investments.

  PTR is obligated to reimburse the REIT Manager for certain expenses incurred by the REIT Manager on behalf of PTR relating to PTR's operations, consisting primarily of external professional fees, offering costs and travel expenses.

  The REIT Management Agreement is renewable by PTR annually, subject to a determination by the independent Trustees (who receive performance benchmark information verified by an independent third party)

                        SECURITY CAPITAL PACIFIC TRUST
that the REIT Manager's performance has been satisfactory and that the compensation payable to the REIT Manager is fair. Each of PTR and the REIT Manager may terminate the REIT Management Agreement on 60 days' notice.

  SCG Realty Services Incorporated ("SCG Realty Services"), a subsidiary of Security Capital Group, has managed and currently manages a substantial majority of PTR's operating multifamily communities (91.3% as of January 29, 1997, based on total expected investment). Homestead Realty Services Incorporated ("Homestead Realty Services"), a subsidiary of Security Capital Group, managed all of PTR's operating Homestead Village(R) extended-stay lodging assets through October 17, 1996 (See Note 2).

  PTR recently announced that it received a proposal from Security Capital Group to exchange the REIT Manager and SCG Realty Services for Common Shares. As a result of the proposed transaction, PTR would become an internally managed REIT and Security Capital Group would remain PTR's largest shareholder. The Board has formed a special committee comprised of independent Trustees to review the proposed transaction. The proposed transaction is subject to approval by both the special committee and the full Board. If the Board approves the transaction, a proxy statement, subject to review by the Securities and Exchange Commission, will be mailed to PTR's common shareholders prior to a shareholder vote on the proposed transaction.

(10) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per share amounts) for 1996 and 1995 is as follows:

                                             THREE MONTHS ENDED          YEAR
                                       -------------------------------  ENDED
                                        3-31    6-30    9-30    12-31   12-31
                                       ------- ------- ------- ------- --------
1996:
  Rental income....................... $75,809 $79,491 $84,802 $81,944 $322,046
                                       ======= ======= ======= ======= ========
  Earnings from operations............ $22,920 $24,462 $24,718 $21,989 $ 94,089
  Gain on sale of investments, net....   2,923   5,160  25,257   4,152   37,492
  Less extraordinary item--loss on
   early extinguishment of debt.......     --      870     --      --       870
  Less preferred share dividends......   6,388   6,386   6,182   5,211   24,167
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $19,455 $22,366 $43,793 $20,930 $106,544
                                       ======= ======= ======= ======= ========
  Net earnings per Common Share:
    Primary........................... $  0.27 $  0.31 $  0.60 $  0.28 $   1.46
                                       ======= ======= ======= ======= ========
    Fully-diluted..................... $   --  $   --  $   .57 $   --  $    --
                                       ======= ======= ======= ======= ========
  Weighted-average Common Shares:
    Primary...........................  72,211  72,223  72,628  75,147   73,057
                                       ======= ======= ======= ======= ========
    Fully-diluted.....................     --      --   83,217     --       --
                                       ======= ======= ======= ======= ========
1995:
  Rental income....................... $53,518 $65,719 $70,176 $73,060 $262,473
                                       ======= ======= ======= ======= ========
  Earnings from operations............ $14,540 $20,806 $23,203 $23,147 $ 81,696
  Gain on sale of investments, net....     --      --      --    2,623    2,623
  Less preferred share dividends......   4,025   5,023   6,387   6,388   21,823
                                       ------- ------- ------- ------- --------
  Net earnings attributable to Common
   Shares............................. $10,515 $15,783 $16,816 $19,382 $ 62,496
                                       ======= ======= ======= ======= ========
  Primary and fully-diluted net
   earnings per
   Common Shares...................... $  0.20 $  0.22 $  0.23 $  0.27 $   0.93
                                       ======= ======= ======= ======= ========
  Weighted-average Common Shares
   outstanding........................  51,485  72,027  72,211  72,211   67,052
                                       ======= ======= ======= ======= ========

                        SECURITY CAPITAL PACIFIC TRUST

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)
(11) COMMITMENTS AND CONTINGENCIES

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence investigation procedures, PTR has conducted Phase I environmental assessments on each property prior to acquisition since 1984. The cost of complying with environmental regulations was not material to PTR's results of operations for any of the years in the three-year period ended December 31, 1996. PTR is not aware of any environmental condition on any of its communities which is likely to have a material adverse effect on PTR's financial condition or results of operations.

  See Notes 4 and 5 for development and acquisition commitments.

(12) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosures of estimated fair value of financial instruments was determined by PTR based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and accordingly they are not necessarily indicative of amounts that PTR could realize upon disposition.

  As of December 31, 1996 and 1995, the carrying amount of certain financial instruments employed by PTR, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of lines of credit balances approximates fair value as of those dates since the interest rate fluctuates based on published market rates. As discussed in Note 5, the Homestead Notes outstanding at December 31, 1996 are reflected at fair value in the accompanying balance sheet. PTR believes the carrying value of the other mortgage notes receivable approximates fair value. As of December 31, 1996 and 1995, based on the borrowings available to PTR, the carrying value of the long-term debt and mortgages was a reasonable estimation of their fair values.

 Derivative Financial Instruments

  PTR has only limited involvement with derivative financial instruments and does not use them for trading purposes. PTR occasionally utilizes derivative financial instruments as hedges in anticipation of future transactions to manage well-defined interest rate risk.

  In anticipation of a 1997 debt offering, PTR entered into interest rate contracts in 1996 with notional amounts aggregating $50 million which PTR plans to terminate when the anticipated offering is completed. As of December 31, 1996, the fair value of these interest rate contracts was an unrealized loss of approximately $831,000 (approximately $69,250 as of March 10, 1997) based on quoted market prices or estimates obtained from brokers. There were no derivative financial instruments outstanding as of December 31, 1995.

(13) SUBSEQUENT EVENT

  On March 10, 1997, PTR borrowed $60 million under a short-term borrowing agreement with a financial institution. The loan matures on September 10, 1997, but provides for early repayment at PTR's option on the 10th day of each month during the term. Interest is payable monthly at an annual rate of LIBOR plus 0.60% (6.0375% at March 10, 1997). These proceeds were used to pay down PTR's $350 million line of credit which had an outstanding balance of $151.5 million after the paydown on March 10, 1997.

                                                                    SCHEDULE III

                         SECURITY CAPITAL PACIFIC TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                 GROSS AMOUNT AT WHICH
                                                                CARRIED AT DECEMBER 31,
                              INITIAL COST TO PTR    COSTS               1996
                              ------------------- CAPITALIZED ---------------------------
                                      BUILDINGS     SUBSE-            BUILDINGS            ACCUMU-     CON-
                      ENCUM-             AND       QUENT TO              AND              LATED DE-  STRUCTION   YEAR
     PROPERTIES       BRANCES  LAND  IMPROVEMENTS ACQUISITION  LAND  IMPROVEMENTS TOTALS  PRECIATION   YEAR    ACQUIRED
     ----------       ------- ------ ------------ ----------- ------ ------------ ------- ---------- --------- --------
MULTIFAMILY:
Albuquerque, New
 Mexico:
 Commanche Wells..... $  --   $  719   $ 4,072      $   374   $  719   $ 4,445    $ 5,164   $  331     1985      1994
 Corrales Pointe.....    --      944     5,351          516      944     5,867      6,811      507     1986      1993
 Entrada Pointe......    --    1,014     5,744          918    1,014     6,662      7,676      518     1986      1994
 La Paloma...........    --    4,135       --        19,039    4,135    19,039     23,174    1,073     1996      1993
 La Ventana..........    --    2,210       --        13,117    2,657    12,670     15,327      387     1996      1994
 Pavilions...........    --    2,182     7,624        5,632    2,182    13,256     15,438    1,864      (a)        (a)
 Sandia Ridge........    --    1,339     5,358          959    1,339     6,317      7,656      898     1986      1992
 Vistas at Seven Bar
  Ranch (g)..........    --    2,597       --        19,277    2,597    19,277     21,874      243     1996      1994
 Vista Del Sol.......    --    1,105     4,419          544    1,105     4,963      6,068      165     1987      1993
 Wellington Place....    --    1,881     7,523        1,052    1,881     8,575     10,456      701     1981      1993
 Telegraph Hill......    --    1,216     6,889          140    1,216     7,029      8,245       48     1986      1996
Austin, Texas:
 Anderson Mill Oaks..    --    1,794    10,165          600    1,794    10,764     12,558      912     1984      1993
 Cannon Place........    --    1,220     4,879          747    1,220     5,626      6,846      459     1984      1993
 Estates of Gracy
  Farms (g)..........    --      788       --           453      788       453      1,241       (b)      (b)     1993
 Hunters' Run........    --    1,400       --        10,080    1,400    10,080     11,480      516     1995      1993
 Hunters' Run II.....    --      797       --         7,479      797     7,479      8,276      115     1996      1995
 Monterey Ranch
  Village II.........    --    1,151       --        22,889    1,151    22,889     24,040      291     1996      1993
 The Ridge...........    --    1,669     6,675        2,296    1,669     8,971     10,640      826     1978      1993
 Rock Creek..........    --    1,311     7,431        1,504    1,311     8,935     10,246      741     1979      1993
 Saddlebrook.........    --      800       --        12,521      800    12,521     13,321    1,184     1994      1992
 Shadowood...........    --    1,197     4,787          638    1,197     5,425      6,622      476     1985      1993
Dallas, Texas:
 Apple Ridge.........    --    1,986     7,942        1,223    1,986     9,165     11,151      736     1984      1993
 Custer Crossing.....    --    1,532     8,683          340    1,532     9,023     10,555      758     1985      1993
 Park Meadows (g)....    --    1,373       --         4,625    1,373     4,624      5,997       (b)      (b)     1996
 Post Oak Ridge......    --    2,137    12,111        1,024    2,137    13,135     15,272    1,096     1983      1993
 Quail Run...........    --    1,613     9,140          459    1,613     9,599     11,212      801     1983      1993
 Summerstone.........    --    1,028     5,823          251    1,028     6,074      7,102      516     1983      1993
 Timber Ridge........    --      997     5,651          470      997     6,121      7,118      363     1984      1994
 Timber Ridge II (g).    --      675       --           567      675       567      1,242      (b)      (b)      1996
 Woodland Park.......    --    1,386     5,543          435    1,386     5,978      7,364      482     1986      1993
Denver, Colorado:
 Cambrian............    --    2,256     9,026          877    2,256     9,903     12,159      909     1983      1993
 The Cedars..........    --    3,128    12,512        1,785    3,128    14,297     17,425    1,330     1984      1993
 Fox Creek I.........    --    1,167     4,669          615    1,167     5,284      6,451      423     1984      1993
 Fox Creek II........    --      --        --           217      --        217        217       (b)      (b)     1995
 Hickory Ridge.......    --    4,402    17,607        1,578    4,402    19,185     23,587    2,112     1984      1992
 Reflections I.......    --    1,591     6,362          940    1,591     7,301      8,892      675     1980      1993
 Reflections II......    --      805       --        11,530      805    11,530     12,335      335     1996      1993
 Silvercliff.........  7,382   2,410    13,656          332    2,410    13,988     16,398    1,031     1991      1994
 Sunwood.............    --    1,030     4,596          606    1,030     5,202      6,232      570     1981      1992
El Paso, Texas:
 Acacia Park.........    --    1,130       --        13,151    1,130    13,151     14,281      760     1995      1993
 Cielo Vista.........    --    1,111     4,445        3,368    1,111     7,813      8,924      519     1962      1993
 The Crest at Shadow
  Mountain...........    --      865       --         7,152      865     7,152      8,017    1,106     1991      1992

                                                                 GROSS AMOUNT AT WHICH
                                                                CARRIED AT DECEMBER 31,
                              INITIAL COST TO PTR    COSTS               1996
                              ------------------- CAPITALIZED ---------------------------
                                      BUILDINGS     SUBSE-            BUILDINGS            ACCUMU-     CON-
                      ENCUM-             AND       QUENT TO              AND              LATED DE-  STRUCTION   YEAR
     PROPERTIES       BRANCES  LAND  IMPROVEMENTS ACQUISITION  LAND  IMPROVEMENTS TOTALS  PRECIATION   YEAR    ACQUIRED
     ----------       ------- ------ ------------ ----------- ------ ------------ ------- ---------- --------- --------
 Double Tree......... $   --  $1,106   $ 4,423      $   708   $1,106   $ 5,130    $ 6,236   $  488     1980      1993
 Las Flores..........   5,860    625     6,624        1,253      625     7,877      8,502    3,368       (c)       (c)
 Mountain Village....     --   1,203     4,824        1,410    1,203     6,234      7,437      991     1982      1992
 The Patriot.........     --   1,027       --        11,204    1,027    11,204     12,231      485     1996      1993
 Park Place..........     --     992     7,409          416      992     7,825      8,817    1,708       (d)       (d)
 The Phoenix.........     --     454       --        10,234      454    10,234     10,688    1,136     1993      1993
 Shadow Ridge........     --   1,524     3,993        6,864    1,524    10,857     12,381    1,190       (e)       (e)
 Tigua Village.......     683    161       146        2,109      161     2,255      2,416    1,228       (f)       (f)
Houston, Texas:
 American Rice.......     --  13,162       --           254   13,162       254     13,416       (b)      (b)     1996
 Beverly Palms.......     --   1,393     7,893          919    1,393     8,812     10,205      647     1970      1994
 Braeswood Park......   6,761  1,861    10,548          195    1,861    10,743     12,604      912     1984      1993
 Brompton Court......  14,318  4,058    22,993        4,393    4,058    27,386     31,444    1,830     1972      1994
 Cranbrook Forest....     --   1,326     5,302          329    1,326     5,631      6,957      463     1984      1993
 Memorial Heights I..     --   3,169       --        15,273    3,169    15,273     18,442      290     1996      1996
 Memorial Heights II.     --   9,164       --           475    9,164       475      9,639       (b)      (b)     1996
 Oaks at Medical
  Center I...........     --   4,210       --        14,201    4,210    14,201     18,411      347       (b)     1994
 Oaks at Medical
  Center II..........     --   3,368       --         2,044    3,368     2,044      5,412      (b)       (b)     1994
 Pineloch............     --   1,980    11,221          558    1,980    11,779     13,759      988     1984      1993
 Plaza Del Oro.......     --   1,713     9,706          658    1,713    10,364     12,077      710     1984      1994
 Seahawk.............   5,427  1,258     7,125          362    1,258     7,487      8,745      542     1984      1994
 Sacks...............     --   2,812       --           --     2,812       --       2,812       (b)      (b)     1996
 Weslayan Oaks.......     --     581     3,293          124      581     3,417      3,998      294     1984      1993
Inland Empire,
 California:
 The Crossing........     --   2,227    12,622          560    2,227    13,182     15,409      232     1989      1996
 Miramonte...........     --   2,357    13,364          614    2,357    13,978     16,335      374     1989      1995
 Mission Springs &
  Villas.............     --   5,780    32,757          758    5,780    33,515     39,295      506     1988      1996
 Westcourt Village...     --   1,909    10,817        2,607    1,909    13,424     15,333      273     1986      1996
 Woodsong Village....     --   1,846    10,469          177    1,846    10,646     12,492       97     1985      1996
Kansas City, Kansas:
 SWC 119th & Quivira.     --   1,565       --           368    1,565       367      1,932       (b)      (b)     1996
 NEC 119th & Quivira.     --   1,540       --           470    1,540       470      2,010       (b)      (b)     1996
Las Vegas, Nevada:
 The Hamptons........     --   2,959    16,790        1,381    2,959    18,171     21,130      799     1989      1995
 Horizons at Peccole
  Ranch..............     --   3,173    18,048          509    3,173    18,557     21,730      851     1990      1995
 King's Crossing.....     --   2,860    16,272          269    2,860    16,541     19,401      764     1991      1995
 La Tierra at the
  Lakes..............  26,019  5,904    33,561        2,792    5,904    36,353     42,257    1,676     1986      1995
 Sunterra............   8,138  2,086    11,867          301    2,086    12,168     14,254      561     1986      1995
Omaha, Nebraska:
 Apple Creek.........  11,100  1,953    11,069          773    1,953    11,842     13,795      787     1987      1994
 Oakbrook............     --   1,108     6,307          121    1,108     6,428      7,536      296     1994      1995
Orange County,
 California:
 Aliso Viejo.........     --   4,872       --           883    4,872       883      5,755       (b)      (b)     1996
 Las Flores Apartment
  Homes..............     --   4,190       --         4,044    4,190     4,044      8,234       (b)      (b)     1996
 Newpointe...........     --   1,403     7,981          100    1,403     8,081      9,484      109     1987      1996
 Villa Marseilles....     --   1,970    11,162          255    1,970    11,417     13,387       26     1991      1996
Phoenix, Arizona:
 Arrowhead I (g).....     --   2,019       --           370    2,019       370      2,389      (b)       (b)     1995
 Bay Club............     --   2,797    11,188        1,122    2,797    12,310     15,107    1,037     1985      1993
 Foxfire.............     --   1,055     5,976          326    1,055     6,302      7,357      465     1985      1994
 Miralago I (g)......     --   2,743       --        16,697    2,743    16,697     19,440        6     1996      1995
 Moorings at Mesa
  Cove...............     --   3,261    13,045        1,066    3,261    14,111     17,372    1,464     1985      1992
 North Mountain
  Village............     --   2,704    15,323          432    2,704    15,755     18,459    1,199     1986      1994
 Peaks at Papago Park
  I..................     --   4,131    23,408        1,732    4,131    25,140     29,271    1,843     1988      1994
 Peaks at Papago Park
  II.................     --   1,000       --         6,188    1,000     6,188      7,188      101     1996      1994
 The Ridge--Phoenix..     --   1,852    10,492          411    1,852    10,903     12,755      918     1987      1993
 San Antigua.........     --   4,200       --        19,589    4,200    19,589     23,789    1,732     1994      1991

                                                                 GROSS AMOUNT AT WHICH
                                                                CARRIED AT DECEMBER 31,
                               INITIAL COST TO PTR    COSTS               1996
                               ------------------- CAPITALIZED --------------------------
                                       BUILDINGS     SUBSE-            BUILDINGS           ACCUMU-     CON-
                       ENCUM-             AND       QUENT TO              AND             LATED DE-  STRUCTION   YEAR
      PROPERTIES       BRANCES  LAND  IMPROVEMENTS ACQUISITION  LAND  IMPROVEMENTS TOTALS PRECIATION   YEAR    ACQUIRED
      ----------       ------- ------ ------------ ----------- ------ ------------ ------ ---------- --------- --------
 San Marina...........  $ --   $1,208    $4,831      $  911    $1,208    $5,742    $6,950   $1,044     11986     1992
 San Marquis North....    --    1,215       --        9,535     1,215     9,535    10,750      608      1994     1993
 San Marquis South....    --    2,312       --       11,167     2,312    11,167    13,479      968      1994     1993
 San Palmera (g)......    --    3,515       --       17,534     3,515    17,534    21,049        7      1996     1995
 San Valiente I (g)...    --    3,062       --       13,851     3,062    13,851    16,913       (b)       (b)    1995
 Scottsdale Greens....    --    3,489    19,774       5,035     3,489    24,809    28,298    1,629      1980     1994
 Superstition Park....    --    2,340     9,362         991     2,340    10,353    12,693    1,069      1985     1992
Portland, Oregon:
 Arbor Heights........    --    2,669       --        6,135     2,669     6,135     8,804       (b)       (b)    1996
 Brighton.............    --    1,675     9,532         270     1,675     9,801    11,476       90     1,685     1996
 Cambridge Crossing...    --    2,260       --        3,574     2,260     3,574     5,834       (b)       (b)    1996
 Club at the Green....    --    1,640     9,327         184     1,640     9,511    11,151      453      1991     1995
 Double Tree I........    --    1,548     8,810         157     1,548     8,967    10,515      416      1990     1995
 Double Tree II.......  4,750     991     5,611          79       991     5,690     6,681      252      1994     1995
 Knight's Castle......    --    1,963    11,164          55     1,963    11,219    13,182      524      1989     1995
 Meridian at
  Murrayhill..........    --    2,517    14,320         420     2,517    14,739    17,256      680      1990     1995
 Preston's Crossing
  (g).................    --      851       --       12,015       851    12,015    12,866      125      1996     1995
 Riverwood Heights....    --    1,479     8,410         274     1,479     8,684    10,163      399      1990     1995
 Squire's Court.......    --    1,630     9,249         101     1,630     9,350    10,980      435      1989     1995
 Timberline...........    --    1,058     5,995         282     1,058     6,277     7,335      114      1990     1996
Reno, Nevada:
 Meadowview I & II....    --    3,485       --          735     3,485       735     4,220       (b)       (b)    1996
 Vista Ridge..........    --    2,002       --       15,593     2,002    15,593    17,595       (b)       (b)    1995
Salt Lake City, Utah:
 Brighton Place.......    --    2,091    11,892       1,300     2,091    13,191    15,282      582      1979     1995
 Cherry Creek.........  4,000   1,290     7,330         362     1,290     7,692     8,982      344      1986     1995
 Fox Creek............  4,236   1,172     6,641         123     1,172     6,764     7,936       --      1985     1996
 Greenpointe..........  3,638     891     5,050          67       891     5,117     6,008      238      1985     1995
 Greenpointe Expan-
  sion................    --       32       --          124        32       124       156       (b)       (b)    1996
 Mountain Shadow......  3,340     832     4,730         125       832     4,855     5,687      222      1985     1995
 Mountain Shadow
  Expansion...........    --       95       --          239        95       239       334       (b)       (b)    1996
 Remington............    --    2,324       --       13,765     2,324    13,765    16,089       76      1996     1995
 Riverview............    --    4,636       --        6,329     4,636     6,329    10,965       (b)       (b)    1996
 Summertree...........  4,435   1,521     8,619          43     1,521     8,662    10,183       39      1986     1996
San Antonio, Texas:
 Applegate............    --    1,455     8,248         522     1,455     8,770    10,225      737      1983     1993
 Austin Point.........    --    1,728     9,725         615     1,728    10,340    12,068      870      1982     1993
 Camino Real..........    --    1,084     4,338         859     1,084     5,197     6,281      529      1979     1993
 Cobblestone Village..    --      786     3,120         691       786     3,811     4,597      658      1984     1992
 Contour Place........    --      456     1,829         339       456     2,168     2,624      427      1984     1992
 The Crescent.........    --    1,145       --       14,545     1,145    14,545    15,690    1,384      1994     1992
 Dymaxion I...........    --      683     3,740         231       683     3,971     4,654      228      1984     1994
 The Gables...........    --    1,025     5,809         554     1,025     6,363     7,388      521      1983     1993
 Marbach Park.........    --    1,122     6,361         651     1,122     7,012     8,134      605      1985     1993
 Palisades Park.......    --    1,167     6,613         481     1,167     7,094     8,261      598      1983     1993
 Panther Springs......    --      585     3,317         145       585     3,462     4,047      294      1985     1993
 Rancho Mirage........    --      724     2,971       1,437       724     4,407     5,131      368      1974     1993
 Stanford Heights.....    --    1,631       --       11,703     1,631    11,703    13,334      399      1996     1993
 Sterling Heights.....    --    1,644       --       10,460     1,644    10,460    12,104      558      1995     1993
 St. Tropez I.........    --    2,013     8,054         971     2,013     9,025    11,038      983      1982     1992
 St. Tropez II........    --      605       --          554       605       554     1,159       (b)       (b)    1994
 Towne East Village...    --      350     1,985         236       350     2,221     2,571      182      1983     1993
 Villas of Castle
  Hills...............    --    1,037     4,148         746     1,037     4,894     5,931      424      1971     1993
 Waters of Northern
  Hills...............    --    1,251     7,105         785     1,251     7,890     9,141      604      1982     1994

                                                              GROSS AMOUNT AT WHICH CARRIED AT
                             INITIAL COST TO PTR     COSTS           DECEMBER 31, 1996
                            --------------------- CAPITALIZED --------------------------------
                                      BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                    ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
San Diego, Cali-
 fornia:
 Club Pacifica...  $    --  $  2,141  $   12,132   $    343   $  2,141  $   12,474  $   14,615   $  227     1987      1996
 El Dorado Hills.    16,718    4,418      25,084        713      4,418      25,797      30,215      237     1983      1996
 Ocean Crest.....       --     2,369      13,427        447      2,369      13,874      16,243      280     1993      1996
 Scripps Landing.       --     1,332       7,550        318      1,332       7,868       9,200      646     1985      1994
 The Palisades...       --     4,741      26,866         31      4,741      26,897      31,638       59     1991      1996
 Tierrasanta
  Ridge..........       --     2,859      16,130        695      2,859      16,825      19,684    1,340     1994      1994
San Francisco
 (Bay Area), Cal-
 ifornia:
 Harborside......       --     3,213      18,210        --       3,213      18,210      21,423       (b)      (b)     1996
 Ashton Place....    47,342    9,782      55,429        687      9,782      56,116      65,898      385     1970      1996
 Quail Ridge.....       --     2,633      14,923        587      2,633      15,508      18,141      246     1986      1996
 Redwood Shores..    25,220    5,608      31,778        263      5,608      32,046      37,654      215     1986      1996
 Treat Commons...     7,192    5,788      32,802        316      5,788      33,118      38,906      884     1988      1995
Santa Fe, New
 Mexico:
 Foothills of
  Santa Fe Phase
  I..............       --     1,396         --       1,098      1,396       1,098       2,494       (b)      (b)     1995
 The Meadows of
  Santa Fe.......       --       760         --      11,672        760      11,672      12,432    1,220     1994      1993
Seattle, Washing-
 ton:
 Canyon Creek....       --     5,250         --       9,393      5,250       9,393      14,643       (b)      (b)
 Canyon Crown....       --     4,370         --         231      4,370         231       4,601       (b)      (b)
 Clubhouse.......     5,831    1,223       6,928         20      1,223       6,948       8,171      --      1982      1996
 Forrest Creste..       --     1,681         --         312      1,681         312       1,993       (b)      (b)     1996
 Harbour Pointe..       --     2,027         --       2,865      2,027       2,865       4,892       (b)      (b)     1996
 Logan's Ridge...       --     1,950      11,118        278      1,950      11,395      13,345      524     1987      1995
 Matanza Creek...       --     1,016       5,814        267      1,016       6,081       7,097      276     1991      1995
 Millwood Es-
  tates..........       --     1,593       9,200        608      1,593       9,808      11,401      440     1987      1995
 Pebble Cove.....       --     1,895         --      15,084      1,895      15,084      16,979      148     1996      1995
 Remington Park..       --     2,795      15,593        732      2,795      16,325      19,120      684     1990      1995
 Walden Pond.....       --     2,033      11,535        336      2,033      11,871      13,904      545     1990      1995
Tucson, Arizona:
 Cobble Creek....       --     1,422       5,690        777      1,422       6,477       7,899    1,041     1980      1992
 Craycroft Gar-
  dens...........       --       348       1,392        234        348       1,626       1,974      235     1963      1992
 San Ventana (g).       --     3,177         --      20,561      3,177      20,560      23,737       89     1996      1993
 Tierra Antigua..       --       992       3,967        527        992       4,494       5,486      669     1979      1992
 Villa Caprice...       --     1,279       7,248        319      1,279       7,567       8,846      641     1972      1993
 Windsail........     4,798    1,852       7,407        718      1,852       8,124       9,976      770     1986      1993
Tulsa, Oklahoma:
 Southern Slope..       --       779       4,413        170        779       4,584       5,363      392     1982      1993
                   -------- --------  ----------   --------   --------  ----------  ----------   ------     ----      ----
 Total Multifami-
  ly.............   217,188  357,708   1,189,347    549,720    358,155   1,738,620   2,096,775   93,386
                   -------- --------  ----------   --------   --------  ----------  ----------   ------     ----      ----
LAND HELD FOR FU-
 TURE MULTIFAMILY
 DEVELOPMENT:
Austin, Texas:
 Monterey Ranch
  Village I (h)..       --       424         --       1,887        424       1,887       2,311       (b)      (b)     1993
 Monterey Ranch
  Village III
  (i)............       --     1,131         --       6,036      1,131       6,036       7,167       (b)      (b)     1993
 Monterey Ranch
  IV (j).........       --       920         --         --         920         --          920      --       N/A      1993
El Paso, Texas:
 West Ten (k)....       --     1,523         --          83      1,523          83       1,606      --       N/A      1994
Houston, Texas:
 SPCA Tract (l)..       --       563         --         --         563         --          563       (b)      (b)     1996
North Arlington,
 Texas:
 Cracker Barrel..       --       245         --         --         245         --          245      --

                                                                 GROSS AMOUNT AT WHICH CARRIED AT
                                INITIAL COST TO PTR     COSTS           DECEMBER 31, 1996
                               --------------------- CAPITALIZED --------------------------------
                                         BUILDINGS     SUBSE-              BUILDINGS               ACCUMU-     CON-
                       ENCUM-               AND       QUENT TO                AND                 LATED DE-  STRUCTION   YEAR
    PROPERTIES        BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------        -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
Phoenix, Arizona:
 San Valiente (m)
  ...............     $    --  $  1,647  $      --    $    540   $  1,647  $      540  $    2,187  $   --       N/A      1995
 Arrowhead II
  (n)............          --     1,601         --         128      1,601         128       1,729      --       N/A      1995
 Miralago II.....          --     1,801          33         33      1,801          66       1,867      --
San Antonio, Tex-
 as:
 Dymaxion II (o).          --       545         --          18        545          18         563      --       N/A      1994
 Indian Trails II
  (p)............          --       864         --          43        864          43         907      --       N/A      1994
 Walker Ranch I
  (q)............          --     2,230         --       1,282      2,230       1,282       3,512       (b)      (b)     1994
 Walker Ranch II
  (r)............          --     1,481         --         579      1,481         579       2,060       (b)      (b)     1994
 Walker Ranch III
  (s)............          --       555         --         258        555         258         813       (b)      (b)     1994
Santa Fe, New
 Mexico:
 Foothills of
  Santa Fe II
  (t)............          --     1,114         --         147      1,115         146       1,261       (b)      (b)     1995
 St. Francis (u).          --     1,941         --         391        941         391       2,332      --       N/A      1994
                               --------  ----------   --------   --------  ----------  ----------  -------
 Total Develop-
  ment Land......                18,585          33     11,425     18,586      11,457      30,043
                               --------  ----------   --------   --------  ----------  ----------  -------
HOTEL:
San Francisco,
 California:
 Wharf Holiday
  Inn (v)........          --    12,861       1,935      8,075     12,861      10,009      22,870    3,440     1972      1971
                               --------  ----------   --------   --------  ----------  ----------  -------
OFFICE/INDUSTRIAL:
Dallas, Texas:
 Irving Blvd.....          --       109         303        128        109         431         540      249     1968      1977
El Paso, Texas:
 Vista Industri-
  al.............          --       567       2,504         63        567       2,568       3,135      499     1987      1987
                      -------- --------  ----------   --------   --------  ----------  ----------  -------
 TOTAL
  OFFICE/INDUSTRIAL.       --       676       2,807        191        676       2,999       3,675      748
                      -------- --------  ----------   --------   --------  ----------  ----------  -------
 TOTAL...........     $217,188 $389,830  $1,194,122   $569,411   $390,278  $1,763,085  $2,153,363  $97,574
                      ======== ========  ==========   ========   ========  ==========  ==========  =======

-------
(a)Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b)As of December 31, 1996, property was undergoing development.
(c)Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(d)Phase I (160 units) was developed in 1989 and Phase II (132 units) was developed in 1991.
(e)Phase I (208 units) was acquired in 1991 and Phase II (144 units) was developed in 1994.
(f)Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978.
(g)Represents properties owned by third party developers that are subject to presale agreements to PTR to acquire such properties.
  PTR's investment as of December 31, 1996 represents development loans made by PTR to such developers.
(h)19.9 acres of undeveloped land.
(i)53.1 acres of undeveloped land.
(j)11.01 acres of undeveloped land.
(k)25.30 acres of undeveloped land.
(l).05 acres of undeveloped land.
(m)7.6 acres of undeveloped land.
(n)11.60 acres of undeveloped land.
(o)18.0 acres of undeveloped land.
(p)25.6 acres of undeveloped land.
(q)38.7 acres of undeveloped land.
(r)30.5 acres of undeveloped land.
(s)10.3 acres of undeveloped land.
(t)19.2 acres of undeveloped land.
(u)10.4 acres of undeveloped land.
(v)PTR owns the building and land leased to hold Holiday Inns of America, Inc. at Fisherman's Wharf in San Francisco.
  The lease with Holiday Inns expires in 2018.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of PTR's investment in real estate, at cost (in thousands):

             CARRYING AMOUNTS                         DECEMBER 31,
             ----------------               ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Balance at January 1....................... $1,855,866  $1,296,288    $872,610
Multifamily:
  Acquisitions and renovations
   expenditures............................    463,935     385,356     270,024
  Development expenditures, excluding land
   acquisition.............................    187,377     117,980     111,184
  Acquisition and improvements of land held
   for current and future development......     20,880      11,255      16,789
  Recurring capital expenditures...........      7,992       5,119       3,746
  Dispositions.............................   (269,693)     (6,166)    (11,902)
                                            ----------  ----------  ----------
    Net multifamily activity subtotal...... $  410,491  $  513,544  $  389,841
                                            ----------  ----------  ----------
Non-multifamily:
  Homestead development expenditure,
   including land acquisitions............. $   54,883  $   48,247  $   35,943
  Contribution of Homestead Assets.........   (161,370)        --          --
  Nonmultifamily dispositions..............     (6,527)     (2,235)       (331)
  Provision for possible loss..............        --         (220)     (1,600)
  Other....................................         20         242        (175)
                                            ----------  ----------  ----------
Balance at December 31..................... $2,153,363  $1,855,866  $1,296,288
                                            ==========  ==========  ==========
         ACCUMULATED DEPRECIATION                     DECEMBER 31,
         ------------------------           ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Balance at January 1....................... $   81,979  $   46,199  $   22,022
Depreciation for the year..................     44,887      36,685      24,614
Accumulated depreciation of real estate
 sold......................................    (22,653)       (646)       (151)
Contribution of Homestead Assets...........     (6,639)        --          --
Other......................................        --         (259)       (286)
                                            ----------  ----------  ----------
Balance at December 31..................... $   97,574  $   81,979  $   46,199
                                            ==========  ==========  ==========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Pacific Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Security Capital Pacific Trust, hereby constitutes and appoints C. Ronald Blankenship, Bryan J. Flanagan, Jeffrey A. Klopf, Ariel Amir, Edward J. Schneidman and Michael T. Blair its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

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

Date: March 13, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


   /s/ C. Ronald Blankenship         Chairman (Principal             March 13, 1997
____________________________________   Executive Officer) and
       C. Ronald Blankenship           Trustee

     /s/ Bryan J. Flanagan           Senior Vice President           March 13, 1997
____________________________________   (Principal Financial
         Bryan J. Flanagan             Officer)

       /s/ Thomas L. Poe             Vice President and              March 13, 1997
____________________________________   Controller (Principal
           Thomas L. Poe               Accounting Officer)

     /s/ James A. Cardwell           Trustee                         March 13, 1997
____________________________________
         James A. Cardwell

     /s/ John T. Kelley III          Trustee                         March 13, 1997
____________________________________
         John T. Kelley III

     /s/ Calvin K. Kessler           Trustee                         March 13, 1997
____________________________________
         Calvin K. Kessler

      /s/ William G. Myers           Trustee                         March 13, 1997
____________________________________
          William G. Myers

     /s/ James H. Polk III           Trustee                         March 13, 1997
____________________________________
         James H. Polk III

     /s/ John C. Schweitzer          Trustee                         March 13, 1997
____________________________________
         John C. Schweitzer


                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

  NUMBER                             DESCRIPTION
  ------                             -----------
 2.1       Merger and Distribution Agreement, dated as of May 21, 1996, among PTR, Security Capital Atlantic Incorporated ("ATLAN-
           TIC"), Security Capital Group Incorporated ("Security Capital
           Group") and Homestead Village Properties Incorporated ("Home-
           stead") (incorporated by reference to Exhibit 2 to Homestead's
           Form S-4 Registration Statement (File No. 333-4455; the "Home-
           stead S-4"))
 2.2       Form of Articles of Merger with Homestead (incorporated by reference to Exhibit 2.1 to the Homestead S-4)
 2.3       Agreement and Plan of Merger dated as of December 6, 1994
           among PTR, Security Capital Pacific Incorporated ("PACIFIC")
           and Security Capital Group (incorporated by reference to Ex-
           hibit 2.1 to Registration Statement No. 33-87184)
 2.4       Articles of Merger of PACIFIC with and into PTR (incorporated by reference to Exhibit 4.6 to PTR's Form 10-K for the year ended December 31, 1994)
 4.1       Restated Declaration of Trust of PTR (incorporated by refer-
           ence to Exhibit 4 to PTR's Form 10-Q for the quarter ended
           June 30, 1991)
 4.2       First Certificate of Amendment of Restated Declaration of
           Trust of PTR (incorporated by reference to Exhibit 4 to PTR's
           Form 10-Q for the quarter ended June 30, 1992)
 4.3       Second Certificate of Amendment of Restated Declaration of
           Trust of PTR (incorporated by reference to Exhibit 3.1 to
           PTR's Form 8-K dated May 3, 1994)
 4.4       Third Articles of Amendment of Restated Declaration of Trust
           of PTR (incorporated by reference to Exhibit 4.4 to PTR's Reg-
           istration Statement No. 33-86444)
 4.5       Fifth Articles of Amendment of Restated Declaration of Trust
           of PTR
 4.6       Articles Supplementary relating to PTR's Cumulative Convert-
           ible Series A Preferred Shares of Beneficial Interest (incor-
           porated by reference to Exhibit 3.1 to PTR's Form 8-K dated
           November 22, 1993)
 4.7       Articles Supplementary relating to PTR's Series B Cumulative
           Redeemable Series B Preferred Shares of Beneficial Interest
           (incorporated by reference to Exhibit 99.3 to PTR's Form 8-K dated May 18, 1995)
 4.8       First Articles of Amendment to Articles Supplementary relating to PTR's Series B Cu- mulative Redeemable Preferred Shares of
           Beneficial Interest (incorporated by reference to Exhibit 3.1 to PTR's Form 10-Q for the quarter ended September 30, 1995)
 4.9       Bylaws of PTR (incorporated by reference to Exhibit 4.1 to
           PTR's Form 8-K dated November 22, 1993)
 4.10      Indenture, dated as of February 1, 1994, between PTR and Mor-
           gan Guaranty Trust Company of New York, as Trustee, relating to PTR's unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to PTR's Form 10-K for the year ended
           December 31, 1993)
 4.11      First Supplemental Indenture, dated as of February 2, 1994, among PTR, Morgan Guaranty Trust Company of New York and State
           Street Bank and Trust Company, as successor Trustee (incorpo-
           rated by reference to Exhibit 4.3 to PTR's Form 10-K for the year ended December 31, 1993)
 4.12      6.60% Note due October 15, 1999
 4.13      6.95% Note due October 15, 2002
 4.14      7.15% Note due October 15, 2003

  NUMBER                             DESCRIPTION
  ------                             -----------
  4.15     7.25% Note due October 15, 2004
  4.16     7.30% Note due October 15, 2005
  4.17     7.375% Note due October 15, 2006
  4.18     6.875% Note due February 15, 2008 (incorporated by reference to Exhibit 4.4 to PTR's Form 10-K for the year ended December
           31, 1994)
  4.19     7.55% Note due August 1, 2008
  4.20     7.625% Note due August 1, 2009
  4.21     7.15% Note due February 23, 2010 (incorporated by reference to
           Exhibit 4.14 to PTR's Form 10-K for the year ended December
           31, 1995)
  4.22     7.65% Note due August 1, 2010
  4.23     7.5% Note due February 15, 2014 (incorporated by reference to
           Exhibit 4.5 to PTR's Form 10-K for the year ended December 31,
           1994)
  4.24     8.10% Note due August 1, 2015
  4.25     7.90% Note due February 23, 2016 (incorporated by reference to
           Exhibit 4.15 to PTR's Form 10-K for the year ended December
           31, 1995)
  4.26     8.15% Note due October 15, 2016
  4.27     6.50% Note due October 15, 2026
  4.28     Rights Agreement dated as of July 21, 1994 between PTR and
           Chemical Bank, including form of Rights Certificate (incorpo-
           rated by reference to Exhibit 4.2 to PTR's Form 8-K dated July
           19, 1994)
  4.29     First Amendment dated as of February 8, 1995 to the Rights
           Agreement (incorporated by reference to Exhibit 4.13 to PTR's
           Form 10-K for the year ended December 31, 1994)
 10.1      1987 Share Option Plan for Outside Trustees, as amended (in-
           corporated by reference to Exhibit 10.1 to PTR's Form 10-K for the year ended December 31, 1995)
 10.2      Form of Indemnification Agreement entered into between PTR and all of its officers and Trustees (incorporated by reference to
           Exhibit 10.50 to Registration Statement No. 33- 43201)
 10.3      Second Amended and Restated Investor Agreement dated as of
           July 11, 1994 between PTR and Security Capital Group (incorpo-
           rated by reference to Exhibit 10.1 to PTR's Form 8-K dated
           July 19, 1994)
 10.4      Supplemental Investment Agreement dated as of October 1, 1991, by and between PTR and Security Capital Group (incorporated by reference to Exhibit 10.70 to Registration Statement No. 33-
           43201)
 10.5      Second Supplemental Investment Agreement dated as of December
           7, 1993 between PTR and Security Capital Group (incorporated by reference to Exhibit 10.2 to PTR's Form 8-K dated May 3,
           1994)
 10.6      Third Supplemental Investment Agreement dated as of December
           6, 1994 between PTR and Security Capital Group (incorporated by reference to Exhibit 10.6 to PTR's Form 10-K for the year ended December 31, 1994)
 10.7      Management Agreement dated as of October 1, 1996 between PTR and SCG Realty Services Incorporated
 10.8      Amended and Restated Credit Agreement dated as of August 16,
           1996 among PTR, Texas Commerce Bank National Association and
           Wells Fargo Realty Advisors Funding, Incorporated, as co-
           agents, and the banks named therein

  NUMBER                             DESCRIPTION
  ------                             -----------
 10.9      Fifth Amended and Restated REIT Management Agreement dated as of May 21, 1996 between PTR and the REIT Manager
 10.10     Amended and Restated Promissory Note dated as of May 28, 1996 by PTR Homestead Village Incorporated in favor of PTR (incor-
           porated by reference to Exhibit 4.3 to the Homestead S-4)
 10.11     Amended and Restated Promissory Note dated as of May 28, 1996 by PTR Homestead Village Limited Partnership in favor of PTR
           (incorporated by reference to Exhibit 4.4 to the Homestead S-
           4)
 10.12     Protection of Business Agreement dated as of October 17, 1996 among ATLANTIC, PTR, Security Capital Group and Homestead
 10.13     Investor and Registration Rights Agreement dated as of October
           17, 1996 between Homestead and PTR
 10.14     Funding Commitment Agreement dated as of October 17, 1996 be-
           tween Homestead and PTR
 12.1      Computation of Ratio of Earnings to Fixed Charges
 12.2      Computation of Ratio of Earnings to Fixed Charges and Pre-
           ferred Share Dividends
 21        Subsidiaries of PTR
 23        Consent of KPMG Peat Marwick LLP
 24        Power of Attorney (included at page 86)
 27        Financial Data Schedule