Form 10-Q
period 1997-03-31
SECURITY CAPITAL PACIFIC TRUST
filed 1997-05-13
CIK 80737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark One)
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  (X)
EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  (  )
    EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 1-10272

                               ----------------

                        SECURITY CAPITAL PACIFIC TRUST
            (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days. Yes   X No

  The number of shares outstanding of the Registrant's common stock as of May 7, 1997 was: 76,660,790

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITY CAPITAL PACIFIC TRUST

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.     Condensed Financial Information
    Item 1.  Financial Statements
             Condensed Balance Sheets--March 31, 1997 (unaudited) and
             December 31, 1996........................................       3
             Condensed Statements of Earnings--Three months ended
             March 31, 1997 and 1996 (unaudited)......................       4
             Condensed Statement of Shareholders' Equity--Three months
             ended March 31, 1997 (unaudited).........................       5
             Condensed Statements of Cash Flows--Three months ended
             March 31, 1997 and 1996 (unaudited)......................       6
             Notes to Condensed Financial Statements (unaudited)......       7
             Independent Auditors' Review Report......................      15
    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................      16
 PART II.    Other Information
    Item 4.  Submission of Matters to a Vote of Securities Holders....      27
    Item 5.  Other Information........................................      27
    Item 6.  Exhibits and Reports on Form 8-K.........................      27

                         SECURITY CAPITAL PACIFIC TRUST

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997          1996
                                                       -----------  ------------
                                                       (UNAUDITED)
                        ASSETS
                        ------
Real estate........................................... $2,233,866    $2,153,363
Less accumulated depreciation.........................    100,041        97,574
                                                       ----------    ----------
                                                        2,133,825     2,055,789
Homestead Notes.......................................    191,829       176,304
Other mortgage notes receivable.......................     13,537        13,525
                                                       ----------    ----------
    Net investments...................................  2,339,191     2,245,618
Cash and cash equivalents.............................      7,941         5,601
Accounts receivable and accrued interest..............      8,487         4,157
Restricted cash in tax-deferred exchange escrow.......     59,000            42
Other assets..........................................     27,358        27,014
                                                       ----------    ----------
    Total assets...................................... $2,441,977    $2,282,432
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Credit facilities................................... $  193,865    $  110,200
  Long-Term Debt......................................    630,000       580,000
  Mortgages payable...................................    230,578       217,188
  Distributions payable...............................        --         24,537
  Accounts payable....................................     25,368        22,782
  Accrued expenses and other liabilities..............     55,207        60,217
                                                       ----------    ----------
    Total liabilities.................................  1,135,018     1,014,924
                                                       ----------    ----------
Shareholders' equity:
  Series A Preferred Shares (6,080,019 convertible
   shares in 1997 and 6,494,967 in 1996; stated
   liquidation preference of $25 per share)...........    152,000       162,374
  Series B Preferred Shares (4,200,000 shares issued;
   stated liquidation
   preference of $25 per share).......................    105,000       105,000
  Common Shares (shares issued--76,075,971 in 1997 and
   75,510,986 in 1996)................................     76,076        75,511
  Additional paid-in capital..........................    928,330       918,434
  Unrealized holding gain on Homestead Notes..........     73,886        74,923
  Distributions in excess of net earnings.............    (28,333)      (68,734)
                                                       ----------    ----------
    Total shareholders' equity........................  1,306,959     1,267,508
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $2,441,977    $2,282,432
                                                       ==========    ==========

     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                        CONDENSED STATEMENT OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Revenues:
  Rental revenues.............................................. $79,950 $75,809
  Interest income on Homestead Notes...........................   3,174     --
  Other interest income........................................     370     547
                                                                ------- -------
                                                                 83,494  76,356
                                                                ------- -------
Expenses:
  Rental expenses..............................................  20,357  20,086
  Real estate taxes............................................   7,268   7,103
  Property management fees paid to affiliates..................   2,950   3,108
  Depreciation.................................................  12,049  10,618
  Interest.....................................................  13,961   6,520
  REIT management fee paid to affiliate........................   4,617   5,555
  General and administrative...................................     272     276
  Other........................................................   1,744     170
                                                                ------- -------
                                                                 63,218  53,436
                                                                ------- -------
Earnings from operations.......................................  20,276  22,920
Gain on disposition of investments, net........................  25,335   2,923
                                                                ------- -------
Net earnings...................................................  45,611  25,843
Less Preferred Share dividends.................................   5,035   6,388
                                                                ------- -------
Net earnings attributable to common shares..................... $40,576 $19,455
                                                                ======= =======
Weighted-average Common Shares outstanding.....................  75,872  72,211
                                                                ======= =======
Per Common Share amounts:
  Primary...................................................... $  0.53 $  0.27
                                                                ======= =======
  Fully diluted................................................ $  0.51 $   --
                                                                ======= =======
Distributions paid............................................. $ 0.325 $ 0.310
                                                                ======= =======

     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1997

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                SHARES OF BENEFICIAL
                             INTEREST, $1.00 PAR VALUE
                          --------------------------------
                           SERIES A    SERIES B
                           PREFERRED   PREFERRED
                           SHARES AT   SHARES AT   COMMON
                           AGGREGATE   AGGREGATE   SHARES  ADDITIONAL UNREALIZED DISTRIBUTIONS
                          LIQUIDATION LIQUIDATION  AT PAR   PAID-IN    HOLDING   IN EXCESS OF
                          PREFERENCE  PREFERENCE   VALUE    CAPITAL     GAINS    NET EARNINGS    TOTAL
                          ----------- ----------- -------- ---------- ---------- ------------- ----------
Balances at January 1,
 1997...................   $162,374    $ 105,000  $ 75,511 $ 918,434   $74,923     $(68,734)   $1,267,508
 Net earnings...........        --           --        --        --        --        45,611        45,611
 Shareholder
  Distributions.........        --           --        --        --        --        (5,210)       (5,210)
 Conversion of 414,948
  Series A Preferred
  Shares into 558,875
  Common Shares.........    (10,374)         --        559     9,815       --           --            --
 Change in unrealized
  holding gain on
  Homestead Notes.......        --           --        --        --     (1,037)         --         (1,037)
 Exercise of warrants...        --           --          6        81       --           --             87
                           --------    ---------  -------- ---------   -------     --------    ----------
Balances at March 31,
 1997...................   $152,000    $ 105,000  $ 76,076 $ 928,330   $73,886     $(28,333)   $1,306,959
                           ========    =========  ======== =========   =======     ========    ==========


     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
Operating Activities
  Net earnings........................................... $  45,611  $  25,843
  Adjustments to reconcile net earnings to net cash flow
   provided by operating activities:
    Depreciation and amortization........................    12,466     11,036
    Gain on disposition of investments, net..............   (25,335)    (2,923)
    Provision for possible loss on investments...........     1,500        --
  Change in accounts payable.............................    (1,321)    (8,658)
  Change in accrued expenses and other liabilities.......    (5,010)    (8,297)
  Change in other operating assets.......................    (5,186)      (829)
                                                          ---------  ---------
      Net cash flow provided by operating activities.....    22,725     16,172
                                                          ---------  ---------
Investing activities:
  Real estate investments................................  (177,877)  (101,323)
  Change in tax-deferred exchange escrow.................   (58,958)       --
  Funding of Homestead Notes.............................   (16,250)       --
  Advances on other mortgage notes receivable............      (100)       --
  Principal repayments on other mortgage notes
   receivable............................................        88      1,081
  Gross proceeds from dispositions.......................   142,137     39,548
  Closing costs related to dispositions..................    (3,075)      (401)
                                                          ---------  ---------
      Net cash flow used in investing activities.........  (114,035)   (61,095)
                                                          ---------  ---------
Financing activities:
  Proceeds from Long-Term Debt...........................    50,000    150,000
  Debt issuance costs incurred...........................      (218)    (1,598)
  Prepayment of mortgages payable due to community
   dispositions..........................................    (9,534)       --
  Regularly scheduled principal payments on mortgages
   payable...............................................      (603)      (484)
  Proceeds from credit facilities........................   248,808     63,135
  Principal payments on credit facilities................  (165,143)  (155,886)
  Cash distributions paid on Common Shares...............   (24,712)   (22,437)
  Cash dividends paid on Preferred Shares................    (5,035)    (6,388)
  Proceeds from exercise of warrants.....................        87        --
                                                          ---------  ---------
      Net cash flow provided by financing activities.....    93,650     26,342
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....     2,340    (18,581)
Cash and cash equivalents at beginning of period.........     5,601     26,919
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $   7,941  $   8,338
                                                          =========  =========
Non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of
   multifamily communities...............................    23,527        --
  Series A Preferred Shares converted to Common Shares...    10,374        --
  Fair market value adjustment related to Homestead
   Notes.................................................     1,037        --

     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

(1) GENERAL

  The condensed financial statements of SECURITY CAPITAL PACIFIC TRUST ("PTR") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1996 Annual Report on Form 10-K.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

  The accounts of PTR and its majority-owned subsidiaries are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Reclassifications

  Certain of the 1996 amounts have been reclassified to conform to the 1997 presentation.

 Per Share Data

  Primary earnings per share is computed based on the weighted average number of common shares of beneficial interest, par value $1.00 per share ("Common Share(s)"), outstanding. Fully diluted earnings per Common Share is calculated from the weighted average Common Shares outstanding plus the Common Shares that would be outstanding assuming conversion of the weighted average number of outstanding cumulative convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares"), outstanding Trustee options and certain warrants exercisable by third parties. For purposes of the fully diluted earnings per share calculation, dividends on the Series A Preferred Shares are added back to net earnings attributable to Common Shares. Primary earnings per share and fully diluted earnings per share were approximately the same for the three months ended March 31, 1996.

  PTR will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which changes the method used to compute earnings per share in the fourth quarter of 1997. The impact of SFAS No. 128 on the calculation of PTR's earnings per share is not expected to be material.

                        SECURITY CAPITAL PACIFIC TRUST

(2) REAL ESTATE

 Investments

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                       MARCH 31, 1997      DECEMBER 31, 1996
                                      -----------------    -----------------
                                      INVESTMENT UNITS     INVESTMENT UNITS
                                      ---------- ------    ---------- ------
Multifamily:
  Operating communities.............. $1,885,814 40,874    $1,861,561 42,702
  Communities under construction.....    227,325  5,671(1)    186,710  5,479(1)
  Development communities in
   planning:
    Development communities owned....     59,628  3,877(1)     48,504  3,351(1)
    Development communities under
     control.........................    (2)      2,074(1)    (2)      3,737(1)
                                      ---------- ------    ---------- ------
      Total development communities..     59,628  5,951        48,504  7,088
                                      ---------- ------    ---------- ------
Land held for future development.....     35,095    --         30,043    --
                                      ---------- ------    ---------- ------
      Total multifamily..............  2,207,862 52,496     2,126,818 55,269
                                      ---------- ------    ---------- ------
Non-multifamily......................     26,004               26,545
                                      ----------           ----------
      Total real estate.............. $2,233,866           $2,153,363
                                      ==========           ==========

--------
(1) Unit information is based on management's estimates and has not been audited or reviewed by PTR's independent auditors.
(2) PTR's investment as of March 31, 1997 and December 31, 1996 for developments under control was $1.9 million and $1.6 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

  The change in investments in real estate, at cost, consisted of the following (in thousands):

      Balance at January 1, 1997.................................... $2,153,363
        Multifamily:
          Acquisition and renovation expenditures...................    146,801
          Development expenditures, excluding land
           acquisitions.............................................     52,883
          Acquisition and improvement of land
           held for current or future development...................      4,095
          Recurring capital expenditures............................      1,533
          Dispositions..............................................   (122,769)
          Provisions for possible loss on investments...............     (1,500)
                                                                     ----------
        Net multifamily activity subtotal...........................  2,234,406
        Non-multifamily disposition.................................       (540)
                                                                     ----------
      Balance at March 31, 1997..................................... $2,233,866
                                                                     ==========

  At March 31, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for the development of an estimated 4,621 multifamily units with an aggregate estimated development cost of approximately $411.9 million. At the same date, PTR also had

                        SECURITY CAPITAL PACIFIC TRUST
contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 897 additional operating multifamily units with a total expected investment of $79.7 million, including planned renovations.

  At March 31, 1997, PTR had unfunded development commitments for developments under construction of $132.0 million.

 Gains and Provision for Possible Loss on Investments

  Each year, REIT Management formulates operating and capital plans based on an ongoing active review of PTR's portfolio. Based in part upon the market research provided by Security Capital Real Estate Research Group Incorporated, and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view no longer meet PTR's long-term investment objectives. The proceeds from these selected dispositions are redeployed, typically through tax-deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As a result of this asset optimization strategy, PTR disposed of 12 multifamily communities and one industrial building during the first quarter of 1997, representing gross proceeds of $142.1 million, and disposed of four multifamily communities during the first quarter of 1996, representing gross proceeds of $39.5 million. As of March 31, 1997, PTR held a portion of the 1997 disposition proceeds aggregating $59 million in an interest bearing escrow account, pending acquisition of other multifamily communities to complete the tax-deferred exchange. For federal income tax purposes, the majority of the 1997 and 1996 dispositions were structured as tax-deferred exchanges which deferred gain recognition. For financial reporting purposes, however, the transactions qualified for profit recognition and aggregate gains of $25.3 million and $2.9 million were recorded for the three months ended March 31, 1997 and 1996, respectively.

  As part of PTR's asset optimization strategy, 18 multifamily communities were held for disposition as of March 31, 1997. The aggregate carrying value of properties held for disposition was approximately $144.0 million at March 31, 1997, net of a provision for possible loss of $1.5 million on certain communities. A substantial aggregate gain is expected upon the disposition of the remaining communities, although generally accepted accounting principles disallows recognition of anticipated gains. Each community's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Such communities are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all communities during 1997 and redeploy the net proceeds from such dispositions, where appropriate, through tax-deferred exchanges into the acquisition of multifamily communities. The property level earnings, after interest and depreciation, from communities held for disposition at March 31, 1997 which are included in PTR's earnings from operations for the three months ended March 31, 1997 and 1996 were $3.0 million and $2.8 million, respectively.

(3) HOMESTEAD NOTES

  In addition to multifamily investment activity, PTR had developed and operated extended-stay lodging facilities under the Homestead Village(R) name since 1992. On October 17, 1996, PTR contributed its Homestead Village(R) properties to Homestead Village Incorporated ("Homestead"), a newly formed company, in exchange for Homestead securities. As of the contribution date, the Homestead Village(R) properties constituted approximately 7.1% of PTR's total assets, at cost. The Homestead Village(R) properties generated approximately 7.2% of PTR's Net Operating Income for the three month period ended March 31, 1996.

  During the three month period ended March 31, 1997, PTR funded an additional $16.3 million under its $198.8 million commitment to provide development funding to Homestead in the form of convertible mortgage notes ("Homestead Notes"), resulting in a total amount funded of $117.4 million as of March 31, 1997.

                        SECURITY CAPITAL PACIFIC TRUST

  Following is a reconciliation of the Homestead Notes' components to the amount reflected in the accompanying Balance Sheet (in thousands):

                                                                        MARCH
                                                                       31, 1997
                                                                       --------
      Face amount of Homestead Notes.................................  $130,728
      Original issue discount........................................   (13,290)
                                                                       --------
      Amount funded..................................................   117,438
      Amortization of original issue discount........................       307
      Conversion feature--initial value..............................     9,208
      Unamortized discount on conversion feature.....................    (9,010)
      Fair value adjustment..........................................    73,886
                                                                       --------
      Carrying value and fair value..................................  $191,829
                                                                       ========

  The Homestead Notes are convertible into Homestead common stock after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. Accordingly, fair value was calculated based upon the conversion value of the Homestead Notes using the trading price of Homestead common stock at March 31, 1997 of $16.875. The fair value adjustment is recognized as an unrealized gain in shareholders' equity.

  PTR expects to complete the funding of the remaining $81.4 million under its funding commitment in 1997 and early 1998.

(4) BORROWINGS

 Credit Facilities

  PTR has a $350 million unsecured revolving line of credit with Texas Commerce Bank, National Association ("TCB"), as agent for a group of financial institutions (collectively, the "Lenders"). The line matures in August 1998 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.5% at March 31, 1997) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR (5.6875% at March 31, 1997) plus 1.125% (6.8125% at March 31, 1997). The spread over LIBOR can vary from LIBOR plus 0.75% to LIBOR plus 1.50% based upon the rating of PTR's long-term unsecured senior notes ("Long-Term Debt"). Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $75,000 and $110,000 for the three month period ended March 31, 1997 and 1996, respectively.

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                   THREE MONTHS ENDED YEAR ENDED
                                                     MARCH 31, 1997      1996
                                                   ------------------ ----------
      Total line of credit.......................       $350,000       $350,000
      Borrowings outstanding at end of period....        133,500         99,750
      Weighted-average daily borrowings..........        151,606        112,248
      Maximum borrowings outstanding at any month
       end.......................................        205,000        188,750
      Weighted-average daily nominal interest
       rate......................................           6.9%           7.3%
      Weighted-average daily effective interest
       rate......................................           8.1%           8.8%
      Weighted-average nominal interest rate at
       end of period.............................           6.7%           6.6%

  On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with TCB. The loan matures March 18, 1998 and bears interest at an overnight rate which ranged from 5.94% to 6.50% during the three months ended March 31, 1997. At March 31, 1997, there was $365,000 outstanding under this agreement.

                        SECURITY CAPITAL PACIFIC TRUST

  On March 10, 1997, PTR borrowed $60 million under a short-term, unsecured, borrowing agreement with a financial institution. The loan matures on September 10, 1997, but provides for early repayment at PTR's option on the 10th day of each month during the term. Interest is payable monthly at an annual rate of LIBOR plus 0.60% (6.2875% at March 31, 1997). On April 4, 1997, PTR borrowed an additional $40 million under a short-term, unsecured, borrowing agreement with the same financial institution, having approximately the same interest rate and repayment terms. The proceeds from both loans were used to repay borrowings under PTR's line of credit.

  The aggregate amount of borrowings outstanding under all of PTR's credit facilities at March 31, 1997 was $193.9 million.

 Long-Term Debt

  PTR has issued Long-Term Debt which bear interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of multifamily communities and to repay balances on credit facilities incurred for such purposes. The following table summarizes the Long-Term Debt as of March 31, 1997:

                    ISSUANCE           AVERAGE EFFECTIVE
                      AND                INTEREST RATE,
                  OUTSTANDING          INCLUDING OFFERING          ORIGINAL  PRINCIPAL
                   PRINCIPAL   COUPON    DISCOUNTS AND    MATURITY   LIFE     PAYMENT
DATE OF ISSUANCE     AMOUNT     RATE     ISSUANCE COSTS     DATE   (YEARS)  REQUIREMENT
----------------  -----------  ------  ------------------ -------- -------- -----------
3/31/97           $ 20 million 7.500%        7.443%        4/1/07   10.00       (1)
3/31/97             30 million 8.050         8.038         4/1/17   20.00       (1)
                  ------------ -----         -----                  -----
Subtotal/Average  $ 50 million 7.905%        7.850%                 16.00
                  ------------ -----         -----                  -----
10/21/96          $ 15 million 6.600%        7.030%       10/15/99   3.00       (1)
10/21/96            20 million 6.950         7.400        10/15/02   6.00       (1)
10/21/96            20 million 7.150         7.500        10/15/03   7.00       (1)
10/21/96            20 million 7.250         7.630        10/15/04   8.00       (1)
10/21/96            20 million 7.300         7.640        10/15/05   9.00       (1)
10/21/96            20 million 7.375         7.685        10/15/06  10.00       (1)
10/21/96            15 million 6.500         6.750        10/15/26  30.00       (2)
                  ------------ -----         -----                  -----
Subtotal/Average  $130 million 7.350%        7.500%                  6.85
                  ------------ -----         -----                  -----
8/6/96            $ 20 million 7.550%        7.680%        8/1/08   12.00       (1)
8/6/96              20 million 7.625         7.730         8/1/09   13.00       (1)
8/6/96              20 million 7.650         7.770         8/1/10   14.00       (1)
8/6/96              20 million 8.100         8.210         8/1/15   19.00       (1)
8/6/96              20 million 8.150         8.250         8/1/16   20.00       (1)
                  ------------ -----         -----                  -----
Subtotal/Average  $100 million 7.840%        7.950%                 15.60
                  ------------ -----         -----                  -----
2/23/96           $ 50 million 7.150%        7.300%       2/15/10   10.50       (3)
2/23/96            100 million 7.900         8.030        2/15/16   18.00       (4)
                  ------------ -----         -----                  -----
Subtotal/Average  $150 million 7.710%        7.840%                 15.50
                  ------------ -----         -----                  -----
2/8/94            $100 million 6.875%        6.978%       2/15/08   10.50       (5)
2/8/94             100 million 7.500         7.653        2/15/14   18.00       (6)
                  ------------ -----         -----                  -----
Subtotal/Average  $200 million 7.240%        7.370%                 14.25
                  ------------ -----         -----                  -----
Grand
 Total/Average    $630 million 7.530%        7.640%                 13.37
                  ============ =====         =====                  =====

                        SECURITY CAPITAL PACIFIC TRUST

--------
(1) Entire principal amount due at maturity.
(2) The 6.500% notes may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest.
(3) These notes require aggregate annual principal payments of $6.25 million commencing in 2003.
(4) These notes require aggregate annual principal payments of $10 million in 2011, $12.5 million in 2012, $15 million in 2013, $17.5 million in 2014,
    $20 million in 2015 and $25 million in 2016.
(5) These notes require annual principal payments of $12.5 million commencing in 2001.
(6) These notes require aggregate annual principal payments of $10 million in 2009, $12.5 million in 2010, $15 million in 2011, $17.5 million in 2012,
    $20 million in 2013, and $25 million in 2014.

 Mortgages Payable

  Mortgages payable at March 31, 1997 consisted of the following (dollar amounts in thousands):

                                                       BALLOON  PRINCIPAL   PRINCIPAL
                          EFFECTIVE SCHEDULED PERIODIC PAYMENT  BALANCE AT  BALANCE AT
                          INTEREST  MATURITY  PAYMENT   DUE AT  MARCH 31,  DECEMBER 31,
COMMUNITY                  RATE(1)    DATE     TERMS   MATURITY    1997        1996
---------                 --------- --------- -------- -------- ---------- ------------
Conventional fixed rate:
  Tigua Village.........    9.90%   05/01/97     (2)   $   677   $    681    $    683
  Silvercliff...........    7.66    11/10/97     (2)     7,304      7,359       7,382
  Braeswood Park........    7.51    01/01/98     (2)     6,635      6,727       6,761
  Seahawk...............    8.05    01/10/98     (2)     5,350      5,407       5,427
  La Tierra at the
   Lakes................    7.89    12/01/98     (2)    25,105     25,908      26,019
  Windsail..............     N/A    02/01/99     (2)     4,675        --        4,798
  Clubhouse.............    8.75    12/01/99     (2)     5,501      5,806       5,831
  Greenpointe...........    8.50    03/01/00     (2)     3,410      3,622       3,638
  Mountain Shadow.......    8.50    03/01/00     (2)     3,130      3,326       3,340
  Sunterra..............    8.25    03/01/00     (2)     7,612      8,103       8,138
  Brompton Court........    8.39    09/01/00     (2)    13,340     14,259      14,318
  Marina Lakes..........    8.20    07/19/01     (2)    12,393     13,509         --
  Treat Commons.........    7.50    09/14/01     (2)     6,578      7,163       7,192
  El Dorado.............    7.59    10/01/02     (2)    15,527     16,677      16,718
  Ashton Place..........    7.75    10/01/23     (3)       N/A     47,209      47,342
  Double Tree II........     N/A    05/01/33     (3)       N/A        --        4,750
                                                                 --------    --------
                                                                  165,756     162,337
Tax-exempt fixed
 rate(4):
  Fox Creek.............    8.71    06/01/97     (2)     4,219      4,223       4,236
  Cherry Creek..........    8.11    11/01/01     (2)     2,630      4,000       4,000
  Redwood Shores........    5.53    10/01/08     (2)    16,820     25,220      25,220
  Summertree............    6.65    12/15/18     (5)     4,435      4,435       4,435
                                                                 --------    --------
                                                                   37,878      37,891
Tax-exempt floating
 rate(4):
  River Meadows.........    8.66    10/01/05     (6)    10,000     10,000         --
  Apple Creek...........    7.08    09/01/07     (6)    11,100     11,100      11,100
                                                                 --------    --------
                                                                   21,100      11,100
Combined(7):
  Las Flores............    8.42    06/01/24     (3)       N/A      5,844       5,860
                            ----                                 --------    --------
    Total/Average
     Mortgage Debt......    7.62%                                $230,578    $217,188
                            ====                                 ========    ========

                        SECURITY CAPITAL PACIFIC TRUST

--------
(1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
(2) Regular amortization with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
(5) Semi-annual payments are interest only until December 2003 at 5.4%, at which time the interest rate is adjusted to the current market rate.
(6) Payments are interest only until maturity and the interest rate is adjusted weekly or monthly.
(7) In 1990, the Las Flores apartments were refinanced pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.

  The changes in mortgages payable during the three months ended March 31, 1997 consisted of the following (in thousands):

      Balance at January 1, 1997..................................... $217,188
        Mortgage notes assumed.......................................   23,527
        Principal payments, including prepayments upon community
         dispositions................................................  (10,137)
                                                                      --------
      Balance at March 31, 1997...................................... $230,578
                                                                      ========

 Scheduled Debt Maturities

  Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2016 and thereafter, as of March 31, 1997, are as follows (in thousands):

                                         CREDIT   LONG-TERM
                                       FACILITIES   DEBT    MORTGAGES   TOTAL
                                       ---------- --------- --------- ----------
      1997............................  $ 60,365  $     --  $  5,129  $   65,494
      1998............................   133,500        --    40,012     173,512
      1999............................        --    30,000    12,790      42,790
      2000............................        --        --    29,799      29,799
      2001............................        --    12,500    24,807      37,307
      2002............................        --    32,500    17,348      49,848
      2003............................        --    38,750     1,752      40,502
      2004............................        --    38,750     1,903      40,653
      2005............................        --    38,750    12,066      50,816
      2006............................        --    38,750     2,241      40,991
      2007............................        --    38,750    13,528      52,278
      2008............................        --    38,750    18,863      57,613
      2009............................        --    36,250     1,603      37,853
      2010............................        --    38,750     1,732      40,482
      2011............................        --    25,000     1,871      26,871
      2012............................        --    30,000     2,022      32,022
      2013............................        --    35,000     2,185      37,185
      2014............................        --    42,500     2,361      44,861
      2015............................        --    40,000     2,551      42,551
      2016............................        --    45,000     2,756      47,756
      Thereafter......................        --    30,000    33,259      63,259
                                        --------  --------  --------  ----------
        Total.........................  $193,865  $630,000  $230,578  $1,054,443
                                        ========  ========  ========  ==========

                        SECURITY CAPITAL PACIFIC TRUST

             NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)


 General

  PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all covenants pertaining to its debt instruments at March 31, 1997.

  Interest paid on all borrowings for the three months ended March 31, 1997 was $18.9 million, net of $4.4 million of interest capitalized during construction. Interest paid on all borrowings for the three months ended March 31, 1996 was $9.2 million, net of $3.5 million of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the three months ended March 31, 1997 and 1996 was $729,000 and $418,000, respectively.

(5) CASH DISTRIBUTIONS

  PTR paid the first quarter 1997 distribution of $0.325 per Common Share on February 20, 1997. On April 22, 1997 the Board of Trustees (the "Board") declared a cash distribution of $0.325 per Common Share, payable on May 29, 1997, to shareholders of record on May 13, 1997. On March 31, 1997, PTR paid quarterly dividends of $0.4377 per cumulative convertible Series A Preferred Share and $0.5625 per cumulative redeemable Series B Preferred Share to preferred shareholders of record on March 17, 1997.

(6) SHELF REGISTRATION

  On March 27, 1997, PTR filed a $300 million shelf registration with the Securities and Exchange Commission. These securities can be issued in the form of Long-Term Debt, Preferred Shares or Common Shares on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. As of March 31, 1997, a total of $420 million in shelf-registered securities were available to be issued.

(7) REIT MANAGER AND PROPERTY MANAGER ACQUISITION PROPOSAL

  Effective March 1, 1991, PTR entered into a REIT Management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is a subsidiary of Security Capital Group Incorporated ("Security Capital Group"), which owned approximately 36% of PTR's outstanding Common Shares as of March 31, 1997.

  SCG Realty Services Incorporated (the "Property Manager"), a wholly-owned subsidiary of Security Capital Group, managed 95.03% and 86.61% (based on total expected investment) of PTR's operating multifamily communities as of March 31, 1997, and 1996, respectively. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party). Management believes that such rates are consistent with those prevailing in the markets in which PTR operates.

  On May 1, 1997, Security Capital Group filed a Form S-4 Registration Statement with the Securities and Exchange Commission containing PTR's preliminary proxy statement and Security Capital Group's preliminary prospectus (relating to warrants to purchase Class B common stock of Security Capital Group) relating to a proposed merger transaction whereby PTR would acquire the operations and businesses of its REIT Manager and Property Manager in exchange for Common Shares, valued at approximately $75.8 million. The number of Common Shares issuable to Security Capital Group will depend on the average market price of the Common Shares over the five-day period prior to the record date, subject to such average not being more than $27.11475 or less than $21.63525. As a result of the transaction, PTR would become an internally managed REIT and Security Capital Group would remain PTR's largest shareholder. The Board recently approved the proposed merger transaction based on the recommendation of a special committee comprised of independent Trustees. The proposed merger transaction requires the approval of two-thirds of the outstanding Common Shares. PTR's proxy statement, after review and clearance by the Securities and Exchange Commission, will be mailed to PTR's common shareholders prior to a shareholder vote.

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have reviewed the accompanying condensed balance sheet of SECURITY CAPITAL PACIFIC TRUST as of March 31, 1997, and the related condensed statements of earnings, shareholders' equity, and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed financial statements are the responsibility of the Trust's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1996, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1997, except as to Note 13, which is as of March 10, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
May 2, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with PTR's financial statements and notes thereto included in Item 1 of this report.

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

OVERVIEW

 General

  PTR's results of operations, financial position and liquidity have been influenced primarily by the operations of and investments made in PTR's multifamily communities. The term "multifamily" as used herein refers to garden-style communities and excludes Homestead Village(R) extended-stay lodging assets, which were contributed to a new publicly traded company, Homestead, on October 17, 1996, in exchange for Homestead securities.

 Multifamily Investments

  The following table provides an overview of PTR's multifamily portfolio and related investment activity for the three months ended March 31, 1997 (dollar amounts in thousands):

      OPERATING COMMUNITIES:
          Communities...............................................        133
          Units.....................................................     40,874
            Total expected investment(1)............................ $1,928,702
      COMMUNITIES UNDER CONSTRUCTION:
        Starts During Period:
          Communities...............................................          1
          Units.....................................................        192
            Total expected investment(1)............................ $    9,383
        Completions During Period:
          Communities...............................................          0
          Units.....................................................          0
            Total expected investment(1)............................ $        0
        Stabilizations During Period:
          Communities...............................................          0
          Units.....................................................          0
            Total expected investment(1)............................ $        0
        Under Construction at End of Period:
          Communities...............................................         18
          Units.....................................................      5,671
            Total expected investment(1)............................ $  359,366
            Investment to date...................................... $  227,325
        Development Expenditures During Period...................... $   52,883
      ACQUISITIONS:
          Communities...............................................          5
          Units.....................................................      1,652
            Total expected investment(1)............................ $  143,746
      DISPOSITIONS(2):
          Communities...............................................         13
          Units.....................................................      3,480
            Gross sales proceeds.................................... $  142,137
            Gains................................................... $   25,335

--------
(1) For operating communities and acquisitions, represents cost, including budgeted renovations, as of period end. For communities under construction, represents total budgeted development cost as of period end, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Includes the sale of an industrial building with net proceeds of approximately $300,000 and a gain of approximately $3,000.

 Current Development Activity

  PTR believes that development of multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad resident preferences and demographic trends, will continue to provide an important source of long-term cash flow growth. PTR believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of development and acquisition personnel and presence in local markets combined with PTR's access to investment capital. The following table summarizes PTR's development communities under construction as of March 31, 1997 (dollar amounts in thousands):

                                       NUMBER                TOTAL
                                         OF      PTR       EXPECTED        %
                                       UNITS  INVESTMENT INVESTMENT(1) LEASED(2)
                                       ------ ---------- ------------- ---------
   Communities under Construction and
    in
    Lease-Up(3)......................  2,640   $148,129    $161,370      85.53%
   Other Communities Under
    Construction(4)..................  3,031     79,196     197,996
                                       -----   --------    --------
     Total Communities Under
      Construction...................  5,671   $227,325    $359,366
                                       =====   ========    ========

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2)  The percentage leased is based on total units completed.
(3) A development community is considered in "lease-up" once the first units are delivered.
(4) Lease-up has not yet commenced.

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

 Recent Acquisitions

  In addition to its development activity, during the three month period ended March 31, 1997, PTR completed the acquisition of five operating multifamily communities (1,652 units) at a total expected investment of $143.7 million.

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

RESULTS OF OPERATIONS

  Net earnings for the three months ended March 31, 1997 and 1996 were $45.6 million and $25.8 million, respectively, an increase of $19.8 million (76.5%). This increase resulted primarily from increased gains on dispositions of $22.4 million and increased earnings from multifamily communities offset by the elimination of earnings from Homestead Village properties and higher interest expense. A discussion of the major components of the increase in net earnings follows.

 Property Operations

  The following table summarizes the Net Operating Income generated from property operations for each period (in thousands):

                                                 HOMESTEAD OTHER NON-
                                     MULTIFAMILY  VILLAGE  MULTIFAMILY  TOTAL
                                     ----------- --------- ----------- -------
   Net Operating Income--Three
    Months Ended March 31, 1997(1)..   $48,812    $   --      $ 563    $49,375
   Net Operating Income--Three
    Months Ended March 31, 1996(1)..    41,582      3,261       669     45,512
                                       -------    -------     -----    -------
     Increase (decrease)............   $ 7,230    $(3,261)    $(106)   $ 3,863
                                       =======    =======     =====    =======

--------
(1) Net Operating Income is defined as rental revenues less rental expenses, real estate taxes and property management fees paid to affiliates.

  At March 31, 1997, multifamily investments comprised 99.1% of PTR's total real estate portfolio, based on total expected investment. The overall $7.2 million increase in Net Operating Income from PTR's multifamily communities for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was attributable to an $11.1 million increase in rental revenues partially offset by an $3.9 million increase in rental expenses, real estate taxes and property management fees paid to affiliates ("Operating Expenses"). The $11.1 million increase in rental revenues from $68.2 million for the three months ended March 31, 1996 to $79.3 million for the three months ended March 31, 1997 was primarily attributable to a net increase in multifamily units from 38,970 units as of March 31, 1996 to 40,874 units as of March 31, 1997, combined with increases in rental revenues generated by existing multifamily communities, increased investments in newer markets such as California, and dispositions in markets with lower rental rates such as Tucson and Phoenix. Similarly, the $3.9 million increase in Operating Expenses from $26.6 million for the three months ended March 31, 1996 to $30.5 million for the three months ended March 31, 1997 is attributable primarily to additional units in operation, higher operating costs in new markets and increases in Operating Expenses associated with existing multifamily communities. Additional information for these communities is presented below under "Multifamily Communities Fully Operational Since January 1, 1996".

  PTR categorizes operating multifamily communities (which include all communities not under development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized," a community is considered "pre-stabilized." Approximately 73.3% and 86.1% of PTR's operating multifamily portfolio was classified as stabilized as of March 31, 1997 and 1996, respectively, based on total expected investment.

  The $3.3 million in Homestead Village Net Operating Income shown for the three months ended March 31, 1996 resulted from rental revenues aggregating $6.9 million offset by Operating Expenses aggregating $3.6 million generated from 23 properties operating as of March 31, 1996. The decrease in Net Operating Income related to the Homestead Village properties in the three months ended March 31, 1997 is entirely due to the contribution of all properties to Homestead, a newly formed company, on October 17, 1996.

  The decrease in Net Operating Income on other non-multifamily properties is due primarily to property dispositions.

 Multifamily Communities Fully Operational Since January 1, 1996

  The following table illustrates the quarterly performance of PTR's communities which were fully operational in both periods ("same store communities") followed by the same store community information by region and market:

                                                               FULLY OPERATIONAL
                                                               COMMUNITIES AS OF
                                                                JANUARY 1, 1996
                                                               -----------------
      Portfolio (dollar amounts in thousands):
        Communities.......................................                91
        Units.............................................            27,607
          Total expected investment(1)....................        $1,102,588
          % of total PTR portfolio(2).....................             48.19%

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                1997 VS. 1996
                                                              ------------------
      Operating Performance:
        Collections growth(3)............................            2.19%
        Property Operating Expense growth................            2.42%
        Net Operating Income growth......................            2.04%

                                          THREE MONTHS ENDED THREE MONTHS ENDED
                                            MARCH 31, 1997     MARCH 31, 1996
                                          ------------------ ------------------
      Summary Information (in actual
       dollars):
        Average physical occupancy.......       94.22%             94.54%
        Property operating expense
         ratio(4)........................       38.91%             38.82%
        Average rental rate per unit(5)..       $ 629               $608
        Recurring capital expenditures
         per unit........................       $  38               $ 21

--------
  See notes following next table.

                         AVERAGE PHYSICAL AVERAGE PHYSICAL COLLECTIONS
                           OCCUPANCY %      OCCUPANCY %      GROWTH
                           THREE MONTHS     THREE MONTHS    MARCH 31,  1/1/96 SAME STORE  TOTAL PTR
                              ENDED            ENDED        1997 VS.   COMMUNITIES  % BY PORTFOLIO %
MARKET DISTRIBUTION       MARCH 31, 1997   MARCH 31, 1996    1996(3)       MARKET(2)     BY MARKET(2)
-------------------      ---------------- ---------------- ----------- ----------------- ------------
CENTRAL REGION:
  Austin................      92.83%           96.82%          1.65%          3.67%           3.13%
  Dallas................      94.17            95.53           1.45           3.86            3.60
  Denver................      96.29            96.59           2.45           7.57            4.59
  El Paso...............      92.39            92.94          -0.75           7.33            4.07
  Houston...............      95.92            96.60           2.98           8.52            6.74
  San Antonio...........      93.05            93.47          -0.76           9.40            6.34
                              -----            -----          -----         ------          ------
    CENTRAL REGION
     SUBTOTAL...........      94.05%           94.94%          1.04%         40.35%          28.47%
                              -----            -----          -----         ------          ------
NORTHWEST REGION:
  Portland..............      93.82%           94.41%          0.96%          5.73            4.78%
  Salt Lake City........      94.31            95.44           4.41           3.30            4.89
  Seattle...............      96.91            91.04          14.48           5.92            6.27
                              -----            -----          -----         ------          ------
    NORTHWEST REGION
     SUBTOTAL...........      95.07%           93.39%          6.80%         14.95%          15.94%
                              -----            -----          -----         ------          ------
WEST REGION:
  Albuquerque...........      92.86%           90.32%          1.90%          6.41%           5.76%
  Las Vegas.............      95.18            94.64           4.25          10.97            5.29
  Phoenix...............      95.15            95.87           0.02          14.76           12.69
  Northern California ..      91.75            93.35          11.52           3.54           13.94
  Southern California ..      93.61            94.50           2.42           4.17           13.40
  Tucson................      93.86            93.83          -1.27           2.41            1.87
                              -----            -----          -----         ------          ------
    WEST REGION
     SUBTOTAL...........      94.42%           94.36%          2.23%         42.26%          52.95%
                              -----            -----          -----         ------          ------
Other Markets...........      90.26%           95.62%         -3.62%          2.44%           2.64%
                              -----            -----          -----         ------          ------
Totals..................      94.22%           94.54%          2.19%        100.00%         100.00%
                              =====            =====          =====         ======          ======
Same store communities as a
 percentage of total PTR
 portfolio............................................................       48.19%
                                                                            ======

--------
(1) Represents cost, including budgeted renovations.
(2) Based on total expected investment as of March 31, 1997.
(3) Represents percentage growth in rental revenues, net of vacancies, bad debts and concessions.
(4) Represents Operating Expenses as a percentage of rental revenues.
(5) Represents weighted-average monthly "asking rents" during each period.

 Homestead Interest and Homestead Notes

  Through March 31, 1997, PTR had funded $117.4 million of its $198.8 million Homestead funding commitment of which $16.3 million was funded during the three months ended March 31, 1997. This leaves a remaining commitment under the funding commitment agreement of approximately $81.4 million, which will be provided to Homestead throughout the remainder of 1997 and early 1998 to fund developments as needed on development properties contributed by PTR.

  During the three months ended March 31, 1997, PTR recorded $3.2 million in interest income ($2.9 million for purposes of calculating funds from operations) from the Homestead Notes. PTR deducts from net earnings the interest income related to the amortization of discounts and warrant-related deferred revenue in calculating funds from operations. Homestead interest income is expected to increase in future periods as PTR continues to fund Homestead's development activity up to its $198.8 million funding commitment.

  Upon full funding, PTR will have funded $198.8 million in exchange for Homestead Notes having a face amount of $221.3 million. The Homestead Notes are convertible into Homestead common stock after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 19.2 million shares of Homestead common stock at full funding. Under these assumptions and using the trading price of Homestead common stock at March 31, 1997 of $16.875, PTR's ownership would result in the following incremental value per PTR Common Share at March 31, 1997 (in thousands, except per share amounts:)

      Homestead common stock price.................................... $ 16.875
      Conversion price................................................   11.500
                                                                       --------
        Incremental value per share of Homestead common stock......... $  5.375
      Shares of Homestead common stock upon conversion (at full
       funding).......................................................   19,246
                                                                       --------
          Total incremental value from conversion..................... $103,447
      PTR Common Shares outstanding...................................   76,076
                                                                       --------
          Assumed incremental value per PTR Common Share.............. $   1.36
                                                                       ========

  Upon full funding of the Homestead Notes by PTR and Security Capital Atlantic Incorporated ("ATLANTIC"), PTR's conversion rights would represent a 34.7% ownership interest in Homestead. This ownership interest assumes no further equity offerings by Homestead, conversion of all Homestead Notes by PTR and ATLANTIC and exercise of all outstanding warrants.

 Depreciation Expense

  The increase in depreciation expense resulted primarily from the increase in the number of operating communities partially offset by dispositions, including those related to the contribution of assets to Homestead on October 17, 1996.

 Interest Expense

  The following table summarizes PTR's interest expense (in thousands):

                                                    THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                   MARCH 31, 1997 MARCH 31, 1996
                                                   -------------- --------------
      Credit facilities...........................    $ 3,548        $ 2,100
      Long-Term Debt..............................     10,718          4,727
      Mortgages payable...........................      4,122          3,190
      Capitalized interest........................     (4,427)        (3,497)
                                                      -------        -------
        Total interest expense....................    $13,961        $ 6,520
                                                      =======        =======

  Interest expense on PTR's credit facilities increased $1.4 million (69.0%) resulting primarily from higher average outstanding balances. Average borrowings on the line of credit were approximately $151.6 million (with an average effective interest rate of 8.1%) during the three months ended March 31, 1997, as compared to average borrowings of approximately $94.2 million (with an average effective interest rate of 7.58%) for the same period in 1996.

  Interest expense on PTR's Long-Term Debt increased $6.0 million (126.7%) for the three month period ended March 31, 1997 as compared to the same period in 1996. The increase is primarily attributable to the issuance of $380 million of Long-Term Debt during the year ended December 31, 1996.

  Mortgage interest expense increased approximately $1.0 million (29.2%) for the three months ended March 31, 1997 as compared with the same period in 1996. This increase is the result of additional weighted-average debt outstanding due to mortgage assumptions related to community acquisitions which were partially offset by prepayments during 1996 and 1997.

  The increase in interest costs were partially offset by an increase of approximately $1.0 million (26.6%) in capitalized interest. The increase in capitalized interest is attributable to higher levels of multifamily development activity for the three months ended March 31, 1997 as compared to the same period in 1996.

 REIT Management Fee Paid to Affiliate

  The REIT Management fee paid by PTR decreased by approximately 16.9% during the three months ended March 31, 1997 as compared to the same period in 1996. This decrease is primarily attributable to an overall increase in the assumed principal amortization and interest on Long-Term Debt for purposes of the fee calculation, coupled with the fact that interest income on the Homestead Notes has been excluded from the calculation of the fee in accordance with the terms of the agreement. In the future, to the extent that PTR completes additional Long-Term Debt offerings and nonconvertible preferred share financing and as additional fundings of the Homestead Notes occur, the REIT Management fee will continue to decline in proportion to PTR's earnings from operations.

  See "Item 1. Financial Statements, Note 7, REIT Manager and Property Manager Acquisition Proposal" for information regarding a proposed merger transaction which would result in PTR becoming an internally managed REIT with Security Capital Group remaining as PTR's largest shareholder.

 Gains and Provision for Possible Loss on Investments

  As a result of PTR's asset optimization strategy, PTR disposed of 12 multifamily communities and one industrial building during the first quarter of 1997, representing gross proceeds of $142.1 million. As of March 31, 1997, PTR held a portion of the 1997 disposition proceeds aggregating $59 million in an interest bearing escrow account, pending acquisition of other multifamily communities to complete the tax-deferred exchange. During the first quarter of 1996, PTR disposed of four multifamily communities representing gross proceeds of $39.5 million. The proceeds from the 1996 and 1997 dispositions have been or will be redeployed into other multifamily communities that in PTR's view offer better long-term cash flow growth prospects. For federal income tax purposes, the majority of the 1997 and 1996 dispositions were structured as tax-deferred exchanges which deferred gain recognition. For financial reporting purposes, however, the transactions qualified for profit recognition, and aggregate gains of $25.3 million and $2.9 million, were recorded for the three months ended March 31, 1997 and 1996, respectively.

  As part of PTR's asset optimization strategy, 18 multifamily communities were held for disposition as of March 31, 1997. The aggregate carrying value of properties held for disposition was approximately $144.0 million at March 31, 1997, net of a provision for possible loss of $1.5 million on certain communities. A substantial aggregate gain is expected upon the disposition of the remaining communities, although generally accepted accounting principles disallows recognition of anticipated gains. Subject to normal closing risks, PTR expects to complete the disposition of these communities during 1997 and redeploy the net proceeds from such dispositions, where appropriate, through tax-deferred exchanges, into the acquisition of multifamily communities.

ENVIRONMENTAL MATTERS

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence procedures, PTR has conducted Phase I environmental assessments on each community prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations during either period. PTR is not aware of any environmental condition on any of its communities that is likely to have a material adverse effect on PTR's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  PTR considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet PTR's development, acquisition, operating, debt service, Homestead funding obligation and shareholder distribution requirements.

 Operating Activities

  Net cash flow provided by operating activities increased by $6.6 million (40.5%) for the three months ended March 31, 1997 as compared to the same period in 1996. This increase was due primarily to reduced cash outlays for operating liabilities resulting from timing differences.

 Investing and Financing Activities

  During the three months ended March 31, 1997 and 1996, PTR invested cash of $177.9 and $101.3 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "Overview" above. The $177.9 million invested in real estate and $16.3 million in fundings of Homestead Notes during the three months ended March 31, 1997 were financed primarily from $80.1 million in net proceeds from property dispositions (excluding $59.0 million held in escrow pending tax-deferred exchanges), and borrowings under PTR's credit facilities which were partially repaid from proceeds related to PTR's $50 million offering of Long-Term Debt issued in March 1997. The $101.3 million invested during the three months ended March 31, 1996 was financed primarily from borrowings under PTR's credit facilities which were partially repaid from proceeds related to PTR's $150 million offering of Long-Term Debt issued in February 1996. Total mortgage debt assumed during 1997 in connection with community acquisitions aggregated $23.5 million.

  Other significant financing activity included the payment of $29.7 million and $28.8 million in Common and Preferred Share distributions for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to a 4.8% increase in the distributions paid per Common Share. Preferred Share dividends decreased approximately $1.4 million during the respective periods as a result of conversions of Series A Preferred Shares to Common Shares.

 Borrowings

  PTR has a $350 million unsecured revolving line of credit with approximately $83.5 million of borrowings outstanding as of May 9, 1997. The line of credit matures August 1998 and may be extended annually for an additional year with the approval of the Lenders. The aggregate amount of borrowings outstanding under all of PTR's credit facilities as of May 9, 1997 was $196.6 million.

  See "Item 1. Financial Statements, Note 4, Borrowings" for additional information regarding credit availability, outstanding debt balances, interest rates, scheduled debt maturities and other terms.

 Commitments and Contingencies

  At March 31, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for new development communities with an estimated 4,621 multifamily units at a total development cost of approximately $411.9 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 897 additional operating multifamily units with a total expected investment of $79.7 million, including budgeted renovations. At March 31, 1997, PTR had unfunded development commitments for developments under construction of $132.0 million. For a description of unfunded commitments in connection with the Homestead Notes see "--Results of Operations--Homestead Interest and Homestead Notes."

  PTR expects to finance these activities and other future investment and operating needs with cash on hand, borrowings under its credit facilities and disposition proceeds from its asset optimization strategy, prior to arranging long-term capital. The credit facilities will facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. Other sources of future liquidity and financial flexibility include $420 million in shelf-registered securities which can be issued in the form of Long-Term Debt, Preferred Shares and Common Shares on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 37.95% at March 31, 1997, provides considerable flexibility with respect to its ability to finance its investment activities.

  From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings in order to manage well-defined interest rate risk. In anticipation of the $50 million Long-Term Debt offering that closed March 31, 1997, PTR entered into interest rate contracts with notional amounts aggregating $50 million in 1996. Upon completion of the offering, PTR terminated the interest rate contracts, realizing a gain of approximately $819,000 which has been deferred and is being amortized as an offset to interest expense over the term of the Long-Term Debt that was issued.

 Distributions

  PTR paid the first quarter 1997 distribution of $0.325 per Common Share on February 20, 1997. On April 22, 1997 the Board declared a cash distribution of $0.325 per Common Share, payable on May 29, 1997, to shareholders of record on May 13, 1997. This is PTR's 85th consecutive Common Share distribution to shareholders. On March 31, 1997, PTR paid quarterly dividends of $0.4377 per cumulative convertible Series A Preferred Share and $0.5625 per cumulative redeemable Series B Preferred Share to preferred shareholders of record on March 17, 1997.

 Funds From Operations

  Funds from operations is defined as net earnings computed in accordance with generally accepted accounting principles, excluding gains (or losses) plus real estate depreciation and provision for possible loss on investments and excluding extraordinary items. Management believes that an understanding of funds from operations will enhance the reader's comprehension of PTR's results of operations and cash flows presented in the financial statements and other sections within this document. Funds from operations should not be construed as a substitute for "net earnings" in evaluating operating results nor as a substitute for "cash flow" in evaluating liquidity and the funds from operations measure presented by PTR may not be comparable to similarly titled measures of other REITs.

  In 1996, PTR contributed its Homestead Village assets to Homestead. Management believes that funds from operations for the three months ended March 31, 1996 should be adjusted to reflect the effects of the Homestead transaction to provide a more meaningful comparison to the historical 1997 results. Accordingly, pro forma funds from operations for the three months ended March 31, 1996 has been calculated as if the Homestead transaction had occurred on January 1, 1996. The funds from operations information is unaudited and the pro forma funds from operations is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1996.

  Funds from operations and pro forma funds from operations (1996) are as follows (amounts in thousands):

                                                              THREE      THREE
                                                             MONTHS     MONTHS
                                                              ENDED      ENDED
                                                            MARCH 31,  MARCH 31,
                                                              1997       1996
                                                            ---------  ---------
Net earnings attributable to Common Shares................. $ 40,576    $19,455
Add (Deduct):
  Real Estate Depreciation.................................   12,049     10,618
  Gain on disposition of investments.......................  (25,335)    (2,923)
  Provision for Possible Loss on Investments...............    1,500        --
  Amortization related to Homestead Notes..................     (245)       --
                                                            --------    -------
Historical funds from operations attributable to Common
 Shares....................................................   28,545     27,150
Add (deduct) pro forma adjustments relating to the
 contribution
 of Homestead Assets:
  Reduction in revenues and operating expenses(1)..........      --      (3,261)
  Increase in interest income(2)...........................      --         823
  Reduction in interest expense(3).........................      --        (166)
  Reduction in capitalized interest(4).....................      --        (575)
  REIT Management fee effect(5)............................      --         641
  Other....................................................      --          22
                                                            --------    -------
    Total pro forma adjustments............................      --      (2,516)
                                                            --------    -------
Funds from operations attributable to Common Shares
 (Pro forma for 1996)...................................... $ 28,545    $24,634
                                                            ========    =======
Weighted-average Common Shares outstanding.................   75,872     72,211
                                                            ========    =======

--------
(1) Represents the elimination of Homestead's historical revenues and operating expenses.
(2) Represents the interest income which would have been recognized on the Homestead Notes, assuming that PTR received Homestead common stock in exchange for its contribution first, and then Homestead Notes in exchange for the balance of its contribution over the respective time periods.
(3) Represents the assumed amount of incremental interest expense which would have been incurred as a result of higher line of credit balances due to reduced cash flow.
(4) Represents the reclassification of historical interest costs capitalized on Homestead developments to interest expense.
(5) Represents the decrease in REIT Management fee that would have resulted from the pro forma adjustments.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS:

     12        --Statement regarding Computation of Ratio of Earnings to Fixed Charges.
     15        --Letter from KPMG Peat Marwick LLP dated May 13, 1997 regarding unaudited financial information.
     27        --Financial Data Schedule

  (b) REPORTS ON FORM 8-K:

                                                                                  FINANCIAL
            DATE                       ITEM REPORTED                              STATEMENTS
            ----                       -------------                              ----------
      January 27, 1997                 Item 5                                        No
      February 20, 1997                Item 5, Item 7                                Yes
      March 26, 1997                   Item 5                                        No

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Security Capital Pacific Trust

                                                /s/ Bryan J. Flanagan
                                          _____________________________________
                                             Bryan J. Flanagan, Senior Vice
                                              President (Principal Financial
                                                         Officer)

                                                  /s/ Ash K. Atwood
                                          _____________________________________
                                              Ash K. Atwood, Vice President
                                              (Principal Accounting Officer)

Date: May 13, 1997