Form 10-Q
period 1997-06-30
SECURITY CAPITAL PACIFIC TRUST
filed 1997-08-14
CIK 80737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to        .

                        COMMISSION FILE NUMBER 1-10272

                        SECURITY CAPITAL PACIFIC TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-6056896
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

 7670 SOUTH CHESTER STREET, ENGLEWOOD,                  80112
               COLORADO                               (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (303) 708-5959
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                7777 MARKET CENTER AVENUE, EL PASO TEXAS 79912
                                (915) 877-3900
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                     X
                                 Yes    No

  The number of shares outstanding of the Registrant's common stock as of August 6, 1997 was 79,425,564

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITY CAPITAL PACIFIC TRUST

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.    Condensed Financial Information
  Item 1.   Financial Statements
            Condensed Balance Sheets--June 30, 1997 (unaudited) and
            December 31, 1996..........................................       3
            Condensed Statements of Earnings--Three and six months
            ended June 30, 1997 and 1996 (unaudited)...................       4
            Condensed Statement of Shareholders' Equity--Six months
            ended June 30, 1997 (unaudited)............................       5
            Condensed Statements of Cash Flows--Six months ended June
            30, 1997 and 1996 (unaudited)..............................       6
            Notes to Condensed Financial Statements (unaudited)........       7
            Independent Auditors' Review Report........................      16
  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................      17
 PART II.   Other Information
  Item 4.   Submission of Matters to a Vote of Securities Holders......      29
  Item 6.   Exhibits and Reports on Form 8-K...........................      29

                        SECURITY CAPITAL PACIFIC TRUST

                           CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                        ASSETS                            1997          1996
                        ------                         -----------  ------------
                                                       (UNAUDITED)
Real estate........................................... $2,391,165    $2,153,363
Less accumulated depreciation.........................    104,330        97,574
                                                       ----------    ----------
                                                        2,286,835     2,055,789
Homestead Notes.......................................    246,453       176,304
Other mortgage notes receivable.......................     12,861        13,525
                                                       ----------    ----------
    Net investments...................................  2,546,149     2,245,618
Cash and cash equivalents.............................      5,570         5,601
Accounts receivable and accrued interest..............      5,382         4,157
Restricted cash in tax-deferred exchange escrow.......     19,707            42
Other assets..........................................     29,008        27,014
                                                       ----------    ----------
    Total assets...................................... $2,605,816    $2,282,432
                                                       ==========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Credit facilities................................... $  203,015    $  110,200
  Long-Term Debt......................................    630,000       580,000
  Mortgages payable...................................    278,619       217,188
  Distributions payable...............................        --         24,537
  Accounts payable....................................     32,676        22,782
  Accrued expenses and other liabilities..............     64,182        60,217
                                                       ----------    ----------
    Total liabilities.................................  1,208,492     1,014,924
                                                       ----------    ----------
Shareholders' equity:
  Series A Preferred Shares (5,574,014 convertible
   shares in 1997 and 6,494,967 in 1996; stated
   liquidation preference of $25 per share)...........    139,350       162,374
  Series B Preferred Shares (4,200,000 shares issued;
   stated liquidation
   preference of $25 per share).......................    105,000       105,000
  Common Shares (shares issued--79,375,582 in 1997 and
   75,510,986 in 1996)................................     79,376        75,511
  Additional paid-in capital..........................    993,602       918,434
  Unrealized holding gain on Homestead Notes..........    103,142        74,923
  Distributions in excess of net earnings.............    (23,146)      (68,734)
                                                       ----------    ----------
    Total shareholders' equity........................  1,397,324     1,267,508
                                                       ----------    ----------
    Total liabilities and shareholders' equity........ $2,605,816    $2,282,432
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

                         SECURITY CAPITAL PACIFIC TRUST

                        CONDENSED STATEMENT OF EARNINGS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                               THREE MONTHS   SIX MONTHS ENDED
                                              ENDED JUNE 30,      JUNE 30,
                                              --------------- -----------------
                                               1997    1996     1997     1996
                                              ------- ------- -------- --------
REVENUES:
  Rental revenues............................ $81,412 $79,491 $161,362 $155,300
  Interest income on Homestead Notes.........   3,800     --     6,974      --
  Other interest income......................     968     452    1,338      999
                                              ------- ------- -------- --------
                                               86,180  79,943  169,674  156,299
                                              ------- ------- -------- --------
EXPENSES:
  Rental expenses............................  19,870  21,943   40,227   42,029
  Real estate taxes..........................   6,656   6,256   13,924   13,359
  Property management fees:
    Paid to affiliate........................   2,813   2,973    5,503    5,828
    Paid to third parties....................     197     283      457      536
  Depreciation...............................  12,639  10,624   24,688   21,242
  Interest...................................  15,798   7,257   29,759   13,777
  REIT management fee paid to affiliate......   4,706   5,724    9,323   11,279
  General and administrative.................     316     230      588      506
  Other......................................     120     191    1,864      361
                                              ------- ------- -------- --------
                                               63,115  55,481  126,333  108,917
                                              ------- ------- -------- --------
Earnings from operations.....................  23,065  24,462   43,341   47,382
Gain on disposition of investments, net......  11,872   5,160   37,207    8,083
                                              ------- ------- -------- --------
Net earnings before extraordinary item.......  34,937  29,622   80,548   55,465
Less extraordinary item--loss on early
 extinguishment of debt......................     --      870      --       870
                                              ------- ------- -------- --------
Net earnings.................................  34,937  28,752   80,548   54,595
Less Preferred Share dividends...............   4,805   6,386    9,840   12,774
                                              ------- ------- -------- --------
  Net earnings attributable to Common Shares. $30,132 $22,366 $ 70,708 $ 41,821
                                              ======= ======= ======== ========
Weighted-average Common Shares outstanding...  77,398  72,223   76,639   72,217
                                              ======= ======= ======== ========
Per Common Share amounts:
  Primary.................................... $  0.39 $  0.31 $   0.92 $   0.58
                                              ======= ======= ======== ========
  Fully diluted.............................. $  0.38 $   --  $   0.90 $    --
                                              ======= ======= ======== ========
Distributions paid........................... $ 0.325 $  0.31 $   0.65 $   0.62
                                              ======= ======= ======== ========

     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                           SHARES OF BENEFICIAL
                            INTEREST, $1.00 PAR
                                   VALUE
                          -----------------------
                           SERIES A    SERIES B
                           PREFERRED   PREFERRED  COMMON
                           SHARES AT   SHARES AT  SHARES
                           AGGREGATE   AGGREGATE    AT    ADDITIONAL UNREALIZED DISTRIBUTIONS
                          LIQUIDATION LIQUIDATION   PAR    PAID-IN    HOLDING   IN EXCESS OF
                          PREFERENCE  PREFERENCE   VALUE   CAPITAL     GAINS    NET EARNINGS    TOTAL
                          ----------- ----------- ------- ---------- ---------- ------------- ----------
Balances at January 1,
 1997...................   $162,374    $105,000   $75,511  $918,434   $ 74,923    $(68,734)   $1,267,508
 Net earnings...........        --          --        --        --         --       80,548        80,548
 Shareholder
  distributions.........        --          --        --        --         --      (34,960)      (34,960)
 Sale of shares, net of
  expenses..............        --          --      2,500    51,755        --          --         54,255
 Conversion of 920,953
  Series A
  Preferred Shares into
  1,240,396 Common
  Shares................    (23,024)        --      1,240    21,784        --          --            --
 Change in unrealized
  holding gain on
  Homestead Notes.......        --          --        --        --      28,219         --         28,219
 Exercise of warrants
  and options...........        --          --        125     1,629        --          --          1,754
                           --------    --------   -------  --------   --------    --------    ----------
Balances at June 30,
 1997...................   $139,350    $105,000   $79,376  $993,602   $103,142    $(23,146)   $1,397,324
                           ========    ========   =======  ========   ========    ========    ==========


     The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Operating activities
  Net earnings............................................. $ 80,548  $ 54,595
  Adjustments to reconcile net earnings to net cash flow
   provided by operating activities:.......................
    Depreciation and amortization..........................   25,521    22,069
    Gain on disposition of investments, net................  (37,207)   (8,083)
    Provision for possible loss on investments.............    1,500       --
  Change in accounts payable...............................     (176)   (6,085)
  Change in accrued expenses and other liabilities.........    3,966    (1,489)
  Change in other operating assets.........................   (4,034)     (885)
                                                            --------  --------
    Net cash flow provided by operating activities.........   70,118    60,122
                                                            --------  --------
Investing activities:
  Real estate investments.................................. (371,250) (283,961)
  Change in tax-deferred exchange escrow...................  (19,665)      --
  Funding of Homestead Notes...............................  (41,250)      --
  Advances on other mortgage notes receivable..............     (200)      --
  Principal repayments on other mortgage notes receivable..      864     1,148
  Gross proceeds from dispositions.........................  249,816    87,782
  Closing costs related to dispositions....................   (5,694)   (2,086)
                                                            --------  --------
    Net cash flow used in investing activities............. (187,379) (197,117)
                                                            --------  --------
Financing activities:
  Proceeds from Long-Term Debt.............................   50,000   150,000
  Debt issuance costs incurred.............................     (700)   (1,385)
  Prepayment of mortgages payable due to community
   dispositions............................................  (19,850)  (25,845)
  Regularly scheduled principal payments on mortgages
   payable.................................................   (1,547)   (1,029)
  Proceeds from credit facilities..........................  464,920   233,885
  Principal payments on credit facilities.................. (372,105) (183,635)
  Proceeds from sale of Common Shares, net.................   54,255       --
  Cash distributions paid on Common Shares.................  (49,657)  (44,785)
  Cash dividends paid on Preferred Shares..................   (9,840)  (12,774)
  Proceeds from exercise of warrants and options...........    1,754        20
                                                            --------  --------
    Net cash flow provided by financing activities.........  117,230   114,452
                                                            --------  --------
Net decrease in cash and cash equivalents..................      (31)  (22,543)
Cash and cash equivalents at beginning of period...........    5,601    26,919
                                                            --------  --------
Cash and cash equivalents at end of period................. $  5,570  $  4,376
                                                            ========  ========
Non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of
   multifamily communities................................. $ 82,827  $    --
  Series A Preferred Shares converted to Common Shares..... $ 23,024  $  3,725
  Change in unrealized holding gain on Homestead Notes..... $ 28,219  $    --

     The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            JUNE 30, 1997 AND 1996

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

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

 Per Share Data

  Primary earnings per share is computed based on the weighted average number of common shares of beneficial interest, par value $1.00 per share ("Common Share(s)"), outstanding. Fully diluted earnings per Common Share is calculated from the weighted average Common Shares outstanding plus the Common Shares that would be outstanding assuming conversion of the weighted average number of outstanding cumulative convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares"), outstanding Trustee options and certain warrants exercisable by third parties. For purposes of the fully diluted earnings per share calculation, dividends on the Series A Preferred Shares are added back to net earnings attributable to Common Shares. Primary earnings per share and fully diluted earnings per share were approximately the same for the three and six months ended June 30, 1996.

  PTR will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which changes the method used to compute earnings per share, in the fourth quarter of 1997. The impact of SFAS No. 128 on the calculation of PTR's earnings per share is not expected to be material.

                         SECURITY CAPITAL PACIFIC TRUST

(2) REAL ESTATE

 Investments

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                         JUNE 30, 1997      DECEMBER 31, 1996
                                       -----------------    -----------------
   UNITS                               INVESTMENT UNITS     INVESTMENT UNITS
   -----                               ---------- ------    ---------- ------
   Multifamily:
     Operating communities...........  $2,028,940 40,786    $1,861,561 42,702
     Communities under construction..     254,843  6,672(1)    186,710  5,479(1)
     Development communities in
      planning:
       Development communities owned.      49,965  3,106(1)     48,504  3,351(1)
       Development communities under
        control......................     (2)      4,278(1)    (2)      3,737(1)
                                       ---------- ------    ---------- ------
         Total development
          communities................      49,965  7,384        48,504  7,088
                                       ---------- ------    ---------- ------
   Land held for future development..      31,412    --         30,043    --
                                       ---------- ------    ---------- ------
         Total multifamily...........   2,365,160 54,842     2,126,818 55,269
                                       ---------- ------    ---------- ------
   Non-multifamily...................      26,005               26,545
                                       ----------           ----------
         Total real estate...........  $2,391,165           $2,153,363
                                       ==========           ==========

--------
(1) Unit information is based on management's estimates and has not been audited or reviewed by PTR's independent auditors.
(2) PTR's investment as of June 30, 1997 and December 31, 1996 for developments under control was $3.7 million and $1.6 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

  The change in investments in real estate, at cost, consisted of the following (in thousands):

      Balance at January 1, 1997................................... $2,153,363
      Multifamily:
        Acquisition and renovation expenditures....................    340,682
        Development expenditures, excluding land acquisitions......    114,480
        Acquisition and improvement of land held for current or
         future development........................................      4,150
        Recurring capital expenditures.............................      4,836
        Dispositions...............................................   (224,263)
        Provisions for possible loss on investments................     (1,500)
                                                                    ----------
      Net multifamily activity subtotal............................  2,391,748
      Non-multifamily dispositions.................................       (583)
                                                                    ----------
      Balance at June 30, 1997..................................... $2,391,165
                                                                    ==========

  At June 30, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for the development of an estimated 6,602 multifamily units with an aggregate estimated development cost of approximately $612.7 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 328 additional operating multifamily units with a total expected investment of $17.5 million, including planned renovations.

  At June 30, 1997, PTR had unfunded development commitments for developments under construction of $180.4 million.

                         SECURITY CAPITAL PACIFIC TRUST

 Gains and Provision for Possible Loss on Investments

  Each year, REIT Management formulates operating and capital plans based on an ongoing active review of PTR's portfolio. Based in part upon the market research provided by Security Capital Real Estate Research Group Incorporated, and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view no longer meet PTR's long-term investment objectives. The proceeds from these selected dispositions are redeployed, typically through tax-deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As a result of this asset optimization strategy, PTR disposed of 23 multifamily communities, one industrial building and two parcels of land during the six months ended June 30, 1997, representing gross proceeds of $249.8 million, and disposed of six multifamily communities, one parcel of land and one industrial building during the six months ended June 30, 1996, representing gross proceeds of $87.8 million. As of June 30, 1997, PTR held a portion of the 1997 disposition proceeds aggregating $19.7 million in an interest bearing escrow account, pending acquisition of other multifamily communities to complete the tax-deferred exchange. For federal income tax purposes, the majority of the 1997 and 1996 dispositions were structured as tax-deferred exchanges which deferred gain recognition. For financial reporting purposes, however, the transactions qualified for profit recognition and aggregate gains of $37.2 million and $8.1 million were recorded for the six months ended June 30, 1997 and 1996, respectively.

  As part of PTR's asset optimization strategy, six multifamily communities, five parcels of land and one industrial building were held for disposition as of June 30, 1997. The aggregate carrying value of properties held for disposition was approximately $79 million at June 30, 1997. Each community's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Such communities are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of all communities during 1997 and early 1998 and redeploy the net proceeds from such dispositions, where appropriate, through tax-deferred exchanges into the acquisition of multifamily communities. The property level earnings, after interest and depreciation, from communities held for disposition at June 30, 1997 which are included in PTR's earnings from operations for the six months ended June 30, 1997 and 1996 were $3.6 million and $3.5 million, respectively.

(3) HOMESTEAD NOTES

  In addition to multifamily investment activity, PTR had developed and operated extended-stay lodging facilities under the Homestead Village name since 1992. On October 17, 1996, PTR contributed its Homestead Village properties to Homestead Village Incorporated ("Homestead"), a new publicly-traded company, in exchange for certain Homestead securities. As of the contribution date, the Homestead Village properties constituted approximately 7.1% of PTR's total assets, at cost. The Homestead Village properties generated approximately 8.1% of PTR's net operating income (rental revenues less rental expenses, real estate taxes and property management fees) for the six months ended June 30, 1996.

  During the six month period ended June 30, 1997, PTR funded an additional $41.3 million under its $198.8 million commitment to provide development funding to Homestead in the form of convertible mortgage notes ("Homestead Notes"), resulting in a total amount funded of $142.4 million as of June 30, 1997.

  Following is a reconciliation of the Homestead Notes' components to the amount reflected in the accompanying Balance Sheet (in thousands):

                                                                  JUNE  30, 1997
                                                                  --------------
      Face amount of Homestead Notes.............................    $158,557
      Original issue discount....................................     (16,119)
                                                                     --------
      Amount funded..............................................     142,438
      Amortization of original issue discount....................         531
      Conversion feature-initial value...........................      11,168
      Unamortized discount on conversion feature.................     (10,826)
      Fair value adjustment......................................     103,142
                                                                     --------
      Carrying value and fair value..............................    $246,453
                                                                     ========

                        SECURITY CAPITAL PACIFIC TRUST

  The Homestead Notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. Accordingly, fair value was calculated based upon the conversion value of the Homestead Notes using the trading price of Homestead common stock at June 30, 1997 of $17.875. The fair value adjustment is recognized as an unrealized gain in shareholders' equity.

  PTR expects to complete the funding of the remaining $56.4 million under its funding commitment in 1997 and early 1998.

(4) BORROWINGS

 Credit Facilities

  PTR has a $350 million unsecured revolving line of credit with Texas Commerce Bank, National Association ("TCB"), as agent for a group of financial institutions (collectively, the "Lenders"). The line matures in August 1999 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.5% at June 30, 1997) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR (5.6875% at June 30, 1997) plus 1.125% (6.8125% at June 30, 1997), which spread was reduced from 1.125% to 0.75% effective August 13, 1997. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.50% based upon the rating of PTR's long-term unsecured senior notes ("Long-Term Debt"). Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $114,000 and $218,000 for the six months ended June 30, 1997 and 1996, respectively.

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                              SIX MONTHS ENDED    YEAR ENDED
                                               JUNE 30, 1997   DECEMBER 31, 1996
                                              ---------------- -----------------
      Total line of credit..................      $350,000         $350,000
      Borrowings outstanding at end of
       period...............................        68,250           99,750
      Weighted-average daily borrowings.....       117,162          112,248
      Maximum borrowings outstanding at any
       month end............................       205,000          188,750
      Weighted-average daily nominal
       interest rate........................          6.5%             7.3%
      Weighted-average daily effective
       interest rate........................          8.3%             8.8%
      Weighted-average nominal interest rate
       at end of period.....................          6.8%             6.6%

  On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with TCB. The loan matures March 18, 1998 and bears interest at an overnight rate which ranged from 5.94% to 7.00% during the six months ended June 30, 1997. At June 30, 1997, there was $34.8 million outstanding under this agreement.

  On March 10, 1997, PTR borrowed $60 million under a short-term, unsecured, borrowing agreement with a financial institution. The loan matures on September 10, 1997, but provides for early repayment at PTR's option on the 10th day of each month during the term. Interest is payable monthly at an annual rate of LIBOR plus 0.60% (6.2875% at June 30, 1997). On April 4, 1997, PTR borrowed an additional $40 million under a short-term, unsecured, borrowing agreement with the same financial institution, having approximately the same interest rate and repayment terms. The proceeds from both loans were used to repay borrowings under PTR's line of credit.

                         SECURITY CAPITAL PACIFIC TRUST

LONG-TERM DEBT

  PTR has issued Long-Term Debt which bears interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of multifamily communities and to repay balances on credit facilities incurred for such purposes. The following table summarizes the Long-Term Debt as of June 30, 1997:

                           ISSUANCE                       AVERAGE EFFECTIVE
                             AND                            INTEREST RATE,
                         OUTSTANDING   PRINCIPAL          INCLUDING OFFERING          ORIGINAL
                          PRINCIPAL     PAYMENT   COUPON    DISCOUNTS AND    MATURITY   LIFE
DATE OF ISSUANCE            AMOUNT    REQUIREMENT  RATE     ISSUANCE COSTS     DATE   (YEARS)
----------------         ------------ ----------- ------  ------------------ -------- --------
3/31/97................. $ 20 million     (1)     7.500%        7.443%        4/1/07   10.00
3/31/97.................   30 million     (1)     8.050         8.038         4/1/17   20.00
                         ------------             -----         -----                  -----
Subtotal/Average........ $ 50 million             7.905%        7.850%                 16.00
                         ------------             -----         -----                  -----
10/21/96................ $ 15 million     (1)     6.600%        7.030%       10/15/99   3.00
10/21/96................   20 million     (1)     6.950         7.400        10/15/02   6.00
10/21/96................   20 million     (1)     7.150         7.500        10/15/03   7.00
10/21/96................   20 million     (1)     7.250         7.630        10/15/04   8.00
10/21/96................   20 million     (1)     7.300         7.640        10/15/05   9.00
10/21/96................   20 million     (1)     7.375         7.685        10/15/06  10.00
10/21/96................   15 million     (2)     6.500         6.750        10/15/26  30.00
                         ------------             -----         -----                  -----
Subtotal/Average........ $130 million             7.350%        7.500%                  6.85
                         ------------             -----         -----                  -----
8/6/96.................. $ 20 million     (1)     7.550%        7.680%        8/1/08   12.00
8/6/96..................   20 million     (1)     7.625         7.730         8/1/09   13.00
8/6/96..................   20 million     (1)     7.650         7.770         8/1/10   14.00
8/6/96..................   20 million     (1)     8.100         8.210         8/1/15   19.00
8/6/96..................   20 million     (1)     8.150         8.250         8/1/16   20.00
                         ------------             -----         -----                  -----
Subtotal/Average........ $100 million             7.840%        7.950%                 15.60
                         ------------             -----         -----                  -----
2/23/96................. $ 50 million     (3)     7.150%        7.300%       2/15/10   10.50
2/23/96.................  100 million     (4)     7.900         8.030        2/15/16   18.00
                         ------------             -----         -----                  -----
Subtotal/Average........ $150 million             7.710%        7.840%                 15.50
                         ------------             -----         -----                  -----
2/8/94.................. $100 million     (5)     6.875%        6.978%       2/15/08   10.50
2/8/94..................  100 million     (6)     7.500         7.653        2/15/14   18.00
                         ------------             -----         -----                  -----
Subtotal/Average........ $200 million             7.240%        7.370%                 14.25
                         ------------             -----         -----                  -----
Grand Total/Average..... $630 million             7.530%        7.640%                 13.37
                         ============             =====         =====                  =====

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

                        SECURITY CAPITAL PACIFIC TRUST

 Mortgages Payable

  Mortgages payable at June 30, 1997 consisted of the following (dollar amounts in thousands):

                                                                PRINCIPAL
                                                       BALLOON   BALANCE   PRINCIPAL
                          EFFECTIVE SCHEDULED PERIODIC PAYMENT     AT      BALANCE AT
                          INTEREST  MATURITY  PAYMENT   DUE AT  JUNE 30,  DECEMBER 31,
COMMUNITY                  RATE(1)    DATE     TERMS   MATURITY   1997        1996
---------                 --------- --------- -------- -------- --------- ------------
CONVENTIONAL FIXED RATE:
  Tigua Village.........     N/A    05/01/97    (2)     $  N/A  $    --     $    683
  Silvercliff...........    7.65%   11/10/97    (2)      7,304     7,335       7,382
  Braeswood Park........    7.50    01/01/98    (2)      6,635     6,693       6,761
  Seahawk(8)............     N/A    01/10/98    (8)        N/A       --        5,427
  La Tierra at the
   Lakes................    7.88    12/01/98    (2)     25,105    25,794      26,019
  Windsail(8)...........     N/A    02/01/99    (8)        N/A       --        4,798
  Fairwood Landing......    8.75    12/21/99    (2)      5,501     5,782       5,831
  Greenpointe...........    8.50    03/01/00    (2)      3,416     3,607       3,638
  Mountain Shadow.......    8.50    03/01/00    (2)      3,136     3,311       3,340
  Sunterra..............    8.25    03/01/00    (2)      7,627     8,066       8,138
  Brompton Court........    8.38    09/01/00    (2)     13,340    14,199      14,318
  Marina Lakes..........    7.85    07/19/01    (2)     12,393    13,453         --
  Treat Commons.........    7.50    09/14/01    (2)      6,537     7,131       7,192
  El Dorado.............    7.53    10/01/02    (2)     15,548    16,635      16,718
  Ashton Place..........    8.24    10/01/23    (3)        N/A    47,074      47,342
  Double Tree II(8).....     N/A    05/01/33    (8)        N/A       --        4,750
                                                                --------    --------
                                                                 159,080     162,337
                                                                --------    --------
TAX-EXEMPT FIXED
 RATE(4):
  Fox Creek.............     N/A    06/01/97    (9)        N/A       --        4,236
  Pelican Point.........    9.67    10/02/97    (2)     14,774    16,000         --
  Cherry Creek..........    8.41    11/01/01    (2)      2,780     3,875       4,000
  Redwood Shores........    5.68    10/01/08    (2)     16,820    25,000      25,220
  Crossroads............    6.76    12/15/18    (5)      4,435     4,435       4,435
                                                                --------    --------
                                                                  49,310      37,891
                                                                --------    --------
TAX-EXEMPT FLOATING
 RATE(4):
  River Meadows.........    5.08    10/01/05    (6)     10,000    10,000         --
  Apple Creek...........    5.33    09/01/07    (6)     11,100    11,100      11,100
  La Jolla Point........    5.10    08/01/14    (6)     13,232    21,600         --
  Le Club...............    5.05    11/01/15    (6)     21,700    21,700         --
                                                                --------    --------
                                                                  64,400      11,100
                                                                --------    --------
COMBINED(7):
  Las Flores............    8.80    06/01/24    (3)        N/A     5,829       5,860
                            ----    --------    ---     ------  --------    --------
    Total/Average
     Mortgage Debt......    7.24%                               $278,619    $217,188
                            ====                                ========    ========

--------
(1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
(2) Regular amortization with a balloon payment due at maturity.
(3) Fully amortizing.
(4) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
(5) Semi-annual payments are interest only until December 2003 at 5.4%, at which time the interest rate is adjusted to the current market rate
(6) Payments are interest only until maturity and the interest rate is adjusted weekly or monthly.
(7) In 1990, the Las Flores apartments were refinanced pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.
(8) Mortgage was prepaid upon community disposition.
(9) The Fox Creek bonds were refunded. New bonds with a scheduled maturity date of August 15, 2027 were issued on August 8, 1997, which require monthly payments of interest only until August 2007 at which time monthly principal and interest payments commence in an amount sufficient to amortize the balance over the remaining term.

                        SECURITY CAPITAL PACIFIC TRUST

  The changes in mortgages payable during the six months ended June 30, 1997 consisted of the following (in thousands):

      Balance at January 1, 1997..................................... $217,188
      Mortgage notes assumed.........................................   82,827
      Principal payments, including prepayments upon community
       dispositions..................................................  (21,396)
                                                                      --------
      Balance at June 30, 1997....................................... $278,619
                                                                      ========

 Scheduled Debt Maturities

  Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2016 and thereafter, as of June 30, 1997, are as follows (in thousands):

                                         CREDIT   LONG-TERM
                                       FACILITIES   DEBT    MORTGAGES   TOTAL
                                       ---------- --------- --------- ----------
      1997............................  $134,765  $    --   $ 25,164  $  159,929
      1998............................    68,250       --     35,072     103,322
      1999............................       --     30,000     8,609      38,609
      2000............................       --        --     30,323      30,323
      2001............................       --     12,500    24,117      36,617
      2002............................       --     32,500    17,647      50,147
      2003............................       --     38,750     2,076      40,826
      2004............................       --     38,750     2,254      41,004
      2005............................       --     38,750    12,446      51,196
      2006............................       --     38,750     2,652      41,402
      2007............................       --     38,750    13,973      52,723
      2008............................       --     38,750    19,345      58,095
      2009............................       --     36,250     2,125      38,375
      2010............................       --     38,750     2,297      41,047
      2011............................       --     25,000     2,542      27,542
      2012............................       --     30,000     2,689      32,689
      2013............................       --     35,000     2,907      37,907
      2014............................       --     42,500    16,004      58,504
      2015............................       --     40,000    24,155      64,155
      2016............................       --     45,000     2,653      47,653
        Thereafter....................       --     30,000    29,569      59,569
                                        --------  --------  --------  ----------
        Total.........................  $203,015  $630,000  $278,619  $1,111,634
                                        ========  ========  ========  ==========

 General

  PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all covenants pertaining to its debt instruments at June 30, 1997.

  Interest paid on all borrowings for the six months ended June 30, 1997 was $26.0 million, net of $8.8 million of interest capitalized during construction. Interest paid on all borrowings for the six months ended June 30, 1996 was $9.4 million, net of $7.5 million of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the six months ended June 30, 1997 and 1996 was $1,513,000 and $827,000 respectively.

                        SECURITY CAPITAL PACIFIC TRUST

(5) CASH DISTRIBUTIONS

  PTR paid first and second quarter 1997 distributions of $0.325 per Common Share on February 20 and May 29, 1997. On July 21, 1997 the Board of Trustees (the "Board") declared a cash distribution of $0.325 per Common Share, payable on August 27, 1997, to shareholders of record on August 13, 1997. On March 31 and June 30, 1997, PTR paid quarterly dividends of $0.4377425 per cumulative convertible Series A Preferred Share and $0.5625 per cumulative redeemable Series B Preferred Share.

(6) SHAREHOLDERS' EQUITY

  On March 27, 1997, PTR filed a $300 million shelf registration with the Securities and Exchange Commission. These securities can be issued on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms.

  On June 4, 1997, PTR sold 2,500,000 Common Shares to Goldman, Sachs & Co. for an aggregate purchase price of $54.5 million. The net proceeds of $54.3 million (net of $150,000 of offering costs) were used to repay borrowings under PTR's $350 million unsecured revolving line of credit and its short-term borrowing agreement with TCB.

  On August 6, 1997, PTR commenced a rights offering to subscribe for and purchase 7,433,433 Common Shares at a price of $21 13/16 per share (the "Subscription Price"). PTR's common shareholders of record on August 6, 1997 will receive a dividend of one right for each Common Share held. Seven rights entitle the holder to purchase one Common Share at the Subscription Price. The rights are transferable and will expire on September 9, 1997. The offering is designed to allow PTR common shareholders (other than Security Capital) the opportunity to maintain their relative ownership in PTR by purchasing additional Common Shares at a price which is below the price at which Security Capital is receiving Common Shares in the proposed merger described in note 7. The funds from the rights offering will be used to repay borrowings under certain credit facilities of PTR.

  After giving effect to the rights offering described above, assuming such offering is fully subscribed, PTR will have approximately $203.3 million in shelf-registered securities available for issuance.

(7) PROPOSED MERGER TRANSACTION

  Effective March 1, 1991, PTR entered into a REIT Management agreement with Security Capital Pacific Incorporated (the "REIT Manager"), to provide REIT Management services to PTR. The REIT Manager is a subsidiary of Security Capital Group Incorporated ("Security Capital").

  SCG Realty Services Incorporated ("SCG Realty Services"), a wholly-owned subsidiary of Security Capital, managed 94.1% and 83.9% (based on total expected investment) of PTR's operating multifamily communities as of June 30, 1997 and 1996, respectively. Rates for services performed by SCG Realty Services are subject to annual approval by PTR's independent Trustees (who receive an annual review from an independent third party). Management believes that such rates are consistent with those prevailing in the markets in which PTR operates.

  On August 5, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Security Capital relating to warrants to purchase Class B common stock of Security Capital, and containing PTR's proxy statement relating to a proposed merger transaction whereby PTR would acquire the operations and businesses of the REIT Manager and SCG Realty Services valued at approximately $75.8 million in exchange for Common Shares. The $75.8 million value was based on a three-year discounted analysis

                         SECURITY CAPITAL PACIFIC TRUST

              NOTES TO CONDENSED FINANCIAL STATEMENTS--(CONCLUDED)

of net operating income prepared by Security Capital and revised after negotiation with a special committee comprised of independent Trustees (the "Special Committee"). The number of Common Shares issuable to Security Capital was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining PTR's shareholders entitled to vote on the proposed merger). As a result of the transaction, PTR would become an internally managed REIT and Security Capital would remain PTR's largest shareholder (34% ownership at August 6, 1997). The Board approved the proposed merger transaction based on the recommendation of the Special Committee. The proposed merger transaction requires the approval of a two-thirds majority of PTR's outstanding Common Shares. PTR's proxy statement was mailed to PTR's common shareholders and a meeting of PTR's common shareholders to vote on the proposed merger is scheduled to be held on September 8, 1997. Assuming that the market value of the Common Shares issued to Security Capital on the transaction date is $75.8 million, approximately $3.1 million will be allocated to the net tangible assets acquired and the $72.7 million difference will be accounted for as costs incurred in acquiring the management companies from a related party since the management companies do not qualify as "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations". Upon consummation of the merger, this expense will be recorded as an operating expense on PTR's statement of earnings.

  On June 10, 1997, the Board extended the term of the REIT Management Agreement through the earlier of (i) the date of the consummation of the proposed merger described above, or (ii) the regularly scheduled Board meeting in the fourth quarter of 1997.

  In addition, subject to and after the closing of the proposed merger and after the closing of the rights offering described in note 6, Security Capital will issue warrants pro rata to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital), to acquire shares of Class B common stock of Security Capital having an aggregate subscription price at the time of issuance of approximately $102 million. The number of shares of Class B common stock subject to the warrants will be based on the closing price of such shares on the date the warrants are issued to a warrant distribution agent for subsequent distribution to the holders of Common Shares and Series A Preferred Shares. The warrants will have a term of one year. Security Capital is issuing the warrants to induce PTR common shareholders to vote in favor of the proposed merger and to raise additional equity capital at a relatively low cost in addition to other benefits.

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:

  We have reviewed the accompanying condensed balance sheet of SECURITY CAPITAL PACIFIC TRUST as of June 30, 1997, the related condensed statements of earnings for the three and six-month periods ended June 30, 1997 and 1996, the statement of shareholders' equity for the six-month period ended June 30, 1997, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed financial statements are the responsibility of the Trust's management.

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

Chicago, Illinois
August 13, 1997

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

OVERVIEW

 General

  PTR's results of operations, financial position and liquidity have been influenced primarily by the operations of and investments made in PTR's multifamily communities. The term "multifamily" as used herein refers to garden-style communities and excludes Homestead Village(R) extended-stay lodging assets, which were contributed to a new publicly-traded company, Homestead, on October 17, 1996, in exchange for certain Homestead securities.

 Multifamily Investments

  The following table provides an overview of PTR's multifamily portfolio and related investment activity for the periods indicated (dollar amounts in thousands):

                                                     THREE MONTHS
                                       THREE MONTHS     ENDED      SIX MONTHS
                                          ENDED        JUNE 30,       ENDED
                                      MARCH 31, 1997     1997     JUNE 30, 1997
                                      -------------- ------------ -------------
   OPERATING COMMUNITIES:
       Communities..................           133           129          129
       Units........................        40,874        40,786       40,786
       Total expected investment(1).    $1,928,702    $2,060,586   $2,060,586
   COMMUNITIES UNDER CONSTRUCTION:
     STARTS DURING PERIOD:
       Communities..................             1             6            7
       Units........................           192         1,733        1,925
       Total expected investment(1).    $    9,383    $  122,223   $  131,606
     COMPLETIONS DURING PERIOD:
       Communities..................           --              2            2
       Units........................           --            732          732
       Total expected investment(1).           --     $   46,820   $   46,820
     STABILIZATIONS DURING PERIOD:
       Communities..................           --              1            1
       Units........................           --            364          364
       Total expected investment(1).           --     $   22,139   $   22,139
     UNDER CONSTRUCTION AT END OF
      PERIOD:
       Communities..................            18            22           22
       Units........................         5,671         6,672        6,672
       Total expected investment(1).    $  359,366    $  435,195   $  435,195
       Investment to date...........    $  227,325    $  254,843   $  254,843
     DEVELOPMENT EXPENDITURES DURING
      PERIOD                            $   52,883    $   61,597   $  114,480
   ACQUISITIONS:
       Communities..................             5             6           11
       Units........................         1,652         2,065        3,717
       Total expected investment(1).    $  143,746    $  187,737   $  331,483
   DISPOSITIONS (2):
       Communities..................            13            13           26
       Units........................         3,480         2,885        6,365
         Gross sales proceeds.......    $  142,137    $  107,679   $  249,816
         Gains......................    $   25,335    $   11,872   $   37,207

--------
(1) For operating communities and acquisitions, represents cost, including budgeted renovations, as of period end. For communities under construction, represents total budgeted development cost as of period end, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Includes the sale of an industrial building and two unrelated parcels of land with gross sales proceeds of approximately $772,241 and an aggregate gain of approximately $382,863.

Current Development Activity

  PTR believes that development of multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad resident preferences and demographic trends, will continue to provide an important source of long-term cash flow growth. PTR believes its ability to compete is significantly enhanced relative to other companies because of the REIT Manager's depth of development and acquisition personnel and presence in local markets combined with PTR's access to investment capital. The following table summarizes PTR's development communities under construction as of June 30, 1997 (dollar amounts in thousands):

                                                        TOTAL
                               NUMBER OF    PTR        EXPECTED
                                 UNITS   INVESTMENT INVESTMENT (1) % LEASED (2)
                               --------- ---------- -------------- ------------
   Communities under
    Construction and in
    Lease-Up (3)..............   2,276    $125,416     $132,009        59.5%
   Other Communities
    Under Construction (4)....   4,396     129,427      303,186
                                 -----    --------     --------
   Total Communities Under
    Construction..............   6,672    $254,843     $435,195
                                 =====    ========     ========

--------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) The percentage leased is based on occupied units divided by total number of units in the community (completed and under construction).
(3) A development community is considered in "lease-up" once the first units are delivered.
(4) Lease-up has not yet commenced.

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

 Recent Acquisitions

  In addition to its development activity, during the six month period ended June 30, 1997, PTR completed the acquisition of 11 operating multifamily communities (3,717 units) in California and Seattle at a total expected investment of $331.5 million.

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

RESULTS OF OPERATIONS

 Six Months Ended June 30, 1997 compared to June 30, 1996

  Net earnings for the six months ended June 30, 1997 and 1996 were $80.5 million and $54.6 million, respectively, an increase of $25.9 million (47.4%). This increase resulted primarily from a $29.1 million increase in gains on dispositions and increased earnings from multifamily communities offset by the elimination of earnings from Homestead Village properties and higher interest expense. A discussion of the major components of the increase in net earnings follows.

Property Operations

  The following table summarizes the Net Operating Income generated from property operations for each period (in thousands):

                                                 HOMESTEAD OTHER NON-
                                     MULTIFAMILY  VILLAGE  MULTIFAMILY  TOTAL
                                     ----------- --------- ----------- --------
   Net Operating Income--Six Months
    Ended June 30, 1997(1).........    $99,547        --     $1,704    $101,251
   Net Operating Income--Six Months
    Ended June 30, 1996(1).........     84,519      7,555     1,474      93,548
                                       -------    -------    ------    --------
   Increase (decrease).............    $15,028    $(7,555)   $  230    $  7,703
                                       =======    =======    ======    ========

--------
(1) Net Operating Income is defined as rental revenues less rental expenses, real estate taxes and property management fees.

  At June 30, 1997, multifamily investments comprised 99.2% of PTR's total real estate portfolio, based on total expected investment. The overall $15.0 million increase in Net Operating Income from PTR's multifamily communities for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 was attributable to a $20.8 million increase in rental revenues partially offset by a $5.8 million increase in rental expenses, real estate taxes and property management fees ("Operating Expenses"). The $20.8 million increase in rental revenues from $138.8 million for the six months ended June 30, 1996 to $159.6 million for the six months ended June 30, 1997 was primarily attributable to increases in rental revenues generated by existing multifamily communities, increased investments in newer markets such as California, and dispositions in markets with lower rental rates such as Tucson and Phoenix. Similarly, the $5.8 million increase in Operating Expenses from $54.3 million for the six months ended June 30, 1996 to $60.1 million for the six months ended June 30, 1997 is attributable primarily to higher operating costs in new markets and increases in Operating Expenses associated with existing multifamily communities. Even with these higher operating costs, PTR's multifamily net operating income as a percentage of rental revenues increased from 60.8% in 1996 to 62.4% in 1997 due to the significant revenue increases. Additional information for these communities is presented below under "Same Store Communities".

  PTR categorizes operating multifamily communities (which include all communities not under development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized," a community is considered "pre-stabilized." Approximately 75.6% and 82.8% of PTR's operating multifamily portfolio was classified as stabilized as of June 30, 1997 and 1996, respectively, based on total expected investment.

  The $7.6 million in Homestead Village Net Operating Income shown for the six months ended June 30, 1996 resulted from rental revenues aggregating $14.9 million offset by Operating Expenses aggregating $7.3 million generated from 26 properties operating as of June 30, 1996. The decrease in Net Operating Income related to the Homestead Village(R) properties in the six months ended June 30, 1997 is entirely due to the contribution of all properties to Homestead, a newly formed company, on October 17, 1996.

 Same Store Communities

  The following table illustrates selected quarterly and year-to-date performance data for PTR's communities which were fully operational in comparable periods of 1996 and 1997 ("same store communities") followed by selected same store community information by region and market:

                                          FULLY OPERATIONAL  FULLY OPERATIONAL
                                            COMMUNITIES ON     COMMUNITIES ON
                                            APRIL 1, 1996     JANUARY 1, 1996
                                          ------------------ ------------------
PORTFOLIO (DOLLAR AMOUNTS IN THOUSANDS):
  Communities...........................             75                 72
  Units.................................         23,109             21,878
  Total expected investment(1)..........       $936,374           $882,689
  % of total PTR portfolio(2)...........          37.52%             35.37%
                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                            1997 VS. 1996      1997 VS. 1996
                                          ------------------ ------------------
OPERATING PERFORMANCE:
  Collections growth(3).................           2.88%              2.30%
  Property Operating Expense growth.....           2.64%              2.22%
  Net Operating Income growth...........           3.03%              2.36%
                                          THREE MONTHS ENDED THREE MONTHS ENDED
                                            JUNE 30, 1997      JUNE 30, 1996
                                          ------------------ ------------------
SUMMARY INFORMATION ON APRIL 1, 1996
 SAME STORE COMMUNITIES (IN ACTUAL
 DOLLARS):
  Average physical occupancy............          94.33%             94.28%
  Property operating expense ratio(4)...          38.85%             38.94%
  Average rental rate per unit(5).......       $    636           $    610
  Recurring capital expenditures per
   unit.................................       $     92           $     72

--------
  See notes following next table.

                         AVERAGE PHYSICAL
                            OCCUPANCY%
                           THREE MONTHS                         4/1/96 SAME
                               ENDED         COLLECTIONS GROWTH    STORE     TOTAL PTR
                             JUNE 30,           THREE MONTHS    COMMUNITIES% PORTFOLIO%
                         ------------------    ENDED JUNE 30,    BY MARKET       BY
MARKET DISTRIBUTION        1997      1996     1997 VS. 1996(3)      (2)      MARKET(2)
-------------------      --------  --------  ------------------ ------------ ----------
CENTRAL REGION:
  Austin................    93.38%    93.57%        4.31%            1.82%       2.88%
  Dallas................    93.25     96.87        (1.83)            1.57        2.86
  Denver................    96.23     95.41         4.09             9.32        5.12
  El Paso...............    92.52     94.71        (2.15)            7.68        3.38
  Houston...............    95.29     96.34         2.50             7.18        5.11
  San Antonio...........    94.88     92.49         4.58             9.57        5.25
                         --------  --------        -----           ------      ------
  CENTRAL REGION
   SUBTOTAL.............    94.48%    94.54%        2.35%           37.14%      24.60%
                         --------  --------        -----           ------      ------
NORTHWEST REGION:
  Portland..............    95.63%    93.60%        6.86%            4.13%       5.48%
  Salt Lake City........    95.45     93.99         7.00             3.88        4.49
  Seattle...............    96.72     94.74        11.13             6.97        8.86
                         --------  --------        -----           ------      ------
  NORTHWEST REGION
   SUBTOTAL.............    96.05%    94.22%        8.86%           14.98%      18.83%
                         --------  --------        -----           ------      ------
WEST REGION:
  Albuquerque...........    92.95%    95.30%       (4.80)%           4.89%       5.28%
  Las Vegas.............    93.15     95.10        (0.38)           10.65        3.99
  Phoenix...............    94.11     94.37         0.93            15.40       10.92
  Northern California...    93.73     96.48         8.19             4.16       14.02
  Southern California...    93.66     89.39         7.29             8.35       17.74
  Tucson................    90.73     93.46        (0.67)            1.55        1.62
                         --------  --------        -----           ------      ------
  WEST REGION SUBTOTAL..    93.47%    93.92%        1.53%           45.00%      53.57%
                         --------  --------        -----           ------      ------
Other Markets...........    95.91%    95.55%        1.64%            2.88%       3.00%
                         --------  --------        -----           ------      ------
Totals..................    94.33%    94.28%        2.88%          100.00%     100.00%
                         ========  ========        =====           ======      ======
Same store communities
 as a percentage
 of total PTR portfolio.                                            37.52%
                                                                   ======

--------
(1) Represents cost, including budgeted renovations.
(2) Based on total expected investment as of June 30, 1997.
(3) Represents percentage growth in rental revenues, net of vacancies, bad debts and concessions.
(4)  Represents Operating Expenses as a percentage of rental revenues.
(5) Represents weighted-average monthly "asking rents" during each period.

 Homestead Interest and Homestead Notes

  Through June 30, 1997, PTR had funded $142.4 million of its $198.8 million Homestead funding commitment of which $41.3 million was funded during the six months ended June 30, 1997. This leaves a remaining commitment under the funding commitment agreement of approximately $56.4 million, which will be provided to Homestead throughout the remainder of 1997 and early 1998 to fund developments as needed on development properties contributed by PTR.

  During the six months ended June 30, 1997, PTR recorded $7.0 million in interest income ($6.4 million for purposes of calculating funds from operations) from the Homestead Notes. PTR deducts from net earnings the interest income related to the amortization of discounts and warrant-related deferred revenue in calculating funds from operations. Homestead interest income is expected to increase in future periods as PTR continues to fund Homestead's development activity up to its $198.8 million funding commitment.

  Upon full funding, PTR will have funded $198.8 million in exchange for Homestead Notes having a face amount of $221.3 million. The Homestead Notes are convertible into Homestead common stock after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 19.2 million shares of Homestead common stock at full funding. Under these assumptions and using the trading price of Homestead common stock at June 30, 1997 of $17.875, PTR's ownership would result in the following incremental value per PTR Common Share at June 30, 1997 (in thousands, except per share amounts:)

      Homestead common stock price...................................  $ 17.875
      Conversion price...............................................    11.500
                                                                       --------
          Incremental value per share of Homestead common stock......  $  6.375
        Shares of Homestead common stock upon conversion (at full
         funding)....................................................    19,246
                                                                       --------
          Total incremental value from conversion....................  $122,693
        PTR Common Shares outstanding................................    79,376
                                                                       --------
          Assumed incremental value per PTR Common Share.............  $   1.55
                                                                       ========

  Upon full funding of the Homestead Notes by PTR and Security Capital Atlantic Incorporated ("ATLANTIC"), PTR's conversion rights would represent a 34.7% ownership interest in Homestead. This ownership interest assumes no further equity offerings by Homestead, conversion of all Homestead Notes by PTR and ATLANTIC and exercise of all outstanding Homestead warrants.

 Depreciation Expense

  The increase in depreciation expense resulted primarily from the increase in the number of operating communities partially offset by dispositions, including those related to the contribution of assets to Homestead on October 17, 1996.

 Interest Expense

  The following table summarizes PTR's interest expense (in thousands):

                                                      SIX MONTHS    SIX MONTHS
                                                         ENDED         ENDED
                                                     JUNE 30, 1997 JUNE 30, 1996
                                                     ------------- -------------
      Credit facilities.............................    $ 7,298       $ 4,203
      Long-Term Debt................................     22,581        11,114
      Mortgages payable.............................      8,631         5,969
      Capitalized interest..........................     (8,751)       (7,509)
                                                        -------       -------
        Total interest expense......................    $29,759       $13,777
                                                        =======       =======

  Interest expense on PTR's credit facilities increased $3.1 million (73.6%) resulting primarily from higher average outstanding balances. Average borrowings on the line of credit were approximately $117.2 millon (with an average effective interest rate of 8.3%) during the six months ended June 30, 1997, as compared to average borrowings of approximately $94.2 million (with an average effective interest rate of 7.55%) for the same period in 1996.

  Interest expense on PTR's Long-Term Debt increased $11.5 million (103.2%) for the six month period ended June 30, 1997 as compared to the same period in 1996. The increase is primarily attributable to the issuance of $380 million of Long-Term Debt during the year-ended December 31, 1996 and $50 million of Long-Term Debt in March 1997.

  Mortgage interest expense increased approximately $2.7 million (44.6%) for the six months ended June 30, 1997 as compared with the same period in 1996. This increase is the result of additional weighted-average debt outstanding due to mortgage assumptions related to community acquisitions which were partially offset by prepayments during 1996 and 1997.

  The increase in interest costs were partially offset by an increase of approximately $1.2 million (16.5%) in capitalized interest. The increase in capitalized interest is attributable to higher levels of multifamily development activity for the six months ended June 30, 1997 as compared to the same period in 1996.

 REIT Management Fee Paid to Affiliate

  The REIT Management fee paid by PTR decreased by approximately 17.3% during the six months ended June 30, 1997 as compared to the same period in 1996. This decrease is primarily attributable to an overall increase in the assumed principal amortization and interest on Long-Term Debt for purposes of the fee calculation, coupled with the fact that interest income on the Homestead Notes has been excluded from the calculation of the fee in accordance with the terms of the agreement. In the future, to the extent that PTR completes additional Long-Term Debt offerings and nonconvertible preferred share financing and as additional fundings of the Homestead Notes occur, the REIT Management fee will continue to decline in proportion to PTR's earnings from operations.

  On June 10, 1997, the Board extended the term of the REIT Management Agreement through the earlier of (i) the date of the consummation of the proposed merger described below, or (ii) the regularly scheduled Board meeting in the fourth quarter of 1997. See "Liquidity and Capital Resources--Proposed Merger Transaction and Related Rights Offering" for information regarding a
(i) proposed merger transaction whereby PTR would acquire the operations and businesses of the REIT Manager and SCG Realty Services in exchange for Common Shares and (ii) related rights offering.

 Gains and Provision for Possible Loss on Investments

  As a result of PTR's asset optimization strategy, PTR disposed of 23 multifamily communities, one industrial building and two parcels of land during the six months ended June 30, 1997, representing gross proceeds of $249.8 million. As of June 30, 1997, PTR held a portion of the 1997 disposition proceeds aggregating $19.7 million in an interest bearing escrow account, pending acquisition of other multifamily communities to complete the tax-deferred exchange. During the six months ended June 30, 1996, PTR disposed of six multifamily communities, one parcel of land and one industrial building representing gross proceeds of $87.8 million. The proceeds from the 1996 and 1997 dispositions have been or will be redeployed into other multifamily communities that in PTR's view offer better long-term cash flow growth prospects. For financial reporting purposes, however, the transactions qualified for profit recognition, and aggregate gains of $37.2 million and $8.1 million, were recorded for the six months ended June 30, 1997 and 1996, respectively.

  As part of PTR's asset optimization strategy, six multifamily communities and five parcels of land and one industrial building were held for disposition as of June 30, 1997. The aggregate carrying value of properties held for disposition was approximately $79.0 million at June 30, 1997. Subject to normal closing risks, PTR expects to complete the disposition of these communities during 1997 and early 1998 and redeploy the net proceeds from such dispositions, where appropriate, through tax-deferred exchanges, into the acquisition of multifamily communities.

 Three Month Period Ended June 30, 1997 and 1996

  Revenues and expenses for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the six months ended June 30, 1997 and 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

  PTR considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be adequate to meet PTR's operating and capital investment requirements as well as its Homestead funding obligation and shareholder distribution requirements.

 Operating Activities

  Net cash flow provided by operating activities increased by $10.0 million (16.6%) for the six months ended June 30, 1997 as compared to the same period in 1996. This increase was due primarily to increased cash generated by multifamily communities and reduced cash outflows for operating assets and liabilities resulting from timing differences.

 Investing and Financing Activities

  During the six months ended June 30, 1997 and 1996, PTR invested cash of $371.3 and $284.0 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "Overview" above. The $371.3 million invested in real estate and $41.3 million in fundings of Homestead Notes during the six months ended June 30, 1997 were financed primarily from $224.5 million in net proceeds from property dispositions (excluding $19.7 million held in escrow pending tax-deferred exchanges), and borrowings under PTR's credit facilities which were partially repaid from proceeds related to PTR's $50 million offering of Long-Term Debt issued in March 1997 and $54.3 million in net proceeds from the sale of 2,500,000 Common Shares in June 1997. The $284.0 million invested during the six months ended June 30, 1996 was financed primarily from $85.7 million in net proceeds from property dispositions and borrowings under PTR's credit facilities which were partially repaid from proceeds related to PTR's $150 million offering of Long-Term Debt issued in February 1996. Total mortgage debt assumed during 1997 in connection with community acquisitions aggregated $82.8 million.

  Other significant financing activity included the payment of $59.5 million and $57.6 million in Common and Preferred Share distributions for the six months ended June 30, 1997 and 1996, respectively. The increase is primarily attributable to a 4.8% increase in the distributions paid per Common Share. Preferred Share dividends decreased approximately $2.9 million during the respective periods as a result of conversion of Series A Preferred Shares to Common Shares which resulted in increased Common Share distributions. PTR prepaid mortgages due to community acquisitions of $19.9 million and $25.8 million for the six months ended June 30, 1997 and 1996, respectively.

 Borrowings

  PTR has a $350 million unsecured revolving line of credit with approximately $115.3 million of borrowings outstanding as of August 13, 1997. The line of credit matures August 1999 and may be extended annually for an additional year with the approval of the Lenders. The LIBOR spread was reduced from 1.125% to 0.75% on the line of credit effective August 13, 1997. The aggregate amount of borrowings outstanding under all of PTR's credit facilities as of August 13, 1997 was $215.3 million.

  See "Item 1. Financial Statements, Note 4, Borrowings" for additional information regarding credit availability, outstanding debt balances, interest rates, scheduled debt maturities and other terms.

 Commitments and Contingencies

  At June 30, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for new development communities with an estimated 6,602 multifamily units at a total development cost of approximately $612.7 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 328 additional operating multifamily units with a total expected investment of $17.5 million, including budgeted renovations. At June 30, 1997, PTR had unfunded development commitments for developments under construction of $180.4 million. For a description of unfunded commitments in connection with the Homestead Notes see "--Results of Operations--Homestead Interest and Homestead Notes."

  PTR expects to finance these activities and other future investment and operating needs with cash on hand, borrowings under its credit facilities and disposition proceeds from its asset optimization strategy, prior to arranging long-term capital. The credit facilities should facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. Other sources of future liquidity and financial flexibility include $203.3 million (at August 6, 1997 assuming the rights offering described below is fully subscribed) in shelf-registered securities which can be issued on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 37.7% at June 30, 1997, provides considerable flexibility with respect to its ability to finance its investment activities.

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

 Distributions

  PTR paid first and second quarter 1997 distributions of $0.325 per Common Share on February 20 and May 29, 1997. On July 21, 1997, the Board declared a cash distribution of $0.325 per Common Share, payable on August 27, 1997, to shareholders of record on August 13, 1997. On March 31 and June 30, 1997, PTR paid quarterly dividends on the Series A Preferred Shares of $0.4377425 per share and quarterly dividends on its Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series B Preferred Shares") of $0.5625 per share.

 Proposed Merger Transaction and Related Rights Offering

  On August 5, 1997, the Securities and Exchange Commission declared effective a registration statement filed by Security Capital relating to warrants to purchase Class B common stock of Security Capital, and containing PTR's proxy statement relating to a proposed merger transaction whereby PTR would acquire the operations and businesses of the REIT Manager and SCG Realty Services valued at approximately $75.8 million in exchange for Common Shares. The $75.8 million value was based on a three-year discounted analysis of net operating income prepared by Security Capital and revised after negotiation with a special committee comprised of independent Trustees (the "Special Committee"). The number of Common Shares issuable to Security Capital was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining PTR's common shareholders entitled to vote on the proposed merger). As a result of the transaction, PTR would become an internally managed REIT and Security Capital would remain PTR's largest shareholder (34% ownership at August 6, 1997). The Board of Trustees (the "Board") approved the proposed merger transaction based on the recommendation of the Special Committee. The proposed merger transaction requires the approval of a two-thirds majority of PTR's outstanding Common Shares. PTR's proxy statement was mailed to PTR's common shareholders and a meeting of PTR's common shareholders to vote on the proposed merger is scheduled to be held on September 8, 1997. Assuming that the market value of the Common Shares issued to Security Capital on the transaction date is $75.8 million, approximately $3.1 million will be allocated to the net tangible assets acquired and the $72.7 million difference will be accounted for as costs incurred in acquiring the management companies from a related party since the management companies do not qualify as "businesses" for purposes of applying APB Opinion No. 16, "Business Combinations." Upon consummation of the merger, this expense will be recorded as an operating expense on PTR's statement of earnings, however, PTR will not deduct this expense for purposes of calculating funds from operations, due to the non-recurring and non-cash nature of the expense.

  In addition, subject to and after the closing of the proposed merger and after the closing of the rights offering described below, Security Capital will issue warrants pro rata to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital), to acquire shares of Class B common stock of Security Capital having an aggregate subscription price at the time of issuance of approximately $102 million. The number of shares of Class B common stock subject to the warrants will be based on the closing price of such shares on the date the warrants are issued to a warrant distribution agent for subsequent distribution to the holders of Common Shares and Series A Preferred Shares. The warrants will have a term of one year. Security Capital is issuing the warrants to induce PTR common shareholders to vote in favor of the proposed merger and to raise additional equity capital at a relatively low cost in addition to other benefits.

  On August 6, 1997, PTR commenced a rights offering to subscribe for and purchase 7,433,433 Common Shares at a price of $21 13/16 per share (the "Subscription Price"). PTR's common shareholders of record on August 6, 1997 will receive a dividend of one right for each Common Share held. Seven rights entitle the holder to purchase one Common Share at the Subscription Price. The rights are transferable and will expire on September 9, 1997. The offering is designed to allow PTR common shareholders (other than Security Capital) the opportunity to maintain their relative ownership in PTR by purchasing additional Common Shares at a price which is below the price at which Security Capital is receiving Common Shares in the proposed merger. The funds from the rights offering will be used to repay borrowings under certain credit facilities of PTR.

 Funds From Operations

  Funds from operations is defined as net earnings computed in accordance with generally accepted accounting principles (GAAP), excluding gains (or losses) from real estate transactions, provisions for possible losses, extraordinary items, significant non-recurring items and real estate depreciation. PTR believes that funds from operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of PTR to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by PTR, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REIT's which do not compute funds from operations in a manner consistent with PTR. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds from operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are described above under "Distributions".

  In 1996, PTR contributed its Homestead Village extended-stay lodging assets to Homestead. Management believes that funds from operations for the six months ended June 30, 1996 should be adjusted to reflect the effects of the Homestead transaction to provide a more meaningful comparison to the historical 1997 results. Accordingly, pro forma funds from operations for the six months ended June 30, 1996 has been calculated as if the Homestead transaction had occurred on January 1, 1996. The funds from operations information is unaudited and the pro forma funds from operations is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1996.

  Funds from operations and pro forma funds from operations (1996) are as follows (amounts in thousands):

                                             FOR THE THREE      FOR THE SIX
                                             MONTHS ENDED      MONTHS ENDED
                                               JUNE 30,          JUNE 30,
                                            ----------------  ----------------
                                             1997     1996     1997     1996
                                            -------  -------  -------  -------
Net earnings attributable to Common
 Shares...................................  $30,132  $22,366  $70,708  $41,821
Add (Deduct):
  Real Estate Depreciation................   12,639   10,624   24,688   21,242
  Provision for Possible Loss on
   Investments............................      --       --     1,500      --
  Gain on disposition of investments, net.  (11,872)  (5,160) (37,207)  (8,083)
  Extraordinary item-loss on early
   extinguishment of debt, net............      --       837      --       837
  Amortization related to Homestead Notes.     (283)     --      (528)     --
                                            -------  -------  -------  -------
Historical funds from operations
 attributable to Common Shares............   30,616   28,667   59,161   55,817
Add (deduct) pro forma adjustments
 relating to the contribution of Homestead
 Assets:
  Reduction in revenues and operating
   expenses(1)............................      --    (4,294)     --    (7,555)
  Increase in interest income(2)..........      --     1,200      --     2,023
  Increase in interest expense(3).........      --      (123)     --      (289)
  Reduction in capitalized interest(4)....      --      (603)     --    (1,178)
  REIT Management fee effect(5)...........      --       806      --     1,447
  Other...................................      --       (14)     --         8
                                            -------  -------  -------  -------
    Total pro forma adjustments...........      --    (3,028)     --    (5,544)
                                            -------  -------  -------  -------
Funds from operations attributable to
 Common Shares
 (Pro forma for 1996).....................  $30,616  $25,639  $59,161  $50,273
                                            =======  =======  =======  =======
Weighted-average Common Shares
 outstanding..............................   77,398   72,223   76,639   72,217
                                            =======  =======  =======  =======

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

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  At the annual shareholders meeting held June 10, 1997, shareholders elected the following Trustees to office:

                                                              COMMON    COMMON
                                                            SHARES IN   SHARES
                                                              FAVOR     AGAINST
                                                            ---------- ---------
      Calvin K. Kessler.................................... 69,895,066   239,502
      James H. Polk III.................................... 69,889,340   245,228
      John C. Schweitzer................................... 69,917,142   217,426
      James A. Cardwell.................................... 64,730,296 5,404,272
      John T. Kelley III................................... 64,746,702 5,387,866
      William G. Myers..................................... 69,893,023   241,545
      C. Ronald Blankenship................................ 69,915,586   218,982

  Additionally, shareholders approved the 1996 Share Option Plan for Outside Trustees, with 67,700,643 Common Shares voted in favor and 1,769,500 Common Shares voted against.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     12   -- Statement regarding Computation of Ratio of Earnings to Fixed
             Charges.
     15   -- Letter from KPMG Peat Marwick LLP dated August 14, 1997 regarding unaudited financial information.
     27   -- Financial Data Schedule

  (b) Reports on Form 8-K:

            DATE                ITEM REPORTED                      FINANCIAL STATEMENTS
            ----                -------------                      --------------------
        May 29, 1997            Item 5, Item 7                             No

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Security Capital Pacific Trust


                                                 /s/ Bryan J. Flanagan
                                          _____________________________________
                                                    Bryan J. Flanagan
                                                  Senior Vice President
                                              (Principal Financial Officer)

                                                   /s/ Ash K. Atwood
                                          _____________________________________
                                                     Ash K. Atwood,
                                             Vice President & Co-Controller
                                             (Principal Accounting Officer)

Date: August 14, 1997