Form 10-Q
period 1997-09-30
SECURITY CAPITAL PACIFIC TRUST
filed 1997-11-14
CIK 80737

UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                        7670 SOUTH CHESTER STREET, 80112
                         ENGLEWOOD, COLORADO (ZIP CODE)
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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


                                    Yes X No

     The number of shares outstanding of the Registrant's common stock as of
                        November 4, 1997 was 92,504,044.

                                         SECURITY CAPITAL PACIFIC TRUST

                                                       INDEX


                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                        --------
PART I.       Condensed Financial Information

  Item 1.     Financial Statements
              Condensed Balance Sheets--September 30, 1997 (unaudited) and December 31, 1996                3
              Condensed Statements of Operations--Three and nine months ended September 30,
              1997 and 1996  (unaudited)...............................................................     4
              Condensed Statement of Shareholders' Equity--Nine months ended September 30, 1997
              (unaudited)..............................................................................     5
              Condensed Statements of Cash Flows--Nine  months ended September 30, 1997
              and 1996  (unaudited)....................................................................     6
              Notes to Condensed Financial Statements (unaudited)......................................     7
              Independent Auditors' Review Report......................................................    16

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................................    17

PART II.      Other Information

  Item 4.     Submission of Matters to a Vote of Securities Holders....................................    29
  Item 6.     Exhibits and Reports on Form 8-K.........................................................    29


                                            SECURITY CAPITAL PACIFIC TRUST

                                               CONDENSED BALANCE SHEETS

                                          (IN THOUSANDS, EXCEPT SHARE DATA)






                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                        ASSETS                                              1997             1996
                                                                                       -------------   --------------
                                                                                         (UNAUDITED)
Real estate  ..........................................................................$   2,465,625   $   2,153,363
Less accumulated depreciation..........................................................      115,613          97,574
                                                                                       -------------   --------------
                                                                                           2,350,012       2,055,789
Homestead Notes........................................................................      279,092         176,304
Other mortgage notes receivable........................................................       15,845          13,525
                                                                                       -------------   --------------
             Net investments...........................................................    2,644,949       2,245,618
Cash and cash equivalents..............................................................        6,172           5,601
Restricted cash in tax-deferred exchange escrow........................................       22,960              42
Accounts receivable and accrued interest...............................................       11,729           4,157
Other assets...........................................................................       32,314          27,014
                                                                                       -------------   --------------
             Total assets.............................................................. $  2,718,124   $   2,282,432
                                                                                       =============   ==============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Credit facilities.................................................................  $    99,433    $    110,200
     Long-Term Debt....................................................................      630,000         580,000
     Mortgages payable.................................................................      283,254         217,188
     Distributions payable.............................................................           --          24,537
     Accounts payable..................................................................       31,634          22,782
     Accrued expenses and other liabilities............................................       63,986          60,217
                                                                                       -------------   --------------
             Total liabilities.........................................................    1,108,307       1,014,924
                                                                                       -------------   --------------
Shareholders' equity:
     Series A Preferred Shares (5,517,199 convertible shares in 1997 and 6,494,967
          in 1996; stated liquidation preference of $25 per share).....................      137,930         162,374
     Series B Preferred Shares (4,200,000 shares issued; stated liquidation
          preference of $25 per share).................................................      105,000         105,000
     Common Shares (shares issued--92,481,177 in 1997 and 75,510,986 in................
     1996). ...........................................................................       92,481          75,511
     Additional paid-in capital........................................................    1,266,035         918,434
     Employee share purchase notes.....................................................      (17,100)             --
     Unrealized holding gain on Homestead Notes........................................      115,349          74,923
     Distributions in excess of net earnings...........................................      (89,878)        (68,734)
                                                                                       -------------   --------------
             Total shareholders' equity................................................    1,609,817       1,267,508
                                                                                       -------------   --------------
             Total liabilities and shareholders' equity................................$   2,718,124   $   2,282,432
                                                                                       =============   ==============


The  accompanying  notes  are  an  integral   part  of  the  condensed financial
                                  statements.

                                        SECURITY CAPITAL PACIFIC TRUST

                                      CONDENSED STATEMENTS OF OPERATIONS

                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                -------------------------   -----------------------

                                                                    1997         1996          1997        1996
                                                                -------------  ----------    ---------   ----------
Revenues:
     Rental revenues........................................... $      85,760  $   84,802    $ 247,122   $  240,102
     Interest income on Homestead Notes........................         4,430          --       11,404           --
     Other income..............................................           686         590        2,024        1,589
                                                                -------------  ----------    ---------   ----------
                                                                       90,876      85,392      260,550      241,691
                                                                -------------  ----------    ---------   ----------
Expenses:
     Rental expenses...........................................        22,484      24,972       62,711       67,001
     Real estate taxes.........................................         7,135       6,594       21,059       19,953
     Property management fees:
          Paid to affiliate....................................         2,139       2,960        7,642        8,788
          Paid to third parties................................           194         267          651          803
     Depreciation on real estate investments...................        13,364      10,987       38,052       32,230
     Interest..................................................        15,943       8,624       45,702       22,401
     REIT management fee paid to affiliate.....................         3,717       5,866       13,040       17,145
     General and administrative................................           723         264        1,311          770
       Administrative services fee paid to affiliate...........           228          --          228           --
     Costs incurred in acquiring management companies
        from an affliliate.....................................        71,707          --       71,707           --
     Other.....................................................            99         140        1,963          501
                                                                -------------  ----------    ---------   ----------
                                                                      137,733      60,674      264,066      169,592
                                                                -------------  ----------    ---------   ----------
Earnings (loss) from operations................................       (46,857)     24,718       (3,516)      72,099
        Gain on disposition of investments, net................        10,723      25,257       47,930       33,340
                                                                -------------  ----------    ---------   ----------
Net earnings (loss) before extraordinary item..................       (36,134)     49,975       44,414      105,439
        Less extraordinary item--loss on early extinguishment
          of debt..............................................            --          --            --         870
                                                                -------------  ----------    ---------   ----------
Net earnings (loss)............................................       (36,134)     49,975       44,414      104,569

        Less Preferred Share dividends.........................         4,785       6,182       14,625       18,956
                                                                -------------  ----------    ---------   ----------
Net earnings (loss) attributable to Common Shares.............. $     (40,919) $   43,793     $ 29,789   $   85,613

Weighted-average Common Shares outstanding.....................        81,506      72,628       78,280       72,355
                                                                =============  ==========    =========   ==========

Per Common Share amounts:
     Primary................................................... $      (0.50) $      0.60  $      0.38 $       1.18
                                                                =============  ==========    =========   ==========
     Fully diluted............................................. $      (0.50) $      0.57  $      0.38 $       1.18
                                                                =============  ==========    =========   ==========
        Distributions paid..................................... $       0.32  $      0.31  $     0.975 $       0.93
                                                                =============  ==========    =========   ==========







     The accompanying notes are an integral part of the condensed financial statements.

                                       SECURITY CAPITAL PACIFIC TRUST

                                 CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                                     NINE MONTHS ENDED SEPTEMBER 30, 1997

                                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                                 (UNAUDITED)




                                    SHARES OF BENEFICIAL
                                  ------------------------
                                  INTEREST, $1.00 PAR VALUE
                                  -------------------------

                                   SERIES A    SERIES B
                                   PREFERRED   PREFERRED
                                   SHARES AT   SHARES AT     COMMON                  EMPLOYEE
                                   AGGREGATE   AGGREGATE     SHARES    ADDITIONAL     SHARE     UNREALIZED  DISTRIBUTIONS
                                  LIQUIDATION LIQUIDATION    AT PAR      PAID-IN     PURCHASE     HOLDING   IN EXCESS OF
                                  PREFERENCE  PREFERENCE     VALUE      CAPITAL      NOTES         GAINS    NET EARNINGS     TOTAL
                                  ---------   ---------    ---------  ----------  -----------  -----------  ------------  ----------
Balances at January 1, 1997....  $ 162,374   $ 105,000    $  75,511  $  918,434  $       --   $   74,923    $  (68,734)  $1,267,508

    Net earnings...............        --           --           --          --           --          --        44,414       44,414
    Shareholder distributions..        --           --           --          --           --          --       (65,558)     (65,558)
        Issuance of shares to
          affiliate............        --           --        3,296      68,780           --          --                     72,076
    Sale of shares, net of
          expenses.............        --            --      11,420     236,956           --          --            --      248,376
        Shares issued  under
            employee share
            purchase plan......        --            --         813      17,109       (17,100)        --            --          822
    Conversion  of  977,768
        Series A Preferred
        Shares into 1,316,909
           Common Shares.......   (24,444)           --       1,317      23,127           --          --            --           --
    Change in unrealized holding
      gain on Homestead Notes..        --            --          --          --           --      40,426            --       40,426

    Exercise of warrants and
      options..................        --            --         124       1,629           --          --            --        1,753
                                 ---------     ---------  ---------  ----------  ------------ ----------  -------------  -----------
Balances at September  30,
  1997.........................  $ 137,930     $ 105,000  $  92,481  $1,266,035  $   (17,100) $  115,349  $    (89,878)  $1,609,817
                                 =========     =========  =========  ==========  ============ ==========  =============  ===========






















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

                                            SECURITY CAPITAL PACIFIC TRUST
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       -------------------------

                                                                                          1997         1996
                                                                                       ------------  -----------
Operating activities:
     Net earnings..................................................................... $     44,414   $ 104,569
     Adjustments to reconcile net earnings to net cash flow provided by operating activities:...................................................................
          Depreciation and amortization...............................................       39,334      33,658
          Gain on disposition of investments, net.....................................      (47,930)    (33,340)
          Provision for possible loss on investments..................................        1,500         --
          Costs incurred in acquiring management companies from an affiliate..........       71,707         --
     Change in accounts payable.......................................................        1,097      (2,261)
     Change in accrued expenses and other liabilities.................................        3,771         784
     Change in other operating assets.................................................      (12,225)     (6,822)
                                                                                       ------------  -----------
          Net cash flow provided by operating activities..............................      101,668      96,588
                                                                                       ------------  -----------
Investing activities:
     Real estate investments..........................................................    (468,720)    (462,412)
     Change in tax-deferred exchange escrow...........................................     (22,918)     (13,503)
     Funding of Homestead Notes.......................................................     (61,250)         --
     Advances on other mortgage notes receivable......................................      (3,763)         --
     Principal repayments on other mortgage notes receivable..........................       1,443        1,450
     Gross proceeds from dispositions.................................................     290,516      186,000
     Closing costs related to dispositions............................................      (6,325)      (3,510)
                                                                                       ------------  -----------
          Net cash flow used in investing activities..................................    (271,017)    (291,975)
                                                                                       ------------  -----------
Financing activities:
     Proceeds from Long-Term Debt.....................................................      50,000      250,000
     Debt issuance costs incurred.....................................................      (1,424)      (3,123)
     Prepayment of mortgages payable due to community dispositions....................     (26,543)     (25,845)
     Regularly scheduled principal payments on mortgages payable......................      (2,225)      (1,461)
     Proceeds from credit facilities..................................................     884,782      353,235
     Principal payments on credit facilities..........................................    (895,549)    (310,885)
     Proceeds from sale of Common Shares, net.........................................     249,223          --
     Cash distributions paid on Common Shares.........................................     (75,472)     (67,325)
     Cash dividends paid on Preferred Shares..........................................     (14,625)     (18,956)
     Proceeds from exercise of warrants and options...................................       1,753           --
                                                                                       ------------  -----------
          Net cash flow provided by financing activities..............................     169,920      175,640
                                                                                       ------------  -----------
Net change in cash and cash equivalents...............................................         571      (19,747)
Cash and cash equivalents at beginning of period......................................       5,601       26,919
                                                                                       ------------  -----------
Cash and cash equivalents at end of period............................................ $     6,172   $    7,172
                                                                                       ============  ===========

Non-cash investing and financing activities:
     Market value of Common Shares issued to affiliate in Merger...................... $     73,326  $       --
     Market value of tangible net assets acquired from affiliate in Merger............ $      1,619  $       --
     Notes received for Common Shares issued under Long-term Incentive Plan .......... $     17,100  $       --
     Assumption of mortgages payable upon purchase of multifamily communities......... $     94,834  $   88,711
     Series A Preferred Shares converted to Common Shares............................. $     24,444  $   12,425
     Change in unrealized holding gain on Homestead Notes............................. $     40,426  $       --

     The accompanying notes are an integral part of the condensed financial statements.

                    SECURITY CAPITAL PACIFIC TRUST

               NOTES TO CONDENSED FINANCIAL STATEMENTS


                    SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED)

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

     The accounts of PTR, its majority-owned subsidiaries and PTR Development Services Incorporated are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

   RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

   PER SHARE DATA

     Primary earnings per share is computed based on the weighted average number of common shares of beneficial interest, par value $1.00 per share ("Common Share(s)"), outstanding. Fully diluted earnings per Common Share is calculated from the weighted average Common Shares outstanding plus the Common Shares that would be outstanding assuming conversion of the weighted average number of outstanding cumulative convertible Series A Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares") and outstanding stock options using the treasury stock method. For purposes of the fully diluted earnings per share calculation, dividends on the Series A Preferred Shares are added back to net earnings attributable to Common Shares.

     PTR will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, which changes the method used to compute earnings per share, in the fourth quarter of 1997. The impact of SFAS No. 128, which will be applied retroactively, on the calculation of PTR's earnings per share is not expected to be material.

                                    SECURITY CAPITAL PACIFIC TRUST

(2) REAL ESTATE

   INVESTMENTS

         Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                     SEPTEMBER 30, 1997                DECEMBER 31, 1996
                                                                 -----------------------------   ----------------------------

                                                                 INVESTMENT          UNITS        INVESTMENT         UNITS
                                                                 -------------   -------------    -------------    -------------
     Multifamily:
          Operating communities.................................. $ 2,121,365           42,184   $   1,861,561         42,702
          Communities under construction (1).....................     233,148            5,480         186,710          5,479
          Development communities in planning (1) (2):
               Owned.............................................      53,191            3,502          64,685          4,921
               Under control (3).................................          --            7,250              --          6,041
                                                                 ------------    -------------   -------------    -----------
                    Total development communities in planning....      53,191           10,752          64,685         10,962

     Other land held.............................................      31,876               --          13,862             --
                                                                 ------------    -------------   -------------    -----------
                    Total multifamily............................   2,439,580           58,416       2,126,818         59,143
                                                                 ------------    =============   -------------    ===========
     Non-multifamily.............................................      26,045                           26,545
                                                                 ------------                    -------------
                    Total real estate............................ $ 2,465,625                    $   2,153,363
                                                                 ============                    =============

----------
(1) Unit information is based on management's estimates and has not been audited or reviewed by PTR's independent auditors.
(2) During the third quarter of 1997, PTR changed its definition of development communities in planning. In planning is now defined as developments for which construction is anticipated to commence within 36 months, rather than 12 months, as previously defined. This change was made due to the lengthy entitlement process required for new developments in many of PTR's markets. Accordingly, December 31, 1996 balances have been adjusted to give effect to this change in definition for comparison purposes.
(3) PTR's investment as of September 30, 1997 and December 31, 1996 for developments under control was $5.6 million and $2.0 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

     The change in investments in real estate, at cost, consisted of the following (in thousands):


            Balance at January 1, 1997.............................................    $  2,153,363
            Multifamily:
                 Acquisition and renovation expenditures...........................         395,517
                 Development expenditures, excluding land acquisitions.............         162,010
                 Acquisition and improvement of land held for development..........           6,044
                 Recurring capital expenditures....................................           6,464
                 Dispositions......................................................        (255,690)
                 Provisions for possible loss on investments.......................          (1,500)
                                                                                     --------------
            Net multifamily activity subtotal......................................       2,466,208
            Non-multifamily dispositions...........................................            (583)
                                                                                     --------------
            Balance at September 30, 1997..........................................   $   2,465,625
                                                                                     ==============



                       SECURITY CAPITAL PACIFIC TRUST

     At September 30, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for the development of an estimated 7,250 multifamily units with an aggregate estimated development cost of approximately $664.5 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 208 additional operating multifamily units with a total expected investment of $18.8 million, including planned renovations.

     At September 30, 1997, PTR had unfunded development commitments for developments under construction of $136.9 million.

GAINS ON DISPOSITIONS OF INVESTMENTS

     Each year, PTR formulates operating and capital plans based on an ongoing active review of PTR's portfolio. Based in part upon the market research purchased from Security Capital Real Estate Research Group Incorporated (a subsidiary of Security Capital Group Incorporated, PTR's principal shareholder ( "Security Capital Group")), and in an effort to optimize its portfolio composition, PTR may from time to time seek to dispose of assets that in management's view no longer meet PTR's long-term investment objectives. The proceeds from these selected dispositions are redeployed, typically through tax-deferred exchanges, into assets that in PTR's view offer better long-term cash flow growth prospects. As part of this asset optimization strategy, PTR disposed of 25 multifamily communities, one industrial building and two parcels of land during the nine months ended September 30, 1997, representing gross proceeds of $290.5 million, and disposed of 12 multifamily communities, one industrial building and one parcel of land during the nine months ended September 30, 1996, representing gross proceeds of $186.0 million. As of
September 30, 1997, PTR held a portion of the 1997 disposition proceeds aggregating $23.0 million in an interest bearing escrow account, pending acquisition of other multifamily communities to complete the tax-deferred exchange. For federal income tax purposes, the majority of the 1997 and 1996 dispositions were structured as tax-deferred exchanges which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition and aggregate gains of $47.9 million and $33.3 million were recorded for the nine months ended September 30, 1997 and 1996, respectively.

     As part of PTR's asset optimization strategy, ten multifamily communities and four parcels of land were held for disposition as of September 30, 1997. The aggregate carrying value of properties held for disposition was approximately $104.2 million at September 30, 1997. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Operating communities are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, PTR expects to complete the disposition of these properties during 1997 and 1998 and redeploy the net proceeds from such dispositions, where appropriate, through tax-deferred exchanges into the acquisition of multifamily communities. The property level earnings, after interest and depreciation, from communities held for disposition at September 30, 1997 which are included in PTR's earnings from operations for the nine months ended September 30, 1997 and 1996 were $5.8 million and $6.1 million, respectively.

(3) HOMESTEAD NOTES

     In addition to multifamily investment activity, PTR had developed and operated extended-stay lodging facilities under the Homestead Village name since 1992. On October 17, 1996, PTR contributed its Homestead Village properties to Homestead Village Incorporated ("Homestead"), a new publicly-traded company, in exchange for certain Homestead securities. As of the contribution date, the Homestead Village(R) properties constituted approximately 7.1% of PTR's total assets, at cost. The Homestead Village properties generated approximately 8.5% of PTR's net operating income (rental revenues less rental expenses, real estate taxes and property management fees) for the nine months ended September 30, 1996.

     During the nine month period ended September 30, 1997, PTR funded an additional $61.3 million under its $198.8 million commitment to provide development funding to Homestead in the form of convertible mortgage notes ("Homestead Notes"), resulting in a total amount funded of $162.4 million as of September 30, 1997.

                          SECURITY CAPITAL PACIFIC TRUST

     Following is a reconciliation of the Homestead Notes' components to the amount reflected in the accompanying Balance Sheet (in thousands):


                                                                       SEPTEMBER 30,
                                                                            1997
                                                                      ----------------
         Face amount of Homestead Notes.............................. $        180,820
         Original issue discount.....................................          (18,382)
                                                                      ----------------
         Amount funded...............................................          162,438
         Amortization of original issue discount.....................              791
         Conversion feature-initial value............................           12,736
         Unamortized discount on conversion feature..................          (12,222)
         Fair value adjustment.......................................          115,349
                                                                      ----------------
         Carrying value and fair value............................... $        279,092
                                                                      ================

     The Homestead Notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. Accordingly, fair value was calculated based upon the conversion value of the Homestead Notes using the trading price of Homestead common stock at September 30, 1997 of $17.75. The fair value adjustment is recognized as an unrealized gain in shareholders' equity. PTR will adopt SFAS No. 130, REPORTING COMPREHENSIVE INCOME in 1998. As a result of this pronouncement, PTR will report changes in the unrealized gain or loss ($115.3 million unrealized gain as of September 30, 1997) on the Homestead Notes as an element of comprehensive income.

     PTR expects to complete the funding of the remaining $36.4 million under its funding commitment in 1997 and early 1998.


(4) BORROWINGS

   CREDIT FACILITIES

     PTR has a $350 million unsecured revolving line of credit with Texas Commerce Bank, National Association ("TCB"), as agent for a group of financial institutions (collectively, the "Lenders"). The line matures in August 1999 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.5% at September 30, 1997) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR ( 5.6875% at September 30, 1997) plus 0.75% (6.4375% at September 30,
1997). The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.50% based upon the rating of PTR's long-term unsecured senior notes ("Long-Term Debt"). Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $280,000 and $294,000 for the nine months ended September 30, 1997 and 1996, respectively.

     A summary of PTR's line of credit borrowings is as follows (dollars in thousands):



                                                                         NINE MONTHS ENDED       YEAR ENDED
                                                                         SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                         -------------------  ------------------
            Total line of credit.......................................       $    350,000        $    350,000
            Borrowings outstanding at end of period....................             80,000              99,750
            Weighted-average daily borrowings..........................            116,470             112,248
            Maximum borrowings outstanding at any month end............            205,000             188,750
            Weighted-average daily nominal interest rate...............               6.8%                7.3%
            Weighted-average daily effective interest rate.............               8.5%                8.8%
            Weighted-average nominal interest rate at end of period....               6.4%                6.6%

     On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with TCB. The loan matures March 18, 1998 and bears interest at an overnight rate which ranged from 5.94% to 7.13% during the nine months ended September 30, 1997. At September 30, 1997, there was $19.4 million outstanding under this agreement.

                       SECURITY CAPITAL PACIFIC TRUST

     On March 10, 1997, PTR borrowed $60 million under a short-term, unsecured, borrowing agreement with a financial institution. On April 4, 1997, PTR borrowed an additional $40 million under a short-term, unsecured, borrowing agreement with the same financial institution, having approximately the same interest rate and repayment terms. The proceeds from both loans were used to repay borrowings under PTR's line of credit. At maturity on September 10, 1997, PTR repaid the entire outstanding balance of both loans in full, by drawing on PTR's $350 million line of credit.

LONG-TERM DEBT

     PTR has issued Long-Term Debt which bears interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of multifamily communities and to repay balances on credit facilities incurred for such purposes. The following table summarizes the Long-Term Debt as of September 30, 1997:

                                         ISSUANCE                      AVERAGE EFFECTIVE
                                            AND                          INTEREST RATE,      AVERAGE
                                        OUTSTANDING       AVERAGE      INCLUDING OFFERING    ORIGINAL
DATE OF ISSUANCE                         PRINCIPAL        COUPON         DISCOUNTS AND         LIFE
                                          AMOUNT            RATE         ISSUANCE COSTS       (YEARS)
                                       -------------      --------     ------------------    -------
March 31, 1997......................   $ 50 million        7.905%           7.850%            16.00
October 21, 1996....................     130 million       7.350            7.500              6.85
August 06, 1996.....................     100 million       7.840            7.950             15.60
February 23, 1996...................     150 million       7.710            7.840             15.50
February 08, 1994...................     200 million       7.240            7.370             14.25
                                       -------------      --------     ------------------    -------
Grand Total/Average.................   $ 630 million       7.530%           7.640%            13.37
                                       =============      ========     ==================    =======

     From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings in order to manage well-defined interest rate risk. In anticipation of a future debt offering, PTR entered into four separate interest rate contracts in August and October 1997 with notional amounts aggregating $120 million, which PTR plans to terminate when the anticipated offering is completed. As of October 21, 1997, the fair market value of these contracts was an unrealized loss of approximately $618,000. The gain or loss ultimately realized upon termination of the hedge will be deferred and amortized into interest expense over the term of the related debt.

MORTGAGES PAYABLE

     Mortgages payable at September 30, 1997 consisted of the following (dollar amounts in thousands):


                                                   EFFECTIVE            PRINCIPAL             PRINCIPAL
                                                   INTEREST             BALANCE AT            BALANCE AT
             TYPE OF MORTGAGE                      RATE (1)           SEPTEMBER 30, 1997  DECEMBER 31, 1996
------------------------------------------     -----------------      -----------------   ------------------

     Conventional fixed rate............                   8.05%      $      151,824      $        162,337
     Tax-exempt fixed rate (2)..........                   6.81               57,077                33,655
     Tax-exempt floating rate (2).......                   4.88               68,540                15,336
     Combined (3).......................                   8.84                5,813                 5,860
                                                -----------------      -------------      ----------------
               Total/Average Mortgage Debt                 7.05%      $      283,254      $        217,188
                                               =================      ==============      ================

----------

(1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
(2) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
(3) This category represents one multifamily community which was refinanced in 1990 pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $ 4.5 million Series A tax-exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds.

                      SECURITY CAPITAL PACIFIC TRUST

     The changes in mortgages payable during the nine months ended September 30, 1997 consisted of the following (in thousands):


           Balance at January 1, 1997.................................................. $      217,188
           Mortgage notes assumed......................................................         94,834
           Principal payments, including prepayments upon community dispositions.......        (28,768)
                                                                                         -------------
           Balance at September 30, 1997............................................... $      283,254
                                                                                         =============

SCHEDULED DEBT MATURITIES

     Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2016 and thereafter, as of September 30, 1997, are as follows (in thousands):


                                                     Credit       Long-Term
                                                  Facilities         Debt          Mortgages             Total
                                                  -----------    -------------   -------------       -------------
            1997.............................      $ 19,433       $         --     $    24,442         $    43,875
            1998.............................        80,000                 --          28,503             108,503
            1999.............................          --               30,000           8,680              38,680
            2000.............................          --                   --          30,642              30,642
            2001.............................          --               12,500          24,510              37,010
            2002.............................          --               32,500          18,070              50,570
            2003.............................          --               38,750           2,532              41,282
            2004.............................          --               38,750           2,746              41,496
            2005.............................          --               38,750          12,975              51,725
            2006.............................          --               38,750           3,222              41,972
            2007.............................          --               38,750          14,608              53,358
            2008.............................          --               38,750          20,093              58,843
            2009.............................          --               36,250           2,931              39,181
            2010.............................          --               38,750           2,762              41,512
            2011.............................          --               25,000           2,836              27,836
            2012.............................          --               30,000           3,007              33,007
            2013.............................          --               35,000           3,252              38,252
            2014.............................          --               42,500          16,378              58,878
            2015.............................          --               40,000          24,560              64,560
            2016.............................          --               45,000           3,092              48,092
                Thereafter...................          --               30,000          33,413              63,413
                                                  -----------    -------------   -------------       -------------
                Total........................      $ 99,433       $    630,000     $   283,254         $ 1,012,687
                                                  ===========    =============   =============       =============

   GENERAL

     PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all covenants pertaining to its debt instruments at September 30, 1997.

     Interest paid on all borrowings for the nine months ended September 30, 1997 was $45.8 million, net of $13.3 million of interest capitalized during construction. Interest paid on all borrowings for the nine months ended September 30, 1996 was $20.8 million, net of $12.8 million of interest capitalized during construction.

     Amortization  of  loan  costs  included  in interest expense for  the  nine
months  ended  September 30, 1997 and 1996 was $ 2.4 million and   $ 1.4 million
respectively.

                       SECURITY CAPITAL PACIFIC TRUST

(5) CASH DISTRIBUTIONS

     PTR paid first, second and third quarter 1997 distributions of $0.325 per Common Share on February 20, May 29, and August 27, 1997. On October 29, 1997 the Board of Trustees (the "Board") declared a cash distribution of $0.325 per Common Share, payable on November 26, 1997, to shareholders of record on November 12, 1997. On March 31, June 30, and September 30, 1997, PTR paid quarterly dividends of $0.4377425 per cumulative convertible Series A Preferred Share and $0.5625 per Series B cumulative redeemable preferred shares of beneficial interest (the "Series B Preferred Shares").

(6) SHAREHOLDERS' EQUITY

     On March 27, 1997, PTR filed a $300 million shelf registration with the Securities and Exchange Commission to supplement an existing shelf registration with a balance of $170 million. These securities can be issued on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms.

     On June 4, 1997, PTR sold 2,500,000 Common Shares to Goldman, Sachs & Co. for an aggregate purchase price of $54.5 million. The net proceeds of $54.3 million (net of $150,000 of offering costs) were used to repay borrowings under PTR's $350 million unsecured revolving line of credit and its short-term borrowing agreement with TCB.

     In connection with the Merger described in Note 7, PTR commenced a rights offering on August 6, 1997 pursuant to which it distributed to its shareholders transferable rights ("Rights") to subscribe for and purchase up to 7,433,433 Common Shares at a subscription price of $21.8125 per Common Share. Simultaneously with the offering of Common Shares to Rights holders, Security Capital Markets Group Incorporated ("Capital Markets Group"), which is owned by Security Capital Group, sought investors on a best efforts basis, to oversubscribe and acquire Common Shares that were not purchased through the exercise of Rights ("Unsubscribed Shares"). Due to strong investor demand, PTR sold and issued an additional 1,486,686 Common Shares for a total of 8,920,119 Common Shares at the subscription price of $21.8125 per share. The net proceeds of $194.1 million (net of $450,000 of offering costs) were used to pay down PTR's $350 million unsecured revolving line of credit.

     After giving effect to the offerings described above and the $50 million in Long-Term Debt issued March 31, 1997, PTR has approximately $170.9 million in shelf-registered securities available for issuance.

(7) CONSUMMATION OF MERGER

     On September 8, 1997,  PTR terminated  its REIT  management  agreement with
Security Capital Pacific Incorporated (the "REIT Manager") and the property management agreement with SCG Realty Services Incorporated (the "Property Manager") (collectively the "Management Companies"), pursuant to a merger transaction (the " Merger") whereby PTR acquired the operations and businesses of the Management Companies valued at approximately $75.8 million from Security Capital Group in exchange for 3,295,533 Common Shares. The number of Common Shares issued to Security Capital Group was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining PTR's shareholders entitled to vote on the Merger). The Board approved the Merger based on the recommendation of a special committee comprised of independent PTR Trustees who received a fairness opinion on the Merger from a third-party investment bank. The Merger, which required the approval of a two-thirds majority of PTR's outstanding Common Shares, was approved by approximately 99% of the shareholders voting on the transaction on September 8, 1997. As a result of the transaction, PTR became an internally managed REIT and Security Capital Group remains PTR's largest shareholder (33.2% ownership at September 30, 1997).

     The market value of the 3,295,533 Common Shares issued to Security Capital Group on the Merger date was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares, of which approximately $1.6 million was allocated to the estimated fair value of the net tangible assets acquired. The $71.7 million difference was accounted for as costs incurred in acquiring the Management Companies from an affiliate, rather than "goodwill", since the Management Companies did not qualify as businesses for purposes of applying APB Opinion No. 16 BUSINESS COMBINATIONS.

                          SECURITY CAPITAL PACIFIC TRUST

     As a result of the Merger, PTR no longer pays REIT management and property management fees to Security Capital Group. Instead, PTR directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development and acquisition activities are capitalized as part of the related real estate basis in accordance with GAAP.

     Upon  closing of the Merger,  PTR entered into an  Administrative  Services
Agreement ("ASA") with Security Capital Group for the provision of services which include, but are not limited to, payroll and human resources, cash management, accounts payable, data processing, research, investor relations, and insurance, legal and tax administration. PTR may purchase all or any combination of these services in exchange for a fee equal to Security Capital Group's cost of such services plus 20%. These fees may not exceed market rates and are subject to a maximum of approximately $2.2 million during 1997 and $5.5 million during 1998. Cost savings experienced by Security Capital Group under the ASA accrue to PTR and accordingly, management expects actual fees for 1998 to be less than the $5.5 million maximum. The ASA , which expires on December 31, 1998, provides for annual renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the PTR Board.

     In addition, after the closing of the Merger, Security Capital Group issued $102.0 million of warrants pro rata directly to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital Group), to acquire 3,644,430 shares of Class B common stock of Security Capital Group. PTR common shareholders received 0.052646 warrants for each Common Share held and Series A preferred shareholders received 0.070909 warrants for each preferred share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share and has a term of one year. Security Capital Group issued these warrants to PTR shareholders as an incentive to vote in favor of the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

(8) LONG-TERM INCENTIVE PLAN

     On September 8, 1997, PTR's common shareholders approved a long-term incentive plan (the "Incentive Plan") which provides for awards consisting of
(1) options to purchase Common Shares, (2) dividend equivalent units ("DEUs") on options, (3) a share purchase program, and (4) share awards. No more than 5,650,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 Common Shares in any one-year period.

      Under the Incentive Plan, certain employees of PTR purchased 813,430 Common Shares at a price of $22.0625 per share (the average of the high and low price per share on September 8, 1997). PTR financed up to 95% of the total purchase price through ten-year recourse loans to the participants aggregating $17.1 million. The loans, which have been recognized as a reduction of Shareholders' Equity, bear interest at a floating rate equal to the lower of PTR's annual dividend yield (5.9% at September 8, 1997) on the initial purchase price or 6% per annum. The loans are secured by the Common Shares purchased. For each Common Share purchased, participants were granted options to purchase two additional Common Shares at a price of $22.0625 per share. This share purchase opportunity and the options awarded in connection therewith were issued in connection with the Merger and is not expected to be repeated.

     Also, under the Incentive Plan, PTR granted options to purchase 206,461 Common Shares at an exercise price of $22.0625 per share to officers and certain employees of PTR. These options are entitled to DEUs which are calculated as the difference between PTR's annual dividend yield and the S&P 500 average dividend yield times the number of shares under option. Previously awarded DEUs accrue additional DEUs based on PTR's annual dividend rate. As of September 30, 1997 no DEUs had been issued. PTR expects to award options of this type on an annual basis. Options awarded to date under the Incentive Plan have a term of 10 years and generally vest at 25% per year commencing on the second anniversary date of the grant.

     PTR has adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK  BASED
COMPENSATION.   Under these provisions,  PTR has elected to continue to account
                                       14

                         SECURITY CAPITAL PACIFIC TRUST

                NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Concluded)


for stock-based compensation under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations. Accordingly, no compensation cost has been recognized as the exercise price of options awarded was equal to the market price at the date of grant. PTR intends to provide the pro forma disclosures required by SFAS No. 123 in its December 31, 1997 financial statements.

                   INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:



     We have reviewed the accompanying condensed balance sheet of SECURITY CAPITAL PACIFIC TRUST as of September 30, 1997, the related condensed statements of operations for the three and nine-month periods ended September 30, 1997 and 1996, the statement of shareholders' equity for the nine-month period ended September 30, 1997, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed financial statements are the responsibility of the Trust's management.

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

Chicago, Illinois
October 21, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with PTR's 1996 Form 10-K as well as the financial statements and notes included in Item 1 of this report. See PTR's 1996 Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.


OVERVIEW

   GENERAL

     PTR's results of operations, financial position and liquidity have been influenced primarily by the operations of and investments made in PTR's multifamily communities. The term "multifamily" as used herein refers to garden-style communities and excludes Homestead Village extended-stay lodging assets, which were contributed to a new publicly-traded company, Homestead, on October 17, 1996, in exchange for certain Homestead securities.

   CONSUMMATION OF MERGER

     On September 8, 1997, PTR terminated its REIT management agreement with the Management Companies pursuant to the Merger whereby PTR acquired the operations and businesses of the Management Companies valued at approximately $75.8 million from Security Capital Group in exchange for 3,295,533 Common Shares. The number of Common Shares issued to Security Capital Group was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining PTR's shareholders entitled to vote on the Merger). The Board approved the Merger based on the recommendation of a special committee comprised of independent PTR Trustees who received a fairness opinion on the Merger from a third-party investment bank. The Merger, which required the approval of a two-thirds majority of PTR's outstanding Common Shares, was approved by approximately 99% of the shareholders voting on the transaction on September 8, 1997. As a result of the transaction, PTR became an internally managed REIT and Security Capital Group remains PTR's largest shareholder (33.2% ownership at September 30, 1997).

     The financial impact of the Merger is discussed in more detail below under "--Results of Operations" and "--Liquidity and Capital Resources".

     LONG-TERM INCENTIVE PLAN

     On September 8, 1997, PTR sold 813,430 Common Shares at $22.0625 per share to eligible employees in exchange for 10-year recourse loans aggregating $17.1 million and cash of $0.8 million. Participants were awarded options to purchase 1,626,860 Common Shares at an exercise price of $22.0625 per share. PTR will recognize interest income of approximately $1.0 million annually in connection with the share purchase loans. Distributions paid on the shares purchased will be used first to service the interest and then the principal on the respective employee loans, with any excess paid to the participant.

     Also on September 8, 1997, PTR granted options to purchase 206,461 Common Shares to officers and certain employees at an exercise price of $22.0625 per share. PTR will recognize compensation cost related to the DEU feature associated with these options. No DEUs had been issued as of September 30, 1997. No compensation cost is recognized for the fair value of the awarded options, since the exercise price was equal to the market price at the date of grant.

     See "Item 1. Financial Statements, Note 8, Long-Term Incentive Plan" for additional information regarding vesting, interest rates, and other terms of the Long-Term Incentive Plan.

MULTIFAMILY INVESTMENTS

     The following table provides an overview of PTR's multifamily portfolio and related investment activity for the periods indicated (dollar amounts in thousands):

                                                         THREE MONTHS  THREE MONTHS   THREE MONTHS          NINE MONTHS
                                                             ENDED         ENDED         ENDED                ENDED
                                                        MARCH 31, 1997 JUNE 30, 1997 SEPTEMBER 30, 1997 SEPTEMBER 30, 1997
                                                        -------------- ------------- ------------------ ------------------
     OPERATING COMMUNITIES:
               Communities.............................           133            129                133                133
               Units...................................        40,874         40,786             42,184             42,184
               Total expected investment(1)............ $   1,928,702   $  2,060,586    $     2,155,676   $      2,155,676
     COMMUNITIES UNDER CONSTRUCTION:
          STARTS DURING PERIOD:
               Communities.............................             1              6                --                   7
               Units...................................           192          1,733                --               1,925
               Total expected investment(1)............ $       9,393   $    123,769                --    $        133,162
          COMPLETIONS DURING PERIOD:
               Communities.............................              --            2                 3                   5
               Units...................................              --          732             1,192               1,924
               Total expected investment(1)............              -- $     46,590    $       67,211    $        113,801
          STABILIZATIONS DURING PERIOD:
               Communities.............................              --            1                 2                   3
               Units...................................              --          364               696               1,060
               Total expected investment(1)............              -- $     22,139     $      42,663    $         64,802
          UNDER CONSTRUCTION AT END OF PERIOD:
               Communities.............................              18         . 22                18                  18
               Units...................................           5,671        6,672             5,480               5,480
               Total expected investment(1)............  $      359,366 $    435,195     $     370,081    $        370,081
               Investment to date......................  $      227,325 $    254,843     $     233,148    $        233,148
          DEVELOPMENT EXPENDITURES DURING PERIOD.......  $       52,883 $     61,597     $      47,530    $        162,010
     ACQUISITIONS:
               Communities.............................               5            6                 3                  14
               Units...................................           1,652        2,065               688               4,405
               Total expected investment(1)............  $      144,112 $    188,089     $      45,611    $        377,812
     DISPOSITIONS:
               Communities.............................              12           11                 2                  25
               Units...................................           3,480        2,885               482               6,847
                    Gross sales proceeds (2)...........  $      142,137 $    107,679     $      40,700    $        290,516
                    Gains (2)..........................  $       25,335 $     11,872     $      10,723    $         47,930

---------
(1) For operating communities and acquisitions, represents cost, including budgeted renovations, as of the end of each period. For communities under construction, represents total budgeted development cost as of the end of each period, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Includes the sale of an industrial building and two unrelated parcels of land with gross sales proceeds of approximately $772,241 and an aggregate gain of approximately $382,863.

CURRENT DEVELOPMENT ACTIVITY

     PTR believes that development of multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad resident preferences and demographic trends, will continue to provide an important source of long-term cash flow growth. PTR believes its ability to compete is significantly enhanced relative to other companies because of its depth of development and acquisition personnel and presence in local markets combined with PTR's access to investment capital. The following table summarizes PTR's development communities under construction as of September 30, 1997 (dollar amounts in thousands):


                                                                   START      ACTUAL OR        EXPECTED
                                                        TOTAL      DATE   EXPECTED DATE FOR  STABILIZATION
                                NUMBER OF     PTR      EXPECTED  (QUARTER/   FIRST UNITS         DATE
                                  UNITS   INVESTMENT INVESTMENT(1) YEAR)  (QUARTER/YEAR)(2)  (QUARTER/YEAR)  % LEASED (3)
                                --------- ---------- ------------ ------  -----------------  --------------  -----------
COMMUNITIES UNDER
CONSTRUCTION AND IN
LEASE UP (4):
CENTRAL REGION:
  DALLAS, TEXAS:
    Park Meadows...............        368  $  16,165   $  16,963    Q3/96          Q2/97           Q2/98      59.8%
                                     -----  ---------   ---------
NORTHWEST REGION:
  PORTLAND, OREGON:
    Arbor Heights..............        348     21,206      22,818    Q2/96          Q3/97           Q3/98       19.3
    Cambridge Crossing.........        250     13,783      15,564    Q3/96          Q3/97           Q3/98       25.2
                                     -----  ---------   ---------
      Total Portland...........        598     34,989      38,382
                                     -----  ---------   ---------
  SALT LAKE CITY, UTAH:
    Mountain Shadow Expansion..         88      4,216       4,726    Q4/96          Q3/97           Q1/98       35.2
    Riverview..................        492     25,984      32,558    Q2/96          Q2/97           Q3/98       25.6
                                     -----  ---------   ---------
      Total Salt Lake City.....        580     30,200      37,284
                                     -----  ---------   ---------
  SEATTLE, WASHINGTON:
    Canyon Creek...............        336     24,547      25,335    Q2/96          Q1/97           Q4/97       79.8
    Harbour Pointe.............        229     14,466      15,073    Q3/96          Q2/97           Q1/98       46.7
                                     -----  ---------   ---------
      Total Seattle............        565     39,013      40,408
                                     -----  ---------   ---------
        Total Northwest Region.      1,743    104,202     116,074
                                     -----  ---------   ---------

WEST REGION:
  PHOENIX, ARIZONA:
    San Palmera................        412     25,569      25,454    Q4/95          Q4/96           Q4/97       87.4
                                     -----  ---------   ---------
            Total in Lease-up..      2,523    145,936     158,491
                                     -----  ---------   ---------


OTHER COMMUNITIES
UNDER CONSTRUCTION (5):
CENTRAL REGION:
  DALLAS, TEXAS:
    Timber Ridge II............        192      6,751       9,393    Q1/97          Q4/97           Q2/98        n/a
                                     -----  ---------   ---------
  DENVER, COLORADO:
    Federal Heights............        384      8,107      22,772    Q2/97          Q1/98           Q2/99        n/a
                                     -----  ---------   ---------
  HOUSTON, TEXAS:
    Memorial Heights II........        256     12,882      15,880    Q4/96          Q4/97           Q3/98        n/a
                                     -----  ---------   ---------
      Total Central Region.....        832     27,740      48,045
                                     -----  ---------   ---------

NORTHWEST  REGION:
  PORTLAND, OREGON:
    Hedges Creek...............        408      9,661      27,307    Q2/97          Q2/98           Q2/99        n/a
                                     -----  ---------   ---------
  SEATTLE, WASHINGTON:
    Forestview.................        192      3,992      15,340    Q2/97          Q2/98           Q1/99        n/a
    Stonemeadow................        280      6,767      21,723    Q2/97          Q2/98           Q1/99        n/a
                                     -----  ---------   ---------
      Total Seattle............        472     10,759      37,063
                                     -----  ---------   ---------
        Total Northwest Region.        880     20,420      64,370
                                     -----  ---------   ---------

WEST REGION:
  ORANGE COUNTY, CALIFORNIA:
    Las Flores Apartment Homes.        504     15,470      43,894    Q4/96          Q1/98           Q2/99        n/a
    Sorrento...................        241      8,323      21,539    Q2/97          Q1/98           Q4/98        n/a
                                     -----  ---------   ---------
      Total Orange County......        745     23,793      65,433
                                     -----  ---------   ---------
  PHOENIX, ARIZONA:
    Arrowhead I................        272      9,462      18,654    Q3/96          Q4/97           Q3/98        n/a
                                     -----  ---------   ---------
  RENO, NEVADA:
    Meadowview I...............        228      5,797      15,088    Q2/97          Q1/98           Q4/98        n/a
                                     -----  ---------   ---------
        Total West Region......      1,245     39,052      99,175
                                     -----  ---------   ---------
          Total Other..........      2,957     87,212     211,590
                                     -----  ---------   ---------
            Total Communities
              Under Construction     5,480  $ 233,148   $ 370,081
                                     =====  =========   =========

---------
(1) Represents total budgeted development cost, which includes the cost of land, fees, permits, payments to contractors, materials, architectural and engineering fees and interest and property taxes to be capitalized during the construction period.
(2) Represents the quarter that the first completed units were made available for leasing (or are expected to be made available). PTR begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on leased units divided by total number of units in the community (completed and under construction).
(4) A development community is considered in "lease-up" once the first units are delivered.
(5)  Lease-up has not yet commenced.

     See PTR's 1996 Form 10-K for a discussion of various risks associated with PTR's development and construction activities.

 RECENT ACQUISITIONS

     In addition to its development activity, during the nine month period ended September 30, 1997, PTR completed the acquisition of 14 operating multifamily communities (4,405 units) in California, Seattle and Salt Lake City at a total expected investment of $377.8 million.

     See PTR's 1996 Form 10-K for a discussion of various risks associated with PTR's acquisition activities.

RESULTS OF OPERATIONS

  NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

         Net earnings for the nine months ended September 30, 1997 and 1996 were $44.4 million and $104.6 million, respectively, a decrease of $60.2 million (57.5%). This decrease resulted from a one-time operating expense adjustment of approximately $71.7 million related to the costs incurred in acquiring the businesses and operations of the Management Companies from Security Capital Group in the Merger. See "--Costs Incurred in Acquiring Management Companies from an Affiliate" below. The impact of this one-time expense, the elimination of earnings from Homestead Village properties and higher interest expense were partially offset by a $14.6 million increase in gains on dispositions and increased earnings from multifamily communities, primarily in California, the Pacific Northwest and Salt Lake City ("West Coast Markets"). A discussion of the major components of PTR's results of operations follows.

PROPERTY OPERATIONS AND ACQUISITION OF PROPERTY MANAGER

     The following table summarizes the Net Operating Income generated from property operations for each period (in thousands):


                                                                        HOMESTEAD   OTHER NON-
                                                             MULTIFAMILY VILLAGE    MULTIFAMILY  TOTAL
                                                             ----------- --------   -----------  -----
     Net Operating Income--Nine Months Ended
        September 30, 1997(1).............................    $ 152,219  $     --    $  2,840    $ 155,059
     Net Operating Income--Nine  Months Ended
        September 30, 1996(1).............................      129,039    12,190       2,328      143,557
                                                              ---------  --------    --------   ----------
                         Increase (decrease)..............    $  23,180  $(12,190)   $    512    $  11,502
                                                              =========  ========    ========   ==========

---------
(1) Net Operating Income is defined as rental revenues less rental expenses, real estate taxes and property management fees.

     At September 30, 1997, multifamily investments comprised 99.2% of PTR's total real estate portfolio, based on total expected investment. The overall $23.2 million increase in Net Operating Income from PTR's multifamily communities for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was attributable to a $29.9 million increase in rental revenues partially offset by a $6.7 million increase in rental expenses, real estate taxes and property management fees ("Operating Expenses"). The $29.9 million increase in rental revenues from $214.4 million for the nine months ended September 30, 1996 to $244.3 million for the nine months ended September 30, 1997 was attributable primarily to increases in rental revenues generated by existing multifamily communities and increased revenues from new investments in West Coast Markets. Similarly, the $6.7 million increase in Operating
Expenses from $85.4 million for the nine months ended September 30, 1996 to $92.1 million for the nine months ended September 30, 1997 is attributable primarily to additional Operating Expenses from new communities, higher operating costs in new markets and increases in Operating Expenses associated with existing multifamily communities. Multifamily property management fees for the nine months ended September 30, 1997 as compared to the same period in 1996, decreased $0.4 million primarily as a result of the termination of the property management agreement upon consummation of the Merger. After the Merger, PTR directly incurs personnel and other costs related to property management, in lieu of paying a property management fee to Security Capital Group. As a result of these factors, PTR's multifamily net operating income as a percentage of rental revenues increased from 60.2% in 1996 to 62.3% in 1997. Additional information for these communities is presented below under "--Same Store Communities".

     PTR categorizes operating multifamily communities (which include all communities not under development) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". Approximately 71.9% and 76.3% of PTR's operating multifamily portfolio was classified as stabilized as of September 30, 1997 and 1996, respectively, based on total expected investment.

     The $12.2 million in Homestead Village Net Operating Income shown for the nine months ended September 30, 1996 resulted from rental revenues aggregating $23.3 million offset by Operating Expenses aggregating $11.1 million generated from 28 properties operating as of September 30, 1996. The decrease in Net Operating Income related to the Homestead Village properties in the nine months ended September 30, 1997 is entirely due to the contribution of all properties to Homestead, a newly formed company, on October 17, 1996.

   SAME STORE COMMUNITIES

     The following table illustrates selected quarterly and year-to-date performance data for PTR's communities which were fully operational in comparable periods of 1996 and 1997 ("Same Store Communities") followed by selected same store community information by region and market:

                                                              FULLY OPERATIONAL       FULLY OPERATIONAL
                                                                COMMUNITIES ON         COMMUNITIES ON
                                                                JULY 1, 1996           JANUARY 1, 1996
                                                              -----------------      ------------------
PORTFOLIO (DOLLAR AMOUNTS IN THOUSANDS):
      Communities...............................                             88                      69
     Units......................................                         27,793                  21,034
     Total expected investment(1)...............                     $1,171,771                $844,192
     % of total PTR portfolio(2)................                          46.39%                  33.42%

                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                                   1997                    1997
                                                              -----------------      ------------------
OPERATING PERFORMANCE VS. PRIOR YEAR:
     Collections growth(3)......................                           3.25%                   2.59%
     Property Operating Expense growth..........                           2.82%                   2.61%
     Net Operating Income growth................                           3.55%                   2.58%


     Recurring capital expenditures per unit (4)                      $       39                $    150



                                                              THREE MONTHS ENDED      THREE MONTHS ENDED
                                                              SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                                              -----------------      ------------------
SUMMARY INFORMATION ON JULY 1, 1996 SAME STORE
  COMMUNITIES (IN ACTUAL DOLLARS):
     Average physical occupancy.................                          94.74%                  94.54%
     Property operating expense ratio(5)........                          40.13%                  40.30%
     Average rental rate per unit(6)............                       $    644                $    625

     See notes following next table.







                                                             AVERAGE PHYSICAL
                                                                OCCUPANCY %      COLLECTIONS GROWTH
                                                               THREE MONTHS          THREE MONTHS      7/1/96 SAME     TOTAL PTR
                                                                  ENDED                 ENDED             STORE        PORTFOLIO %
MARKET DISTRIBUTION                                            SEPTEMBER 30,      SEPTEMBER 30, 1996   COMMUNITIES %       BY
                                                           ---------------------
                                                            1997           1996   1997 VS. 1996 (3)    BY MARKET (2)   MARKET(2)
                                                           -------        ------  -----------------    -------------   ---------
CENTRAL REGION:
     Austin...........................................      94.55%        95.43%         2.97%             2.39%          2.85%
     Dallas...........................................      96.38         96.19          3.75              3.99           2.89
     Denver...........................................      96.37         97.02          6.05              9.16           5.15
     El Paso..........................................      94.05         94.46         (2.45)             7.21           3.35
     Houston..........................................      96.15         96.12          7.14              4.88           5.07
     San Antonio......................................      95.75         92.22          6.07             11.32           5.25
                                                            -----         -----         -----             -----          -----
     CENTRAL REGION SUBTOTAL..........................      95.49%        94.70%         4.09%            38.95%         24.56%
                                                            -----         -----         -----             -----          -----
NORTHWEST REGION:
     Portland.........................................      94.06%        91.79%         7.88%             3.94%          5.42%
     Salt Lake City...................................      93.06         94.47          3.56              3.11           5.15
     Seattle..........................................      96.21         95.71         11.19              5.57           9.97
                                                            -----         -----         -----             -----          -----
     NORTHWEST REGION SUBTOTAL........................      94.68%        94.23%         8.25%            12.62%         20.54%
                                                            -----         -----         -----             -----          -----
WEST REGION:
     Albuquerque......................................      94.06%        94.72%        (2.61%)            7.37%          5.24%
     Las Vegas........................................      92.22         96.14         (3.17)             8.52           3.95
     Phoenix..........................................      93.82         94.23          0.65             13.41           9.85
     Northern California..............................      97.13         97.00          5.86              3.35          13.88
     Southern California..............................      94.72         92.63          6.87             12.91          17.69
     Tucson...........................................      91.86         93.98          0.31              1.24           1.59
                                                            -----         -----         -----             -----          -----
     WEST REGION SUBTOTAL.............................      93.86%        94.38%         1.28%            46.80%         52.20%
                                                            -----         -----         -----             -----          -----
Other Markets.........................................      96.43%        96.31%        (0.58%)            1.63%          2.70%
                                                            -----         -----         -----            ------         ------
Totals  ..............................................      94.74%        94.54%         3.25%           100.00%        100.00%
                                                            =====         =====         =====            ======         ======
Same Store Communities as a percentage
   of total PTR portfolio                                                                                 46.39%
                                                                                                         ======

--------
(1) Represents cost, including budgeted renovations.

(2) Based on total expected investment as of September 30, 1997.

(3) Represents percentage growth in rental revenues, net of vacancies, bad debts and concessions.

(4) Actual recurring capital expenditures per unit for PTR's multifamily communities that were fully operating during the entire nine months ended September 30, 1997.

(5) Represents  Operating  Expenses as a  percentage  of rental  revenues.

(6) Represents weighted-average monthly "asking rents" during each period.

     Approximately 53% of PTR's total capital is currently deployed in its West Coast Markets. These communities currently represent only 29% of PTR's same store portfolio, however, this percentage will increase significantly over the next three calendar quarters as recent acquisitions and developments are added to the same store portfolio. Management believes that the addition of new communities in the West Coast Markets to its same store portfolio will have a positive impact on future growth in rental revenues, Net Operating Income, and cash flow provided by operating activities.

   HOMESTEAD INTEREST AND HOMESTEAD NOTES

     Through September 30, 1997, PTR had funded $162.4 million of its $198.8 million Homestead funding commitment of which $61.3 million was funded during the nine months ended September 30, 1997. This leaves a remaining commitment under the funding commitment agreement of approximately $36.4 million, which will be provided to Homestead throughout the remainder of 1997 and early 1998 to fund developments as needed on development properties contributed by PTR.

     During the nine months ended September 30, 1997, PTR recorded $11.4 million in interest income ($10.5 million for purposes of calculating funds from operations) from the Homestead Notes. PTR deducts from net earnings the interest income related to the amortization of the conversion discount and warrant-related deferred revenue in calculating funds from operations. Homestead interest income is expected to increase in future periods as PTR continues to fund Homestead's development activity up to its $198.8 million funding commitment.

     Upon full funding, PTR will have funded $198.8 million in exchange for Homestead Notes having a face amount of $221.3 million. The Homestead Notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 19.2 million shares of Homestead common stock at full funding. Under these assumptions and using the trading price of Homestead common stock at September 30, 1997 of $17.75, PTR's ownership would result in the following incremental value per PTR Common Share at September 30, 1997 (in thousands, except per share amounts:)


   Homestead common stock price.........................................$ 17.750
   Conversion price.....................................................  11.500
                                                                        --------
        Incremental value per share of Homestead common stock...........$   6.25
      Shares of Homestead common stock upon conversion (at full funding)  19,246
                                                                        --------
        Total incremental value from conversion.........................$120,288
      PTR Common Shares outstanding.....................................  92,481
                                                                        --------
        Assumed incremental value per PTR Common Share..................$   1.30
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

INTEREST EXPENSE

     The following table summarizes PTR's interest expense (in thousands):

                                               NINE MONTHS         NINE MONTHS
                                                  ENDED               ENDED
                                           SEPTEMBER 30, 1997  SEPTEMBER 30, 1996      INCREASE       % INCREASE
                                           ------------------  ------------------      --------       ----------
            Credit facilities.............     $   11,294         $   7,428            $  3,866          52.0%
            Long-Term Debt................         34,456            18,958              15,498          81.7
            Mortgages payable.............         13,284             8,839               4,445          50.3
            Capitalized interest..........        (13,332)          (12,824)               (508)          4.0
                                               -----------        ----------           ---------       -------
                 Total interest expense...     $   45,702         $  22,401            $ 23,301         104.0%
                                               ===========        ==========           =========       =======

     The increase in interest expense on PTR's credit facilities resulted primarily from higher average outstanding balances. Average borrowings on the line of credit were approximately $116.5 million (with an average effective interest rate of 8.5%) during the nine months ended September 30, 1997, as compared to average borrowings of approximately $114.0 million (with an average effective interest rate of 8.56%) for the same period in 1996. Additionally, PTR borrowed $60 million and $40 million under two separate short-term borrowing agreements bearing interest at LIBOR plus 0.60%, on March 10, 1997 and April 4, 1997 respectively. Both borrowing agreements were repaid in full upon maturity on September 10, 1997.

     Long-Term Debt interest expense increased due primarily to the issuance of $380 million of Long-Term Debt during the year-ended December 31, 1996 and $50 million of Long-Term Debt in March 1997.

     Mortgage   interest   expense   increased   as  a  result   of   additional
weighted-average debt outstanding due to mortgage assumptions related to community acquisitions which were partially offset by prepayments during 1996 and 1997.
                                     23

     The increase in interest costs were partially offset by an increase in capitalized interest which was primarily attributable to higher levels of multifamily development activity for the nine months ended September 30, 1997 as compared to the same period in 1996.

   REIT MANAGEMENT FEE AND ACQUISITION OF REIT MANAGER

      The REIT management fee paid by PTR decreased by approximately 23.9% during the nine months ended September 30, 1997 as compared to the same period in 1996 due primarily to the Homestead transaction described above, higher Long-Term Debt levels and the termination of the REIT management agreement upon closing of the Merger on September 8, 1997.

      Pursuant to the consummation of the Merger, PTR acquired the REIT Manager and became an internally-managed REIT. Subsequent to September 8, 1997 the REIT management fee is replaced with the actual personnel and other operating costs associated with the REIT management function. These costs are recorded as general and administrative expenses, which resulted in the $0.5 million increase in this line item. Direct and incremental costs related to successful development and acquisition activities are capitalized as part of the related real estate basis in accordance with GAAP.

      Upon closing of the Merger, PTR entered into the ASA with Security Capital Group for the provision of services which include, but are not limited to, payroll and human resources, cash management, accounts payable, data processing, research, investor relations and insurance, legal and tax administration. PTR may purchase all or any combination of these services in exchange for a fee equal to Security Capital Group's cost of service plus 20%, subject to a maximum of approximately $2.2 million during 1997 and $5.5 million for 1998. Cost savings experienced by Security Capital Group under the ASA accrue to PTR and accordingly, management expects actual fees for 1998 to be less than the $5.5 million maximum. ASA fees expensed from the Merger date through September 30, 1997 under this agreement aggregated $0.2 million. The ASA, which expires on December 31, 1998, provides for annual renewals for consecutive one-year terms, subject to approval by a majority of the independent members of the PTR Board.

COSTS INCURRED IN ACQUIRING MANAGEMENT COMPANIES FROM AN AFFILIATE

      The market value of the 3,295,533 Common Shares issued to Security Capital Group on the Merger date was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares, of which approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference was accounted for as costs incurred in acquiring the Management Companies from an affiliate, rather than "goodwill" since the Management Companies did not qualify as businesses for purposes of applying APB Opinion No. 16 BUSINESS COMBINATIONS. This one-time adjustment was recorded as an expense on PTR's Statement of Operations but was not deducted for purposes of calculating funds from operations, due to the non-recurring and non-cash nature of this expense.

GAINS ON DISPOSITIONS OF INVESTMENTS

     PTR employs a market research-based asset optimization strategy aimed at optimizing its portfolio composition in order to maximize growth in cash flow from operating communities. Since the inception of this strategy in December 1995 and through September 30, 1997, PTR has redeployed gross proceeds from dispositions aggregating $590.1 million from markets with less attractive economic fundamentals to well-located communities primarily in PTR's West Coast Markets which have high barriers to entry against new supply and stronger long-term growth prospects.

     During the nine months ended September 30, 1997, PTR disposed of 25 multifamily communities, one industrial building and two parcels of land, representing gross proceeds of $290.5 million. As of September 30, 1997, PTR held a portion of the 1997 disposition proceeds aggregating $23.0 million in an interest bearing escrow account, pending acquisition of other multifamily
communities  to  complete  the  tax-deferred   exchange.   PTR  disposed  of  12
multifamily communities, one industrial building and one parcel of land representing gross proceeds of $186.0 million during the nine months ended September 30, 1996. For federal income tax purposes, the majority of the 1997 and 1996 dispositions were structured as tax-deferred exchanges which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $47.9 million and $33.3 million, were recorded for the nine months ended September 30, 1997 and 1996, respectively.

         Ten multifamily communities and four parcels of land were held for disposition as of September 30, 1997. The aggregate carrying value of properties held for disposition was approximately $104.2 million at September 30, 1997. Subject to normal closing risks, PTR expects to complete the disposition of these properties during 1997 and 1998 and redeploy the net proceeds from such dispositions, where appropriate, through tax-deferred exchanges, into the acquisition of multifamily communities.

   THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues and expenses for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine months ended September 30, 1997 and 1996.

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

   OPERATING ACTIVITIES

     Net cash flow provided by operating activities increased by $5.1 million (5.3%) for the nine months ended September 30, 1997 as compared to the same period in 1996. This increase was due primarily to increased cash generated by multifamily communities.

   INVESTING AND FINANCING ACTIVITIES

     During the nine months ended September 30, 1997 and 1996, PTR invested cash of $468.7 million and $462.4 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "--Overview" above. The $468.7 million invested in real estate and $61.3 million in fundings of Homestead Notes during the nine months ended September 30, 1997 were financed primarily from $261.3 million in net proceeds from property dispositions (excluding $22.9 million held in escrow pending tax-deferred exchanges), and borrowings under PTR's credit facilities. These credit facilities were partially repaid from proceeds primarily related to PTR's $50 million offering of Long-Term Debt issued in March 1997, $54.3 million in net proceeds from the sale of 2,500,000 Common Shares in June 1997 and the $194.1 million in net proceeds from the Rights and Oversubscription Offering in September 1997. The $462.4 million invested during the nine months ended September 30, 1996 was financed primarily from $182.5 million in net proceeds from property dispositions and borrowings under PTR's credit facilities which were partially repaid from $250 million in proceeds related to Long-Term Debt issued during the nine months ended September 30, 1996.

     Other significant financing activity included the payment of $90.1 million and $86.3 million in Common and Preferred Share distributions for the nine months ended September 30, 1997 and 1996, respectively. The increase is primarily attributable to a 4.8% increase in the distributions paid per Common Share and an increase in the overall number of Common Shares outstanding. Preferred Share dividends decreased approximately $4.3 million during the respective periods as a result of conversion of Series A Preferred Shares to Common Shares which also resulted in increased Common Share distributions. PTR prepaid mortgages due to community dispositions of $26.5 million and $25.8 million for the nine months ended September 30, 1997 and 1996, respectively.

     Significant non-cash investing and financing activities for the nine months ended September 30, 1997 included (i) the acquisition of the operations and businesses of the Management Companies in exchange for Common Shares with a market value on the date of the Merger of $73.3 million (ii) the assumption of $ 94.8 million and $ 88.7 million of mortgage debt during 1997 and 1996, respectively, in connection with community acquisitions and (iii) the conversion of Series A Preferred Shares to Common Shares aggregating $24.4 million and $12.4 million in 1997 and 1996, respectively. During 1997, the unrealized gain associated with the Homestead Notes increased $ 40.4 million to $115.3 million as of September 30, 1997.

   BORROWINGS

     PTR has a $350 million unsecured revolving line of credit with approximately $123.0 million of borrowings outstanding as of October 31, 1997. The line of credit matures August 1999 and may be extended annually for an additional year with the approval of the Lenders. The LIBOR spread was reduced from 1.125% to 0.75% on the line of credit effective August 13, 1997. The aggregate amount of borrowings outstanding under all of PTR's credit facilities as of October 31, 1997 was $145.0 million.

     At maturity on September 10, 1997, PTR repaid the entire outstanding balance aggregating $100 million on two separate short-term, unsecured borrowing agreements with a financial institution by drawing on PTR's $350 million unsecured, revolving line of credit.

     See "Item 1. Financial Statements, Note 4, Borrowings" for additional information regarding credit availability, outstanding debt balances, interest rates, scheduled debt maturities and other terms.

   COMMITMENTS AND CONTINGENCIES

     At September 30, 1997, PTR had contingent contracts or letters of intent, subject to PTR's final due diligence and approval of all entitlements, to acquire land for new development communities with an estimated 7,250 multifamily units at a total development cost of approximately $664.5 million. At the same date, PTR also had contingent contracts or letters of intent, subject to final due diligence, for the acquisition of 208 additional operating multifamily units with a total expected investment of $18.8 million, including budgeted renovations. At September 30, 1997, PTR had unfunded development commitments for developments under construction of $136.9 million. For a description of unfunded commitments in connection with the Homestead Notes see "--Results of Operations--Homestead Interest and Homestead Notes."

     PTR expects to finance these activities and other future investment and operating needs with cash on hand, borrowings under its credit facilities and disposition proceeds from its asset optimization strategy, prior to arranging long-term capital. The credit facilities should facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. Other sources of future liquidity and financial flexibility include $170.9 million in shelf-registered securities which can be issued on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 34.6% at September 30, 1997, provides considerable flexibility with respect to its ability to finance its investment activities.

     From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings in order to manage well-defined interest rate risk. In anticipation of a future debt offering, PTR entered into four separate interest rate contracts in August and October 1997 with notional amounts aggregating $120 million , which PTR plans to terminate when the anticipated offering is completed. As of October 21, 1997, the fair market value of these contracts was an unrealized loss of approximately $618,000. The gain or loss ultimately realized upon termination of the hedge will be deferred and amortized into interest expense over the term of the related debt.

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

  DISTRIBUTIONS

     PTR paid first, second and third quarter 1997 distributions of $0.325 per Common Share on February 20, May 29, and August 27, 1997. On October 29, 1997, the Board declared a cash distribution of $0.325 per Common Share, payable on November 26, 1997, to shareholders of record on November 12, 1997. On March 31, June 30, and September 30, 1997, PTR paid quarterly dividends on the Series A Preferred Shares of $0.4377425 per share and quarterly dividends on its Series B Preferred Shares of $0.5625 per share.

   FUNDS FROM OPERATIONS

     Funds from operations is defined as net earnings computed in accordance with GAAP, excluding gains (or losses) from real estate transactions, provisions for possible losses, extraordinary items, significant non-recurring items and real estate depreciation. PTR believes that funds from operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides a reader with an indication of the ability of PTR to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by PTR, while consistent with the National Association of Real Estate Investment Trusts (NAREIT) definition, will not be comparable to similarly titled measures of other REIT's which do not compute funds from operations in a manner consistent with PTR. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds from operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are described above under "--Distributions".

     In 1996, PTR contributed its Homestead Village extended-stay lodging assets to Homestead. Management believes that funds from operations for the nine months ended September 30, 1996 should be adjusted to reflect the effects of the Homestead transaction to provide a more meaningful comparison to the historical 1997 results. Accordingly, pro forma funds from operations for the nine months ended September 30, 1996 has been calculated as if the Homestead transaction had occurred on January 1, 1996. The funds from operations information is unaudited and the pro forma funds from operations is not necessarily indicative of what actual funds from operations would have been if the Homestead transaction had occurred on January 1, 1996.

Funds from operations and pro forma funds from operations (1996) are as follows (amounts in thousands):

                                                                      FOR THE THREE MONTHS    FOR THE NINE  MONTHS
                                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                         1997        1996       1997         1996
                                                                         ----        ----       ----         ----
Net earnings attributable to Common Shares............................ $(40,919) $  43,793  $  29,789    $  85,613
Add (Deduct):
     Depreciation on real estate investments..........................   13,364     10,987     38,052       32,230
     Provision for possible loss on investments.......................       --         --      1,500           --
     Gain on disposition of investments, net..........................  (10,723)   (25,257)   (47,930)     (33,340)
     Extraordinary item-loss on early extinguishment of debt, net.....       --        (49)        --          788
     Amortization related to Homestead Notes..........................     (340)        --       (868)          --
     Costs incurred in acquiring Management Companies
        from an affiliate.............................................   71,707         --     71,707           --
                                                                       --------   --------  ----------   ---------
Historical funds from operations attributable to Common Shares........   33,089     29,474     92,250       85,291
Add (deduct) pro forma adjustments relating to the contribution of
   Homestead Assets:
     Reduction in revenues and operating expenses (1).................       --     (4,635)        --      (12,190)
     Increase in interest income (2)..................................       --      1,668         --        3,691
     Increase in interest expense (3).................................       --       (157)        --         (446)
     Reduction in capitalized interest (4)............................       --       (857)        --       (2,035)
     REIT Management fee effect (5)...................................       --        953         --        2,400
     Other   .........................................................       --        (34)        --          (26)
                                                                       --------   --------  ----------   ---------
          Total pro forma adjustments.................................       --     (3,062)        --       (8,606)
                                                                       --------   --------  ----------   ---------
Funds from operations attributable to Common Shares
   (Pro forma for 1996)............................................... $ 33,089  $  26,412  $  92,250    $  76,685
                                                                       ========  =========  =========    =========
Weighted-average Common Shares outstanding............................   81,506     72,628     78,280       72,355
                                                                       ========  =========  =========    =========


----------
(1)  Represents   the  elimination   of  Homestead's   historical  revenues  and
     operating expenses.

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

                          PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         At a special meeting of PTR's common shareholders held on September 8, 1997, shareholders approved the Merger and Issuance Agreement which among other things contemplated the acquisition of the businesses and operations of the Management Companies from Security Capital Group in exchange for 3,295,533 Common Shares. Of the total Common Shares voted, 62,972,738 (99.3%) were voted in favor and 463,192 (0.7%) were voted against the transaction.

         Additionally, shareholders approved an amendment to PTR's Restated Declaration of Trust exempting the Merger transactions from certain provisions which restrict transactions with affiliates. Of the total Common Shares voted 64,689,368 (99.3%) were voted in favor of the proposal and 457,816 (0.7%) were voted against the proposal.

         The final proposal approved by the shareholders at the special meeting was the 1997 Long-Term Incentive Plan. Of the total Common Shares voted, 60,389,291 (95.3%) were voted in favor of the proposal and 2,990,954 (4.7%) were voted against the proposal.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          12.1    --       Computation of Ratio of Earnings to Fixed Charges.

          12.2    --       Computation of Ratio of Earnings to Fixed Charges and
                           Preferred Share Dividends.

          15      --       Letter from KPMG Peat Marwick LLP dated  November 13,
                           1997 regarding unaudited financial information.

          27      --       Financial Data Schedule

       (b) Reports on Form 8-K:


          DATE                 ITEM REPORTED           FINANCIAL STATEMENTS
      ------------            ---------------          --------------------
      July 21, 1997            Item 5, Item 7                   Yes
    September 9, 1997              Item 7                       Yes
   September 15, 1997         Item 5, Item 7                   No


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SECURITY CAPITAL PACIFIC TRUST


                                             By: /s/ BRYAN J. FLANAGAN
                                           --------------------------------
                                                 Bryan J. Flanagan
                                               SENIOR VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)


                                               BY: /s/ ASH K. ATWOOD
                                           --------------------------------
                                                   Ash K. Atwood,
                                           VICE PRESIDENT & CO-CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

Date: November 13, 1997