Form 10-K405
period 1997-12-31
SECURITY CAPITAL PACIFIC TRUST
filed 1998-03-20
CIK 80737

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                           7670 SOUTH CHESTER STREET
                           ENGLEWOOD, COLORADO 80112
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)



                                (303) 708-5959
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                                                       NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                  ON WHICH REGISTERED
                    -------------------                -----------------------
      Common Shares of Beneficial Interest, par value
       $1.00 per share                                 New York Stock Exchange
      Cumulative Convertible Series A Preferred
       Shares of
       Beneficial Interest, par value $1.00 per share  New York Stock Exchange
      Series B Cumulative Redeemable Preferred Shares
       of
       Beneficial Interest, par value $1.00 per share  New York Stock Exchange
      Preferred Share Purchase Rights                  New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the closing price of the registrant's common shares on March 16, 1998, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,360,561,303.

  At March 16, 1998, there were outstanding approximately 92,821,095 of the registrant's Common Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1998 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                              PAGE
 ----                             -----------                              ----

                                     PART I

      Glossary...........................................................    1
 1.   Business...........................................................    5
      Security Capital Pacific Trust.....................................    5
      Trustees and Officers of PTR.......................................    9
      Employees..........................................................   16
      Insurance..........................................................   16
      Competition........................................................   16
      Americans with Disabilities Act....................................   17
      Environmental Matters..............................................   17
 2.   Properties.........................................................   17
      Geographic Distribution............................................   17
      Real Estate Portfolio..............................................   18
 3.   Legal Proceedings..................................................   26
 4.   Submission of Matters to a Vote of Security Holders................   26

                                    PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder
      Matters............................................................   26
 6.   Selected Financial Data............................................   29
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..............................................   31
      Overview...........................................................   31
      Results of Operations..............................................   36
      Liquidity and Capital Resources....................................   41
 7A.  Quantitive and Qualitative Disclosures About Market Risk...........   46
 8.   Financial Statements and Supplementary Data........................   46
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure Matters......................................   47

                                    PART III

 10.  Trustees and Executive Officers of the Registrant..................   47
 11.  Executive Compensation.............................................   47
 12.  Security Ownership of Certain Beneficial Owners and Management.....   47
 13.  Certain Relationships and Related Transactions.....................   47

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   47

                                    GLOSSARY

  The following abbreviations, acronyms or defined terms used in this Form 10-K are defined below:

   ABBREVIATION, ACRONYM, OR
         DEFINED TERM                       DEFINITION/DESCRIPTION
   -------------------------                ----------------------
1998 Proxy Statement........... PTR's definitive proxy statement for its 1998 annual meeting of shareholders.
401(k) Plan.................... PTR's 401(k) Plan which was adopted by the
                                 Board and became effective on January 1,
                                 1998.
ADA............................ Americans with Disabilities Act.
APB............................ Accounting Principles Board.
ASA............................ Administrative Services Agreement whereby
                                 Security Capital Group provides services for
                                 PTR which include but are not limited to:
                                 research, payroll and human resources, cash
                                 management, accounts payable, data
                                 processing, investor relations, and
                                 insurance, legal and tax administration, in
                                 exchange for a fee.
ATLANTIC....................... Security Capital Atlantic Incorporated.
Average Rental Rate Per Unit... Represents weighted-average monthly "market rents" per unit during each period.
Board.......................... Board of Trustees of PTR.
Capital Markets Group.......... Security Capital Markets Group Incorporated.
Chase.......................... Chase Bank of Texas, National Association.
Collections Growth............. Represents percentage growth in actual rental revenues, net of vacancies, bad debts and
                                 concessions.
Common Share(s)................ PTR common shares of beneficial interest, par value $1.00 per share.
Delivery Date For First Units.. Represents the actual or expected date that the first completed Multifamily units were
                                 or are expected to be made available for
                                 leasing. PTR begins leasing completed units
                                 prior to completion of the entire community.
DRSP........................... PTR's 1998 Dividend Reinvestment and Share
                                 Purchase Plan which became effective in
                                 February 1998.
EPS............................ Earnings per share.
Funds From Operations.......... Net earnings computed in accordance with
                                 GAAP, excluding real estate depreciation,
                                 gains (or losses) from depreciated real
                                 estate, provisions for possible losses, non-
                                 cash interest income from Homestead Notes,
                                 extraordinary items and significant non-
                                 recurring items. The Funds From Operations
                                 measure presented by PTR, while consistent
                                 with the NAREIT definition, will not be
                                 comparable to similarly titled measures of
                                 other REITs which do not compute Funds From
                                 Operations in a manner consistent with PTR.

ABBREVIATION, ACRONYM, OR DEFINED
              TERM                             DEFINITION/DESCRIPTION
---------------------------------              ----------------------
GAAP.............................  Generally accepted accounting principles.
Homestead........................  Homestead Village Incorporated, the company to which PTR contributed the Homestead
                                    Assets on October 17, 1996. (See "Item
                                    14(a). Financial Statements and Schedule,
                                    Note 3, Homestead Transaction and Homestead
                                    Notes.")
Homestead Assets.................  54 extended-stay lodging facilities known as
                                    Homestead Village(R) properties, or the
                                    rights to acquire sites for such properties,
                                    which were contributed by PTR to Homestead
                                    on October 17, 1996 in exchange for
                                    Homestead Notes and Homestead common stock.
Homestead Distribution...........  A special distribution to PTR's holders of
                                    Common Shares of 0.125694 shares of
                                    Homestead common stock and warrants to
                                    purchase 0.084326 shares of Homestead common
                                    stock per PTR Common Share, which occurred
                                    on November 12, 1996.
Homestead Notes..................  Homestead convertible mortgage notes PTR receives from Homestead in exchange for
                                    PTR's fundings under a $198.8 million
                                    funding commitment agreement. Homestead uses
                                    the funds to complete the development and
                                    construction of the Homestead Assets.
In Planning......................  Parcels of land owned or Under Control upon which Multifamily construction is expected
                                    to commence within 36 months.
Incentive Plan...................  PTR's Long-Term Incentive Plan which was approved by holders of Common Shares on
                                    September 8, 1997 and includes an employee
                                    stock purchase plan and a stock option plan.
Lease-Up.........................  The phase during which newly constructed
                                    Multifamily units are being leased for the
                                    first time, but prior to the community
                                    becoming Stabilized.
Lenders..........................  Collectively, the group of financial institutions led by Chase which lend to PTR
                                    under its $350 million unsecured revolving
                                    line of credit.
Long-Term Undepreciated Book       The sum of Long-Term Debt, mortgages payable
 Capitalization..................   and shareholders' equity after adding back
                                    accumulated depreciation.
Long-Term Debt or Notes..........  Collectively, PTR's long-term unsecured senior notes payable.
Management Companies.............  Collectively, the Property Manager and the
                                    REIT Manager.
Merger...........................  The September 9, 1997 Merger which resulted in PTR's acquisition of the Management
                                    Companies from Security Capital Group, at
                                    which time PTR became an internally managed
                                    REIT. (See "Item 14(a). Financial Statements
                                    and Schedule, Note 7, Acquisition of REIT
                                    Manager and Property Manager.")

   ABBREVIATION, ACRONYM, OR
         DEFINED TERM                        DEFINITION/DESCRIPTION
   -------------------------                 ----------------------
Moderate Income................  Households earning 65% to 90% of the median income in a given submarket. PTR's Moderate
                                  Income communities target this segment of
                                  the renter market.
Multifamily....................  PTR's garden-style apartment units or communities (excludes Homestead Assets,
                                  which were contributed to Homestead on
                                  October 17, 1996).
NAREIT.........................  National Association of Real Estate
                                  Investment Trusts.
Net Operating Income (NOI).....  Rental revenues less Property Operating
                                  Expenses.
Net Operating Income Growth....  Represents growth in Net Operating Income between comparative periods.
NSP............................  PTR's Nonqualified Savings Plan which was adopted by the Board and became effective on
                                  January 1, 1998.
NYSE...........................  New York Stock Exchange.
PACIFIC........................  Security Capital Pacific Incorporated, a
                                  Maryland corporation, which merged with and
                                  into PTR in 1995.
PACIFIC Merger.................  1995 merger of PACIFIC with and into PTR.
                                  (See "Item 14(a). Financial Statements and
                                  Schedule, Note 9, 1995 Pacific Merger and
                                  Concurrent Subscription Offerings.")
Participating Preferred Shares.  PTR Junior Participating Preferred Shares,
                                  par value $1.00 per share.
Preferred Shares...............  Collectively, the PTR Series A Preferred
                                  Shares and PTR Series B Preferred Shares.
Prestabilized..................  The period prior to a community being
                                  Stabilized (see Stabilized).
Property Manager...............  SCG Realty Services Incorporated, the entity that managed most of PTR's communities prior
                                  to September 9, 1997, the Merger date.
Property Operating Expenses....  The sum of rental expenses, real estate taxes and property management fees.
PTR............................  Security Capital Pacific Trust. ("PTR" is the
                                  New York Stock Exchange ticker symbol.)
Purchase Rights................  PTR preferred share purchase rights which entitle the holder of each right under
                                  certain circumstances to purchase from PTR
                                  one one-hundredth of a share of a series of
                                  Participating Preferred Shares, at a price
                                  of $60.00 per one-hundredth of a
                                  Participating Preferred Share, subject to
                                  adjustment.
REIT...........................  Real estate investment trust.
REIT Manager...................  Security Capital Pacific Incorporated, the
                                  entity that served as PTR's REIT Manager
                                  prior to September 9, 1997, the Merger date.
Same Store Communities.........  Communities which were fully operational for comparable periods.
SEC............................  Securities and Exchange Commission.

   ABBREVIATION, ACRONYM, OR
         DEFINED TERM                       DEFINITION/DESCRIPTION
   -------------------------                ----------------------
Security Capital Group......... Security Capital Group Incorporated, PTR's
                                 largest shareholder and the owner of the
                                 Property Manager and REIT Manager until
                                 September 9, 1997 (See Merger).
Series A Preferred Shares...... PTR Series A Cumulative Convertible Preferred
                                 Shares of Beneficial Interest, par value
                                 $1.00 per share.
Series B Preferred Shares...... PTR Series B Non-Convertible Cumulative
                                 Redeemable Preferred Shares of Beneficial
                                 Interest, par value $1.00 per share.
SFAS........................... Statement of Financial Accounting Standards.
Stabilized..................... The classification assigned to a Multifamily community after renovation, repositioning,
                                 new management and new marketing programs
                                 (or development and marketing in the case of
                                 newly developed communities) have been
                                 completed for a sufficient period of time
                                 (but in no event longer than 12 months,
                                 except for major rehabilitations) to achieve
                                 93% occupancy at market rental rates.
Total Expected Investment...... For community developments, represents total budgeted land and development costs,
                                 capitalizable in accordance with GAAP; for
                                 operating communities, represents cost plus
                                 budgeted expenditures capitalizable in
                                 accordance with GAAP, including planned
                                 rehabilitation costs needed to conform to or
                                 maintain the community at PTR's standards.
Trustee(s)..................... Member(s) of PTR's Board of Trustees.
Under Control.................. Land parcels which PTR has an exclusive right
                                 (through contingent contract or letter of
                                 intent) during a contractually agreed-upon
                                 time period to acquire land for future
                                 development of Multifamily communities,
                                 subject to approval of contingencies during
                                 the due diligence process, but does not
                                 currently own the land. There can be no
                                 assurance that such land will be acquired.
West Coast Markets............. California, the Pacific Northwest (Seattle,
                                 Washington and Portland, Oregon) and Salt
                                 Lake City, Utah.

                                    PART I

ITEM 1. BUSINESS

SECURITY CAPITAL PACIFIC TRUST

  Security Capital Pacific Trust (NYSE Symbol: "PTR") is an internally managed equity REIT which was formed in 1963. PTR's principal focus is to generate long-term, sustainable growth in per share cash flow while providing outstanding service to its customers. PTR's objective is to be the preeminent real estate operating company focusing on the development, acquisition, operation and long-term ownership of Multifamily communities in the growing markets of the western United States. Proprietary real estate and customer research provides the foundation for PTR's investment and operating strategies.

 Investment Strategy

  PTR's research-driven investment strategy is focused on deploying capital in markets and submarkets which have the following characteristics: (i) attractive long-term economic fundamentals, (ii) high barriers to entry against new supply, and (iii) expensive single-family housing. Barriers to entry exist when there is a very limited amount of land zoned for multifamily development, and where local municipalities are reluctant to zone additional land for multifamily communities. Examples include Seattle, Washington, the San Francisco Bay area and San Diego, California. The management of PTR believes that investments in markets and submarkets that have these characteristics will produce superior long-term cash flow growth and, therefore, will create substantial long-term value for PTR's shareholders.

  PTR's continuing investment in extensive research enables identification of markets and submarkets with strong economic fundamentals and very difficult development environments (high barriers to entry). This combination of consistent demand and limited competition is expected to produce dependable long-term growth in cash flow and value for PTR's shareholders.

  PTR's research has identified several markets with superior long-term fundamentals for Multifamily investments. During the past three years, the company has taken advantage of an unusually attractive opportunity to acquire existing Multifamily communities in its West Coast Markets very early in their respective recovery cycles, by purchasing $1.1 billion of existing communities at very attractive yields. As of December 31, 1997, 53% of PTR's capital, based on Total Expected Investment, was invested in its West Coast Markets, a significant increase from only 17% invested in these markets as of December 31, 1995. The positive impacts of these acquisitions on PTR's performance have been significant. Recent acquisition and development volume (based on Total Expected Investment) and same store revenue growth during the fourth quarter of 1997 for selected West Coast Markets are listed below. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Analysis of Same Store Community Results."):

                                      TOTAL ACQUISITIONS AND     SAME STORE
                                       CONSTRUCTION STARTS     REVENUE GROWTH
                  MARKET                   12/95-12/97       FOURTH QUARTER 1997
                  ------              ---------------------- -------------------
                                          (IN THOUSANDS)
      San Francisco Bay Area.........        $406,626               12.70%
      Seattle, Washington............        $231,626                6.94%
      San Diego, California..........        $130,716               11.91%
      Orange County, California......        $106,110                6.70%

  In addition to the acquisition of well-located existing communities, PTR believes that substantial long-term shareholder value will be created through the development of carefully planned Multifamily communities in markets and submarkets with high barriers to entry against new development. During the past three years, PTR has assembled a development pipeline of $943 million, based on Total Expected Investment, of new communities that are either under construction or In Planning, in its key West Coast Markets (including $478 million Under Control). This development pipeline creates a significant competitive advantage for PTR in these markets and is expected to provide a tremendous growth opportunity as the communities are completed and Stabilized at very attractive yields during the next four years.

  The majority of PTR's development efforts emphasize the development of Multifamily communities targeted at Moderate Income households. PTR defines Moderate Income households to be those households earning 65% to 90% of the median income in a given submarket. Moderate Income households represent one of the largest and most underserved segments of the renter population. PTR believes that these households exhibit a number of very important characteristics that make them particularly desirable customers. For example, they are typically longer-term residents, which results in lower resident turnover and, therefore, lower overall costs to refurbish units for re-leasing. In addition, there is relatively limited competition for this segment of the market because most developers target the upper income segment of the market. PTR believes that focusing on the Moderate Income segment will allow it to achieve more consistent rental increases and higher occupancies over the long-term and, thereby, realize sustainable cash flow growth and appreciation in value.

  The table below illustrates the growth in PTR's Multifamily portfolio, based on Total Expected Investment, resulting from the execution of its investment strategy:

                                            TOTAL EXPECTED INVESTMENT
                         ---------------------------------------------------------------
                          JANUARY
                            31,                         DECEMBER 31,
                         ---------- ----------------------------------------------------
                            1998       1997       1996       1995       1994      1993
                         ---------- ---------- ---------- ---------- ---------- --------
                                                 (IN THOUSANDS)
Operating Communities:
  Acquired(1)........... $1,687,897 $1,705,544 $1,514,019 $1,270,419 $  937,683 $666,497
  Developed(1)..........    600,175    600,175    377,809    244,848    171,505   66,893
                         ---------- ---------- ---------- ---------- ---------- --------
    Total operating
     communities........ $2,288,072 $2,305,719 $1,891,828 $1,515,267 $1,109,188 $733,390
Communities under
 construction...........    418,840    418,840    354,852    297,549    170,017  140,563
Communities In Planning
 and owned..............    417,449    369,130    296,956    185,683    194,001   81,455
                         ---------- ---------- ---------- ---------- ---------- --------
    Total owned
     communities........ $3,124,361 $3,093,689 $2,543,636 $1,998,499 $1,473,206 $955,408
                         ========== ========== ========== ========== ========== ========
Communities In Planning
 and Under Control...... $  491,707 $  537,736 $  451,914 $  146,894 $  152,313 $136,687
                         ========== ========== ========== ========== ========== ========

--------
(1) Net of any dispositions.

 Customer Research

  PTR uses its proprietary customer research to continuously refine its product and service offering. For example, in 1991, PTR and Security Capital Group did extensive research on the extended-stay industry, which resulted in the development of the Homestead Assets. These assets were ultimately contributed to Homestead in exchange for Homestead Notes and Homestead common stock in 1996 (see "Item 14(a). Financial Statements and Schedule, Note 3, Homestead Transaction and Homestead Notes"). Similarly, based on its research, PTR has developed "village" communities which are designed to offer customers an extraordinary level of amenities, including sports and recreation areas, theaters and business centers, at a moderate price. PTR believes its "village" communities will generate consistent, long-term growth by providing a large segment of the renter market with amenities beyond those traditionally available in Multifamily communities. The Homestead transaction and PTR's "village" communities demonstrate the value-added results of PTR's continual investment in customer and product research and development.

  PTR's customer research is also focused on understanding which ancillary products and services add value for customers. PTR's philosophy is to offer products and services to its customers that emphasize increased convenience or lifestyle enhancement, at attractive prices. In 1996, PTR began establishing strategic alliances with a select number of nationally recognized telecommunications providers to offer products and services, including cable, local and long distance telephone, and internet access, to its customers. In 1997, PTR introduced state-of-the-art, high-speed data service in cooperation with Microsoft and GTE, at three of its communities. PTR has plans to offer high-speed data service in connection with several nationally recognized providers at a number of its communities throughout 1998.

  During 1997, PTR launched a broad, customer-based research program to guide the company in further developing a highly focused, customer-driven approach to its business. Over the past nine months, PTR interviewed more than 430 of its residents in an effort to thoroughly understand their needs, as well as to understand the key variables involved in selecting an apartment community. The results of this research effort will allow PTR to create a comprehensive product offering encompassing all aspects of its business, that should allow PTR to develop a strong long-term brand identity. This innovative approach to its business is expected to create significant incremental value for PTR's shareholders as a result of increasing customer preference for PTR's unique combination of products and services.

 Customer-Focused Property Management

  PTR believes that its communities must be actively managed in order to maximize cash flow and enhance long-term economic performance. As of January 31, 1998, approximately 95.4% of PTR's operating Multifamily communities were internally managed, based on Total Expected Investment, with the balance of the communities in various stages of transition from third-party management.

  PTR emphasizes locally based management as management believes it improves PTR's ability to anticipate and respond to changes in local market conditions and resident needs. PTR believes that it has developed superior operating procedures, financial controls, information systems and training programs, which it expects will positively affect growth in rental and occupancy rates.

  PTR recognizes that a highly focused customer service approach to day-to-day management is essential to maximize short and long-term cash flow growth from each of its Multifamily communities. As a result, PTR is dedicated to maximizing the performance of each of its communities by providing consistent, high quality residential services to its customers through the development of innovative ideas to enhance customer service and resident satisfaction while maximizing cash flow growth.

  A few of the programs which PTR has developed recently that are currently in the process of being fully implemented are summarized below:

  . PTR utilizes a Regional Information Management ("RIM") Center concept which is designed to enable property-level management personnel to focus on PTR's customers, the residents, while moving certain accounting and administrative functions to the regionally located RIM Center. Each RIM Center is designed to carry out these functions for the communities in several cities. PTR believes that the RIM Center approach creates substantial economies of scale, together with better accounting control and enhanced cash management capabilities.

  . PTR had also initiated resident utility billing programs at approximately
    98% of PTR's Multifamily operating communities as of January 31, 1998. Under this arrangement, water and sewer usage are metered and billed to individual residents, thereby enabling PTR to better control operating expenses, while providing residents with the incentive to minimize usage.

  . PTR has aggressively pursued revenue sharing agreements with certain nationally recognized cable television and telephone service providers. The arrangements require the telecommunication providers to continually upgrade service to ensure state-of-the-art offerings in this rapidly changing industry. The agreements also allow PTR to receive a percentage of the service providers' revenues generated from subscribing residents while increasing the quality and accessibility of these services to residents. PTR currently has signed these types of revenue-sharing agreements for 79% of the Multifamily communities in its portfolio.

  These creative initiatives coupled with highly focused day-to-day management have contributed and are expected to continue to contribute to the growth in Net Operating Income and cash flow generated by PTR's Multifamily operating communities.

 Management Depth and Succession Planning

  PTR believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the company. PTR believes that several of its senior officers could serve as the principal executive officer and continue PTR's strong performance. See "--Trustees and Officers of PTR." PTR's management team emphasizes active training and organizational development initiatives for associates at all levels of the company as critical to building long-term management depth and succession planning. PTR has an organizational development group with nine professionals to focus on this key initiative.

 Conservative Financial Strategy

  PTR continues to focus on maintaining a strong balance sheet and has a significant equity base, with a total equity market capitalization of $2.54 billion at December 31, 1997. PTR finances its investment activity primarily through internally generated cash flow from operations, community dispositions, the issuance of Long-Term Debt and strategically accessing the equity markets. Additionally, PTR's $350 million unsecured line of credit and other credit facilities are used for working capital purposes and for short-term borrowings prior to arranging permanent financing. PTR's strong balance sheet and access to capital provide significant financial flexibility that allows PTR to take advantage of attractive investment opportunities in an efficient manner.

  A key component of PTR's conservative financial strategy is the issuance of fixed rate, unsecured, Long-Term Debt. In order to minimize refinancing risk, PTR's Long-Term Debt offerings are carefully structured to create a relatively level principal maturity schedule, without large repayment obligations in any future year. As of December 31, 1997, PTR's $630 million of unsecured, Long-Term Debt had an effective average fixed interest rate of 7.64% and an original weighted-average life to maturity of 13.4 years. PTR's Long-Term Debt and mortgages payable as a percentage of Long-Term Undepreciated Book Capitalization was 34.91% at December 31, 1997 (37.93% on a pro forma basis giving effect to the $125 million in Long-Term Debt issued on March 6, 1998 and the application of the proceeds therefrom).

 1997 Accomplishments

  . PTR's strong growth in 1997 was driven primarily by the successful implementation of its investment strategy, with development activity generating 53% of the growth in Funds From Operations and acquisition activity generating 38%. The remaining 9% of growth in Funds from Operations was produced by a 2.53% increase in Net Operating Income at PTR's Same Store Communities.

  . Due to the strength of PTR's financial and business position, Moody's
    Investors Services, Inc. raised its credit ratings on PTR's Long-Term Debt from Baa2 to Baa1 in the fourth quarter of 1997. Standard & Poor's Ratings Group maintained its A- rating on PTR's Long-Term Debt throughout 1997.

  . PTR completed the assembly of a substantial pipeline of development communities in its West Coast Markets. As of December 31, 1997, PTR owned or controlled land for the development of $943 million of new communities in these markets that are either under construction or In Planning (including $478 million Under Control). PTR expects to complete and stabilize more than $250 million of development communities annually in its West Coast Markets at very attractive yields during each of the next four years. This development pipeline is expected to contribute substantially to PTR's future cash flow growth.

  . PTR commenced construction on 12 Multifamily communities, representing
    3,423 units and a Total Expected Investment of approximately $265.1 million, during 1997. At December 31, 1997, PTR had 5,545 units under construction, representing a Total Expected Investment of $418.8 million. During 1997, seven communities with a Total Expected Investment of $136.0 million achieved stabilization, adding 2,204 units to PTR's Stabilized portfolio.

  . In 1997, PTR completed the acquisition of 15 Multifamily communities representing 4,655 operating units and a Total Expected Investment of $399.0 million, all of which were located in targeted submarkets in its West Coast Markets. As of January 31, 1998, PTR had $1.17 billion in operating communities in its West Coast Markets, based on Total Expected Investment.

  . PTR continued to dispose of existing assets and efficiently redeploy the proceeds through tax-deferred exchanges into Multifamily investments with more attractive long-term growth prospects. In 1997, PTR disposed of 27 Multifamily communities, representing 7,250 operating units, realizing aggregate gains of $48.2 million on aggregate proceeds of $304.6 million, which were redeployed into strategic acquisitions in its West Coast Markets.

  . During the third quarter of 1997, 99% of voting PTR shareholders voted in favor of the Merger. In the transaction, PTR exchanged 3,295,533 Common Shares for the REIT Manager and Property Manager, previously owned by Security Capital Group. In addition, Security Capital Group issued pro rata directly to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital Group), $102 million of warrants to acquire 3,644,430 shares of Class B common stock of Security Capital Group at an exercise price of $28 per share. As a result, PTR became an internally managed REIT with Security Capital Group continuing as its largest shareholder (33.1% ownership at January 31, 1998). Personnel employed by the Management Companies became employees of PTR (see "Item 14(a). Financial Statements and Schedule, Note 7, Acquisition of REIT Manager and Property Manager").

TRUSTEES AND OFFICERS OF PTR

 Trustees of PTR

  C. RONALD BLANKENSHIP--48--Non-Executive Chairman of PTR since June 1997, Chairman of PTR from June 1991 to June 1997 and Trustee since June 1991; Advisory Director of Homestead since October 1996; Director, Storage USA, Inc. since December 1997; Managing Director of Security Capital Group since March 1991; from June 1988 to March 1991, Regional Partner, Trammell Crow Residential, Chicago, Illinois (multifamily real estate development and property management); prior thereto, Executive Vice President and Chief Financial Officer, The Mischer Corporation, Houston, Texas (multi-business holding company with investments primarily in real estate). While with Trammell Crow Residential, Mr. Blankenship was on the Management Board for Trammell Crow Residential Services, a property management company that managed approximately 90,000 multifamily units nationwide, and was Chief Executive Officer of Trammell Crow Residential Services--North, which managed 10,000 multifamily units in the Midwest and Northeast. In his various positions prior to his affiliation with Security Capital Group, Mr. Blankenship supervised the development of approximately 9,300 multifamily units.

  JAMES A. CARDWELL--66--Trustee of PTR since May 1980; since May 1992 Chief Executive Officer of Petro Stopping Centers, L.P., El Paso, Texas (operation of full-service truck stopping centers), the predecessor for which he founded in 1975; Director, El Paso Electric Company.

  JOHN T. KELLEY, III--57--Trustee of PTR since January 1988; founding officer and Advisory Trustee of Security Capital Industrial Trust, Aurora, Colorado (ownership and development of industrial parks in the United States, Mexico and Europe); from 1987 to 1991, Chairman of the Board, Kelley-Harris Company, Inc., El Paso, Texas (real estate investment company); from 1968 to 1987, Managing Director, LaSalle Partners Limited, Chicago, Illinois (corporate real estate services). Mr. Kelley is also a Director of Security Capital Group and Chairman of Pacific Retail Trust (ownership and development of infill retail properties in the western United States).

  CALVIN K. KESSLER--66--Trustee of PTR since January 1972; President and principal shareholder, Kessler Industries, Inc., El Paso, Texas (manufacturer of furniture and aluminum castings) since 1960.

  WILLIAM G. MYERS--70--Trustee of PTR since May 1994; Chief Executive Officer of Ojai Ranch and Investment Company, Inc., Santa Barbara, California, which he founded in 1963 (agribusiness and other investments); Director, Chalone Wine Group, Napa, California. Mr. Myers is also a Trustee of Security Capital Industrial Trust.

  JAMES H. POLK, III--55--Trustee of PTR since January 1976; Managing Director of Capital Markets Group from August 1992 to June 1997. Mr. Polk was affiliated with PTR from January 1976 to June 1997 in various capacities, including President and Chief Executive Officer. Mr. Polk is registered with the National Association of Securities Dealers, Inc. and is past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.

  JOHN C. SCHWEITZER--53--Trustee of PTR since April 1976; Director of Homestead since April 1997; Trustee of Pacific Retail Trust since June 1997; Managing Partner, Continental Properties Company, Austin, Texas (real estate and investments) since 1976; General Partner, G.P. Campbell Capital Ltd. (real estate and investments) since 1976; Trustee, Texas Christian University; Director, Austin Smiles, Westgate Corporation, Chase, and Continental Transmissions.

  R. SCOT SELLERS--41--President and Chief Executive Officer of PTR since June 1997, where he has overall responsibility for PTR's operations and strategic direction; previously, Managing Director of PTR from September 1994 to June 1997, where he was responsible for PTR's Multifamily investment program. From May 1994 to September 1994, Senior Vice President of PTR; from April 1993 to May 1994, Senior Vice President of Security Capital Group, where he was responsible for portfolio acquisitions from institutional sources. From September 1981 to April 1993, Mr. Sellers was an operating partner and Vice President of Lincoln Property Company, where he was responsible for the development of more than 6,500 multifamily units in a number of different markets. Other responsibilities at Lincoln Property Company included asset management of an apartment portfolio valued in excess of $500 million and acquisition activity in the western United States. The Board has nominated Mr. Sellers for election as a Trustee at the 1998 annual shareholders' meeting.

 Executive Officers of PTR

  The executive officers of PTR are:

      NAME                       AGE TITLE
      ----                       --- -----
      R. Scot Sellers...........  41 President and Chief Executive Officer
      Patrick R. Whelan.........  41 Managing Director--Operations
      Richard A. Banks..........  50 Managing Director--West Region
      Jay S. Jacobson...........  45 Managing Director--Central/Northwest Region
      Richard W. Dickason.......  41 Senior Vice President
      Bryan J. Flanagan.........  45 Senior Vice President
      John Jordano, III.........  41 Senior Vice President
      Jeffrey A. Klopf..........  49 Senior Vice President and Secretary

  R. SCOT SELLERS--41--See "Trustees of PTR" above.

  PATRICK R. WHELAN--41--Managing Director of PTR since December 1996, where he has overall responsibility for PTR's operations; previously, President of the Property Manager, where he had overall responsibility for Multifamily property management nationwide. From February 1994 to October 1994, Mr. Whelan was Senior Vice President and Co-Manager of Multifamily Acquisitions for Security Capital Group; from July 1986 to January 1994, Senior Vice President of Trammell Crow Company (development, acquisition and management of commercial properties). Prior thereto, Mr. Whelan held senior financial and operations positions with General Electric Capital Corporation.

  RICHARD A. BANKS--50--Managing Director of PTR since December 1997 and Senior Vice President of PTR from August 1997 to December 1997, where he has responsibility for investments and operations in the West Region. From January 1995 to August 1997, Mr. Banks served as President and Chief Executive Officer of Lincoln Residential Services, where he was responsible for all aspects of leading a full service property management company of approximately 40,000 multifamily units in the western United States; from July 1993 to January 1995, Vice President of Lincoln Property Company, Irvine, California, with responsibility for overall management and revenue growth for the region. Prior thereto, Mr. Banks was with American Real Estate Group, where he oversaw the asset management of a $300 million portfolio of real estate assets.

  JAY S. JACOBSON--45--Managing Director of PTR since December 1997 and Senior Vice President of PTR from June 1996 to December 1997, where he has overall responsibility for investments and operations in the Central/Northwest Region; Vice President of PTR from July 1993 to June 1996. From 1988 to June 1993, Vice President--Residential Development for Michael Swerdlow Companies, Inc. and Hollywood Inc., (South Florida real estate development/management companies under common control), where he was responsible for the planning and development of large scale single family and multifamily developments as well as other development properties. Previously, Mr. Jacobson was a general partner and Chief Executive Officer of Meridian Land Company, a Denver-based residential development firm.

  RICHARD W. DICKASON--41--Senior Vice President of PTR since October 1997, where he has overall responsibility for investments in the Northwest Region; from March 1995 to October 1997, Vice President of PTR. From December 1993 to March 1995, Vice President of PACIFIC; from July 1992 to September 1993, President of J.M. Peters Company/Capital Pacific Homes, where he acquired property for the development of single-family homes and multifamily communities. From May 1980 to January 1992, Partner and Vice President of Lincoln Property Company N.C. Inc., where he was responsible for the acquisition, development, construction and management of a 4,000 unit multifamily residential portfolio in California. Prior thereto, Mr. Dickason represented private investors in the development of condominiums, townhouses, shopping centers and single-family homes throughout California.

  BRYAN J. FLANAGAN--45--Senior Vice President of PTR since November 1996, where he is responsible for financial operations. From June 1995 to November 1996, Mr. Flanagan was responsible for the financial operations of Security Capital Group. Prior to joining Security Capital, Mr. Flanagan was Vice President-Financial Analysis for Marriott Hotels, Resorts and Suites from September 1987 to June 1995.

  JOHN JORDANO, III--41--Senior Vice President of PTR since October 1997, where he has overall responsibility for PTR's investment activity in the West Region; from March 1995 to October 1997, Vice President of PTR and from August 1994 to March 1995, Vice President of PACIFIC. From January 1992 to July 1994, Senior Vice President of Prospect Partners, where he was responsible for identifying and advising individual and corporate clients on financial institution and Resolution Trust Corporation apartment acquisition and investment opportunities in the western United States. Prior thereto, partner with Trammell Crow Residential Company, where he established the Sacramento office and was responsible for the development of multifamily communities.

  JEFFREY A. KLOPF--49--Senior Vice President and Secretary of PTR and Security Capital Group since January 1996, where he provides securities offerings and corporate acquisitions services and oversees the provision of legal services for affiliates of Security Capital Group. From January 1988 to December 1995, partner of Mayer, Brown & Platt, where he practiced corporate and securities law.

 Other Officers of PTR

  FRANK R. ANDERSON--39--Vice President of PTR since June 1995, where he is responsible for development activities in Salt Lake City, Utah and Portland, Oregon, together with capital improvement initiatives throughout the Northwest region; prior thereto, from January 1989 to February 1994, Vice President, Acquisitions and Land Development for Shea Homes, a single-family and multifamily developer in San Diego,

California, where he was responsible for all aspects of land acquisition and community development for master-planned residential projects.

  ASH K. ATWOOD--34--Vice President of PTR since November 1996, Co-Controller since June 1997, where he is responsible for PTR's corporate accounting and external financial reporting. Prior thereto, Senior Manager in the assurance practice of KPMG Peat Marwick LLP, where he had extensive involvement in PTR's annual audit and securities offerings since joining the firm in June 1986. Mr. Atwood is a Certified Public Accountant registered in Texas.

  G. WILLIAM BAIN--49--Vice President of PTR since October 1997, where he is responsible for major rehabilitation construction projects in northern California. Prior thereto, from July 1983 to October 1996, Mr. Bain was a Vice President with Woodmont Real Estate Services, where he managed construction rehabilitation projects and environmental programs.

  MICHAEL P. BISSELL--47--Vice President of PTR since February 1997, where he is responsible for community operations in the Northwest Region; from August 1996 to February 1997, Vice President of the Property Manager. From September 1991 to August 1996, President of Michael P. Bissell & Associates, where he was involved in a variety of consulting assignments for clients in the multifamily industry. From March 1990 to July 1991, Mr. Bissell was President of McKinley Properties where he was engaged in the management of multifamily and commercial properties.

  JAMES C. BORMANN--45--Vice President of PTR since December 1995, where he is responsible for construction and property rehabilitation activities in the Central Region; from August 1992 to May 1995, Vice President of construction with Roseland Property Company (formerly Lincoln Property Company Northeast). Prior thereto, he served as Vice President of Construction with Rosewood Property Company and Property Company of America.

  MICHAEL A. BRITTI--38--Vice President of PTR since September 1996 and with PTR since September 1995, where he is responsible for new product development and revenue enhancement through portfolio-wide initiatives. From November 1993 to September 1995, Mr. Britti served as Vice President--Asset Management with the National Corporation for Housing Partnerships in Washington, D.C., where he led acquisitions and restructuring of large apartment portfolios. Prior thereto, from July 1987 to November 1993, he was Vice President of Investment Management, with Oxford Realty Services Corporation in Bethesda, Maryland.

  HENRY J. BUNIS--44--Vice President of PTR since June 1997, where he is responsible for the acquisition of existing communities and land sites for development in the Northwest Region. Previously, Mr. Bunis was with the acquisition group for Security Capital Atlantic Incorporated and with the portfolio acquisition group for Security Capital Group.

  KERRY E. ENDSLEY--49--Vice President of PTR since May 1996, where he is responsible for construction and rehabilitation activities in Denver, Colorado and Austin, Texas. From January 1994 to July 1995, President of Construction for MFI Construction, Inc. in Houston, Texas, where he managed construction of over 1,100 multifamily units in Texas and Colorado. Prior thereto, from October 1988 to December 1993, Vice President of General Contracting for Bradley Construction, Inc., where he was responsible for over 2,000 multifamily units, schools, dormitories and warehouses, and where he recruited personnel.

  ELLEN V. FITZPATRICK--45--Vice President of PTR since October 1997 and with PTR since January 1996, where she is responsible for coordinating due diligence on land pursued for Multifamily development. Ms. Fitzpatrick has held various positions with Security Capital Group since joining the company in March 1992.

  SUE P. FREEDMAN--50--Vice President of PTR since February 1997, where she has overall responsibility for PTR's education and organizational development activities; from November 1996 to February 1997, Vice

President of the Property Manager. From August 1995 to October 1996, creator and manager of Knowledge Work Associates, where she worked with clients on organizational improvement. From January 1984 to July 1995, Ms. Freedman held a number of positions focused on organizational effectiveness with Texas Instruments.

  THOMAS G. GARLOCK--44--Vice President of PTR since August 1997, where he is responsible for supervising production activities throughout Southern California. Prior thereto, Senior Vice President of Construction with Regis Contractors from July 1989 to August 1997.

  PETER M. GRIMM--55--Vice President of PTR since 1975, where he is a project manager in Texas. From March 1973 to 1975, Mr. Grimm was Administrative Vice President of Property Services of America; prior thereto, Mr. Grimm was a registered professional engineer and certified general contractor in private practice.

  DANA K. HAMILTON--29--Vice President of PTR since December 1996, where she is responsible for new product development and revenue enhancement through portfolio-wide initiatives; from April 1996 to December 1996, Vice President of the Property Manager, where she focused on national operations; from August 1994 to April 1995, she participated in the Management Development Program of Security Capital Group.

  CHRISTOPHER C. HARNESS--45--Vice President of PTR since December 1995, where he is responsible for PTR's investment activity in the Central Region; prior thereto, he was responsible for community operations in Dallas and El Paso, Texas and a member of PTR's development group. From August 1993 to June 1994, he was a Senior Analyst for Due Diligence with the Property Manager; prior thereto, Mr. Harness was responsible for development of commercial properties in eight Texas markets for Affiliated Builders.

  NELSON L. HENRY--62--Vice President of PTR since December 1994, where he has overall responsibility for construction, planning and rehabilitation activity in California, Arizona and Nevada. From January 1983 to September 1993, Mr. Henry served as Construction Vice President for Lincoln Property Company N.C. Inc., where he was responsible for the construction of over 8,000 units in Colorado and California. Prior thereto, he was President of Royal Investment Corporation, a regional multifamily and single family developer.

  RICK D. JACOBSEN--39--Vice President of PTR since April 1997 and with PTR since January 1996 where he is responsible for corporate budgeting, financial planning, and financial analysis. From July 1983 to January 1996, he was Director of Financial Analysis for Weingarten Realty Investors, Houston, Texas, where he was responsible for budgeting and forecasting, new development underwriting activity and other corporate finance and capital market activities.

  THOMAS J. KLAESS--37--Vice President of PTR since June 1997, where he is responsible for community operations in Denver, Colorado; prior thereto, from March 1994 to May 1997, Senior Operations Manager for the Property Manager. From January 1992 to February 1994, he was District Manager for National Housing Partnership, Inc.; from January 1990 to January 1992, Mr. Klaess was Regional Director of Hall Financial Group, Inc.

  DEIRDRE A. KURING--36--Vice President of PTR since June 1997, where she is responsible for community operations in Portland, Oregon; from June 1996 to June 1997, Senior Operations Manager for the Property Manager. From December 1995 to May 1996, she was Vice President of Operations for Lexford Properties, Inc., where she was District Manager from August 1993 to December 1995. From February 1990 to August 1993, Ms. Kuring was District Property Manager and Marketing Director for Polygon Management, Inc.

  GRETCHEN P. LAMBERSON--33--Vice President of PTR since June 1997 and with PTR since October 1996, where she is responsible for directing and coordinating human resources activities and policies. From May 1995 to October 1996, Ms. Lamberson was Regional Human Resources Manager for the Property Manager. Previously, from January 1987 to February 1995, Ms. Lamberson worked in Human Resources for Walt Disney World Co.

  LAWRENCE S. LEVITT--41--Vice President of PTR since August 1995, where he has overall responsibility for disposition activity, as well as responsibility for acquisitions in PTR's West Region. From

May 1992 to August 1995, he served as Vice President--Director of Residential Acquisitions of Sares-Regis Group, where he managed the residential acquisitions division. From August 1991 to May 1992, Mr. Levitt was Principal of Integrated Mortgage Resources, a commercial and residential mortgage banking firm; prior thereto, he was Vice President of Con Am Management Corporation, San Diego, California, where he managed acquisitions as well as debt and equity transactions.

  TONI L. LOPEZ--40--Vice President of PTR since February 1997, where she has overall responsibility for community operations in Denver, Colorado and Dallas, Austin and San Antonio, Texas; Vice President of the Property Manager from August 1996 to February 1997 and with the Property Manager since July 1993 where she was responsible for community operations in San Antonio and Austin, Texas. From December 1985 to January 1993, Ms. Lopez was Vice President of Beacon Hill Investments, Inc., where she was responsible for new account generation and property and asset management.

  GREGORY J. LOZINAK--32--Vice President of PTR since May 1997, where he is responsible for community operations in El Paso and Houston, Texas. From October 1994 to July 1996, he was a Senior Operations Manager for the Property Manager, with responsibility for community operations in Houston, Texas; prior thereto, from June 1994 to October 1994, he was responsible for property operations in Dallas, Texas; from October 1987 to December 1993, Mr. Lozinak was an officer in the United States Army.

  JOHN W. LUEDTKE--44--Vice President of PTR since October 1997, where he is a project manager for Southern California. Prior to joining PTR, Mr. Luedtke was a Vice President with Continental American Properties, Ltd. (ConAm) from April 1990 to April 1997 where he was responsible for all phases of the development and construction management of approximately 1,500 luxury apartment units.

  SCOTT V. MONROE--38--Vice President of PTR since February 1997, where he has overall responsibility for community operations in California; from August 1996 to February 1997, Vice President of the Property Manager. From March 1987 to July 1996, Mr. Monroe served as Vice President of Maxim Property Management, where he had direct management responsibility for a residential portfolio consisting of over 11,000 units located throughout California and Arizona.

  CHARLES E. MUELLER, JR.--34--Vice President of PTR since September 1996, where he is responsible for corporate finance, capital markets activities and investor relations; prior thereto, he was with Capital Markets Group, where he provided financial services to Security Capital Group and its affiliates. From April 1994 to April 1995, he participated in the Management Development Program of Security Capital Group.

  DANIEL W. OGDEN--37--Vice President of PTR since December 1995, where he is responsible for community operations in New Mexico, Arizona, and Nevada; from March 1995 to December 1995, Vice President of the Property Manager where he had overall responsibility for property management operations in the Central Region. From June 1994 to February 1995, Mr. Ogden was Executive Vice President of Mutual Real Estate Corporation in Dallas, Texas, where he was responsible for the management of a portfolio containing properties in seven states. From September 1990 to May 1994, he served as a Regional Vice President of Lincoln Property Company, where he was responsible for the management of over 16,000 multifamily units located in 12 mid-Atlantic/Midwest states.

  THOMAS L. POE--40--Vice President of PTR since June 1994; Co-Controller since June 1997, where he is responsible for property-level accounting and financial reporting. Prior to joining PTR in 1992, he was with The Mischer Corporation, Houston, Texas, where he served as Vice President of Finance from 1988 to 1992, and as Real Estate Controller from 1981 to 1988. Prior thereto, Mr. Poe was a staff accountant with Arthur Andersen & Company. Mr. Poe is a Certified Public Accountant registered in Texas.

  PAMELA D. PORTER--37--Vice President of PTR since September 1996, where she has overall responsibility for the due diligence group, including contract negotiation and implementation, environmental reviews and management and implementation of tax-free exchanges. Ms. Porter was a Vice President of Security Capital Industrial Trust from November 1994 to September 1996 and with the company since November 1993, where she had responsibility for due diligence activities. From May 1992 to November 1993, Ms. Porter was a partner with Lantana Properties, Inc., a commercial real estate brokerage company in San Antonio, Texas; from July 1991 to April 1992, she was a broker and analyst with Wilson Schanzer, Inc., in San Antonio, Texas.

  HAROLD D. RILEY--61--Vice President of PTR since September 1974, where he provides accounting and financial reporting services. Prior to joining PTR, Mr. Riley was an audit manager for the public accounting firms of Peat, Marwick, Mitchell & Co. and Elmer Fox & Co. Mr. Riley is a Certified Public Accountant registered in Texas.

  MARY H. ROGERS--44--Vice President of PTR since October 1997, where she is responsible for overall property operations in Phoenix, Arizona. From September 1993 to September 1997, she was a Senior Operations Manager and an Operations Manager with the Property Manager with responsibility for the financial performance and overall operations of seven multifamily communities. Prior thereto, Ms. Rogers was an operations manager for National Realty Management, Inc., a syndicator-developer, from June 1980 to October 1992.

  SCOTT D. SHAULL--33--Vice President of PTR since October 1997, where he is responsible for PTR's development activity in Seattle. From September 1994 to May 1995 he was a Development Manager for SummerHill Homes and Vice President for Westbrook Housing Group from June 1990 to September 1994; prior thereto, a Project Manager for State Homes Inc., a publicly traded development and construction management firm.

  W. ROBERT SMITH--38--Vice President of PTR since November 1996, where he is responsible for development project management and community acquisitions in the Central Region; from July 1989 to November 1996, Senior Vice President of IBG Development in Washington, D.C., where he was responsible for the development of high-rise commercial, mixed-use, and residential projects in the central business district.

  FREDDA C. STEINBERG--41--Vice President of PTR since February 1997, where she is responsible for portfolio-wide marketing activities; from November 1995 to February 1997, Vice President of the Property Manager, where she was responsible for marketing and training activities. From June 1994 to October 1995, she was responsible for the marketing programs for PTR's new development communities. Prior to joining PTR, Ms. Steinberg was National Director of Marketing and Training for Metric Property Management, where she was responsible for developing and implementing marketing and training programs for a nationwide portfolio of 24,000 apartment units.

  SHYAM R. TAGGARSI--42--Vice President of PTR since June 1996, where he is responsible for all development activity in Northern California; from January 1993 to September 1996, Mr. Taggarsi was a real estate consultant in Foster City, California. From December 1987 to January 1993, he was a development partner with Trammell Crow Residential in Foster City, California, where he was responsible for all aspects of multifamily residential project management and development in the South Bay (San Francisco) area.

  GARY L. TRUITT--47--Vice President of PTR since December 1995 and with PTR since January 1995, where he is responsible for all construction activity in the Pacific Northwest and Salt Lake City; from July 1994 to January 1995, Project Manager with C.F. Jordan, Inc. From January 1991 to July 1994, Mr. Truitt was Superintendent of Benchmark Contractors, where he was responsible for supervision and code and specification compliance.

  LOUIS A. VASQUEZ--43--Vice President of PTR since October 1997, where he is responsible for construction activity in Northern California. Prior to joining PTR, from November 1994 to January 1997, Mr. Vasquez was Director of Operations and Senior Project Manager for Avelino Associates, an information integration consulting firm. From July 1990 to November 1994, he was president of Buena Vista Construction and a partner in Buena Vista Development, specializing in new single family construction, urban renovation projects and infill development.

  DAVID B. WOODWARD--31--Vice President of PTR since November 1993, where he is responsible for new product development and revenue enhancement through portfolio-wide initiatives. Mr. Woodward was Vice President of Operations for the Property Manager from January 1995 through September 1997. From June 1993 to January 1995, he was responsible for various aspects of PTR's property management. From February 1991 to June 1993, he was an Asset Manager with the Real Estate Division of USF&G.

  K. DOUGLAS WRIGHT--51--Vice President of PTR since July 1995, where he is a project manager in Southern California. From December 1991 to June 1995, Mr. Wright was a real estate consultant, developer and asset manager; prior thereto, President of Summit Development Company.

EMPLOYEES

  Prior to September 9, 1997, PTR had no employees. In connection with the internalization of the management functions, all individuals previously employed by the REIT Manager and the Property Manager became employees of PTR. PTR currently employs a total of 1,231 individuals, of which 953 are focused on the site-level management of PTR's Multifamily communities. The balance are professionals who manage corporate level operations, including PTR's investment program, property operations and financial activities. PTR's management considers its relationship with its employees to be good. PTR's employees are not represented by a collective bargaining agreement.

INSURANCE

  PTR carries comprehensive general liability coverage on its owned communities, with limits of liability customary within the industry, to insure against liability claims and related defense costs. Similarly, PTR is insured against the risk of direct physical damage in amounts necessary to reimburse PTR on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. PTR's blanket property policy for all operating and development communities includes coverage for the perils of floods and earthquakes. PTR's earthquake coverage is subject to a deductible equal to 5% of aggregate replacement value of communities affected by any such occurrence, subject to a maximum aggregate recovery of $100 million per occurrence.

COMPETITION

  There are numerous commercial developers, real estate companies and other owners of real estate that compete with PTR in seeking land for development, communities for acquisition and disposition, and residents for communities. All of PTR's Multifamily communities are located in developed areas that include other multifamily communities. The number of competitive multifamily communities in a particular area could have a material adverse effect on PTR's ability to lease units and on the rents charged. In addition, other forms of single family and multifamily residential communities provide housing alternatives to residents and potential residents of PTR's Multifamily communities.

  PTR has 16.82%, 15.82%, 10.77% and 10.20% of its Multifamily portfolio of communities operating or under construction, based on Total Expected Investment, located in the Southern California, Northern California, Phoenix, Arizona and Seattle, Washington markets, respectively. As a result, PTR is subject to increased exposure (positive or negative) to the economic and other competitive factors specific to these markets.

  The majority of PTR's development efforts emphasize the development of Multifamily communities targeted at Moderate Income households. PTR defines Moderate Income households to be those households earning 65% to 90% of the median income in a given submarket. Moderate Income households represent one of the largest and most underserved segments of the renter population. PTR believes that these households exhibit a number of very important characteristics that make them particularly desirable customers. For example, they are typically longer-term residents, which results in lower resident turnover and, therefore, lower overall costs to refurbish units for re-leasing. In addition, there is relatively limited competition for this segment of the market because most developers target the upper income segment of the market. PTR believes that focusing on the Moderate Income segment will allow it to achieve more consistent rental increases and higher occupancies over the long-term and, thereby, realize sustainable cash flow growth and appreciation in value.

AMERICANS WITH DISABILITIES ACT

  PTR's communities must comply with Title III of the ADA to the extent that such communities are "public accommodations" and/or "commercial facilities" as defined by the ADA. The ADA does not consider Multifamily communities to be public accommodations or commercial facilities, except portions of such facilities open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. PTR believes that the mandated portions of its communities comply with all present requirements under the ADA and applicable state laws.

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

  PTR has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties owned or being acquired at January 31, 1998, and PTR is not aware of any environmental condition with respect to any of its properties that is likely to have a material adverse effect on PTR's financial position or results of operations. PTR has subjected each of its properties to a Phase I environmental assessment (which does not involve invasive procedures such as soil sampling or ground water analysis) by independent consultants. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is PTR aware of, any environmental liability (including asbestos-related liability) that it believes would have a material adverse effect on PTR's business, financial condition or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to PTR or the independent consultants or that future uses and conditions (including, without limitation, resident actions or changes in applicable environmental laws and regulations) will not result in unreimbursed costs relating to environmental liabilities.

ITEM 2. PROPERTIES

GEOGRAPHIC DISTRIBUTION

  To effectively manage its Multifamily communities, PTR has organized its operations into three regions (Central, Northwest and West). Within these regions, PTR's Multifamily communities are located in 23 metropolitan areas in 10 states. The table below summarizes the geographic distribution of PTR's Multifamily communities which are operating or under construction, based on Total Expected Investment.

                                                             DECEMBER 31,
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
      CENTRAL REGION:
        Austin, Texas...................................   2.67%   4.65%   7.26%
        Dallas, Texas...................................   2.81    3.86    5.22
        Denver, Colorado................................   5.01    4.61    5.62
        El Paso, Texas..................................   3.14    4.45    5.68
        Houston, Texas..................................   5.29    7.29    8.65
        San Antonio, Texas..............................   4.98    6.37    9.16
                                                         ------  ------  ------
          Central Region Total..........................  23.90%  31.23%  41.59%
                                                         ------  ------  ------
      NORTHWEST REGION:
        Portland, Oregon................................   5.10%   6.71%   4.95%
        Salt Lake City, Utah............................   4.91    4.94    2.86
        Seattle, Washington.............................  10.20    5.82    4.41
                                                         ------  ------  ------
          Northwest Region Total........................  20.21%  17.47%  12.22%
                                                         ------  ------  ------
      WEST REGION:
        Albuquerque, New Mexico.........................   4.92%   5.80%   6.60%
        Las Vegas, Nevada...............................   3.74    5.34    6.52
        Phoenix, Arizona................................  10.77   12.95   17.70
        Northern California.............................  15.82    8.99    2.15
        Southern California.............................  16.82   12.82    2.47
        Tucson, Arizona.................................   1.49    2.73    6.46
                                                         ------  ------  ------
          West Region Total.............................  53.56%  48.63%  41.90%
                                                         ------  ------  ------
          Other Markets.................................   2.33%   2.67%   4.29%
                                                         ------  ------  ------
          Total All Markets............................. 100.00% 100.00% 100.00%
                                                         ======  ======  ======

REAL ESTATE PORTFOLIO

  The information in the following table is as of December 31, 1997, except as noted below (dollar amounts in thousands). Additional information on PTR's real estate portfolio is contained in "Schedule III, Real Estate and Accumulated Depreciation," and in PTR's financial statements incorporated by reference in "Item 14(a). Financial Statements and Schedule."

                              YEAR                               TOTAL
                           ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                          COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                          ------------- --------- ---------- -------------- ----------
OPERATING COMMUNITIES:
CENTRAL REGION:
  Austin, Texas:
    Stabilized:
      Hunters' Run*......     1996          400   $   19,865   $   19,905      97.5%
      Monterrey Ranch*...     1996          456       24,064       24,109      96.5
      The Ridge..........     1993          326       11,063       11,189      96.3
      Rock Creek.........     1993          314       10,355       10,627      96.2
      Shadowood..........     1993          236        6,744        7,012      98.7
                                          -----   ----------   ----------      ----
        Subtotal/Average.                 1,732   $   72,091   $   72,842      96.9%
                                          -----   ----------   ----------      ----

                              YEAR                               TOTAL
                           ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                          COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                          ------------- --------- ---------- -------------- ----------
  Dallas, Texas:
    Stabilized:
      Custer Crossing....     1993          244   $   11,412   $   12,343      98.4%
      Quail Run..........     1993          278       12,037       13,100      97.5
      Summerstone........     1993          192        7,603        8,723      95.8
      Timber Ridge.......     1994          160        7,506        7,854      98.8
      Woodland Park......     1993          216        7,503        7,798      98.2
    Prestabilized:
      Meadows at Park
       Boulevard*........     1997          368       16,846       17,075      94.8
                                          -----   ----------   ----------     -----
        Subtotal/Average.                 1,458   $   62,907   $   66,893      97.0%
                                          -----   ----------   ----------     -----
  Denver, Colorado:
    Stabilized:
      Cambrian...........     1993          383   $   12,571   $   13,468      99.5%
      The Cedars.........     1993          408       19,062       20,978      95.8
      Fox Creek I........     1993          175        6,530        6,864     100.0
      Hickory Ridge......     1992          688       24,738       25,703      98.6
      Reflections*.......     1996          416       21,738       22,379      98.6
      Silvercliff........     1994          312       16,535       16,971      97.1
      Sunwood............     1992          156        6,713        7,019      99.4
                                          -----   ----------   ----------     -----
        Subtotal/Average.                 2,538   $  107,887   $  113,382      98.2%
                                          -----   ----------   ----------     -----
  El Paso, Texas:
    Stabilized:
      Acacia Park*.......     1995          336   $   14,367   $   14,450      96.7%
      Cielo Vista........     1993          378        9,200        9,384      96.6
      Double Tree........     1993          284        6,343        6,435      98.9
      Las Flores*#.......     1983          468        8,598        8,785      92.7
      Mountain Village...     1992          288        7,566        7,756      93.4
      The Patriot*.......     1996          320       12,476       12,637      99.4
      The Phoenix*.......     1993          336       10,790       10,852      97.6
      Shadow Ridge*......     1994          352       12,471       12,620      97.2
      Tigua Village*.....     1978          184        2,569        2,645      88.6
                                          -----   ----------   ----------     -----
        Subtotal/Average.                 2,946   $   84,380   $   85,564      95.9%
                                          -----   ----------   ----------     -----
  Houston, Texas:
    Stabilized:
      7100 Almeda........     1994          348   $   12,247   $   12,397     100.0%
      Beverly Palms......     1994          362       10,773       11,957      97.8
      Braeswood Park.....     1993          240       12,747       12,930      98.8
      Brompton Court#....     1994          794       32,077       33,120      99.5
      Memorial Heights
       I*................     1996          360       18,975       18,984      97.5
      Oaks at Medical
       Center I*.........     1996          360       18,569       18,611      98.6
                                          -----   ----------   ----------     -----
        Subtotal/Average.                 2,464   $  105,388   $  107,999      98.8%
                                          -----   ----------   ----------     -----
  Omaha, Nebraska:
    Stabilized:
      Apple Creek#.......     1994          384   $   13,939   $   14,183      96.4%
                                          -----   ----------   ----------     -----

                               YEAR                               TOTAL
                            ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                           COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                           ------------- --------- ---------- -------------- ----------
  San Antonio, Texas:
    Stabilized:
      Applegate...........     1993          344   $   10,572   $   10,874      96.5%
      Austin Point........     1993          328       12,736       12,906      98.8
      Camino Real.........     1993          176        6,662        7,232      99.4
      Cobblestone Village.     1992          184        4,651        4,832      95.7
      Contour Place.......     1992          126        2,776        2,883      97.6
      The Crescent*.......     1994          306       15,945       16,109      99.7
      Dymaxion............     1994          190        4,853        4,921     100.0
      Marbach Park........     1993          304        8,342        8,578      96.7
      Palisades Park......     1993          328        8,303        8,319      98.8
      Rancho Mirage.......     1993          254        5,292        5,390      99.2
      Stanford Heights*...     1996          276       13,438       13,516      95.3
      Sterling Heights*...     1995          224       12,155       12,404     100.0
      Villas of Castle
       Hills..............     1993          163        6,099        6,248      91.4
      Villas of St. Tropez
       I..................     1992          273       11,697       11,861      99.3
      Waters of Northern
       Hills..............     1994          305        9,335        9,731      93.4
                                          ------   ----------   ----------     -----
        Subtotal/Average..                 3,781   $  132,856   $  135,804      97.5%
                                          ------   ----------   ----------     -----
         Central Region
         Subtotal/Average.                15,303   $  579,448   $  596,667      97.4%
                                          ------   ----------   ----------     -----
NORTHWEST REGION:
  Portland, Oregon:
    Stabilized:
      Brighton............     1996          233   $   12,075   $   12,195      92.7%
      Meridian at
       Murrayhill.........     1995          312       17,275        -(4)-     -(4)-
      Preston's Crossing*.     1996          228       12,945       12,951      99.1
      Riverwood Heights...     1995          240       10,219       10,524      95.4
      Squire's Court......     1995          235       11,155       11,246      95.7
      Timberline..........     1996          130        7,492        7,718      96.9
                                          ------   ----------   ----------     -----
        Subtotal/Average..                 1,378   $   71,161   $   54,634      95.9%
                                          ------   ----------   ----------     -----
  Salt Lake City, Utah:
    Stabilized:
      Brighton Place......     1995          336   $   15,498   $   17,179      94.9%
      Cherry Creek#.......     1995          225        9,049        9,112      98.2
      Greenpointe#*.......     1997          224        8,344        8,541      98.2
      Mountain Shadow I#..     1995          174        5,750        6,765      90.8
      Remington*..........     1997          288       17,081       17,155      94.8
    Prestabilized:
      Carrington Place#...     1997          142        7,464        7,743     100.0
      Cloverland#.........     1997          186        9,564       10,129      86.6
      The Crossroads#.....     1996          240       10,782       10,830      88.8
      Fox Creek#..........     1996          186        8,679        8,863      93.6
      Mountain Shadow II*.     1997           88        4,573        4,726      90.9
                                          ------   ----------   ----------     -----
        Subtotal/Average..                 2,089   $   96,784   $  101,043      93.9%
                                          ------   ----------   ----------     -----

                               YEAR                               TOTAL
                            ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                           COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                           ------------- --------- ---------- -------------- ----------
  Seattle, Washington:
    Stabilized:
      Logan's Ridge.......     1995          258   $   13,403   $   14,499      95.0%
      Matanza Creek.......     1995          152        7,164        7,232      97.4
      Millwood Estates....     1995          300       11,482       11,701      95.0
      Pebble Cove*........     1995          288       17,476       17,500      99.0
      Remington Park......     1995          332       19,193       21,175      95.8
      Walden Pond.........     1995          316       13,943       14,233      97.8
    Prestabilized:
      The Cambrian........     1997          422       42,272       42,698      97.2
      Canyon Creek*.......     1997          336       24,892       25,329      93.2
      Canyon Pointe.......     1997          250       20,828       21,237      98.0
      Fairwood Landing#...     1996          194        8,889        9,000      95.4
      Harbour Pointe*.....     1997          230       15,124       15,155      97.8
      Newport Crossing....     1997          192       11,841       12,280      94.8
      Waterford Place.....     1997          360       27,897       28,131      95.8
                                           -----   ----------   ----------      ----
        Subtotal/Average..                 3,630   $  234,404   $  240,170      96.3%
                                           -----   ----------   ----------      ----
         Northwest Region
         Subtotal/Average.                 7,097   $  402,349   $  395,847      95.5%
                                           -----   ----------   ----------      ----
WEST REGION:
  Albuquerque, New Mexico:
    Stabilized:
      Commanche Wells.....     1994          179   $    5,263   $    5,484      96.1%
      Entrada Pointe......     1994          209        7,871        8,224      92.3
      La Paloma*..........     1996          424       23,491       23,876      95.8
      La Ventana*.........     1996          232       15,559       15,629      97.8
      Pavilions*..........     1992          240       15,768       15,947      99.6
      Sandia Ridge........     1992          272        7,922        8,298      92.7
      Telegraph Hill......     1996          200        8,691        8,902      96.0
      Vista Del Sol.......     1993          168        6,190        6,459      97.0
      Vistas at Seven Bar
       Ranch*.............     1996          572       29,611       30,102      95.8
      Wellington Place....     1993          280       10,705       11,053      98.2
                                           -----   ----------   ----------      ----
        Subtotal/Average..                 2,776   $  131,071   $  133,974      96.1%
                                           -----   ----------   ----------      ----
  Inland Empire,
   California:
    Stabilized:
      The Crossing........     1996          296   $   16,183   $   16,469      89.5%
      Miramonte...........     1995          290       16,647       16,811      93.1
      Sierra Hills........     1997          300       19,816       20,245      92.7
      Woodsong Village....     1996          262       12,894       13,123      96.2
    Prestabilized:
      Terracina...........     1996          736       40,931       41,586      93.1
      Westcourt Village...     1996          515       17,019       17,461      95.0
                                           -----   ----------   ----------      ----
        Subtotal/Average..                 2,399   $  123,490   $  125,695      93.3%
                                           -----   ----------   ----------      ----

                              YEAR                               TOTAL
                           ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                          COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                          ------------- --------- ---------- -------------- ----------
  Las Vegas, Nevada:
    Stabilized:
      Horizons at Peccole
       Ranch.............     1995          408   $   21,927   $   22,233      98.0%
      King's Crossing....     1995          440       19,492        -(4)-     -(4)-
      La Tierra at the
       Lakes#............     1995          896       43,503       44,782      95.0
      Sunterra#..........     1995          444       14,845       15,282      93.5
                                          -----   ----------   ----------     -----
        Subtotal/Average.                 2,188   $   99,767   $   82,297      95.3%
                                          -----   ----------   ----------     -----
  Orange County,
   California:
    Stabilized:
      Newpointe..........     1996          160   $    9,684   $    9,933      98.8%
      Villa Marseilles...     1996          192       13,980       14,231      94.8
    Prestabilized:
      River Meadows#.....     1997          152       14,933       15,182      99.3
                                          -----   ----------   ----------     -----
        Subtotal/Average.                   504   $   38,597   $   39,346      97.4%
                                          -----   ----------   ----------     -----
  Phoenix, Arizona:
    Stabilized:
      Bay Club...........     1993          472   $   15,755   $   16,152      98.5%
      Foxfire............     1994          188        7,411        7,537      99.5
      Moorings at Mesa
       Cove..............     1992          406       17,575       17,798      96.8
      Peaks at Papago
       Park *............     1996          768       36,873       37,260      99.2
      The Ridge..........     1993          380       13,243       13,355      96.1
      San Marquis North*.     1995          208       10,900       11,028      98.6
      San Marquis South*.     1994          264       13,603       13,665      99.2
      San Palmera*.......     1997          412       25,399       25,423      97.3
      San Valiente I*....     1997          376       22,288       22,288      97.1
      Scottsdale Greens..     1994          644       29,156       30,132      99.2
      Superstition Park..     1992          376       12,904       13,100      98.7
    Prestabilized:
      Miralago I*........     1997          496       24,953       25,026      99.4
                                          -----   ----------   ----------     -----
        Subtotal/Average.                 4,990   $  230,060   $  232,764      98.4%
                                          -----   ----------   ----------     -----
  Reno, Nevada:
    Stabilized:
      Vista Ridge*.......     1997          324   $   21,079   $   21,173      92.3%
                                          -----   ----------   ----------     -----
  Sacramento, California:
    Stabilized:
      Folsom Ranch.......     1997          344   $   23,819   $   24,333      93.9%
                                          -----   ----------   ----------     -----

                               YEAR                               TOTAL
                            ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                           COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                           ------------- --------- ---------- -------------- ----------
  San Diego, California:
    Stabilized:
      Club Pacifica.......     1996          264   $   14,836   $   15,254      93.2%
      Ocean Crest.........     1996          300       16,712       17,767      98.7
      The Palisades.......     1996          296       32,123       32,284      97.6
      Scripps Landing.....     1994          160        9,515       10,074      98.8
      Tierrasanta Ridge...     1994          340       20,007       20,740      98.2
    Prestabilized:
      El Dorado Hills#....     1996          448       31,760       32,582      98.7
      La Jolla Point#.....     1997          328       32,047       32,828      92.1
                                          ------   ----------   ----------      ----
        Subtotal/Average..                 2,136   $  157,000   $  161,529      96.8%
                                          ------   ----------   ----------      ----
  San Francisco (Bay
   Area), California:
    Stabilized:
      Harborside..........     1996          148   $   21,569   $   21,671      93.9%
      Los Padres..........     1997          245       30,826       31,344      96.7
      Marina Lakes#.......     1997          468       40,107       40,510      98.7
      Redwood Shores#.....     1996          304       37,998       39,754      94.4
      Treat Commons#......     1995          510       39,205       39,675      99.8
    Prestabilized:
      Ashton Place#.......     1996          948       73,732       90,973      87.1
      Reflections.........     1997          496       53,046       53,404      98.4
      Sundance at Vallejo
       Ranch..............     1996          396       19,234       19,385      99.5
                                          ------   ----------   ----------      ----
        Subtotal/Average..                 3,515   $  315,717   $  336,716      95.1%
                                          ------   ----------   ----------      ----
  Santa Fe, New Mexico:
    Stabilized:
      Talavera*...........     1994          296   $   12,685   $   12,910      98.0%
                                          ------   ----------   ----------      ----
  Tucson, Arizona:
    Stabilized:
      San Ventana*........     1997          408   $   25,020   $   25,620      97.6%
      Tierra Antigua......     1992          147        5,547        5,732      95.9
      Villa Caprice.......     1993          268        9,050        9,221      95.5
                                          ------   ----------   ----------      ----
        Subtotal/Average..                   823   $   39,617   $   40,573      96.6%
                                          ------   ----------   ----------      ----
  Ventura County,
   California:
    Prestabilized:
      Le Club#............     1997          370   $   33,580   $   34,556      97.0%
      Pelican Point.......     1997          400       29,510       30,461      96.3
                                          ------   ----------   ----------      ----
        Subtotal/Average..                   770   $   63,090   $   65,017      96.6%
                                          ------   ----------   ----------      ----
         West Region
         Subtotal/Average.                21,065   $1,255,992   $1,276,327      96.2%
                                          ------   ----------   ----------      ----
         Multifamily
         Operating
         Communities
          Total/Average...                43,465   $2,237,789   $2,268,841      96.5%
                                          ------   ----------   ----------      ----

                             YEAR                               TOTAL
                          ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                         COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                         ------------- --------- ---------- -------------- ----------
COMMUNITIES UNDER
 CONSTRUCTION:
CENTRAL REGION:
  Dallas, Texas:
    Timber Ridge II.....     1998          192   $    8,786   $    9,603      74.0%
                                         -----   ----------   ----------
  Denver, Colorado:
    Legacy Heights......     1998          384   $   15,185   $   23,139       N/A
                                         -----   ----------   ----------
  Houston, Texas:
    Memorial Heights II.     1998          256   $   15,002   $   15,944      60.2%
    Oaks at Medical
     Center II..........     1999          318        6,124       20,229       N/A
                                         -----   ----------   ----------
        Subtotal........                   574   $   21,126   $   36,173
                                         -----   ----------   ----------
         Central Region
          Subtotal......                 1,150   $   45,097   $   68,915
                                         -----   ----------   ----------
NORTHWEST REGION:
  Portland, Oregon:
    Arbor Heights.......     1998          348   $   22,740   $   23,368      48.6%
    Cambridge Crossing..     1998          250       15,868       15,870      84.0
    Hedges Green........     1998          408       14,192       27,720       N/A
                                         -----   ----------   ----------
        Subtotal........                 1,006   $   52,800   $   66,958
                                         -----   ----------   ----------
  Salt Lake City, Utah:
    Fairstone at
     Riverview..........     1998          492   $   30,066   $   32,675      73.6%
                                         -----   ----------   ----------
  Seattle, Washington:
    Forestview..........     1998          192   $    8,524   $   15,577       N/A
    Stonemeadow Farms...     1998          280       10,079       22,111       N/A
                                         -----   ----------   ----------
        Subtotal........                   472   $   18,603   $   37,688
                                         -----   ----------   ----------
         Northwest
         Region
          Subtotal......                 1,970   $  101,469   $  137,321
                                         -----   ----------   ----------
WEST REGION:
  Orange County,
   California:
    Las Flores Apartment
     Homes..............     1998          504   $   25,444   $   44,767       N/A
    Sorrento............     1998          241       10,995       21,997       N/A
                                         -----   ----------   ----------
        Subtotal........                   745   $   36,439   $   66,764
                                         -----   ----------   ----------
  Phoenix, Arizona:
    Arrowhead I.........     1998          272   $   12,787   $   18,805       N/A
    San Marbeya.........     1999          404        6,191       28,246       N/A
    San Valiente II.....     1999          228        2,998       13,531       N/A
                                         -----   ----------   ----------
        Subtotal........                   904   $   21,976   $   60,582
                                         -----   ----------   ----------
  Reno, Nevada:
    Meadowview I........     1998          228   $   11,084   $   15,347       N/A
                                         -----   ----------   ----------

                                   YEAR                               TOTAL
                                ACQUIRED OR  NUMBER OF    PTR        EXPECTED    PERCENTAGE
                               COMPLETED (1)   UNITS   INVESTMENT INVESTMENT (2) LEASED (3)
                               ------------- --------- ---------- -------------- ----------
  San Francisco (Bay Area),
   California:
    Monterrey Road...........      1999          224   $    6,134   $   24,758       N/A
    Villas at Santa Rita.....      1999          324       10,571       45,153       N/A
                                              ------   ----------   ----------
        Subtotal.............                    548   $   16,705   $   69,911
                                              ------   ----------   ----------
         West Region
         Subtotal............                  2,425   $   86,204   $  212,604
                                              ------   ----------   ----------
          Total Communities
           Under Construction.                 5,545   $  232,770   $  418,840
                                              ------   ----------   ----------
COMMUNITIES IN PLANNING AND
 OWNED:
  Central Region.............                  1,378   $   28,113   $   93,781
  Northwest Region...........                    678        9,939       96,662
  West Region................                  2,412       42,729      227,006
                                              ------   ----------   ----------
          Total Communities
         In   Planning and
         Owned...............                  4,468   $   80,781   $  417,449
                                              ------   ----------   ----------
OTHER LAND HELD..............                    --    $   27,517   $      --
                                              ------   ----------   ----------
          Total Multifamily
           Communities Owned
           at December 31,
           1997..............                 53,478   $2,578,857   $3,105,130
                                              ------   ----------   ----------
NON-MULTIFAMILY:
  Wharf Holiday Inn Hotel
   (San Francisco,
   California)...............      1971          N/A   $   22,870   $   22,870     100.0%
  Other......................                    N/A        3,192        -(4)-     -(4)-
                                              ------   ----------   ----------     -----
          Non-Multifamily
           Total/Average.....                    N/A   $   26,062   $   22,870     100.0%
                                              ------   ----------   ----------     -----
            Total Real Estate
             Owned at
             December 31,
             1997............                 53,478   $2,604,919   $3,127,998
                                              ======   ==========   ==========
JANUARY 1998 OPERATING
 COMMUNITY ACQUISITIONS:
NORTHWEST REGION:
  Seattle, Washington:
    Victorian Village........      1998          216   $      N/A   $   19,231       N/A
                                              ======   ==========   ==========

                                                         EXPECTED
                                                          NUMBER  TOTAL EXPECTED
                                                         OF UNITS INVESTMENT (2)
                                                         -------- --------------
COMMUNITIES IN PLANNING AND UNDER CONTROL:
  Central Region........................................    652      $ 45,914
  Northwest Region......................................  2,412       150,587
  West Region...........................................  3,026       295,206
                                                          -----      --------
    Total Communities In Planning and Under Control.....  6,090      $491,707
                                                          =====      ========

--------
*All or a portion of the community was developed by PTR.
# Community is encumbered by a mortgage. See PTR's financial statements incorporated by reference in "Item 14(a) Financial Statements and Schedule" for additional information on PTR's mortgages payable.

(1) For acquired communities, represents the acquisition date (unless a second phase was added, whereby this represents the date the last phase was completed). With respect to communities under construction, represents expected completion date.
(2) For operating communities, communities under construction and communities In Planning, represents Total Expected Investment as of January 31, 1998.
(3) Represents percentage leased as of January 31, 1998. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of January 31, 1998. An "N/A" indicates communities under construction where Lease-Up has not yet commenced.
(4) Property was disposed of in January 1998.
(5) As of December 31, 1997, PTR's actual investment in communities In Planning and Under Control was $3.8 million, which is reflected in the "Other assets" caption of PTR's balance sheet.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Common Shares are listed on the NYSE under the symbol "PTR." The following table sets forth the high and low sales prices of the Common Shares as reported in the NYSE Composite Tape and cash distributions per Common Share for the periods indicated.

                                                                       CASH
                                                    HIGH     LOW   DISTRIBUTIONS
                                                  -------- ------- -------------
      1996:
        First Quarter............................ $22 1/4  $19 1/4    $0.310
        Second Quarter...........................  22 3/8   20 1/2     0.310
        Third Quarter............................  22 5/8   20 1/4     0.310
        Fourth Quarter...........................  23 5/8   19         0.310
      1997:
        First Quarter............................ $25 1/8  $21        $0.325
        Second Quarter...........................  24 1/4   21 1/2     0.325
        Third Quarter............................  24 3/8   21 5/8     0.325
        Fourth Quarter...........................  25 1/8   21 7/8     0.325
      1998:
        First Quarter (through March 16, 1998)... $24 5/16 $22 1/8    $0.340

  In addition to the quarterly cash distributions shown above, the following distributions were made to PTR's shareholders:

(i) PTR made the Homestead Distribution to holders of PTR's Common Shares on November 12, 1996. The securities distributed in the Homestead Distribution had a market value of $3.032 per Common Share based on the closing prices of such securities on the American Stock Exchange on November 11, 1996, the day prior to the distribution date. The Homestead Distribution resulted in an adjustment of $3.125 per Common Share ($21.875 before and $18.750 after) on the NYSE on November 12, 1996.

(ii) After the closing of the Merger, Security Capital Group issued pro rata directly to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital Group) $102.0 million of warrants to acquire 3,644,430 shares of Class B common stock of Security Capital Group. PTR common shareholders received 0.052646 warrants for each Common Share held and Series A preferred shareholders received 0.070909 warrants for each Series A Preferred Share held. Each warrant can be exercised for one share of Security Capital Group Class B common stock at an exercise price of $28 per share through September 18, 1998. Security Capital Group issued these warrants to PTR shareholders as an incentive to vote in favor of the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits. The warrants are traded on the NYSE and the March 16, 1998 closing price was $2.94 per warrant.

  As of March 16, 1998, PTR had approximately 92,821,095 Common Shares outstanding, approximately 3,010 record holders of Common Shares and approximately 22,500 beneficial holders of Common Shares.

  PTR, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its "REIT taxable income" (computed without regard to the dividends-paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Including the February 1998 distribution of $0.34 per Common Share, PTR has paid 88 consecutive quarterly cash distributions on the Common Shares. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating results of PTR. PTR's long-term objective is to reduce its dividend payout ratio to 65-70% of Funds From Operations while increasing annual dividends per Common Share each year. Reducing the dividend payout ratio allows PTR to retain more of its internally generated cash flow from operations to fund future investment opportunities while maintaining compliance with the REIT rules requiring payout of at least 95% of taxable income.

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 2, 1997 Board meeting, the Board announced an increase in the annual distribution level from $1.30 to $1.36 per Common Share and declared the first quarter 1998 distribution of $0.34 per Common Share. The first quarter distribution was paid on February 25, 1998 to shareholders of record on February 11, 1998.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared.

  For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed PTR's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder's Common Shares. PTR annually notifies shareholders of the taxability of distributions paid during the preceding year. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1996 and 1995 and the estimated taxability for 1997:

                                                               1997  1996  1995
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $1.08 $0.61 $0.92
        Capital gains.........................................   --   0.11   --
        Return of capital.....................................  0.22  0.52  0.23
                                                               ----- ----- -----
          Total............................................... $1.30 $1.24 $1.15
                                                               ===== ===== =====

  The Homestead securities distributed by PTR to each holder of Common Shares in the Homestead Distribution were valued at $2.16 per PTR Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

  The warrants distributed to holders of PTR's Common Shares and Series A Preferred Shares by Security Capital Group after the closing of the Merger were valued at $6.88 per warrant for federal income tax purposes, all of which was taxable as ordinary income.

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

                                                         1997  1996     1995
                                                        ------ ----- -----------
      Per Series A Preferred Share:
        Ordinary income................................ $1.751 $1.47   $  1.75
        Capital gains..................................    --   0.28       --
                                                        ------ -----   -------
          Total........................................ $1.751 $1.75   $  1.75
                                                        ====== =====   =======
                                                                       DATE OF
                                                                     ISSUANCE TO
                                                         1997  1996   12/31/95
                                                        ------ ----- -----------
      Per Series B Preferred Share:
        Ordinary income................................ $ 2.25 $1.89   $1.3625
        Capital gains..................................    --   0.36       --
                                                        ------ -----   -------
          Total........................................ $ 2.25 $2.25   $1.3625
                                                        ====== =====   =======

  Due to the increase in the conversion ratio resulting from the Homestead Distribution to holders of Common Shares, holders of Series A Preferred Shares were deemed to have received a distribution of $2.43 on November 12, 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  PTR's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. PTR's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of PTR for 1997, 1996, 1995, 1994 and 1993. Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto incorporated by reference herein (amounts in thousands, except per share data).

                                          YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------
                               1997       1996       1995       1994      1993
                            ---------- ---------- ---------- ---------- --------
OPERATIONS SUMMARY:
Rental revenues...........  $  335,060 $  322,046 $  262,473 $  183,472 $ 76,129
Interest income on
 Homestead Notes..........      16,687      2,035        --         --       --
Total revenues............     355,662    326,246    264,873    186,105   78,418
Property management fees
 paid to affiliate........       7,642     11,610      8,912      7,148    3,862
REIT management fee paid
 to affiliate.............      13,040     22,191     20,354     13,182    7,073
General and administrative
 expense..................       4,036      1,077        952        784      660
Administrative services
 provided by an affiliate.       1,274        --         --         --       --
Costs incurred in
 acquiring Management
 Companies from an
 affiliate (1)............      71,707        --         --         --       --
Earnings from operations
 (1) (2)..................      24,686     94,089     81,696     46,719   23,191
Gain on dispositions of
 investments, net.........      48,232     37,492      2,623        --     2,302
Preferred Share cash
 dividends paid...........      19,384     24,167     21,823     16,100    1,341
Net earnings attributable
 to Common Shares.........      53,534    106,544     62,496     30,619   24,152
Common Share cash
 distributions paid.......  $  105,547 $   90,728 $   76,804 $   46,121 $ 29,162
PER SHARE DATA:
Net earnings attributable
 to Common Shares:
  Basic EPS (1) (2).......  $     0.65 $     1.46 $     0.93 $     0.66 $   0.66
  Diluted EPS(1) (2)......        0.65       1.44       0.93       0.65     0.66
Common Share cash
 distributions paid.......        1.30       1.24       1.15       1.00     0.82
Series A Preferred Share
 cash dividends paid......       1.751       1.75       1.75       1.75   0.1458
Series B Preferred Share
 cash dividends paid......  $     2.25 $     2.25 $   1.3625 $      --  $    --
Weighted-average Common
 Shares outstanding--
 basic....................      81,870     73,057     67,052     46,734   36,549
Weighted-average Common
 Shares outstanding--
 diluted..................      90,230     84,340     78,315     57,987   37,485
                                                DECEMBER 31,
                            ----------------------------------------------------
                               1997       1996       1995       1994      1993
                            ---------- ---------- ---------- ---------- --------
FINANCIAL POSITION:
Real estate owned, at
 cost.....................  $2,604,919 $2,153,363 $1,855,866 $1,296,288 $872,610
Homestead Notes...........     272,556    176,304        --         --       --
Total assets..............   2,805,686  2,282,432  1,840,999  1,295,778  890,301
Credit facilities.........     231,500    110,200    129,000    102,000   51,500
Long-Term Debt............     630,000    580,000    200,000    200,000      --
Mortgages payable.........     265,652    217,188    158,054     93,624   48,872
Total liabilities.........   1,265,250  1,014,924    565,331    455,136  135,284
Shareholders' equity (3)..  $1,540,436 $1,267,508 $1,275,668 $  840,642 $755,017
Number of Common Shares
 outstanding..............      92,634     75,511     72,211     50,456   44,645

                                       YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------
                            1997       1996       1995       1994       1993
                          ---------  ---------  ---------  ---------  ---------
OTHER DATA:
Net earnings
 attributable to Common
 Shares.................  $  53,534  $ 106,544  $  62,496  $  30,619  $  24,152
Add (Deduct):
Depreciation on real
 estate investments.....     52,893     44,887     36,685     24,614     10,509
Provision for possible
 loss on investments....      3,000        --         420      1,600      2,270
Gain on dispositions of
 investments, net.......    (48,232)   (37,492)    (2,623)       --      (2,302)
Extraordinary item--loss
 on early extinguishment
 of debt, net...........        --         739        --         --         --
Amortization related to
 Homestead Notes........     (1,281)      (141)       --         --         --
Costs incurred in
 acquiring Management
 Companies from an
 affiliate (1)..........     71,707        --         --         --         --
Other...................        --         --         --         --          87
                          ---------  ---------  ---------  ---------  ---------
Funds From Operations
 attributable to Common
 Shares(4) (5)..........  $ 131,621  $ 114,537  $  96,978  $  56,833  $  34,716
                          =========  =========  =========  =========  =========
Net cash provided by
 operating activities...  $ 159,724  $ 143,939  $ 121,795  $  94,625  $  49,247
Net cash used by
 investing activities...  $(403,112) $(360,935) $(294,488) $(368,515) $(529,065)
Net cash provided by
 financing activities...  $ 242,672  $ 195,720  $ 191,520  $ 276,457  $ 478,345

--------
(1) 1997 earnings reflect the impact of a one-time non-cash charge of $71.7 million associated with the costs incurred in acquiring the Management Companies from an affiliate. The one-time charge was not deducted for purposes of calculating Funds From Operations, due to the non-recurring and non-cash nature of the expense.
(2) Earnings from operations for the years ended December 31, 1997, 1995, 1994 and 1993 reflect a $3.0 million, $0.4 million, $1.6 million and a $2.3 million provision, respectively, for possible losses relating to investments.
(3) Includes redeemable Series A Preferred Shares totaling $135.2 million in 1997, $162.4 million in 1996 and $230.0 million in 1993 to 1995 and redeemable Series B Preferred Shares totaling $105.0 million as of December 31, 1997, 1996 and 1995.
(4) Funds From Operations is defined as net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) from depreciated real estate, provisions for possible losses, non-cash interest income from Homestead Notes, extraordinary items, and significant non-recurring items. PTR believes that Funds From Operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of PTR to incur and service debt, to make capital expenditures and to fund other cash needs. The Funds From Operations measure presented by PTR, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REIT's which do not compute Funds From Operations in a manner consistent with PTR. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds From Operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are summarized above.
(5) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources--Funds From Operations" for pro forma Funds From Operations information giving effect to the Homestead transaction as if it had occurred as of January 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with PTR's financial statements and notes thereto included in Item 14 of this report.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which PTR operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. PTR undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. PTR's operating results depend primarily on income from Multifamily communities, which is substantially influenced by (i) the demand for and supply of Multifamily units in PTR's primary target market and submarkets, (ii) operating expense levels, (iii) the effectiveness of property-level operations and (iv) the pace and price at which PTR can acquire and develop additional Multifamily communities. Capital and credit market conditions which affect PTR's cost of capital also influence operating results. Other factors which may affect PTR's future performance are discussed below under "Current Development Activity" and "Recent Acquisitions."

OVERVIEW

 General

  During the last three years, PTR's revenues have grown from $264.9 million in 1995 to $355.7 million in 1997. During this same period, net cash flow provided by operating activities has grown from $121.8 million to $159.7 million. This growth has been fueled primarily by a net increase in the number of Multifamily units in operation, which totaled 30,182 at the beginning of 1995 and 43,465 at the end of 1997. Information regarding Multifamily acquisitions, development completions and dispositions is provided in "-- Multifamily Investments" which outlines the sources of the net increase in Multifamily units. Although Multifamily community acquisitions have been the primary growth driver for PTR since 1991, management anticipates that development will play a more significant role in the foreseeable future as attractive acquisition opportunities in target markets are currently limited.

  PTR believes that development of Multifamily communities from the ground up, which are built for long-term ownership and designed to meet broad resident preferences and demographic trends, will provide an important source of long-term cash flow growth. PTR also believes its ability to compete is significantly enhanced relative to other companies because of its depth of development and acquisition personnel and presence in local markets combined with its substantial research capabilities and access to investment capital. As of January 31, 1998, PTR had a substantial development pipeline consisting of approximately $1.33 billion in communities under construction or In Planning, based on Total Expected Investment (including $492 million Under Control). Over $943 million of this development pipeline is located in PTR's West Coast Markets (including $478 million Under Control). Management believes that ongoing investment in these key markets will be an important component of PTR's future revenue and cash flow growth due to limited new competition as a result of high barriers to entry against new supply and strong demand fundamentals in these markets. "--Current Development Activity" provides a summary of Multifamily communities under construction as of January 31, 1998 and "--Recent Acquisitions" provides an overview of recent acquisition activity.

  Since December 1995, PTR has been engaged in an asset optimization program designed to redeploy capital from markets with less attractive long-term growth prospects into the targeted key markets and submarkets described above. As indicated in "--Multifamily Investments", PTR has redeployed gross disposition proceeds of over $616.1 million, representing gains of $88.3 million, which have been a direct result of this strategy. PTR expects more limited disposition activity in the future as it has essentially completed the planned repositioning of its portfolio through asset optimization. Management plans to continue to focus on incremental investments in West Coast Markets occurring principally through PTR's value-added development program.

  The West Coast Markets represented only 17% of PTR's portfolio of communities operating or under construction at the end of 1995, based on Total Expected Investment, and grew to 53% by the end of 1997. This percentage is expected to increase in future periods as a result of continued investment emphasis in these markets. Management anticipates that future revenue and cash flow growth rates will be positively impacted by this geographic transition in market focus.

  In addition to proceeds from its asset optimization program, PTR's investment activity over the last three years has been funded primarily from issuances of Long-Term Debt, acquisition-related assumption of mortgages, the sale of Common Shares and Series B Preferred Shares, community dispositions and internally generated cash flow from operations. The Long-Term Debt issuances have been structured in such a manner that the overall principal repayment requirements are relatively level with no significant balloon payments in any given year. See "--Liquidity and Capital Resources--Scheduled Debt Maturities and Interest Payment Requirements."

  During the last three years, in addition to the investment activity discussed above, PTR's financial results have been impacted by three notable transactions.

    (1) On March 23, 1995, PTR consummated a merger of PACIFIC with and into PTR. PACIFIC, which was a Multifamily REIT owned almost entirely by Security Capital Group, held a portfolio consisting of 5,579 Multifamily units located primarily in Nevada, Oregon, Utah and Washington. PTR issued 8.5 million Common Shares valued at $138.7 million ($16.375 per share) and assumed $51.9 million of line of credit debt and $54.4 million of mortgage debt in exchange for all of PACIFIC's outstanding common stock.

    (2) On October 17, 1996, PTR contributed all of its Homestead Assets to Homestead, a newly formed company, in exchange for 9,485,727 shares of Homestead common stock and approximately $84.5 million (face amount) of Homestead Notes. PTR also received 6,363,789 warrants to acquire additional Homestead common stock in exchange for entering into a funding agreement. Under the funding agreement, PTR committed to lend up to $198.8 million in secured financing to complete the development of the contributed properties in exchange for up to $221.3 million in Homestead Notes (including the Homestead Notes received at the transaction date). The Homestead common stock and warrants were distributed to PTR's common shareholders.

        The Homestead assets constituted 7.1% of PTR's total assets and 8.2% of PTR's total earnings from operations from January 1, 1996 to October 17, 1996. PTR had funded $186.9 million of its $198.8 million funding commitment as of December 31, 1997 and earned $16.7 million and $2.0 million in interest income from the Homestead Notes in 1997 and 1996, respectively.

    (3) On September 9, 1997, PTR became an internally managed REIT as a result of the acquisition of the REIT Manager and Property Manager from Security Capital Group in exchange for 3,295,533 Common Shares. In addition, Security Capital Group issued pro rata directly to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital Group) $102.0 million of warrants to acquire 3,644,430 Shares of Class B common stock of Security Capital Group at an exercise price of $28 per share. Following the transaction, PTR no longer incurs fees for REIT and property management services (except for a small amount of third-party property management services), but instead incurs the actual personnel and other operating costs associated with these management functions. On September 9, 1997, PTR also established the Incentive Plan, which created a better alignment of management and employee interests with those of PTR's shareholders. PTR also entered into the ASA with Security Capital Group for the provision of certain administrative services.

  A more detailed analysis of PTR's operating performance, liquidity and financial position is provided below under "--Results of Operations" and "-- Liquidity and Capital Resources. "

 Multifamily Investments

  The following table provides an overview of PTR's Multifamily portfolio and related investment activity for 1997, 1996 and 1995 (dollar amounts in thousands):

                                                YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
      OPERATING COMMUNITIES:
        Communities........................        137        142        131
        Units..............................     43,465     42,702     38,737
        Total Expected Investment.......... $2,305,719 $1,891,828 $1,515,267
      COMMUNITIES UNDER CONSTRUCTION:
      Starts During Year:
        Communities........................         12         13         11
        Units..............................      3,423      3,875      3,196
        Total Expected Investment.......... $  265,077 $  262,547 $  179,402
      Completions During Year:
        Communities........................         10         13          5
        Units..............................      3,358      3,820      1,088
        Total Expected Investment.......... $  201,515 $  208,332 $   52,560
      Stabilizations During Year:
        Communities........................          7         12          6
        Units..............................      2,204      3,456      1,690
        Total Expected Investment.......... $  136,019 $  186,426 $   73,472
      Under Construction at Year-End:
        Communities........................         18         17         17
        Units..............................      5,545      5,479      5,424
        Total Expected Investment.......... $  418,840 $  354,852 $  297,549
      ACQUISITIONS:
        Communities........................         15         20         24(1)
        Units..............................      4,655      6,448      7,633(1)
        Total Expected Investment.......... $  399,049 $  417,729 $  361,027(1)
      DISPOSITIONS:
        Communities........................         27         22          1
        Units..............................      7,250      6,303        166
        Gross sales proceeds............... $  304,640 $  297,623 $   13,815
        Gains (2).......................... $   48,232 $   37,492 $    2,623

--------
(1) 1995 acquisitions include 17 communities containing 5,579 units with an aggregate purchase price including budgeted renovations of $242.5 million acquired in connection with the PACIFIC Merger.
(2) Includes aggregate gains (losses) of $0.4 million, $0.4 million and ($0.6 million) in 1997, 1996 and 1995, respectively, associated with the disposition of certain non-multifamily properties.

 Current Development Activity

  The following table summarizes PTR's development communities under construction as of December 31, 1997, except as noted below (dollar amounts in thousands):

                                                                    DELIVERY DATE     EXPECTED
                        NUMBER                TOTAL      START DATE   FOR FIRST    STABILIZATION
                          OF      PTR        EXPECTED    (QUARTER/      UNITS           DATE      PERCENTAGE
                        UNITS  INVESTMENT INVESTMENT (1)   YEAR)    (QUARTER/YEAR) (QUARTER/YEAR) LEASED (2)
                        ------ ---------- -------------- ---------- -------------- -------------- ----------
COMMUNITIES UNDER
 CONSTRUCTION:
CENTRAL REGION:
 Dallas, Texas:
   Timber Ridge II.....   192   $  8,786     $  9,603      Q1/97        Q4/97          Q2/98         74.0%
                        -----   --------     --------
 Denver, Colorado:
   Legacy Heights......   384   $ 15,185     $ 23,139      Q2/97        Q1/98          Q2/99          N/A
                        -----   --------     --------
 Houston, Texas:
   Memorial Heights II.   256   $ 15,002     $ 15,944      Q4/96        Q4/97          Q3/98         60.2%
   Oaks at Medical
    Center II..........   318      6,124       20,229      Q4/97        Q4/98          Q3/99          N/A
                        -----   --------     --------
     Total Houston.....   574   $ 21,126     $ 36,173
                        -----   --------     --------
      Total Central
       Region.......... 1,150   $ 45,097     $ 68,915
                        -----   --------     --------
NORTHWEST REGION:
 Portland, Oregon:
   Arbor Heights.......   348   $ 22,740     $ 23,368      Q2/96        Q3/97          Q3/98         48.6%
   Cambridge Crossing..   250     15,868       15,870      Q3/96        Q3/97          Q3/98         84.0
   Hedges Green........   408     14,192       27,720      Q2/97        Q2/98          Q2/99          N/A
                        -----   --------     --------
     Total Portland.... 1,006   $ 52,800     $ 66,958
                        -----   --------     --------
 Salt Lake City, Utah:
   Fairstone at
    Riverview..........   492   $ 30,066     $ 32,675      Q2/96        Q2/97          Q3/98         73.6%
                        -----   --------     --------
 Seattle, Washington:
   Forestview..........   192   $  8,524     $ 15,577      Q2/97        Q2/98          Q1/99          N/A
   Stonemeadow Farms...   280     10,079       22,111      Q2/97        Q2/98          Q1/99          N/A
                        -----   --------     --------
     Total Seattle.....   472   $ 18,603     $ 37,688
                        -----   --------     --------
      Total Northwest
       Region.......... 1,970   $101,469     $137,321
                        -----   --------     --------
WEST REGION:
 Orange County,
  California:
   Las Flores Apartment
     Homes.............   504   $ 25,444     $ 44,767      Q4/96        Q1/98          Q2/99          N/A
   Sorrento............   241     10,995       21,997      Q2/97        Q1/98          Q4/98          N/A
                        -----   --------     --------
     Total Orange
      County...........   745   $ 36,439     $ 66,764
                        -----   --------     --------
 Phoenix, Arizona:
   Arrowhead I.........   272   $ 12,787     $ 18,805      Q3/96        Q1/98          Q4/98          N/A
   San Marbeya.........   404      6,191       28,246      Q4/97        Q4/98          Q1/00          N/A
   San Valiente II.....   228      2,998       13,531      Q4/97        Q4/98          Q4/99          N/A
                        -----   --------     --------
     Total Phoenix.....   904   $ 21,976     $ 60,582
                        -----   --------     --------
 Reno, Nevada:
   Meadowview I........   228   $ 11,084     $ 15,347      Q2/97        Q1/98          Q4/98          N/A
                        -----   --------     --------
 San Francisco (Bay
  Area), California:
   Monterrey Road......   224   $  6,134     $ 24,758      Q4/97        Q4/98          Q4/99          N/A
   Villas at Santa
    Rita...............   324     10,571       45,153      Q4/97        Q4/98          Q1/00          N/A
                        -----   --------     --------
     Total San
      Francisco........   548   $ 16,705     $ 69,911
                        -----   --------     --------
      Total West
       Region.......... 2,425   $ 86,204     $212,604
                        -----   --------     --------
        Total
         Communities
         Under
         Construction.. 5,545   $232,770     $418,840
                        =====   ========     ========

--------
(1) Represents Total Expected Investment as of January 31, 1998.
(2) The percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of January 31, 1998. An "N/A" indicates the communities where lease-up has not yet commenced.

  There are risks associated with PTR's development and construction activities which include: development opportunities explored may be abandoned; construction costs of a community may exceed original estimates; occupancy rates and rents at a newly completed community are dependent on a number of factors, including market and general economic conditions, and may not meet PTR's original projections; financing may not be available on favorable terms for the development of a community; and construction and lease-up may not be completed on schedule, resulting in increased debt service expense and construction costs. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary land-use, building, occupancy and other required governmental permits and authorizations. The occurrence of any of the events described above could adversely affect PTR's ability to achieve its projected yields on communities under development or redevelopment.

  To mitigate these risks, PTR obtains zoning and municipal approvals prior to purchasing land. Furthermore, PTR does not take construction risk, but instead uses qualified third-party general contractors to build its communities, using guaranteed maximum price contracts. PTR cannot eliminate all development risk, but believes that the opportunities to better control product and realize higher returns from development communities more than compensate for the limited risk.

 Recent Acquisitions

  The following table summarizes acquisitions made during 1997 and through January 31, 1998 (dollar amounts in thousands):

                                                     TOTAL EXPECTED ACQUISITION
                                               UNITS INVESTMENT (1)    DATE
                                               ----- -------------- -----------
      NORTHWEST REGION:
        Salt Lake City, Utah:
          Carrington Place....................   142    $  7,743     08/29/97
          Cloverland..........................   186      10,129     09/29/97
        Seattle, Washington:
          The Cambrian........................   422      42,698     06/03/97
          Canyon Pointe.......................   250      21,237     12/29/97
          Newport Crossing....................   192      12,280     01/10/97
          Victorian Village...................   216      19,231     01/23/98
          Waterford...........................   360      28,131     09/16/97
                                               -----    --------
            Total Northwest Region............ 1,768    $141,449
                                               -----    --------
      WEST REGION:
        Inland Empire, California:
          Sierra Hills........................   300    $ 20,245     04/17/97
        Orange County, California:
          River Meadows.......................   152      15,182     03/20/97
        Sacramento, California:
          Folsom Ranch........................   344      24,333     03/31/97
        San Diego, California:
          La Jolla Point......................   328      32,828     04/24/97
        San Francisco (Bay Area), California:
          Los Padres..........................   245      31,344     04/23/97
          Marina Lakes........................   468      40,510     02/19/97
          Reflections.........................   496      53,404     01/27/97
        Ventura County, California:
          Le Club.............................   370      34,556     06/30/97
          Pelican Point.......................   400      30,461     06/26/97
                                               -----    --------
            Total West Region................. 3,103    $282,863
                                               -----    --------
              Total........................... 4,871    $424,312
                                               =====    ========

--------
(1) Represents Total Expected Investment, as of January 31, 1998.

  Acquisitions entail risks that investments will fail to perform in accordance with expectations and that estimates with respect to the cost of improvements to bring an acquired community up to standards established for the market position intended for that community will prove inaccurate. In addition, there are general investment risks associated with any new real estate investment. Although PTR undertakes an evaluation of the physical condition of each new community before it is acquired, certain defects or necessary repairs may not be detected until after the community is acquired, which could significantly increase PTR's total acquisition costs.

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

RESULTS OF OPERATIONS

 Multifamily Property Operations

  At December 31, 1997, Multifamily investments comprised over 99% of PTR's total real estate portfolio, based on Total Expected Investment. The following table summarizes the property operating results from PTR's Multifamily communities for the periods indicated (in thousands):

                                                       1997     1996     1995
                                                     -------- -------- --------
      Rental revenues............................... $331,346 $293,531 $243,796
                                                     -------- -------- --------
      Property Operating Expenses:
        Rental expenses............................. $ 87,162 $ 80,216 $ 68,246
        Real estate taxes...........................   27,317   24,915   20,457
        Property management fees....................    8,444   11,021    9,269
                                                     -------- -------- --------
          Total Property Operating Expenses......... $122,923 $116,152 $ 97,972
                                                     -------- -------- --------
      Net Operating Income.......................... $208,423 $177,379 $145,824
                                                     ======== ======== ========
      Operating margin (Net Operating Income/Rental
       revenues)....................................    62.9%    60.4%    59.8%
                                                     ======== ======== ========

  The increases in rental revenues and Property Operating Expenses in each period are primarily a result of net increases in the number of operating units resulting from PTR's substantial acquisition and development activity. Management has focused its investment emphasis primarily on key West Coast Markets which are believed to have higher growth potential, while reducing investments in certain other markets within PTR's geography having less attractive growth prospects. A portion of the increase in revenues and expenses is attributable to the greater emphasis in the West Coast Markets since these markets are generally characterized by higher per unit rental rates and, to a lesser extent, higher per unit operating costs. Net Operating Income has also been positively impacted by an intensive management program focused on maximizing community profitability through revenue growth and expense control. The positive impact of PTR's investment strategy and management program are reflected in an improving operating margin which has steadily grown from 59.8% in 1995 to 62.9% in 1997. Intensive management efforts are expected to continue with a view towards maintaining a high operating margin. The higher profitability in 1997 is partially attributable to PTR's acquisition of the Property Manager on September 9, 1997. After that date, PTR directly incurred personnel and other costs related to property management, in lieu of paying a property management fee to Security Capital Group, which resulted in a reduction of property management fees in 1997, partially offset by a corresponding increase in rental expenses. The full year benefit of the transaction will not be reflected in PTR's operating results until 1998.

  PTR categorizes operating Multifamily communities (which include all completed revenue-generating communities) as either Stabilized or Prestabilized. Approximately 74.0%, 74.4% and 87.2% of PTR's operating Multifamily portfolio was classified as Stabilized as of December 31, 1997, 1996 and 1995, respectively, based on Total Expected Investment. The percentage has not increased due to PTR's active investment program, which involves the development, acquisition and disposition of Multifamily communities.

  The full impact of additional Net Operating Income from PTR's Multifamily development activities and, to a lesser extent, acquisition activities, is not reflected until after the communities are Stabilized. During the period that a new building is undergoing construction, no operating income is being generated. Furthermore, Property Operating Expenses generally exceed rental revenues during the early stages of lease-up. As buildings are completed and leased, Net Operating Income becomes positive and the return on investment gradually increases until the overall community is producing a Stabilized yield, which is generally achieved 18 to 24 months after construction commences. Despite the short-term dilutive impact, PTR's operating results demonstrate that its development activities contribute positively to long-term operating performance.

  Similarly, PTR often acquires a community with the intent of repositioning and/or renovating the property to maximize the opportunity for long-term cash flow growth. This strategy has been particularly beneficial in certain West Coast Markets where it is generally difficult to develop new product due to a shortage of land suitable for Multifamily development, coupled with onerous zoning restrictions. Upon acquisition, PTR will invest the necessary capital to renovate the property, reconfigure the tenant base and establish new management and marketing plans to increase the long-term potential for the community to produce higher yields. When these activities have been carried out and the community is 93% occupied at market rates, the property is classified as Stabilized. As with developments, PTR experiences some short-term dilution during the renovation process. PTR had 11 communities with an aggregate Total Expected Investment of $239.5 million under renovation as of January 31, 1998.

  Management expects rental revenues and Property Operating Expenses to continue to increase in 1998 as additional acquired and developed units are brought on line and as the full year impact of units which came on line in 1997 are reflected.

 Analysis of Same Store Community Results

  PTR's Same Store Community results have been favorably impacted in recent periods primarily by the strategic investments PTR has made in its West Coast Markets. These favorable results are evidenced by the increasing collections and NOI growth in each quarter of 1997 as compared to the comparable period in 1996 for each respective Same Store Community population, as shown below:

                                                     1997 COMPARED TO 1996
                                                -------------------------------
                                                FOURTH   THIRD  SECOND   FIRST
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
      Collections Growth....................... 4.27%   3.25%   2.88%   2.19%
      Property Operating Expense growth........ 4.41%   2.82%   2.64%   2.42%
      Net Operating Income growth.............. 4.18%   3.55%   3.03%   2.04%
      Number of units in the Same Store
       population.............................. 31,092  27,793  23,109  27,607

  PTR expects to achieve overall Same Store Community revenue and Net Operating Income growth in the 4.5% to 5% range and Property Operating Expense Growth of less than 4% during 1998 as the Same Store Community portfolio becomes more representative of the overall portfolio. PTR's West Coast Markets comprised only 32% of the Same Store Community portfolio whereas these markets constitute 53% of the portfolio of communities operating or under construction based on Total Expected Investment as of December 31, 1997.

 Non-multifamily Property Operations

  From 1992 until October 17, 1996, PTR also developed and operated extended-stay lodging facilities under the Homestead Village(R) name as described above in "--Overview". The Homestead properties contributed Net Operating Income of $13.3 million and $9.3 million in 1996 and 1995, respectively. The year over year growth was primarily attributable to increased properties in operation.

  Since 1991, PTR's strategy has been to divest itself of non-multifamily properties. As of January 31, 1998, PTR owns only one non-multifamily property, which is a 338-room, five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California. The hotel is leased to Bristol Hotel Asset Company and represents less than 1% of PTR's total assets as of December 31, 1997. PTR's non-multifamily properties contributed Net Operating Income of $3.6 million, $3.0 million and $3.4 million in 1997, 1996 and 1995, respectively.

 Homestead Interest and Homestead Notes

  Through December 31, 1997, PTR had funded $186.9 million of its $198.8 million funding commitment to Homestead, of which $85.8 million was funded during 1997. The remaining $11.9 million is expected to be provided to Homestead in early 1998 as the development properties contributed by PTR are completed. Under the funding agreement, PTR receives approximately $1.11 in principal amount of Homestead Notes for every $1.00 it funds.

  PTR receives semi-annual interest-only payments at 9% per annum of the face amount of the Homestead Notes outstanding. During 1997 and 1996, PTR recorded $16.7 million and $2.0 million in interest income, respectively ($15.4 million and $1.9 million, respectively for purposes of calculating Funds From Operations) from the Homestead Notes. PTR deducts from net earnings the interest income related to the amortization of the conversion discount and warrant-related deferred revenue in calculating Funds From Operations. Homestead interest income is expected to increase in 1998 and 1999 as PTR fulfills its funding commitment and as the full impact of 1997 fundings is reflected. The Homestead Notes are callable at the option of Homestead after October 31, 2001 and mature on October 31, 2006.

  Upon expected full funding, PTR will have funded $198.8 million in exchange for Homestead Notes having a face amount of $221.3 million. The Homestead Notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 19.2 million shares of Homestead common stock at full funding. Under these assumptions and using the trading price of Homestead common stock at December 31, 1997 of $15.063, PTR's ownership would result in the following incremental value per PTR Common Share at December 31, 1997 (in thousands, except per share amounts):

   Homestead common stock price (at 12/31/97).......................... $15.063
   Conversion price....................................................  11.500
                                                                        -------
     Incremental value per share of Homestead common stock............. $ 3.563
   Shares of Homestead common stock issuable upon conversion (at full funding)...........................................................  19,246
                                                                        -------
     Total incremental value from conversion........................... $68,573
                                                                        -------
   PTR Common Shares outstanding (at 12/31/97).........................  92,634
                                                                        -------
     Assumed incremental value per PTR Common Share at December 31,
      1997............................................................. $  0.74
                                                                        =======

  The difference between the fair value of the Homestead Notes (assuming conversion), based upon the Homestead closing price, and the amortized cost of the Homestead Notes is reflected as an additional component of the balance of the Homestead Notes and as an unrealized holding gain on PTR's balance sheet. The unrealized holding gain as of December 31, 1997 was $83.8 million. Upon full funding, PTR's conversion rights would represent a 29.2% ownership interest in Homestead as of January 31, 1998. This ownership interest assumes no further equity issuances by Homestead and conversion of all outstanding Homestead Notes upon full funding by PTR and ATLANTIC.

 Depreciation Expense

  The increases in depreciation expense reflected in each year of the three-year period result primarily from the net increase in the number of Multifamily operating communities partially offset in 1996 by the contribution of PTR's Homestead properties to Homestead. Depreciation will continue to increase as additional operating communities are added to the portfolio.

 Interest Expense

  The following table summarizes PTR's interest expense (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
      Credit facilities.............................. $14,347  $ 9,813  $ 5,749
      Long-Term Debt.................................  46,311   29,308   14,480
      Mortgages payable..............................  18,101   13,108   11,096
      Capitalized interest........................... (17,606) (16,941) (11,741)
                                                      -------  -------  -------
          Total interest expense..................... $61,153  $35,288  $19,584
                                                      =======  =======  =======

  The increase in interest expense on PTR's credit facilities resulted primarily from higher average outstanding balances. Average borrowings on the line of credit were approximately $121.0 million (with an average effective interest rate of 8.4%) in 1997, as compared to average borrowings of approximately $112.2 million and $51.9 million (with an average effective interest rate of 8.8% and 11.1%) in 1996 and 1995, respectively. Additionally, PTR borrowed $60 million and $40 million under two separate short-term borrowing agreements bearing interest at LIBOR plus 0.60%, on March 10, 1997 and April 4, 1997, respectively. Both borrowing agreements were repaid in full at maturity on September 10, 1997. The average outstanding balance during 1997 and from September 22, 1996 to December 31, 1996 on PTR's short-term, unsecured, borrowing agreement with Chase was $16.4 million and $10.5 million, respectively.

  Long-Term Debt interest expense increased due primarily to the issuance of $380 million of Long-Term Debt during the year ended December 31, 1996 and $50 million of Long-Term Debt in March 1997.

  Mortgage interest expense increased as a result of additional weighted-average debt outstanding due to mortgage assumptions related to community acquisitions. These increases were partially offset by prepayments during 1997, 1996 and 1995.

  The increases in interest costs from year to year were partially offset by increases in capitalized interest, which were primarily attributable to higher levels of Multifamily development activity in each successive year.

 REIT Management Fee and Acquisition of REIT Manager

  The REIT management fee paid by PTR decreased by approximately 41.2% during 1997 as compared to 1996 due primarily to the Homestead transaction which occurred on October 17, 1996 and PTR's acquisition of the REIT Manager on September 9, 1997. The increase in 1996 over 1995 is attributable to the fact that the REIT management fee paid by PTR fluctuated with the level of PTR's pre-REIT management cash flow (as defined in the REIT management agreement), which was higher in 1996 than 1995.

  Upon acquisition of the REIT Manager, PTR became an internally managed REIT. Effective September 9, 1997, the REIT management fee was replaced with the actual personnel and other operating costs associated with the REIT management function. These costs are recorded as general and administrative expenses, and as such, were the primary contributor to the $3.0 million increase in this line item. Direct and incremental costs related to successful development and acquisition activities are capitalized as part of the related real estate basis.

  Upon closing of the Merger, PTR entered into the ASA with Security Capital Group for the provision of services which include, but are not limited to, research, payroll and human resources, cash management, accounts payable, data processing, investor relations and insurance, legal and tax administration. PTR may purchase all or any combination of these services in exchange for a fee equal to Security Capital Group's direct cost of such service plus 20% (not to exceed market rates), subject to a maximum of approximately $5.5 million for 1998. Cost savings experienced by Security Capital Group under the ASA accrue to PTR and accordingly, management expects actual fees for 1998 to be less than the $5.5 million maximum. ASA fees expensed from the Merger date through December 31, 1997 under this agreement aggregated $1.3 million. ASA costs related to successful development and acquisition activities are capitalized as part of the related real estate basis. The ASA, which expires on December 31, 1998, provides for annual renewals for consecutive one-year terms, subject to approval by a majority of PTR's independent Trustees.

 Costs Incurred in Acquiring Management Companies from an Affiliate

  The market value of the 3,295,533 Common Shares issued to Security Capital Group on September 9, 1997 upon PTR's acquisition of the REIT Manager and Property Manager was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on September 8, 1997. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "Costs incurred in acquiring the Management Companies from an affiliate" on PTR's Statement of Earnings. The difference was not recorded as "goodwill" on the balance sheet, since the management companies did not qualify as businesses for purposes of applying APB Opinion No. 16, Business Combinations. This one-time adjustment was recorded as an expense on PTR's Statement of Earnings but was not deducted for purposes of calculating Funds From Operations, due to the non-recurring and non-cash nature of this expense.

 Gains and Provision for Loss on Real Estate and Investments

  Since the inception of the asset optimization strategy in December 1995 and through December 31, 1997, PTR has redeployed gross proceeds from dispositions aggregating $616.1 million from markets which management believed had less attractive long-term growth prospects to well-located communities primarily in PTR's West Coast Markets, which have high barriers to entry against new supply and strong economic fundamentals. For federal income tax purposes, the majority of the dispositions were structured as tax-deferred exchanges which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $48.2 million, $37.5 million and $2.6 million, were recorded for 1997, 1996 and 1995, respectively.

  As part of this ongoing strategy, PTR was committed to the sale of four Multifamily communities, four parcels of land and one non-multifamily property as of December 31, 1997. The aggregate carrying value of these properties held for disposition was $66.3 million at December 31, 1997. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Subject to normal closing risks, PTR expects to complete these and other dispositions during 1998 and redeploy the proceeds, primarily through tax-deferred exchanges, into the acquisition of Multifamily communities in PTR's West Coast Markets.

  PTR's real estate investments are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss of $3.0 million and $0.4 million during 1997 and 1995, respectively. The recording of a provision for possible loss has no impact on cash flow from operating activities. As of December 31, 1997, PTR's real estate investments were carried at depreciated cost, which is not in excess of the estimated fair market value.

 Extraordinary Item--Loss on Early Extinguishment of Debt

  During 1996, PTR prepaid $25.8 million in mortgage notes payable. Such early extinguishment of debt resulted in prepayment penalties and a write-off of unamortized loan costs in the aggregate of $870,000 which was recorded as an extraordinary item for 1996.

 Preferred Share Dividends

  The higher level of Preferred Share dividends in 1996 over 1995 is attributable to the issuance of $105 million in Series B Preferred Shares in May 1995. The decrease in 1997 from 1996 levels is due to conversions of Series A Preferred Shares into Common Shares.

LIQUIDITY AND CAPITAL RESOURCES

  PTR considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be sufficient to meet all of its cash flow requirements for the foreseeable future.

 Operating Activities

  Net cash flow provided by operating activities increased by $15.8 million (11.0%) for 1997 as compared to 1996 and $22.1 million (18.2%) for 1996 as compared to 1995. These increases are due primarily to Multifamily property acquisitions and developments as described under "--Overview" and "--Results of Operations" above and, to a lesser extent, cash flow growth in communities fully operating in both comparative years.

 Investing and Financing Activities

  During 1997, 1996 and 1995, PTR invested cash of $616.1 million, $628.6 million and $311.6 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "--Overview" above. The $616.1 million invested in real estate and $85.8 million in fundings of Homestead Notes during 1997 were financed primarily from $297.9 million in net proceeds from property dispositions and borrowings under PTR's credit facilities. These credit facilities were partially repaid with proceeds from PTR's $50 million offering of Long-Term Debt issued in March 1997, $54.3 million in net proceeds from the sale of 2.5 million Common Shares in June 1997 and the $194.1 million in net proceeds from rights and oversubscription offerings of approximately 8.9 million Common Shares in September 1997. (See "Item 14(a). Financial Statements and Schedule, Note 6, Shareholders' Equity.") The $628.6 million invested during 1996 was financed primarily from $291.1 million in net proceeds from property dispositions and proceeds from the issuance of $380 million of Long-Term Debt. The $311.6 million invested during 1995 was financed primarily from $216.3 million of net proceeds from the sale of Common Shares and $101.3 million of net proceeds from the sale of Series B Preferred Shares.

  Other significant financing activity included the payment of $124.9 million, $114.9 million and $98.6 million in Common and Preferred Share distributions in 1997, 1996 and 1995, respectively. The increase is primarily attributable to annual increases in the cash distributions paid per Common Share and an increase in the overall number of Common and Preferred Shares outstanding in 1997, 1996 and 1995. Preferred Share dividends paid decreased approximately $4.8 million in 1997, as a result of conversions of Series A Preferred Shares to Common Shares, which was offset by a corresponding increase in Common Share distributions. Preferred Share dividends increased $2.3 million and $5.7 million in 1996 and 1995, respectively, due to the issuance of the Series B Preferred Shares in 1995. PTR prepaid mortgages due to community dispositions of $49.8 million, $43.0 million and $0.3 million in 1997, 1996 and 1995, respectively.

  Significant non-cash investing and financing activities included: (i) the 1997 acquisition of the REIT Manager and Property Manager in exchange for Common Shares, (ii) the 1996 contribution of PTR's Homestead Assets to Homestead in exchange for Homestead Notes and Homestead common stock, (iii) the 1995 merger of PACIFIC into PTR whereby PTR Common Shares were issued and PACIFIC debt was assumed in exchange for all of PACIFIC's outstanding common stock and (iv) the assumption of mortgage debt in connection with various Multifamily community acquisitions.

 Scheduled Debt Maturities and Interest Payment Requirements

  In order to minimize refinancing risk, PTR's debt obligations are carefully structured to create a relatively level principal maturity schedule without large payments due in any future year. Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter, as of December 31, 1997, are as follows (in thousands):

                                         CREDIT   LONG-TERM MORTGAGES
                                       FACILITIES   DEBT     PAYABLE    TOTAL
                                       ---------- --------- --------- ----------
      1998............................  $  8,000  $    --   $ 28,993  $   36,993
      1999............................   223,500    30,000     9,089     262,589
      2000............................       --        --     30,734      30,734
      2001............................       --     12,500    24,559      37,059
      2002............................       --     32,500    18,123      50,623
      2003............................       --     38,750     2,961      41,711
      2004............................       --     38,750     2,798      41,548
      2005............................       --     38,750    13,025      51,775
      2006............................       --     38,750     3,276      42,026
      2007............................       --     38,750    15,164      53,914
      2008............................       --     38,750    20,076      58,826
      2009............................       --     36,250     2,897      39,147
      2010............................       --     38,750     6,298      45,048
      2011............................       --     25,000     3,307      28,307
      2012............................       --     30,000     3,298      33,298
      2013............................       --     35,000     3,349      38,349
      2014............................       --     42,500    16,453      58,953
      2015............................       --     40,000    24,592      64,592
      2016............................       --     45,000     3,106      48,106
      2017............................       --     30,000     3,350      33,350
      Thereafter......................       --        --     30,204      30,204
                                        --------  --------  --------  ----------
          Total.......................  $231,500  $630,000  $265,652  $1,127,152
                                        ========  ========  ========  ==========

  Approximately $145.0 million of borrowings were outstanding on PTR's $350 million line of credit as of March 16, 1998. The line of credit matures August 1999 and may be extended annually for an additional year with the approval of the Lenders. The aggregate amount of borrowings outstanding under all of PTR's credit facilities as of March 16, 1998 was $145.0 million.

  The LIBOR spread on PTR's $350 million line of credit was reduced from 1.125% to 0.75% effective August 13, 1997. Based upon this spread, the nominal interest rate on the line of credit was 6.75% as of January 31, 1998. The commitment fee on the line of credit was $358,000, $396,000 and $502,000 for 1997, 1996 and 1995, respectively. The floating interest rate on PTR's short term, unsecured, borrowing agreement with Chase was 6.25% at January 31, 1998 and ranged from 5.94% to 7.13% during 1997.

  At December 31, 1997, the weighted-average effective interest rate was 7.64% on PTR's $630 million of Long-Term Debt and 7.02% on the $265.7 million in mortgages payable.

 Shareholder Dividend/Distribution Requirements

  PTR announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 2, 1997 Board meeting, the Board announced a projected increase in the annual distribution level from $1.30 to $1.36 per Common Share and declared the first quarter 1998 distribution of $0.34 per Common Share. The first quarter distribution was paid on February 25, 1998, to shareholders of record on February 11, 1998. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating performance of PTR. PTR's long-term objective is to reduce its dividend payout ratio to 65-70% of Funds From Operations while increasing annual dividends per Common Share each year. Reducing the dividend payout ratio allows PTR to retain more of its internally generated cash flow from operations to fund future investment opportunities while maintaining compliance with the REIT rules requiring payout of at least 95% of taxable income. There were approximately 92.6 million Common Shares outstanding as of December 31, 1997.

  The dividend rate on PTR's Series A Preferred Shares for 1998 is $1.832 per share. The rate is determined annually based on the greater of 7% of the $25 per share liquidation preference or the equivalent amount that would be received upon conversion to Common Shares. The conversion rate is currently
1.3469 Common Shares for each Series A Preferred Share. There were approximately 5.4 million Series A Preferred Shares outstanding as of December 31, 1997. PTR's Series B Preferred Shares receive a dividend equal to 9% of the $25 per share liquidation preference or $2.25 per share. As of December 31, 1997, there were 4.2 million Series B Preferred Shares outstanding. The Preferred Shares are cumulative and redeemable under certain circumstances. The Preferred Share dividends do not reduce the amount PTR has budgeted for Common Share distributions but do increase the percentage of the Common Share distribution that constitutes a non-taxable return of capital.

  See "Item 14(a). Financial Statements and Schedule, Note 4, Borrowings and
Note 6, Shareholders' Equity" for further details.

 Planned Investments

  Following is a summary of planned investments as of January 31, 1998 (dollar amounts in thousands). The amounts reflected as "Unfunded Total Expected Investment" include future investments that PTR plans to make, although there is not a contractual commitment. The amounts labeled "Unfunded Commitments" represent the approximate amount of the "Unfunded Total Expected Investment" that PTR has committed to fund.

                                                  UNFUNDED           UNFUNDED
                                    UNITS TOTAL EXPECTED INVESTMENT COMMITMENTS
                                    ----- ------------------------- -----------
   Planned operating community
    improvements...................   --          $  67,741          $  16,932
   Communities under construction.. 5,545         $ 171,273          $ 171,273
   Communities In Planning and
    owned.......................... 4,992         $ 330,995          $     --
   Communities In Planning and
    Under Control.................. 5,518         $ 488,332          $     --
   Operating communities under
    contract or letter of intent...   792         $  61,253          $     --

  PTR anticipates completion of the communities that are currently under construction and the planned operating community improvements in 1998 and 1999 and expects to start construction of over $420 million, based on Total Expected Investment, in communities that are currently In Planning, during 1998. Acquisition of the operating communities that are currently under contract or letter of intent is expected to occur during 1998. No assurances can be given that communities PTR does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than PTR's current estimates.

  PTR's remaining funding commitment to Homestead aggregated $7.9 million as of January 31, 1998, which PTR anticipates funding in early 1998.

 Funding Sources

  PTR expects to finance its investment and operating needs, including those outlined above, with cash flow from operating activities, borrowings under its credit facilities and disposition proceeds from its asset optimization strategy, prior to arranging long-term financing. PTR uses its credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. Other sources of future liquidity and financial flexibility include shelf-registered securities which can be issued on an as-needed basis in the form of Long-Term Debt, Common Shares or preferred shares, subject to PTR's ability to effect offerings on satisfactory terms. After giving effect to the $125 million of Long-Term Debt issued on March 6, 1998, PTR had $445.9 million in shelf-registered securities available for issuance. PTR believes that its current conservative ratio of Long-Term Debt and mortgages payable to Long-Term Undepreciated Book Capitalization of 34.91% at December 31, 1997 (37.93% on a pro forma basis giving effect to the issuance of $125 million of Long-Term Debt on March 6, 1998 and the application of the proceeds therefrom), provides considerable flexibility with respect to its ability to finance its investment activities. PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all covenants pertaining to its debt instruments at December 31, 1997.

 Other Contingencies and Hedging Activities

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings in order to manage well-defined interest rate risk. In anticipation of the $125 million Long-Term Debt offering that closed on March 6, 1998, PTR entered into four separate interest rate contracts with notional amounts aggregating $120 million. Upon completion of the offering, PTR terminated the interest rate contracts, realizing a loss of approximately $5.5 million, which has been deferred and is being amortized as an increase to interest expense over the term of the Long-Term Debt that was issued. Similarly, in anticipation of the $50 million Long-Term Debt offering that closed March 31, 1997, PTR entered into interest rate contracts with notional amounts aggregating $50 million in 1996. Upon completion of the offering, PTR terminated the interest rate contracts, realizing a gain of approximately $819,000 which has been deferred and is being amortized as an offset to interest expense over the term of the Long-Term Debt that was issued.

 Impact of Year 2000 Issue

  PTR has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and, if not, the efforts that will be necessary to bring the programs into compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

  PTR has not identified any computer system or application for which a failure to be Year 2000 compliant would result in a material adverse impact on PTR's business activities or results of operations. However, the preliminary results of this review indicate that certain of PTR's accounting and financial reporting applications are not Year 2000 compliant. In order to enhance operating efficiencies, PTR has already undertaken a project that will replace these core financial systems with computer software that will better serve PTR in the future. This new software, that is expected to be fully operational by the first quarter of 1999, is Year 2000 compliant.

  PTR is currently evaluating Year 2000 modifications to other existing software programs. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner.

 Capitalization Policy

  PTR capitalizes direct and incremental costs related to the successful acquisition, development or improvement of real estate, and certain related indirect costs. Direct and incremental costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

  Repairs and maintenance and make-ready expenditures, including carpet and appliance replacements, are expensed as incurred to the extent they are not acquisition-related renovation costs identified during PTR's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant Multifamily unit for the next resident.

 Funds From Operations

  Funds From Operations is defined as net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) from depreciated real estate, provisions for possible losses, non-cash interest income from Homestead Notes, extraordinary items and significant non-recurring items. PTR believes that Funds From Operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of PTR to incur and service debt, to make capital expenditures and to fund other cash needs. The Funds From Operations measure presented by PTR, while consistent with the NAREIT definition, will not be comparable to similarly titled measures of other REIT's which do not compute Funds From Operations in a manner consistent with PTR. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing, or financing activities as a measure of liquidity. Funds From Operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are summarized above in "Item 6. Selected Financial Data".

  In 1996, PTR contributed its Homestead Assets to Homestead. Management believes that Funds From Operations for 1996 and 1995 should be adjusted to reflect the effects of the Homestead transaction to provide a more meaningful comparison to the historical 1997 results. Accordingly, pro forma Funds From Operations for 1996 and 1995 has been calculated as if the Homestead transaction had occurred on January 1, 1995. The Funds From Operations information is unaudited and the pro forma Funds From Operations is not necessarily indicative of what actual Funds From Operations would have been if the Homestead transaction had occurred on January 1, 1995.

  Funds From Operations and pro forma Funds From Operations were as follows (amounts in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
   Net earnings attributable to Common Shares....  $ 53,534  $106,544  $62,496
   Add (Deduct):
     Depreciation on real estate investments.....    52,893    44,887   36,685
     Provision for possible loss on investments..     3,000       --       420
     Gain on disposition of investments, net.....   (48,232)  (37,492)  (2,623)
     Extraordinary item--loss on early
      extinguishment of debt, net................       --        739      --
     Amortization related to Homestead Notes.....    (1,281)     (141)     --
     Costs incurred in acquiring Management
      Companies from an affiliate................    71,707       --       --
                                                   --------  --------  -------
   Historical Funds From Operations attributable
    to Common Shares.............................  $131,621  $114,537  $96,978
                                                   --------  --------  -------
   Add (deduct) pro forma adjustments relating to
    the contribution of Homestead Assets:
     Reduction in revenues and operating
      expenses(1)................................  $    --   $(13,294) $(9,314)
     Increase in interest income(2)..............       --      4,093      446
     Increase in interest expense(3).............       --       (460)    (778)
     Reduction in capitalized interest(4)........       --     (2,246)  (2,149)
     REIT management fee effect(5)...............       --      2,757    1,988
     Other.......................................       --         35       62
                                                   --------  --------  -------
       Total pro forma adjustments...............  $    --   $ (9,115) $(9,745)
                                                   --------  --------  -------
   Funds From Operations attributable to Common
    Shares (Pro forma for 1996 and 1995).........  $131,621  $105,422  $87,233
                                                   ========  ========  =======
   Weighted-average Common Shares outstanding
    (Basic)......................................    81,870    73,057   67,052
                                                   ========  ========  =======

--------
(1) Represents the elimination of Homestead's historical revenues and operating expenses.
(2) Represents interest income which would have been recognized on the Homestead Notes, assuming that PTR received Homestead common stock in exchange for its contribution first, and then Homestead Notes in exchange for the balance of its contribution over the respective time periods.
(3) Represents the assumed amount of incremental interest expense which would have been incurred as a result of higher line of credit balances due to reduced cash flow.
(4) Represents the reclassification of historical interest costs capitalized on Homestead developments to interest expense.
(5) Represents the decrease in REIT management fee that would have resulted from the pro forma adjustments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  PTR's Balance Sheets as of December 31, 1997 and 1996, its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1997 and Schedule III--Real Estate and Accumulated Depreciation, together with the report of KPMG Peat Marwick LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Not applicable.

                                   PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding PTR's executive officers, see "Item 1. Business-- Trustees and Officers of PTR." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PTR's 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Election of Trustees" and "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the captions "Principal Shareholders" and "Election of Trustees" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

    (a) Financial Statements and Schedule:

      1. Financial Statements:

        See Index to Financial Statements and Schedules on page 48 of this report, which is incorporated herein by reference.

      2. Financial Statement Schedule:

        See Schedule III on page 79 of this report, which is incorporated herein by reference.

      All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

      3. Exhibits

        See Index to Exhibits on pages 87 of this report, which is incorporated herein by reference.

    (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

      None filed in last quarter of period covered by this report.

    (c) Exhibits:

      The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 87 of this report, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
SECURITY CAPITAL PACIFIC TRUST:
  Independent Auditors' Report............................................  49
  Balance Sheets as of December 31, 1997 and 1996.........................  50
  Statements of Earnings for the years ended December 31, 1997, 1996 and
   1995...................................................................  51
  Statements of Shareholders' Equity for the years ended December 31,
   1997, 1996 and 1995....................................................  52
  Statements of Cash Flows for the years ended December 31, 1997, 1996 and
   1995...................................................................  53
  Notes to Financial Statements...........................................  54
  Schedule III--Real Estate and Accumulated Depreciation as of December
   31, 1997...............................................................  79

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
January 31, 1998, except as to Note 13 which is as of March 6, 1998

                         SECURITY CAPITAL PACIFIC TRUST

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                        ----------------------
                        ASSETS                             1997        1996
                        ------                          ----------  ----------
Real estate............................................ $2,604,919  $2,153,363
Less accumulated depreciation..........................    129,718      97,574
                                                        ----------  ----------
                                                         2,475,201   2,055,789
Homestead Notes........................................    272,556     176,304
Other mortgage notes receivable........................     12,682      13,525
                                                        ----------  ----------
    Net investments....................................  2,760,439   2,245,618
Cash and cash equivalents..............................      4,927       5,643
Accounts receivable and accrued interest...............     11,544       4,157
Other assets...........................................     28,776      27,014
                                                        ----------  ----------
    Total assets....................................... $2,805,686  $2,282,432
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Liabilities:
  Credit facilities.................................... $  231,500  $  110,200
  Long-Term Debt.......................................    630,000     580,000
  Mortgages payable....................................    265,652     217,188
  Distributions payable................................     31,495      24,537
  Accounts payable.....................................     35,352      22,782
  Accrued expenses and other liabilities...............     71,251      60,217
                                                        ----------  ----------
    Total liabilities..................................  1,265,250   1,014,924
                                                        ----------  ----------
Shareholders' equity:
  Series A Preferred Shares (5,408,393 convertible
   shares in 1997 and 6,494,967 in 1996; stated
   liquidation preference of $25 per share)............    135,210     162,374
  Series B Preferred Shares (4,200,000 shares issued;
   stated liquidation preference of $25 per share).....    105,000     105,000
  Common Shares (shares issued-92,633,724 in 1997 and
   75,510,986 in 1996).................................     92,634      75,511
  Additional paid-in capital...........................  1,268,741     918,434
  Employee share purchase notes........................    (17,238)        --
  Unrealized holding gain on Homestead Notes...........     83,794      74,923
  Distributions in excess of net earnings..............   (127,705)    (68,734)
                                                        ----------  ----------
    Total shareholders' equity.........................  1,540,436   1,267,508
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $2,805,686  $2,282,432
                                                        ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                             STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
Revenues:
  Rental revenues................................... $335,060 $322,046 $262,473
  Interest income on Homestead Notes................   16,687    2,035      --
  Other income......................................    3,915    2,165    2,400
                                                     -------- -------- --------
                                                      355,662  326,246  264,873
                                                     -------- -------- --------
Expenses:
  Rental expenses...................................   87,220   88,474   73,061
  Real estate taxes.................................   27,386   26,962   21,326
  Property management fees:
    Paid to affiliate...............................    7,642   11,610    8,912
    Paid to third parties...........................      803    1,076      747
  Depreciation on real estate investments...........   52,893   44,887   36,685
  Interest..........................................   61,153   35,288   19,584
  REIT management fee paid to affiliate.............   13,040   22,191   20,354
  General and administrative........................    4,036    1,077      952
  Administrative services provided by an affiliate..    1,274      --       --
  Costs incurred in acquiring Management Companies
   from an affiliate................................   71,707      --       --
  Other.............................................    3,822      592    1,556
                                                     -------- -------- --------
                                                      330,976  232,157  183,177
                                                     -------- -------- --------
Earnings from operations............................   24,686   94,089   81,696
  Gain on dispositions of investments, net..........   48,232   37,492    2,623
                                                     -------- -------- --------
Net earnings before extraordinary item..............   72,918  131,581   84,319
  Less extraordinary item-loss on early
   extinguishment of debt...........................      --       870      --
                                                     -------- -------- --------
Net earnings........................................   72,918  130,711   84,319
Less Preferred Share dividends......................   19,384   24,167   21,823
                                                     -------- -------- --------
  Net earnings attributable to Common Shares........ $ 53,534 $106,544 $ 62,496
                                                     ======== ======== ========
Weighted-average Common Shares outstanding (Basic)..   81,870   73,057   67,052
                                                     -------- -------- --------
Weighted-average Common Shares outstanding
 (Diluted)..........................................   90,230   84,340   78,315
                                                     -------- -------- --------
Net earnings and distributions paid per Common
 Share:
  Basic............................................. $   0.65 $   1.46 $   0.93
                                                     ======== ======== ========
  Diluted........................................... $   0.65 $   1.44 $   0.93
                                                     ======== ======== ========
  Distributions paid................................ $   1.30 $   1.24 $   1.15
                                                     ======== ======== ========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                        SERIES A    SERIES B                                   UNREALIZED
                        PREFERRED   PREFERRED   COMMON                          HOLDING
                        SHARES AT   SHARES AT   SHARES               EMPLOYEE    GAINS
                        AGGREGATE   AGGREGATE     AT     ADDITIONAL   SHARE        ON     DISTRIBUTIONS
                       LIQUIDATION LIQUIDATION   PAR      PAID-IN    PURCHASE  HOMESTEAD  IN EXCESS OF  TREASURY
                       PREFERENCE  PREFERENCE   VALUE     CAPITAL     NOTES      NOTES    NET EARNINGS   SHARES     TOTAL
                       ----------- ----------- --------  ----------  --------  ---------- ------------- --------  ----------
Balances at December
 31, 1994............   $230,000    $    --    $ 50,621  $  622,161       --        --      $ (60,211)  $(1,929)  $  840,642
 Net earnings........        --          --         --          --        --        --         84,319       --        84,319
 Preferred Share
  dividends paid.....        --          --         --          --        --        --        (21,823)      --       (21,823)
 Common Share
  distributions......        --          --         --          --        --        --        (84,735)      --       (84,735)
 Issuance of shares,
  net of expenses....        --      105,000     21,694     329,591       --        --            --        --       456,285
 Dividend
  Reinvestment and
  Share
  Purchase Plan, net.        --          --          61         927       --        --            --        --           988
 Cost of treasury
  shares purchased...        --          --         --          --        --        --            --         (8)          (8)
                        --------    --------   --------  ----------  --------   -------     ---------   -------   ----------
Balances at December
 31, 1995............    230,000     105,000     72,376     952,679       --        --        (82,450)   (1,937)   1,275,668
 Comprehensive
  income:
 Net Earnings........        --          --         --          --        --        --        130,711       --       130,711
 Preferred Share
  dividends paid.....        --          --         --          --        --        --        (24,167)      --       (24,167)
 Other comprehensive
  income-- unrealized
  holding gain on
  Homestead Notes....        --          --         --          --        --     74,923           --        --        74,923
                                                                                                                  ----------
 Comprehensive income
  attributable
  to Common Shares...        --          --         --          --        --        --            --        --       181,467
                                                                                                                  ----------
 Common Share
  distributions......        --          --         --          --        --        --        (92,828)      --       (92,828)
 Distribution of
  Homestead
  common stock and
  warrants at
  book value, net of
  transaction
  expenses...........        --          --         --      (96,914)      --        --            --        --       (96,914)
 Conversion of
  2,705,033 Series A
  Preferred Shares
  into 3,294,124
  Common Shares......    (67,626)        --       3,294      64,332       --        --            --        --           --
 Cost of treasury
  shares purchased...        --          --         --          --        --        --            --         (1)          (1)
 Retirement of
  164,957 treasury
  shares.............        --          --        (165)     (1,773)      --        --            --      1,938          --
 Exercise of warrants
  and options, net...        --          --           6         110       --        --            --        --           116
                        --------    --------   --------  ----------  --------   -------     ---------   -------   ----------
Balances at December
 31, 1996............    162,374     105,000     75,511     918,434       --     74,923       (68,734)      --     1,267,508
 Comprehensive
  income:
 Net earnings........        --          --         --          --        --        --         72,918       --        72,918
 Preferred Share
  dividends paid.....        --          --         --          --        --        --        (19,384)      --       (19,384)
 Other comprehensive
  income--change in
  unrealized holding
  gain on Homestead
  Notes..............        --          --         --          --        --      8,871           --        --         8,871
                                                                                                                  ----------
 Comprehensive income
  attributable to
  Common Shares......        --          --         --          --        --        --            --        --        62,405
                                                                                                                  ----------
 Common Share
  distributions......        --          --         --          --        --        --       (112,505)      --      (112,505)
 Issuance of shares
  to affiliate.......        --          --       3,296      68,780       --        --            --        --        72,076
 Sale of shares, net
  of expenses........        --          --      11,420     236,956       --        --            --        --       248,376
 Shares issued under
  Incentive Plan.....        --          --         820      17,241   (17,238)      --            --        --           823
 Conversion of
  1,086,574 Series A
  Preferred Shares
  into 1,463,448
  Common Shares......    (27,164)        --       1,463      25,701       --        --            --        --           --
 Exercise of warrants
  and options, net...        --          --         124       1,629       --        --            --        --         1,753
                        --------    --------   --------  ----------  --------   -------     ---------   -------   ----------
Balances at December
 31, 1997............   $135,210    $105,000   $ 92,634  $1,268,741  $(17,238)  $83,794     $(127,705)  $   --    $1,540,436
                        ========    ========   ========  ==========  ========   =======     =========   =======   ==========

    The accompanying notes are an integral part of the financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              -----------  ---------  ---------
Operating activities:
  Net earnings..............................  $    72,918  $ 130,711  $  84,319
  Adjustments to reconcile net earnings to
   net cash flow provided by operating
   activities:
    Depreciation and amortization...........       54,541     46,911     38,228
    Gain on dispositions of investments,
     net....................................      (48,232)   (37,492)    (2,623)
    Provision for possible loss on
     investments............................        3,000        --         420
    Costs incurred in acquiring Management
     Companies from an affiliate............       71,707        --         --
  Change in accounts payable................        4,000        565      2,719
  Change in accrued expenses and other
   liabilities..............................       11,034     11,286      7,024
  Change in other operating assets..........       (9,244)    (8,042)    (8,292)
                                              -----------  ---------  ---------
      Net cash flow provided by operating
       activities...........................      159,724    143,939    121,795
                                              -----------  ---------  ---------
Investing activities:
  Real estate investments...................     (616,100)  (628,640)  (311,619)
  Funding of Homestead Notes................      (85,750)   (25,242)       --
  Advances on other mortgage notes
   receivable...............................         (200)       --      (1,538)
  Principal repayments on other mortgage
   notes receivable.........................        1,043      2,319      7,701
  Proceeds from dispositions, net of closing
   costs....................................      297,895    291,056     10,968
  Operating cash contributed in Homestead
   transaction..............................          --        (428)       --
                                              -----------  ---------  ---------
      Net cash flow used in investing
       activities...........................     (403,112)  (360,935)  (294,488)
                                              -----------  ---------  ---------
Financing activities:
  Proceeds from Long-Term Debt..............       50,000    380,000        --
  Debt issuance costs incurred..............       (1,518)    (5,659)    (1,496)
  Principal prepayment of mortgages payable.      (49,847)   (43,005)      (303)
  Regularly scheduled principal payments on
   mortgages payable........................       (3,284)    (2,037)    (1,748)
  Proceeds from credit facilities...........    1,175,609    510,985    278,000
  Principal payments on credit facilities...   (1,054,309)  (529,785)  (302,900)
  Proceeds from sale of shares, net of
   expenses.................................      249,199        --     317,614
  Cash distributions paid on Common Shares..     (105,547)   (90,728)   (76,804)
  Cash dividends paid on Preferred Shares...      (19,384)   (24,167)   (21,823)
  Proceeds from exercise of warrants and
   options, net.............................        1,753        116         (8)
  Proceeds from dividend reinvestment and
   share purchase plan, net.................          --         --         988
                                              -----------  ---------  ---------
      Net cash flow provided by financing
       activities...........................      242,672    195,720    191,520
                                              -----------  ---------  ---------
Net change in cash and cash equivalents.....         (716)   (21,276)    18,827
Cash and cash equivalents at beginning of
 year.......................................        5,643     26,919      8,092
                                              -----------  ---------  ---------
Cash and cash equivalents at end of year....  $     4,927  $   5,643  $  26,919
                                              ===========  =========  =========
Non-cash investing and financing activities:
  Market value of Common Shares issued to
   affiliate in Merger......................  $    73,326  $     --   $     --
  Market value of tangible net assets
   acquired from affiliate in Merger........  $     1,619  $     --   $     --
  Notes received for Common Shares issued
   under Incentive Plan.....................  $    17,238  $     --   $     --
  Assumption of mortgages payable upon
   purchase of Multifamily communities......  $   101,595  $ 104,176  $  12,078
  Series A Preferred Shares converted to
   Common Shares............................  $    27,164  $  67,626  $     --
  Change in unrealized holding gain on
   Homestead Notes..........................  $     8,871  $  74,923  $     --
    Other:
     1996 Homestead transaction--See
      description in Note 3.
     1995 PACIFIC Merger--See description in
      Note 9.

    The accompanying notes are an integral part of the financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  Security Capital Pacific Trust ("PTR") is an equity real estate investment trust ("REIT") organized in 1963 under the laws of the state of Maryland, which primarily owns, develops, acquires and operates income-producing Multifamily communities in the western United States.

 Principles of Financial Presentation

  The accounts of PTR, its majority-owned subsidiaries and PTR Development Services Incorporated ("PTR Development Services"), are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

  The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Cash and Cash Equivalents

  PTR considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real estate is carried at depreciated cost.

  PTR capitalizes direct and incremental costs related to the successful acquisition, development or improvement of real estate, and certain related indirect costs. Direct and incremental costs incurred in connection with the pursuit of unsuccessful acquisitions or developments are expensed at the time the pursuit is abandoned.

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

             Buildings and improvements... 20-40 years
             Furnishings and other........  2-10 years

 Repairs and Maintenance and Make-Ready

  Repairs and maintenance and make-ready expenditures, including carpet and appliance replacements, are expensed as incurred to the extent they are not acquisition-related renovation costs identified during PTR's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant Multifamily unit for the next resident.

 Interest

  During 1997, 1996 and 1995, the total interest paid in cash on all outstanding debt, net of interest capitalized, was $55,505,000, $23,631,000 and $17,674,000 respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  PTR capitalizes interest incurred during the construction period as part of the cost of Multifamily communities under development. Interest capitalized during 1997, 1996 and 1995 aggregated $17,606,000, $16,941,000 and
$11,741,000, respectively.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and amortized over the term of the related loan or the renewal period. Amortization of loan costs included in interest expense for 1997, 1996 and 1995 was $3,181,000, $2,233,000 and $1,543,000, respectively.

 Interest Rate Contracts

  From time to time, PTR utilizes derivative financial instruments as hedges in anticipation of future debt offerings to manage well-defined interest rate risk. Unrealized changes in the market value of interest rate contracts are deferred until the hedged transaction is consummated and realized gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the term of the related debt issuance.

 Revenue and Gain Recognition

  PTR leases its Multifamily units under operating leases with terms of generally one year or less. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

  Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

 Rental Expenses

  Rental expenses shown on the accompanying Statements of Earnings include costs of on-site and property management personnel, utilities, repairs and maintenance, make-ready, property insurance, marketing, landscaping, and other on-site and related administrative costs.

 Comprehensive Income

  PTR adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income in the fourth quarter of 1997. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is the total of net earnings attributable to PTR common shares of beneficial interest, par value $1.00 per share ("Common Share(s)") and other comprehensive income. Other comprehensive income represents revenues, expenses, gains and losses that are included in comprehensive income under GAAP but excluded from net earnings attributable to Common Shares. During 1996 and 1997, PTR had one other comprehensive income component, the unrealized gain on the Homestead convertible mortgage notes ("Homestead Notes"), as discussed in Note 3. PTR had no items of other comprehensive income in 1995. In accordance with SFAS No. 130, PTR's Statements of Shareholders' Equity for 1996 and 1997 displays comprehensive income attributable to Common Shares for each respective year.

 Federal Income Taxes

  PTR has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. PTR believes it qualifies as a REIT and, accordingly, no provisions have been made for federal income taxes in the accompanying financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

 Per Share Data

  PTR adopted SFAS No. 128, Earnings per Share, in the fourth quarter of 1997, which supersedes Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS, respectively. EPS for all prior periods presented have been restated as required by SFAS No. 128. Basic EPS has been computed by dividing net earnings available to common shareholders by the weighted-average number of Common Shares outstanding. Diluted EPS has been calculated from the weighted-average Common Shares outstanding plus the Common Shares that would be outstanding assuming conversion of the weighted-average number of outstanding Series A Cumulative Convertible Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series A Preferred Shares") and the assumed exercise of outstanding stock options using the treasury stock method, as defined in SFAS No. 128. For purposes of the diluted EPS calculation, dividends on the Series A Preferred Shares were added back to net earnings attributable to Common Shares.

  Following is a reconciliation of (i) the numerator used to compute basic EPS to the numerator used to compute diluted EPS, and (ii) the denominator used to compute basic EPS to the denominator used to compute diluted EPS, for the periods indicated (numbers in thousands, except per share amounts):

                                                   1997        1996    1995
                                                  -------    -------- -------
   Reconciliation of numerator between basic EPS
    and diluted EPS:
   Basic EPS--Net earnings attributable to
    Common Shares...............................  $53,534    $106,544 $62,496
   Dividends on Series A Preferred Shares.......    9,934      14,717  16,100
                                                  -------    -------- -------
   Diluted EPS--Net earnings attributable to
    Common Shares...............................  $63,468    $121,261 $78,596
                                                  =======    ======== =======
   Reconciliation of denominator between basic
    EPS and diluted EPS:
   Basic EPS--Weighted-average number of Common
    Shares outstanding..........................   81,870      73,057  67,052
   Assumed conversion of Series A Preferred
    Shares into
    Common Shares...............................    8,322      11,197  11,189
   Incremental options outstanding..............       38          86      74
                                                  -------    -------- -------
   Diluted EPS--Weighted-average number of
    Common Shares outstanding...................   90,230      84,340  78,315
                                                  =======    ======== =======
   Basic EPS per Common Share...................  $  0.65    $   1.46 $  0.93
                                                  =======    ======== =======
   Diluted EPS per Common Share.................  $  0.65(1) $   1.44 $  0.93(1)
                                                  =======    ======== =======

--------
(1) For 1997 and 1995, the Series A Preferred Shares are anti-dilutive and, therefore, the basic and diluted per share amounts are equal.

 Reclassifications

  Certain of the 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

                        SECURITY CAPITAL PACIFIC TRUST

(2) REAL ESTATE

 Investments

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                       DECEMBER 31,
                                            -----------------------------------
                                                  1997              1996
                                            ----------------- -----------------
                                            INVESTMENT UNITS  INVESTMENT UNITS
                                            ---------- ------ ---------- ------
   Multifamily:
     Operating communities................. $2,237,789 43,465 $1,861,561 42,702
     Communities under construction (1)....    232,770  5,545    186,710  5,479
     Development communities In Planning
      (1) (2):
       Owned...............................     80,781  4,468     64,685  4,921
       Under Control (2) (3)...............        --   6,090        --   6,041
                                            ---------- ------ ---------- ------
         Total development communities In
          Planning.........................     80,781 10,558     64,685 10,962
                                            ---------- ------ ---------- ------
     Other land held.......................     27,517    --      13,862
                                            ---------- ------ ---------- ------
         Total Multifamily.................  2,578,857 59,568  2,126,818 59,143
                                            ---------- ====== ---------- ======
     Non-multifamily.......................     26,062            26,545
                                            ----------        ----------
         Total real estate................. $2,604,919        $2,153,363
                                            ==========        ==========

(1) Unit information is based on management's estimates and has not been audited by PTR's independent auditors.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which Multifamily construction is expected to commence within 36 months. "Under Control" means PTR has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of Multifamily communities, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(3) PTR's investment as of December 31, 1997 and 1996 for developments Under Control was $3.8 million and $2.0 million, respectively, and is reflected in the "Other assets" caption of PTR's Balance Sheets.

                        SECURITY CAPITAL PACIFIC TRUST

  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
   Balance at January 1....................  $2,153,363  $1,855,866  $1,296,288
                                             ----------  ----------  ----------
   Multifamily:
     Acquisitions and renovation
      expenditures.........................     434,421     463,935     385,356
     Development expenditures, excluding
      land acquisitions....................     205,619     187,377     117,980
     Acquisition and improvement of land
      for development......................      75,196      20,880      11,255
     Recurring capital expenditures........       8,762       7,992       5,119
     Dispositions..........................    (269,059)   (269,693)     (6,166)
     Provisions for possible loss on
      investments..........................      (2,800)        --          --
                                             ----------  ----------  ----------
   Net Multifamily activity subtotal.......  $  452,139  $  410,491  $  513,544
                                             ----------  ----------  ----------
   Non-multifamily:
     Homestead development expenditures,
      including land acquisitions..........  $      --   $   54,883  $   48,247
     Contribution of Homestead Assets (Note
      3)...................................         --     (161,370)        --
     Non-multifamily dispositions..........        (383)     (6,527)     (2,235)
     Provisions for possible loss on
      investments..........................        (200)        --         (220)
     Other.................................         --           20         242
                                             ----------  ----------  ----------
   Net non-multifamily activity subtotal...  $     (583) $ (112,994) $   46,034
                                             ----------  ----------  ----------
   Balance at December 31..................  $2,604,919  $2,153,363  $1,855,866
                                             ==========  ==========  ==========

  At January 31, 1998, PTR had unfunded Multifamily construction and rehabilitation commitments aggregating approximately $188.2 million.

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

  In addition, to provide greater flexibility for the use of land acquired for development and to facilitate disposition of excess parcels, PTR has and will make mortgage loans to PTR Development Services to purchase land for development. PTR may also fund developments of Multifamily communities by PTR Development Services where the particular community or submarket does not meet PTR's objectives for long-term ownership but presents an attractive investment opportunity. PTR owns all of the preferred stock of PTR Development Services, which entitles PTR to receive 95% of its net operating cash flow. An unaffiliated trust owns all of the common stock of PTR Development Services. The common stock is entitled to receive the remaining 5% of net operating cash flow.

  As of December 31, 1997, the outstanding balance of development and mortgage loans made by PTR to third-party owner/developers and PTR Development Services, including accrued interest, aggregated $125.7 million and $46.4 million, respectively. The activities of third-party owner/developers and PTR Development Services are consolidated with PTR's activities and all inter-company transactions have been eliminated in consolidation.

                        SECURITY CAPITAL PACIFIC TRUST

 Gains and Provision for Loss on Real Estate and Investments

  Since the inception of the asset optimization strategy in December 1995 and through December 31, 1997, PTR has redeployed gross proceeds from dispositions aggregating $616.1 million from markets which management believed had less attractive long-term growth prospects to well-located communities primarily in California, Seattle, Washington, Portland, Oregon and Salt Lake City, Utah ("West Coast Markets") which have high barriers to entry against new supply and strong economic fundamentals. For federal income tax purposes, the majority of the dispositions were structured as tax-deferred exchanges which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $48.2 million, $37.5 million and $2.6 million, were recorded for 1997, 1996 and 1995, respectively.

  As part of this ongoing strategy, PTR was committed to the sale of four Multifamily communities, four parcels of land and one non-multifamily property as of December 31, 1997. The aggregate carrying value of these properties held for disposition was $66.3 million at December 31, 1997. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Subject to normal closing risks, PTR expects to complete these and other dispositions during 1998 and redeploy the proceeds, primarily through tax-deferred exchanges, into the acquisition of Multifamily communities in PTR's West Coast Markets. The property-level earnings, after interest and depreciation from communities held for disposition at December 31, 1997, which are included in PTR's earnings from operations for 1997, 1996 and 1995 were $4.6 million, $4.5 million and $4.9 million, respectively.

  PTR's real estate investments are periodically evaluated for impairment and provisions for possible losses are made if required. As a result of such evaluation, PTR recorded a provision for possible loss of $3.0 million and $0.4 million during 1997 and 1995, respectively, which is included as part of other expenses in the accompanying Statements of Earnings. The recording of a provision for loss has no impact on cash flow from operating activities.

(3) HOMESTEAD TRANSACTION AND HOMESTEAD NOTES

 Homestead Transaction

  On October 17, 1996, PTR consummated a merger agreement under which it contributed its 54 moderate-priced, extended-stay lodging facilities (or the rights to acquire sites for such properties) ("the Homestead Assets"), known as Homestead Village(R) properties, to Homestead Village Incorporated ("Homestead"), a newly formed company. In exchange, PTR received 9,485,727 shares of Homestead common stock and approximately $84.5 million (face amount) in convertible mortgage notes issued by Homestead. In addition, PTR entered into a funding commitment agreement to provide up to $198.8 million in secured financing to Homestead for purposes of completing the development and construction of the properties contributed, in exchange for up to $221.3 million in Homestead Notes (including those received at the merger date). In exchange for entering into the funding commitment agreement, PTR received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share.

  As of October 17, 1996, the Homestead Assets constituted 7.1% of PTR's total assets. PTR's Homestead Village operations accounted for approximately 8.2% of PTR's total earnings from operations from January 1, 1996 to October 17, 1996.

                        SECURITY CAPITAL PACIFIC TRUST

  The Homestead transaction had the following impact on PTR's Balance Sheet as of October 17, 1996, after giving effect to the Homestead Distribution (in thousands):

      CONTRIBUTIONS
      -------------
      Real estate contributed, net.................................... $154,731
      Other non-cash operating assets and liabilities contributed,
       net............................................................    3,001
      Operating cash contributed......................................      428
      Deferred revenue (included in accrued expenses) relating to
       PTR's funding commitment.......................................   14,700
                                                                       --------
                                                                       $172,860
                                                                       ========
      RECEIPTS
      --------
      Homestead Notes received (funded amount)........................ $ 75,946
      Homestead common stock and warrants distributed to PTR common shareholders (recorded as a reduction of additional paid-in
       capital).......................................................   96,914
                                                                       --------
                                                                       $172,860
                                                                       ========

  On November 12, 1996, PTR distributed the Homestead common stock and warrants it received in the transaction to common shareholders of record on October 29, 1996 (the "Homestead Distribution"). In the Homestead Distribution, each PTR shareholder received 0.125694 shares of Homestead common stock and 0.084326 warrants per PTR Common Share plus cash for fractional shares and warrants.

 Homestead Convertible Mortgage Note Terms

  Under the terms of the funding commitment agreement, PTR receives approximately $1.11 in principal amount of Homestead Notes for every $1.00 funded (i.e., the Homestead Notes are issued at an original issue discount). The Homestead Notes (i) bear interest at 9.0% of face per annum which is received in interest-only payments on a semi-annual basis, (ii) are convertible at PTR's option into one share of Homestead common stock for every $11.50 of principal outstanding (approximately 19.2 million shares upon full funding), (iii) are callable by Homestead after October 31, 2001 and (iv) mature October 31, 2006. The Homestead properties contributed by PTR serve as collateral individually and in the aggregate under cross-collateral provisions.

  Upon full funding of the Homestead Notes, PTR's conversion rights would represent a 29.2% ownership interest in Homestead, as of January 31, 1998. This ownership interest assumes no further equity issuances by Homestead, and conversion of all outstanding Homestead Notes by PTR and Security Capital Atlantic Incorporated.

 Carrying Value

  The original issue discount, which represents the difference between the funded and face amount of the Homestead Notes, is being amortized into interest income over the term of the Homestead Notes. Similarly, the intrinsic value attributed to the conversion feature on the merger date has been recorded as an additional component of the Homestead Notes' balance and the corresponding discount (a deferred credit) is also being amortized into interest income over the term. The difference between the fair value of the Homestead Notes (assuming conversion), as calculated based upon the trading price of Homestead's common stock on the American Stock Exchange at December 31, 1997, ($15.063) and the amortized cost of the Homestead Notes is reflected as an additional component of the Homestead Notes' balance and as an unrealized holding gain in Shareholders' Equity. The unrealized holding gain aggregated $83.8 million and $74.9 million as of December 31, 1997 and 1996, respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  Following is a reconciliation of the Homestead Notes' components described above to the amount reflected in the accompanying 1997 Balance Sheet (in thousands).

      Face amount..................................................... $208,093
      Original issue discount.........................................  (21,155)
                                                                       --------
      Amount funded...................................................  186,938
      Amortization of original issue discount.........................    1,102
      Intrinsic value of conversion feature...........................   14,657
      Unamortized discount on conversion feature......................  (13,935)
      Fair value adjustment...........................................   83,794
                                                                       --------
      Carrying value and fair value................................... $272,556
                                                                       ========

  As of December 31, 1997, PTR had funded $186.9 million of its $198.8 million funding commitment. The remaining $11.9 million is expected to be provided to Homestead during 1998.

 Deferred Revenue

  As described above, Homestead warrants were received in exchange for entering into the funding commitment agreement. The warrants had an intrinsic value on the merger date of $14.7 million which was deemed to represent the commitment fee. The commitment fee has been recorded as deferred revenue which is part of accrued expenses and other liabilities in the accompanying 1997 Balance Sheet.

 Interest Income Recognized

  The aggregate income recognized on the Homestead Notes consists of the sum of the following components:

    (i) the face rate of 9%,
    (ii) the amortization of the original issue discount,
    (iii) the amortization of the discount on the conversion feature, and
    (iv) the amortization of the deferred revenue representing the commitment fee.

  PTR uses the effective interest method to calculate the amortization of the components listed in (ii), (iii) and (iv) above over the term of the Homestead Notes. The effective interest rate on the funded amount is in excess of 12.4% per annum (10.7% excluding the components in (iii) and (iv) above).

(4) BORROWINGS

 Credit Facilities

  PTR has a $350 million unsecured revolving line of credit with a group of financial institutions (the "Lenders") led by Chase Bank of Texas, National Association ("Chase"). The line matures August 1999 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.50% at December 31, 1997) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR (6.00% at December 31, 1997) plus 0.75%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.50% based upon the rating of PTR's long-term unsecured senior notes ("Long-Term Debt" or "Notes"). Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $358,000, $396,000 and $502,000 for 1997, 1996 and 1995, respectively.

                        SECURITY CAPITAL PACIFIC TRUST

  A summary of PTR's line of credit borrowings is as follows (dollars in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
      Total line of credit.......................... $350,000 $350,000 $350,000
      Borrowings outstanding at December 31......... $223,500 $ 99,750 $129,000
      Weighted-average daily borrowings............. $121,038 $112,248 $ 51,858
      Maximum borrowings outstanding at any month
       end.......................................... $223,500 $188,750 $138,000
      Weighted-average daily nominal interest rate..     6.7%     7.3%     8.0%
      Weighted-average daily effective interest
       rate.........................................     8.4%     8.8%    11.1%
      Weighted-average nominal interest rate at
       December 31..................................     6.9%     6.6%     7.3%

  On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with Chase. The loan matures on March 18, 1998 although management intends to extend the agreement to March 19, 1999. The loan bears interest at an overnight rate, which ranged during 1997 from 5.94% to 7.13% (7.13% at December 31, 1997). At December 31, 1997 and 1996, there was $8.0 million and $10.5 million, respectively, of borrowings outstanding under this agreement.

                        SECURITY CAPITAL PACIFIC TRUST

 Long-Term Debt

  PTR has issued Long-Term Debt which bears interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and renovation of Multifamily communities and to repay balances on credit facilities incurred for such purposes. The following table summarizes the Long-Term Debt as of December 31, 1997:

                                                  AVERAGE EFFECTIVE
                                                    INTEREST RATE,
                             ISSUANCE             INCLUDING OFFERING          ORIGINAL  PRINCIPAL
                         AND OUTSTANDING  COUPON    DISCOUNTS AND    MATURITY   LIFE     PAYMENT
DATE OF ISSUANCE         PRINCIPAL AMOUNT  RATE     ISSUANCE COSTS     DATE   (YEARS)  REQUIREMENT
----------------         ---------------- ------  ------------------ -------- -------- -----------
03/31/97................   $ 20 million   7.500%        7.443%       04/01/07  10.00        (1)
03/31/97................     30 million   8.050         8.038        04/01/17  20.00        (1)
                           ------------   -----         -----                  -----
Subtotal/Average........   $ 50 million   7.905%        7.850%                 16.00
                           ------------   -----         -----                  -----
10/21/96................   $ 15 million   6.600%        7.030%       10/15/99   3.00        (1)
10/21/96................     20 million   6.950         7.400        10/15/02   6.00        (1)
10/21/96................     20 million   7.150         7.500        10/15/03   7.00        (1)
10/21/96................     20 million   7.250         7.630        10/15/04   8.00        (1)
10/21/96................     20 million   7.300         7.640        10/15/05   9.00        (1)
10/21/96................     20 million   7.375         7.685        10/15/06  10.00        (1)
10/21/96................     15 million   6.500         6.750        10/15/26  30.00        (2)
                           ------------   -----         -----                  -----
Subtotal/Average........   $130 million   7.350%        7.500%                  6.85
                           ------------   -----         -----                  -----
08/06/96................   $ 20 million   7.550%        7.680%       08/01/08  12.00        (1)
08/06/96................     20 million   7.625         7.730        08/01/09  13.00        (1)
08/06/96................     20 million   7.650         7.770        08/01/10  14.00        (1)
08/06/96................     20 million   8.100         8.210        08/01/15  19.00        (1)
08/06/96................     20 million   8.150         8.250        08/01/16  20.00        (1)
                           ------------   -----         -----                  -----
Subtotal/Average........   $100 million   7.840%        7.950%                 15.60
                           ------------   -----         -----                  -----
02/23/96................   $ 50 million   7.150%        7.300%       02/15/10  10.50        (3)
02/23/96................    100 million   7.900         8.030        02/15/16  18.00        (4)
                           ------------   -----         -----                  -----
Subtotal/Average........   $150 million   7.710%        7.840%                 15.50
                           ------------   -----         -----                  -----
02/08/94................   $100 million   6.875%        6.978%       02/15/08  10.50        (5)
02/08/94................    100 million   7.500         7.653        02/15/14  18.00        (6)
                           ------------   -----         -----                  -----
Subtotal/Average........   $200 million   7.240%        7.370%                 14.25
                           ------------   -----         -----                  -----
Grand Total/Average.....   $630 million   7.530%        7.640%                 13.37
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

                        SECURITY CAPITAL PACIFIC TRUST

  The Notes, other than the $15 million of 6.500% Notes issued October 21, 1996 and due 2026, are redeemable any time at the option of PTR, in whole or in part. The redemption price is equal to the sum of the principal amount of the Notes being redeemed plus accrued interest thereon to the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The $15 million of 6.500% Notes may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest. If the holders do not exercise their right to require PTR to repay the 6.500% Notes on October 15, 1999, they may be repaid at the option of PTR, in whole or in part under the redemption terms described above. The Notes are governed by the terms and provisions of an indenture agreement.

                         SECURITY CAPITAL PACIFIC TRUST

 Mortgages Payable

  Mortgages payable at December 31, 1997 consisted of the following (dollar amounts in thousands):

                                                       BALLOON  PRINCIPAL BALANCE
                          EFFECTIVE SCHEDULED PERIODIC PAYMENT         AT
                          INTEREST  MATURITY  PAYMENT   DUE AT    DECEMBER 31,
COMMUNITY                  RATE (1)   DATE     TERMS   MATURITY   1997     1996
---------                 --------- --------- -------- -------- -------- --------
CONVENTIONAL FIXED RATE:
 Tigua Village..........     N/A%   05/01/97     (2)   $   N/A  $    --  $    683
 Silvercliff............     N/A    11/10/97     (2)       N/A       --     7,382
 Braeswood Park.........     N/A    01/01/98     (2)       N/A       --     6,761
 Seahawk................     N/A    01/10/98     (3)       N/A       --     5,427
 La Tierra at the Lakes.    7.88    12/01/98     (2)    25,105    25,560   26,019
 Windsail...............     N/A    02/01/99     (3)       N/A       --     4,798
 Fairwood Landing.......    8.75    12/21/99     (2)     5,501     5,730    5,831
 Greenpointe............    8.50    03/01/00     (2)     3,416     3,574    3,638
 Mountain Shadow........    8.50    03/01/00     (2)     3,136     3,282    3,340
 Sunterra...............    8.25    03/01/00     (2)     7,627     7,991    8,138
 Brompton Court.........    8.38    09/01/00     (2)    13,340    14,074   14,318
 Marina Lakes...........    7.85    07/19/01     (2)    12,393    13,338      --
 Treat Commons..........    7.50    09/14/01     (2)     6,537     7,070    7,192
 El Dorado Hills........    7.53    10/01/02     (2)    15,548    16,549   16,718
 Ashton Place...........    8.24    10/01/23     (4)       N/A    46,795   47,342
 Double Tree II.........     N/A    05/01/33     (3)       N/A       --     4,750
                                                                -------- --------
                                                                $143,963 $162,337
                                                                ======== ========
TAX-EXEMPT FIXED RATE
 (5):
 Cherry Creek...........    8.41    11/01/01     (2)     2,780  $  3,750 $  4,000
 Redwood Shores.........    5.68    10/01/08     (2)    16,820    24,770   25,220
 Cloverland.............    7.35    03/01/10     (2)     3,273     4,229      --
 The Crossroads.........    6.76    12/15/18     (6)     4,435     4,435    4,435
 Carrington Place.......    7.94    04/01/19     (4)       N/A     3,510      --
 Hacienda Business Park.    7.44     Various     (7)       N/A     5,604      --
                                                                -------- --------
                                                                $ 46,298 $ 33,655
                                                                ======== ========
TAX-EXEMPT FLOATING RATE
 (5):
 River Meadows..........    4.83    10/01/05     (8)    10,000    10,000      --
 Apple Creek............    5.86    09/01/07     (8)    11,100    11,100   11,100
 La Jolla Point.........    4.76    08/01/14     (8)    13,232    21,400      --
 Le Club................    4.92    11/01/15     (8)    21,700    21,700      --
 Fox Creek..............    5.00    08/15/27     (9)       N/A     4,240    4,236
                                                                -------- --------
                                                                $ 68,440 $ 15,336
                                                                ======== ========
COMBINED (10):
 Las Flores.............    8.84    06/01/24     (4)       N/A  $  5,794 $  5,860
                            ----                                -------- --------
OTHER:
 Mello-Roos bonds and
  other assessments.....    5.05     Various    (11)       N/A     1,157      --
                            ----                                -------- --------
  Total/Average Mortgage
   Debt.................    7.02%                               $265,652 $217,188
                            ====                                ======== ========

                        SECURITY CAPITAL PACIFIC TRUST

--------
 (1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
 (2) Regular amortization with a balloon payment due at maturity.
 (3) Mortgage was prepaid by PTR or assumed by the buyer upon disposition of the community.
 (4) Fully amortizing.
 (5) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
 (6) Semi-annual payments are interest only until December 2003 at 5.4%, at which time the interest rate is adjusted to the current market rate.
 (7) Aggregate amount due on four separate notes, with maturity dates ranging from 2004 to 2017 and a weighted-average rate of 7.44%.
 (8) Payments are interest only until maturity and the interest rate is adjusted weekly or monthly.
 (9) Payments are interest only until August 2007, at which time monthly principal and interest payments commence in an amount sufficient to amortize the balance over the remaining term.
(10) The bonds consist of $4.5 million Series A tax-exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds. The bonds are guaranteed by the GNMA mortgage-backed securities program.
(11) Primarily represents bonded indebtedness associated with improvements to public facilities and infrastructure in certain California taxing jurisdictions known as "Mello-Roos districts." The bonds have a weighted-average rate of 5.05% and mature at dates ranging from 1999 to 2018.

  The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                     1997      1996      1995
                                                   --------  --------  --------
      Balances at January 1....................... $217,188  $158,054  $ 93,624
        Notes originated or assumed...............  101,595   104,176    66,481
        Principal payments and prepayments........  (53,131)  (45,042)   (2,051)
                                                   --------  --------  --------
      Balances at December 31..................... $265,652  $217,188  $158,054
                                                   ========  ========  ========

                        SECURITY CAPITAL PACIFIC TRUST

 Scheduled Debt Maturities

  Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter are as follows (in thousands):

                                         CREDIT   LONG-TERM MORTGAGES
                                       FACILITIES   DEBT     PAYABLE    TOTAL
                                       ---------- --------- --------- ----------
      1998............................  $  8,000  $    --   $ 28,993  $   36,993
      1999............................   223,500    30,000     9,089     262,589
      2000............................       --        --     30,734      30,734
      2001............................       --     12,500    24,559      37,059
      2002............................       --     32,500    18,123      50,623
      2003............................       --     38,750     2,961      41,711
      2004............................       --     38,750     2,798      41,548
      2005............................       --     38,750    13,025      51,775
      2006............................       --     38,750     3,276      42,026
      2007............................       --     38,750    15,164      53,914
      2008............................       --     38,750    20,076      58,826
      2009............................       --     36,250     2,897      39,147
      2010............................       --     38,750     6,298      45,048
      2011............................       --     25,000     3,307      28,307
      2012............................       --     30,000     3,298      33,298
      2013............................       --     35,000     3,349      38,349
      2014............................       --     42,500    16,453      58,953
      2015............................       --     40,000    24,592      64,592
      2016............................       --     45,000     3,106      48,106
      2017............................       --     30,000     3,350      33,350
        Thereafter....................       --        --     30,204      30,204
                                        --------  --------  --------  ----------
        Total.........................  $231,500  $630,000  $265,652  $1,127,152
                                        ========  ========  ========  ==========

 Covenants

  PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all covenants pertaining to its debt instruments at December 31, 1997.

(5) DISTRIBUTIONS TO SHAREHOLDERS

  PTR, to maintain its status as a REIT, is required to distribute at least 95% of PTR's taxable income. PTR announces the following year's projected annual distribution level after the PTR Board of Trustees' ("Board" or "Trustees") annual budget review and approval in December of each year. At its December 2, 1997 Board meeting, the Board announced an increase in the annual distribution level from $1.30 to $1.36 per Common Share and declared the first quarter 1998 distribution of $0.34 per Common Share. The first quarter distribution was paid on February 25, 1998 to shareholders of record on February 11, 1998. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating results of PTR.

  Pursuant to the terms of the Preferred Shares, PTR is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared.

                        SECURITY CAPITAL PACIFIC TRUST

  PTR made total cash distributions of $1.30 per Common Share in 1997, $1.24 per Common Share in 1996 and $1.15 per Common Share in 1995. In addition, on November 12, 1996, PTR distributed 0.125694 shares of Homestead common stock and warrants to purchase 0.084326 shares of Homestead common stock per Common Share in the Homestead Distribution to each holder of record of Common Shares on October 29, 1996.

  For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1996 and 1995 and the estimated taxability for 1997:

                                                               1997  1996  1995
                                                               ----- ----- -----
      Per Common Share:
        Ordinary income....................................... $1.08 $0.61 $0.92
        Capital gains.........................................   --   0.11   --
        Return of capital.....................................  0.22  0.52  0.23
                                                               ----- ----- -----
          Total............................................... $1.30 $1.24 $1.15
                                                               ===== ===== =====

  The Homestead securities distributed by PTR to each holder of Common Shares in the Homestead Distribution were valued at $2.16 per PTR Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

  The warrants distributed to holders of PTR's Common Shares and Series A Preferred Shares by Security Capital Group after the closing of the Merger (see Note 7), were valued at $6.88 per warrant for federal income tax purposes, all of which was taxable as ordinary income.

  For federal income tax purposes, the following summaries reflect the taxability of dividends paid on Series A Preferred Shares and Series B Preferred Shares, respectively, for periods prior to 1997 and the estimated taxability for 1997. The Series A and Series B Preferred Shares are discussed in Note 6.

                                                    1997  1996        1995
                                                   ------ -----       ----
      Per Series A Preferred Share:
        Ordinary income........................... $1.751 $1.47     $  1.75
        Capital gains.............................    --   0.28         --
                                                   ------ -----     -------
          Total................................... $1.751 $1.75     $  1.75
                                                   ====== =====     =======
                                                                DATE OF ISSUANCE
                                                    1997  1996    TO 12/31/95
                                                   ------ ----- ----------------
      Per Series B Preferred Share:
        Ordinary income........................... $ 2.25 $1.89     $1.3625
        Capital gains.............................    --   0.36         --
                                                   ------ -----     -------
          Total................................... $ 2.25 $2.25     $1.3625
                                                   ====== =====     =======

  Due to the increase in the conversion ratio (Note 6) resulting from the Homestead Distribution to holders of Common Shares, holders of Series A Preferred Shares were deemed to have received a distribution of $2.43 on November 12, 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  PTR's tax return for the year ended December 31, 1997 has not been filed, and the taxability information for 1997 is based upon the best available data. PTR's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

                        SECURITY CAPITAL PACIFIC TRUST

(6) SHAREHOLDERS' EQUITY

 Shares of Beneficial Interest

  At December 31, 1997, 150,000,000 shares of beneficial interest, par value $1.00 per share, were authorized. The Board is authorized to issue, from the authorized but unissued shares, Common or Preferred Shares. From time to time the Board establishes the number of preferred shares to be included in a series and fixes the designation and any preferences, conversion and other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of the shares of each series.

 Series A Preferred Shares

  The Series A Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1997 of $135.2 million. Holders of the Series A Preferred Shares are entitled only to limited voting rights under certain conditions. During 1997, 1,086,574 of PTR's Series A Preferred Shares were converted, at the option of the holders, into 1,463,448 Common Shares.

  As a result of the Homestead Distribution, PTR adjusted the conversion price of its Series A Preferred Shares, effective as of the opening of business on October 30, 1996, from $20.556 to $18.561 per Common Share (a conversion ratio of 1.3469 Common Shares for each Series A Preferred Share), as required by the Articles Supplementary governing the Series A Preferred Shares. Distributions on the Series A Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly PTR distribution rate on the Common Shares into which the Series A Preferred Shares are convertible. Based on the projected 1998 distribution level of $1.36 per Common Share, the projected 1998 dividend on the Series A Preferred Shares is $1.832 per share. The Series A Preferred Shares are redeemable at the option of PTR after November 30, 2003.

 Series B Preferred Shares

  The Series B Non-Convertible Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $1.00 per share ("Series B Preferred Shares") issued in May 1995 have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $105.0 million plus any accrued but unpaid distributions. The net proceeds (after underwriting commissions and other offering costs) to PTR from the sale of the Series B Preferred Shares were $101.3 million. On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of PTR, in whole or in part, at a redemption price of $25.00 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of PTR, which may include shares of other series of preferred shares. The holders of the Series B Preferred Shares have no preemptive rights with respect to any shares of the capital securities of PTR or any other securities of PTR convertible into or carrying rights or options to purchase any such shares. The Series B Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of PTR to redeem or retire the Series B Preferred Shares and are not convertible into any other securities of PTR. In addition, holders of the Series B Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9% of the liquidation preference per annum (equivalent to $2.25 per share).

  The Series A Preferred Shares and Series B Preferred Shares are collectively referred to as "Preferred Shares". Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on

                        SECURITY CAPITAL PACIFIC TRUST

Preferred Shares have been accrued and paid as of the end of each fiscal year. Both series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

  The net proceeds from the sale of Preferred Shares were used primarily for the acquisition, development and renovation of Multifamily communities, and to repay revolving credit balances incurred for such purposes.

 Establishment of 401(k) Plan and Nonqualified Savings Plan

  At the December 2, 1997 Board meeting, The Board established and approved the adoption of a 401(k) savings plan for the benefit of its employees, effective January 1, 1998 (the "401(k) Plan"). The 401(k) Plan provides for matching employer contributions in Common Shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation. The vesting of contributed Common Shares is based on years of service, with 20% vesting each year of service, over a five-year period. PTR filed a Form S-8 with the Securities and Exchange Commission (the "SEC") on January 5, 1998, registering 200,000 Common Shares for the issuance of the matching contributions by PTR under the 401(k) Plan.

  The Board also established and approved the adoption of the Nonqualified Savings Plan ("NSP") to provide benefits for a select group of management or highly compensated employees, effective January 1, 1998. The purpose of the NSP is to allow the employee the opportunity to defer the receipt and income taxation of a portion of compensation in excess of the amount permitted under the 401(k) Plan. Under the NSP, these employees may defer up to 35% of their annual salary and 100% of their annual target bonus. Under the NSP and in coordination with the 401(k) Plan, PTR will match 2% of the employees' annual compensation since highly compensated employees will be limited to a 4% contribution in the 401(k) Plan. The matching account will vest in the same manner as the 401(k) Plan.

 Establishment of Dividend Reinvestment and Share Purchase Plan

  At the December 2, 1997 Board meeting, PTR's Board established and approved the adoption of the Dividend Reinvestment and Share Purchase Plan ("DRSP"). Under the DRSP, Common shareholders have the ability to automatically reinvest their cash dividends to purchase additional Common Shares. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares, subject to certain limitations. On January 21, 1998, PTR filed a Form S-3 registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the DRSP.

 Ownership Restrictions and Significant Shareholder

  PTR's Restated Declaration of Trust and the Articles Supplementary governing the Preferred Shares restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of PTR's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions are to assist in protecting and preserving PTR's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquiror makes a cash tender offer for all outstanding shares. For PTR to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of PTR's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares, and thus assists the Board in protecting and preserving PTR's REIT status for tax purposes.

  Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by PTR. The provision does not apply where a majority of the Board, in its sole and absolute

                        SECURITY CAPITAL PACIFIC TRUST
discretion, waives such limit after determining that the eligibility of PTR to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of PTR as a REIT is advantageous to the shareholders.

  The Board has permitted Security Capital Group Incorporated ("Security Capital Group") to acquire up to 49% of PTR's fully converted Common Shares. Security Capital Group's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital Group owned 33.1% of PTR's total outstanding Common Shares at December 31, 1997. Pursuant to an agreement between Security Capital Group and PTR, Security Capital Group has agreed to acquire no more than 49% of the fully converted Common Shares except pursuant to an all-cash tender offer for all Common Shares held open for 90 days. Security Capital Group would have no limitation on making a tender offer if an unrelated third party commences such a tender offer.

 Purchase Rights

  In 1994, the Board authorized the distribution of one purchase right ("Purchase Right") for each Common Share outstanding at the close of business on July 21, 1994. Holders of additional Common Shares issued after July 21, 1994 and prior to the expiration of the Purchase Rights on July 21, 2004 will be entitled to one Purchase Right for each additional Common Share.

  Each Purchase Right entitles the holder under certain circumstances to purchase from PTR one one-hundredth of a share of a series of PTR Junior Participating Preferred Shares, par value $1.00 per share ("Participating Preferred Shares"), at a price of $60.00 per one one-hundredth of Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital Group and certain defined affiliates), commences or announces a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons of 25% or more of the outstanding Common Shares (49% in the case of Security Capital Group and certain defined affiliates) or files or announces their intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital Group and certain defined affiliates). Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of PTR pursuant to certain mergers or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of PTR or any other form of consideration determined by the Board.

 Shelf Registration

  On December 15, 1997, PTR filed a $400 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $170.9 million. These securities can be issued in the form of Long-Term Debt, Common Shares or Preferred Shares on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. As of December 31, 1997 PTR had approximately $570.9 million in shelf-registered securities available for issuance. See Note 13, "Subsequent Event."

 Equity Offerings

  During 1995, PTR sold $105 million of Series B Preferred Shares as described above and received $216.3 million in net proceeds from the Common Share subscription offering described in Note 9.

                        SECURITY CAPITAL PACIFIC TRUST

  On June 4, 1997, PTR sold 2.5 million Common Shares to Goldman, Sachs & Co. for an aggregate purchase price of $54.5 million. The net proceeds of $54.3 million (net of $150,000 of offering costs) were used to repay borrowings under PTR's $350 million unsecured revolving line of credit and its short-term borrowing agreement with Chase.

  In connection with the Merger described in Note 7, PTR commenced a rights offering on August 6, 1997 pursuant to which it distributed to its shareholders Rights to subscribe for and purchase up to 7,433,433 Common Shares at a subscription price of $21.8125 per Common Share. Simultaneously with the offering of Common Shares to Rights holders, Security Capital Markets Group Incorporated, which is owned by Security Capital Group, sought investors on a best efforts basis, to oversubscribe and acquire unsubscribed shares. Due to strong investor demand, PTR sold and issued an additional 1,486,686 Common Shares for a total of 8,920,119 Common Shares at the subscription price of $21.8125 per share. The net proceeds of $194.1 million (net of $450,000 of offering costs) were used to pay down PTR's $350 million unsecured revolving line of credit.

(7) ACQUISITION OF REIT MANAGER AND PROPERTY MANAGER

  Effective September 9, 1997, PTR terminated its REIT management agreement with Security Capital Pacific Incorporated (the "REIT Manager") and its property management agreement with SCG Realty Services Incorporated (the "Property Manager"), pursuant to a merger (the "Merger") whereby PTR acquired the operations and businesses of the REIT Manager and the Property Manger (the "Management Companies") valued at approximately $75.8 million from Security Capital Group in exchange for 3,295,533 Common Shares. The number of Common Shares issued to Security Capital Group was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the August 6, 1997 record date for determining PTR's shareholders entitled to vote on the Merger). The Board approved the Merger based on the recommendation of a special committee comprised of independent members of the Board who received a fairness opinion on the Merger from a third-party investment bank. The Merger, which required the approval of a two-thirds majority of PTR's outstanding Common Shares, was approved by approximately 99% of the shareholders voting on the transaction on September 8, 1997. As a result of the transaction, PTR became an internally managed REIT and Security Capital Group remains PTR's largest shareholder (33.1% ownership at January 31, 1998).

  The market value of the 3,295,533 Common Shares issued to Security Capital Group on September 9, 1997 upon PTR's acquisition of the REIT and property managers was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on September 8, 1997. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "costs incurred in acquiring the Management Companies from an affiliate" (a non-cash expense) on PTR's statement of earnings. The difference was not recorded as "goodwill" on the balance sheet, since the Management Companies did not qualify as businesses for purposes of applying APB Opinion No. 16, Business Combinations.

  As a result of the Merger, PTR no longer pays REIT management and property management fees to Security Capital Group. Instead, PTR directly incurs the personnel and other costs related to these functions. The costs relating to property management are recorded as rental expenses whereas the costs associated with managing the REIT are recorded as general and administrative expenses. Direct and incremental costs related to successful development and acquisition activities are capitalized as part of the related real estate basis in accordance with GAAP. Prior to the Merger, the REIT management agreement required PTR to pay a fee of 16% of cash flow from operations, as defined in the agreement.

                        SECURITY CAPITAL PACIFIC TRUST

  Upon closing of the Merger, PTR entered into an Administrative Services Agreement ("ASA") with Security Capital Group for the provision of services which include, but are not limited to, research, payroll and human resources, cash management, accounts payable, data processing, investor relations, and insurance, legal and tax administration. PTR may purchase all or any combination of these services in exchange for a fee equal to Security Capital Group's direct cost of such services plus 20%. These fees may not exceed market rates and are subject to a maximum of approximately $5.5 million during 1998. Cost savings experienced by Security Capital Group under the ASA accrue to PTR. ASA costs related to successful acquisition and development activities are capitalized as part of the related real estate basis. The ASA, which expires on December 31, 1998, provides for annual renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the Board.

  In addition, Security Capital Group issued $102.0 million of warrants pro rata directly to holders of PTR's Common Shares and Series A Preferred Shares (other than Security Capital Group), to acquire 3,644,430 shares of Class B common stock of Security Capital Group. Holders of Common Shares received
0.052646 warrants for each Common Share held whereas holders of Series A Preferred Shares received 0.070909 warrants for each preferred share held. Each warrant can be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share and has a term of one year. Security Capital Group issued these warrants to PTR shareholders as an incentive to vote in favor of the Merger and to raise additional equity capital at a relatively low cost, in addition to other benefits.

(8) LONG-TERM INCENTIVE PLAN

  On September 8, 1997, PTR's common shareholders approved PTR's Long-Term Incentive Plan (the "Incentive Plan"), which includes an employee stock purchase plan and a stock option plan. No more than 5,650,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term.

  Additionally, PTR has authorized 100,000 Common Shares for issuance to outside members of the Board. The exercise price of Outside Trustee options may not be less than the fair market value on the date of grant. Such options have a term of five years and are exercisable in whole or in part.

 Employee Stock Purchase Plan

  Under the employee stock purchase plan, certain officers and other employees of PTR purchased 813,430 Common Shares at a price of $22.0625 per share on September 8, 1997. No significant additional employee stock purchase plan awards are currently anticipated. PTR financed 95% of the total purchase price through 10-year, recourse notes from the participants aggregating $17.1 million. The notes, which have been recorded as a deduction in shareholders' equity, bear interest at the lower of 6% per annum or the dividend yield of a Common Share determined based on the initial share purchase price (approximately 5.89% at December 31, 1997). The notes are secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at a price of $22.0625 per share. Proceeds from this sale of Common Shares, net of the notes received, were $0.8 million. The change in the notes from employees during 1997 is summarized as follows (in thousands):

             Balance at September 8, 1997..... $17,100
             Notes issued.....................     209
             Principal payments received......     --
             Retirements......................     (71)
                                               -------
               Balance at December 31, 1997... $17,238
                                               =======

                        SECURITY CAPITAL PACIFIC TRUST

  Of the notes outstanding at December 31, 1997, approximately $14.0 million were due from officers of PTR.

 Stock Options

  Stock options outstanding at December 31, 1997 are as follows:

                                                                      WEIGHTED-AVERAGE
                            NUMBER OF   EXERCISE                         REMAINING
                             OPTIONS    PRICE(1)     EXPIRATION DATE  CONTRACTUAL LIFE
                            --------- ------------- ----------------- ----------------
   Outside Trustees(2).....    38,000 $8.46--$21.75    1998--2002        2.8 years
   Employee stock purchase
    plan(3)................ 1,627,092    $22.06     September 8, 2007    9.7 years
   Stock option plan--1997
    Awards(4)..............   220,325    $22.06     September 8, 2007    9.7 years
                            ---------
   Total................... 1,885,417
                            =========

--------
(1) Exercise price was equal to market price on the date of grant.
(2) Options are fully exercisable.
(3) Graded vesting at various rates over periods from two to ten years, subject to certain conditions.
(4) The holders under this plan are awarded dividend equivalent units each year of the plan as further described below. The options awarded will vest beginning on September 8, 1999 at a rate of 25% per year through 2002.

  The weighted-average fair value of options granted during 1997 (excluding Trustee options) was approximately $3.00 per option. A summary of the status of PTR's stock option plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below. All grants prior to 1997 relate to Outside Trustees.

                                                            WEIGHTED
                                                            AVERAGE   NUMBER OF
                                                 NUMBER OF  EXERCISE   OPTIONS
                                                  OPTIONS    PRICE   EXERCISABLE
                                                 ---------  -------- -----------
      Balance at December 31, 1994..............    20,000   $14.91    20,000
        Granted.................................    10,000    15.59    10,000
        Exercised...............................    (2,000)    8.46    (2,000)
                                                 ---------   ------    ------
      Balance at December 31, 1995..............    28,000   $15.61    28,000
                                                 ---------   ------    ------
        Granted.................................    10,000   $19.34    10,000
        Exercised...............................    (6,000)   17.21    (6,000)
                                                 ---------   ------    ------
      Balance at December 31, 1996..............    32,000   $16.48    32,000
                                                 ---------   ------    ------
        Granted................................. 1,857,417   $22.06    10,000
        Exercised...............................    (2,000)   16.34    (2,000)
        Forfeited...............................    (2,000)    8.46    (2,000)
                                                 ---------   ------    ------
      Balance at December 31, 1997.............. 1,885,417   $21.99    38,000
                                                 =========   ======    ======

  PTR has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows PTR to continue to account for its various stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, PTR did not recognize compensation expense related to stock options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, PTR's net earnings attributable to

                        SECURITY CAPITAL PACIFIC TRUST

Common Shares and earnings per Common Share for 1997 would change as follows (1995 and 1996 would be the same):

                                                                         1997
                                                                        -------
      Net earnings attributable to Common Shares
       (in thousands):
        As reported.................................................... $53,534
                                                                        -------
        Pro forma...................................................... $53,188
                                                                        =======
      Basic and diluted earnings per Common Share:
        As reported.................................................... $  0.65
                                                                        -------
        Pro forma...................................................... $  0.65
                                                                        =======

  The pro forma amounts above were calculated using the Black-Scholes model and the following assumptions:

                                                                         1997
                                                                      ----------
      Weighted-average risk-free interest rate.......................   6.08%
      Weighted-average dividend yield................................   5.60%
      Weighted-average volatility....................................   18.35%
      Weighted-average expected option life.......................... 6.74 years

 Dividend Equivalent Units ("DEU's")

  On December 31, 1997, PTR awarded 2,196 DEUs to the holders of 220,325 stock options at a rate of one DEU for each Common Share under option. A DEU is equal to the difference between PTR's annual Common Share dividend yield and the S&P 500 average dividend yield times the number of shares under option. Options awarded under the employee stock purchase plan are not eligible for DEU's. The DEU's are awarded on December 31st of each year under the stock option plan and vest under the same terms as the underlying stock options. The awarded DEU's were valued at $54,000 on December 31, 1997 based upon the market price of the Common Shares on that date. PTR recognizes the value of the DEU's awarded as compensation expense over the vesting period.

(9) 1995 PACIFIC MERGER AND CONCURRENT SUBSCRIPTION OFFERING

  On March 23, 1995, PTR consummated a merger with Security Capital Pacific Incorporated (the "PACIFIC Merger"). Security Capital Pacific Incorporated ("PACIFIC") was a private Multifamily REIT controlled by Security Capital Group, PTR's principal shareholder. PACIFIC's portfolio consisted primarily of 17 operating garden-style apartment ("Multifamily") communities aggregating 5,579 units. In the PACIFIC Merger, each outstanding share of PACIFIC common stock was converted into the right to receive 0.611 Common Shares. As a result, 8,468,460 of PTR's Common Shares valued at $138.7 million ($16.375 per share) were issued in the PACIFIC Merger in exchange for all of the outstanding shares of PACIFIC common stock. In addition, PTR assumed $51.9 million on PACIFIC's line of credit and $54.4 million of mortgage debt. The PACIFIC Merger has been accounted for as a purchase and, accordingly, the results of operations of PACIFIC have been included in PTR's financial statements from March 23, 1995.

  The following summarized pro forma (unaudited) information assumes the PACIFIC Merger occurred on January 1, 1995, and represents the combined historical operating results of PTR and PACIFIC for 1995. No material pro forma adjustments to revenue and expenses were required. The weighted-average Common Shares

                        SECURITY CAPITAL PACIFIC TRUST
outstanding have been adjusted to reflect the PACIFIC Merger conversion rate (0.611 Common Shares for each share of PACIFIC common stock). The pro forma financial information does not necessarily reflect the results of operations that would have occurred had PACIFIC and PTR constituted a single entity during 1995 (in thousands, except per share amounts).

                                                                          1995
                                                                        --------
      Rental income.................................................... $271,091
                                                                        ========
      Net earnings attributable to Common Shares....................... $ 64,152
                                                                        ========
      Weighted-average Common Shares outstanding.......................   68,955
                                                                        ========
      Per Common Share amounts:
        Net earnings attributable to Common Shares..................... $   0.93
                                                                        ========

  Concurrently with the consummation of the PACIFIC Merger, PTR completed a subscription offering of 13.2 million Common Shares pursuant to which PTR received net proceeds of $216.3 million. The subscription offering was designed to allow shareholders of PTR to purchase Common Shares at the same price at which PACIFIC shareholders acquired Common Shares in the PACIFIC Merger ($16.375 per Common Share). Security Capital Group purchased $50 million (3.1 million Common Shares at $16.375 per Common Share) in the subscription offering pursuant to the oversubscription privilege.

(10) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following disclosures of estimated fair value of financial instruments were determined by PTR based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and accordingly they are not necessarily indicative of amounts that PTR could realize upon disposition.

  As of December 31, 1997 and 1996, the carrying amount of certain financial instruments employed by PTR, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of lines of credit balances approximates fair value as of those dates since the interest rate fluctuates based on published market rates. As discussed in Note 3, the Homestead Notes outstanding at December 31, 1997 are reflected at fair value in the accompanying balance sheet. PTR believes the carrying value of the other mortgage notes receivable approximates fair value. As of December 31, 1997 and 1996, based on the terms available to PTR, the carrying value of the Long-Term Debt and mortgages was a reasonable estimation of their fair values.

 Derivative Financial Instruments

  PTR has only limited involvement with derivative financial instruments and does not use them for trading purposes. PTR occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk.

  In anticipation of the March 6, 1998 Long-Term Debt offering discussed in
Note 13 "Subsequent Event," PTR entered into four separate interest rate contracts in 1997 with notional amounts aggregating $120 million. As of December 31, 1997, the fair value of these interest rate contracts, based on broker estimates, was an unrealized loss of approximately $6.6 million ($5.5 million realized loss as of March 6, 1998). Similarly in 1996, PTR entered into interest rate contracts with notional amounts aggregating $50 million in anticipation of the $50 million Long-Term Debt offering that closed March 31, 1997. Upon completion of the offering, PTR terminated the interest rate contracts, realizing a gain of approximately $819,000.

                        SECURITY CAPITAL PACIFIC TRUST

  The gain or loss ultimately realized on a hedge is deferred and amortized over the term of the related debt issuance.

(11) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per share amounts) for 1997 and 1996 are as summarized below. Net earnings (loss) per Common Share for each period presented have been restated to conform with the requirements of SFAS No. 128. The sum of the quarterly earnings (loss) per Common Share amounts may not equal the annual earnings per Common Share amounts due to the impact of equity issuances.

                                                                         YEAR
                                            THREE MONTHS ENDED          ENDED
                                     ---------------------------------  12-31
                                      3-31    6-30   9-30 (1)   12-31    (1)
                                     ------- ------- --------  ------- --------
1997:
  Rental revenues................... $79,950 $81,412 $ 85,760  $87,938 $335,060
                                     ------- ------- --------  ------- --------
  Earnings (loss) from operations...  20,276  23,065  (46,857)  28,202   24,686
  Gain on dispositions of
   investments, net.................  25,335  11,872   10,723      302   48,232
  Less: Preferred Share dividends...   5,035   4,805    4,785    4,759   19,384
                                     ------- ------- --------  ------- --------
  Net earnings (loss) attributable
   to Common Shares................. $40,576 $30,132 $(40,919) $23,745 $ 53,534
                                     ======= ======= ========  ======= ========
  Net earnings (loss) per Common
   Share:
    Basic........................... $  0.53 $  0.39 $ ( 0.50) $  0.26 $   0.65
                                     ======= ======= ========  ======= ========
    Diluted......................... $  0.51 $  0.38 $ ( 0.50) $  0.26 $   0.65
                                     ======= ======= ========  ======= ========
1996:
  Rental revenues................... $75,809 $79,491 $ 84,802  $81,944 $322,046
                                     ------- ------- --------  ------- --------
  Earnings from operations..........  22,920  24,462   24,718   21,989   94,089
  Gain on dispositions of
   investments, net.................   2,923   5,160   25,257    4,152   37,492
  Less: extraordinary item-loss on
   early extinguishment of debt.....     --      870      --       --       870
  Less: Preferred Share dividends...   6,388   6,386    6,182    5,211   24,167
                                     ------- ------- --------  ------- --------
  Net earnings attributable to
   Common Shares.................... $19,455 $22,366 $ 43,793  $20,930 $106,544
                                     ======= ======= ========  ======= ========
  Net earnings per Common Share:
    Basic........................... $  0.27 $  0.31 $   0.60  $  0.28 $   1.46
                                     ======= ======= ========  ======= ========
    Diluted......................... $  0.27 $  0.31 $   0.57  $  0.28 $   1.44
                                     ======= ======= ========  ======= ========

--------
(1) Reflects the impact of a one-time, non-cash charge of $71.7 million associated with costs incurred in acquiring the Management Companies from an affiliate. See Note 7 for additional information regarding the acquisition of the Management Companies.

(12) COMMITMENTS AND CONTINGENCIES

  PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  PTR is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence investigation procedures, PTR conducts Phase I

                        SECURITY CAPITAL PACIFIC TRUST

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to PTR's results of operations for any of the years in the three-year period ended December 31, 1997. PTR is not aware of any environmental condition on any of its communities which is likely to have a material adverse effect on PTR's financial condition or results of operations.

  See Notes 2 and 3 for Multifamily construction, rehabilitation and funding commitments.

(13) SUBSEQUENT EVENT

  On March 6, 1998, PTR issued $125 million in Long-Term Debt. The debt was issued in the form of 7.20% Notes which pay interest semi-annually on March 1 and September 1 of each year through March 1, 2013, the maturity date. Annual principal installments of $25 million commence on March 1, 2009. The 7.20% Notes have an original weighted average life to maturity of 13.0 years. The all-in effective interest rate of the 7.20% Notes, including discounts and issuance costs is approximately 7.86%. PTR used the $118.3 million of net proceeds primarily to pay down PTR's $350 million revolving line of credit, which had an outstanding balance of $145.0 million after the paydown on March 6, 1998.

                                                                    SCHEDULE III

                         SECURITY CAPITAL PACIFIC TRUST

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                     COSTS         GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                            ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                    ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
Multifamily:
 Albuquerque, New
  Mexico:
 Commanche Wells.  $    --  $    719  $    4,072   $    472   $    719  $   4,544   $    5,263  $    464    1985      1994
 Entrada Pointe..       --     1,014       5,744      1,113      1,014      6,857        7,871       718    1986      1994
 La Paloma.......       --     4,135         --      19,356      4,135     19,356       23,491     1,935    1996      1993
 La Ventana......       --     2,210         --      13,349      2,210     13,349       15,559       835    1996      1994
 Pavilions.......       --     2,182       7,624      5,962      2,182     13,586       15,768     2,255     (a)       (a)
 Sandia Ridge....       --     1,339       5,358      1,225      1,339      6,583        7,922     1,121    1986      1992
 Telegraph Hill..       --     1,216       6,889        586      1,216      7,475        8,691       250    1986      1996
 Vista Del Sol...       --     1,105       4,419        666      1,105      5,085        6,190       612    1987      1993
 Vistas at Seven
  Bar Ranch......       --     3,541       5,351     20,719      3,541     26,070       29,611     1,696     (b)       (b)
 Wellington
  Place..........       --     1,881       7,523      1,301      1,881      8,824       10,705       939    1981      1993
 Austin, Texas:
 Hunters' Run....       --     2,197         --      17,668      2,197     17,668       19,865     1,258     (c)       (c)
 Monterrey Ranch.       --       424         --       1,972        424      1,972        2,396       (d)     (d)      1993
 Monterrey Ranch
  II.............       --     1,151         --      22,913      1,151     22,913       24,064     1,001    1996      1993
 Monterrey Ranch
  III............       --     1,131         --       4,678      1,131      4,678        5,809       (d)     (d)      1993
 Monterrey Ranch
  IV.............       --       920         --          41        920         41          961       (d)     (d)      1993
 The Ridge.......       --     1,669       6,675      2,719      1,669      9,394       11,063     1,093    1978      1993
 Rock Creek......       --     1,311       7,431      1,613      1,311      9,044       10,355     1,008    1979      1993
 Shadowood.......       --     1,197       4,787        760      1,197      5,547        6,744       627    1985      1993
 Dallas, Texas:
 Custer Crossing.       --     1,532       8,683      1,197      1,532      9,880       11,412     1,033    1985      1993
 Meadows at Park
  Boulevard......       --     1,373         --      15,473      1,373     15,473       16,846       122    1997      1996
 Quail Run.......       --     1,613       9,140      1,284      1,613     10,424       12,037     1,092    1983      1993
 Summerstone.....       --     1,028       5,824        751      1,028      6,575        7,603       699    1983      1993
 Timber Ridge....       --       997       5,651        858        997      6,509        7,506       554    1984      1994
 Timber Ridge II.       --       675          20      8,091        675      8,111        8,786        11     (d)      1996
 Woodland Park...       --     1,386       5,543        574      1,386      6,117        7,503       645    1986      1993
 Denver,
  Colorado:
 Cambrian........       --     2,256       9,026      1,289      2,256     10,315       12,571     1,187    1983      1993
 The Cedars......       --     3,128      12,512      3,422      3,128     15,934       19,062     1,779    1984      1993
 Fox Creek I.....       --     1,167       4,669        694      1,167      5,363        6,530       568    1984      1993
 Fox Creek II....       --       --          --         366        --         366          366       (d)     (d)      1995
 Hickory Ridge...       --     4,402      17,607      2,729      4,402     20,336       24,738     2,647    1984      1992
 Legacy Heights..       --     2,049           4     13,132      2,049     13,136       15,185       (d)     (d)      1997
 Reflections.....       --     2,396       6,362     12,980      2,396     19,342       21,738     1,608     (e)       (e)
 Silvercliff.....       --     2,410      13,656        469      2,410     14,125       16,535     1,428    1991      1994
 Sunwood.........       --     1,030       4,596      1,087      1,030      5,683        6,713       737    1981      1992
 El Paso, Texas:
 Acacia Park.....       --     1,130         --      13,237      1,130     13,237       14,367     1,213    1995      1993
 Cielo Vista.....       --     1,111       4,445      3,644      1,111      8,089        9,200       772    1962      1993
 Double Tree.....       --     1,106       4,423        814      1,106      5,237        6,343       628    1980      1993
 Las Flores......     5,794      625       6,624      1,349        625      7,973        8,598     3,570     (f)       (f)
 Mountain
  Village........       --     1,203       4,824      1,539      1,203      6,363        7,566     1,237    1982      1992
 The Patriot.....       --     1,027         --      11,449      1,027     11,449       12,476       906    1996      1993
 The Phoenix.....       --       454         --      10,336        454     10,336       10,790     1,474    1993      1993

                                                     COSTS         GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                            ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                    ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Shadow Ridge....  $    --  $  1,524  $    3,993   $  6,954   $  1,524  $   10,947  $   12,471  $  1,546     (g)       (g)
 Tigua Village...       --       161         146      2,262        161       2,408       2,569     1,301     (h)       (h)
 Houston, Texas:
 7100 Almeda.....       --     1,713       9,706        828      1,713      10,534      12,247     1,013    1984      1994
 American Rice I.       --    13,162         --       2,071     13,162       2,071      15,233       (d)     (d)      1996
 Beverly Palms...       --     1,393       7,893      1,487      1,393       9,380      10,773       889    1970      1994
 Braeswood Park..       --     1,861      10,548        338      1,861      10,886      12,747     1,216    1984      1993
 Braeswood Park
  II.............       --     1,125           5        --       1,125           5       1,130       (d)     (d)      1997
 Brompton Court..    14,074    4,058      22,993      5,026      4,058      28,019      32,077     2,730    1972      1994
 Memorial Heights
  I..............       --     3,169         --      15,806      3,169      15,806      18,975       914    1996      1996
 Memorial Heights
  II.............       --     9,164         --       5,838      9,164       5,838      15,002         9     (d)      1996
 Oaks at Medical
  Center I.......       --     4,210         --      14,359      4,210      14,359      18,569       969    1996      1994
 Oaks at Medical
  Center II......       --     3,368         --       2,756      3,368       2,756       6,124       (d)     (d)      1994
 Inland Empire,
  California:
 The Crossing....       --     2,227      12,622      1,334      2,227      13,956      16,183       615    1989      1996
 Miramonte.......       --     2,357      13,364        926      2,357      14,290      16,647       789    1989      1995
 Rancho
  Cucamonga......       --     2,258          65        320      2,258         385       2,643       (d)     (d)      1997
 Sierra Hills....       530    2,810      15,921      1,085      2,810      17,006      19,816       297    1990      1997
 Terracina.......       --     5,780      32,757      2,394      5,780      35,151      40,931     1,468    1988      1996
 Westcourt
  Village........       --     1,909      10,817      4,293      1,909      15,110      17,019       727    1986      1996
 Woodsong
  Village........       --     1,846      10,469        579      1,846      11,048      12,894       398    1985      1996
 Kansas City,
  Kansas:
 NEC 119th &
  Quiviara.......       --     1,540         --         678      1,540         678       2,218       (d)     (d)      1996
 Las Vegas,
  Nevada:
 Horizons at
  Peccole Ranch..       --     3,173      18,048        706      3,173      18,754      21,927     1,364    1990      1995
 King's Crossing.       --     2,860      16,272        360      2,860      16,632      19,492     1,219    1991      1995
 La Tierra at the
  Lakes..........    25,560    5,904      33,561      4,038      5,904      37,599      43,503     2,791    1986      1995
 Sunterra........     7,991    2,086      11,867        892      2,086      12,759      14,845       929    1986      1995
 Omaha, Nebraska:
 Apple Creek.....    11,100    1,953      11,069        917      1,953      11,986      13,939     1,117    1987      1994
 Orange County,
  California:
 Las Flores
  Apartment
  Homes..........       --     8,900         264     16,280      8,900      16,544      25,444       (d)     (d)      1996
 Newpointe.......       --     1,403       7,981        300      1,403       8,281       9,684       333    1987      1996
 River Meadows...    10,000    2,082      11,797      1,054      2,082      12,851      14,933       256    1986      1997
 Sorrento........       --     4,872         --       6,123      4,872       6,123      10,995       (d)     (d)      1996
 Villa
  Marseilles.....       154    1,970      11,162        848      1,970      12,010      13,980       344    1991      1996
 Phoenix,
  Arizona:
 59th and
  Behrend........       --       982         --         --         982         --          982       (d)     (d)      1997
 59th and Utopia.       --     2,081         --         --       2,081         --        2,081       (d)     (d)      1997
 Arrowhead I (i).       --     2,019         --      10,768      2,019      10,768      12,787       (d)     (d)      1995
 Arrowhead II
  (i)............       --     1,601         --         310      1,601         310       1,911       (d)     (d)      1995
 Bay Club........       --     2,797      11,188      1,770      2,797      12,958      15,755     1,387    1985      1993
 Foxfire.........       --     1,055       5,976        380      1,055       6,356       7,411       649    1985      1994
 Miralago I (i)..       --     2,743         --      22,210      2,743      22,210      24,953       485    1997      1995
 Miralago II.....              1,801          33         56      1,801          89       1,890       (d)     (d)      1997
 Moorings at Mesa
  Cove...........       --     3,261      13,045      1,269      3,261      14,314      17,575     1,850    1985      1992
 Peaks at Papago
  Park...........       --     5,131      23,408      8,334      5,131      31,742      36,873     2,931     (j)       (j)
 The Ridge.......       --     1,852      10,492        899      1,852      11,391      13,243     1,234    1987      1993
 San Marquis
  North..........       --     1,215         --       9,685      1,215       9,685      10,900       888    1994      1993
 San Marquis
  South..........       --     2,312         --      11,291      2,312      11,291      13,603     1,297    1994      1993
 San Marbeya.....       --     3,675          93      2,423      3,675       2,516       6,191       (d)     (d)      1997
 San Palmera (i).       --     3,515         --      21,884      3,515      21,884      25,399       461    1997      1995
 San Valiente I
  (i)............       --     3,062         --      19,226      3,062      19,226      22,288       574    1997      1995
 San Valiente II
  (i)............       --     1,647         --       1,351      1,647       1,351       2,998       (d)     (d)      1995
 Scottsdale
  Greens.........       --     3,489      19,774      5,893      3,489      25,667      29,156     2,699    1980      1994
 Superstition
  Park...........       --     2,340       9,362      1,202      2,340      10,564      12,904     1,354    1985      1992

                                                     COSTS         GROSS AMOUNT AT WHICH
                             INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                            ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                    ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES     BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------     -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Portland,
  Oregon:
 Arbor Heights...  $    --  $  2,669  $     --     $ 20,071   $  2,669  $   20,071  $   22,740  $     51     (d)      1996
 Brighton........       --     1,675      9,532         868      1,675      10,400      12,075       370    1985      1996
 Cambridge
  Crossing.......       --     2,260        --       13,608      2,260      13,608      15,868        42     (d)      1996
 Hedges Green....       --     3,758        162      10,272      3,758      10,434      14,192       (d)     (d)      1997
 Meridian at
  Murrayhill.....       --     2,517     14,320         438      2,517      14,758      17,275     1,093    1990      1995
 Preston's
  Crossing.......       --       851        --       12,094        851      12,094      12,945       582    1996      1995
 Riverwood
  Heights........       --     1,479      8,410         330      1,479       8,740      10,219       647    1990      1995
 Squire's Court..       --     1,630      9,249         276      1,630       9,525      11,155       693    1989      1995
 Timberline......       --     1,058      5,995         439      1,058       6,434       7,492       296    1990      1996
 Reno, Nevada:
 Meadowview I....       --     1,947        --        9,137      1,947       9,137      11,084       (d)     (d)      1996
 Meadowview II...       --     1,538        --          598      1,538         598       2,136       (d)     (d)      1996
 Vista Ridge.....       --     2,002        --       19,077      2,002      19,077      21,079       574    1997      1995
 Sacramento,
  California:
 Folsom Ranch....       --     3,507     19,876         436      3,507      20,312      23,819       411    1988      1997
 Salt Lake City,
  Utah:
 Brighton Place..       --     2,091     11,892       1,515      2,091      13,407      15,498       985    1979      1995
 Carrington
  Place..........     3,510    1,072      6,072         320      1,072       6,392       7,464        60    1986      1997
 Cherry Creek....     3,750    1,290      7,330         429      1,290       7,759       9,049       573    1986      1995
 Cloverland......     4,229    1,392      7,886         286      1,392       8,172       9,564        58    1985      1997
 The Crossroads..     4,435    1,521      8,619         642      1,521       9,261      10,782       285    1986      1996
 Fairstone at
  Riverview......       --     4,636        --       25,430      4,636      25,430      30,066        83     (d)      1996
 Fox Creek.......     4,240    1,172      6,641         866      1,172       7,507       8,679       200    1985      1996
 Greenpointe.....     3,574      923      5,050       2,371        923       7,421       8,344       407     (k)       (k)
 Mountain Shadow
  I..............     3,282      832      4,730         188        832       4,918       5,750       357    1985      1995
 Mountain Shadow
  II.............       --        95        --        4,478         95       4,478       4,573        24    1996      1996
 On the Green at
  River Oaks.....       --     5,400        213         505      5,400         718       6,118       (d)     (d)      1997
 Remington.......       --     2,324        --       14,757      2,324      14,757      17,081       548    1997      1995
 San Antonio,
  Texas:
 Applegate.......       --     1,455      8,248         869      1,455       9,117      10,572       997    1983      1993
 Austin Point....       --     1,728      9,725       1,283      1,728      11,008      12,736     1,180    1982      1993
 Camino Real.....       --     1,084      4,338       1,240      1,084       5,578       6,662       682    1979      1993
 Cobblestone
  Village........       --       786      3,120         745        786       3,865       4,651       805    1984      1992
 Contour Place...       --       456      1,829         491        456       2,320       2,776       528    1984      1992
 The Crescent....       --     1,145        --       14,800      1,145      14,800      15,945     1,820    1994      1992
 Dymaxion........       --       683      3,740         430        683       4,170       4,853       348    1984      1994
 Marbach Park....       --     1,122      6,361         859      1,122       7,220       8,342       824    1985      1993
 Palisades Park..       --     1,167      6,613         523      1,167       7,136       8,303       806    1983      1993
 Rancho Mirage...       --       724      2,971       1,597        724       4,568       5,292       501    1974      1993
 Stanford
  Heights........       --     1,631        --       11,807      1,631      11,807      13,438       897    1996      1993
 Sterling
  Heights........       --     1,644        --       10,511      1,644      10,511      12,155       899    1995      1993
 Villas of Castle
  Hills..........       --     1,037      4,148         914      1,037       5,062       6,099       566    1971      1993
 Villas of St.
  Tropez I.......       --     2,013      8,054       1,630      2,013       9,684      11,697     1,239    1982      1992
 Waters of
  Northern Hills.       --     1,251      7,105         979      1,251       8,084       9,335       836    1982      1994
 San Diego,
  California:
 Club Pacifica...       --     2,141     12,132         563      2,141      12,695      14,836       577    1987      1996
 El Dorado Hills.    16,549    4,418     25,084       2,258      4,418      27,342      31,760       972    1983      1996
 La Jolla Point..    21,539    4,616     26,160       1,271      4,616      27,431      32,047       494    1986      1997
 Ocean Crest.....       --     2,369     13,427         916      2,369      14,343      16,712       673    1993      1996
 The Palisades...       144    4,741     26,866         516      4,741      27,382      32,123       788    1991      1996
 Scripps Landing.       --     1,332      7,550         633      1,332       8,183       9,515       877    1985      1994
 Tierrasanta
  Ridge..........        90    2,859     16,130       1,018      2,859      17,148      20,007     1,670    1994      1994
 Torrey Hills....       --    10,400        659         --      10,400         659      11,059       (d)     (d)      1997
 San Francisco
  (Bay Area),
  California:
 Ashton Place....    46,795    9,782     55,429       8,521      9,782      63,950      73,732     2,042    1970      1996

                                                                   COSTS         GROSS AMOUNT AT WHICH
                                           INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                                          ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                                  ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION
    PROPERTIES                   BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR
    ----------                   -------- -------- ------------ ----------- -------- ------------ ---------- ---------- ---------
 Hacienda........                $  5,604 $ 18,696  $      668   $    662   $ 18,696  $    1,330  $   20,026  $    (d)     (d)
 Harborside......                     --     3,213      18,210        146      3,213      18,356      21,569       491    1989
 Los Padres......                     --     4,579      25,946        301      4,579      26,247      30,826       471    1988
 Marina Lakes....                  13,338    5,952      33,728        427      5,952      34,155      40,107       764    1991
 Monterrey Road..                     --     4,451          13      1,670      4,451       1,683       6,134       (d)     (d)
 Sundance at
  Vallejo Ranch..                     --     2,633      14,923      1,678      2,633      16,601      19,234       719    1986
 Redwood Shores..                  24,770    5,608      31,778        612      5,608      32,390      37,998     1,084    1986
 Reflections.....                      66    7,820      44,311        915      7,820      45,226      53,046     1,106    1988
 Treat Commons...                   7,104    5,788      32,802        615      5,788      33,417      39,205     1,781    1988
 Villas at Santa
  Rita...........                     --     8,950         170      1,451      8,950       1,621      10,571       (d)     (d)
 Santa Fe, New
  Mexico:
 Talavera........                     --       760         --      11,925        760      11,925      12,685     1,449    1994
 Seattle,
  Washington:
 The Cambrian....                     --     6,231      35,309        732      6,231      36,041      42,272       552    1991
 Canyon Creek....                     --     5,250         --      19,642      5,250      19,642      24,892       286    1997
 Canyon Pointe...                     --     3,121      17,684         23      3,121      17,707      20,828       --     1990
 Fairwood
  Landing........                   5,730    1,223       6,928        738      1,223       7,666       8,889       200    1982
 Forestview......                     --     1,681         --       6,843      1,681       6,843       8,524       (d)     (d)
 Harbour Pointe..                     --     2,027         --      13,097      2,027      13,097      15,124        67    1997
 Inglewood Hills.                     --     2,463          68      1,291      2,463       1,359       3,822       (d)     (d)
 Logan's Ridge...                     --     1,950      11,118        335      1,950      11,453      13,403       844    1987
 Matanza Creek...                     --     1,016       5,814        334      1,016       6,148       7,164       452    1991
 Millwood
  Estates........                     --     1,593       9,200        689      1,593       9,889      11,482       740    1987
 Newport
  Crossing.......                     --     1,694       9,602        545      1,694      10,147      11,841       269    1990
 Pebble Cove.....                     --     1,895         --      15,581      1,895      15,581      17,476       645    1996
 Remington Park..                     --     2,795      15,593        805      2,795      16,398      19,193     1,148    1990
 Stonemeadow
  Farms..........                     --     4,370         --       5,709      4,370       5,709      10,079       (d)     (d)
 Walden Pond.....                     --     2,033      11,535        375      2,033      11,910      13,943       876    1990
 Waterford Place.                     --     4,131      23,407        359      4,131      23,766      27,897       162    1989
 Tucson, Arizona:
 San Ventana (i).                     --     3,177         --      21,843      3,177      21,843      25,020       972    1997
 Tierra Antigua..                     --       992       3,967        588        992       4,555       5,547       836    1979
 Villa Caprice...                     --     1,279       7,248        523      1,279       7,771       9,050       862    1972
 Ventura County,
  California:
 Le Club.........                  21,700    4,958      28,097        525      4,958      28,622      33,580       447    1987
 Pelican Point...                     --     4,365      24,735        410      4,365      25,145      29,510       341    1985
                                 -------- --------  ----------   --------   --------  ----------  ----------  --------
 Total
  Multifamily....                 265,652  447,773   1,344,693    758,874    447,773   2,103,567   2,551,340   125,689
                                 -------- --------  ----------   --------   --------  ----------  ----------  --------
Other land held:
 Austin, Texas:
 Estates of Gracy
  Farms..........                     --       788         --         514        788         514       1,302       --      --
 Ridgeline
  Commercial
  Land...........                     --       --          --       1,860        --        1,860       1,860       --      --
 El Paso, Texas:
 West Ten........                     --     1,523         --        (854)     1,523        (854)        669       --      --
 Dallas, Texas:
 Cracker Barrel..                     --       245         --         --         245         --          245       --      --
 Houston, Texas:
 American Rice
  II/Memorial
  Heights III....                     --     2,213         --       1,666      2,213       1,666       3,879       --      --
 Sacks/SPCA......                     --     3,375         --         120      3,375         120       3,495       --      --
 Kansas City,
  Kansas:
 SWC 119th &
  Quiviara.......                     --     1,565         --         548      1,565         548       2,113       --      --
 San Antonio,
  Texas:
 Dymaxion Phase
  II.............                     --       545         --          15        545          15         560       --      --
 Indian Trails
  Phase II.......                     --       864         --          35        864          35         899       --      --
 Villas of St. Tropez Phase II.       --       605         --         612        605         612       1,217       --      --
                                   YEAR
    PROPERTIES                   ACQUIRED
    ----------                   --------
 Hacienda........                  1997
 Harborside......                  1996
 Los Padres......                  1997
 Marina Lakes....                  1997
 Monterrey Road..                  1997
 Sundance at
  Vallejo Ranch..                  1996
 Redwood Shores..                  1996
 Reflections.....                  1997
 Treat Commons...                  1995
 Villas at Santa
  Rita...........                  1997
 Santa Fe, New
  Mexico:
 Talavera........                  1993
 Seattle,
  Washington:
 The Cambrian....                  1997
 Canyon Creek....                  1997
 Canyon Pointe...                  1997
 Fairwood
  Landing........                  1996
 Forestview......                  1996
 Harbour Pointe..                  1996
 Inglewood Hills.                  1997
 Logan's Ridge...                  1995
 Matanza Creek...                  1995
 Millwood
  Estates........                  1995
 Newport
  Crossing.......                  1997
 Pebble Cove.....                  1995
 Remington Park..                  1995
 Stonemeadow
  Farms..........                  1997
 Walden Pond.....                  1995
 Waterford Place.                  1997
 Tucson, Arizona:
 San Ventana (i).                  1993
 Tierra Antigua..                  1992
 Villa Caprice...                  1993
 Ventura County,
  California:
 Le Club.........                  1997
 Pelican Point...                  1997
 Total
  Multifamily....
Other land held:
 Austin, Texas:
 Estates of Gracy
  Farms..........                  1993
 Ridgeline
  Commercial
  Land...........                  1993
 El Paso, Texas:
 West Ten........                  1994
 Dallas, Texas:
 Cracker Barrel..                  1993
 Houston, Texas:
 American Rice
  II/Memorial
  Heights III....                  1994
 Sacks/SPCA......                  1996
 Kansas City,
  Kansas:
 SWC 119th &
  Quiviara.......                  1996
 San Antonio,
  Texas:
 Dymaxion Phase
  II.............                  1994
 Indian Trails
  Phase II.......                  1994
 Villas of St. Tropez Phase II.    1994

                                                      COSTS         GROSS AMOUNT AT WHICH
                              INITIAL COST TO PTR  CAPITALIZED   CARRIED AT DECEMBER 31, 1997
                             ---------------------   SUBSE-    --------------------------------  ACCUMU-     CON-
                     ENCUM-            BLDGS AND    QUENT TO             BLDGS AND              LATED DE-  STRUCTION   YEAR
    PROPERTIES      BRANCES    LAND   IMPROVEMENTS ACQUISITION   LAND   IMPROVEMENTS   TOTALS   PRECIATION   YEAR    ACQUIRED
    ----------      -------- -------- ------------ ----------- -------- ------------ ---------- ---------- --------- --------
 Walker Ranch
  Phase I.........  $    --  $  2,230  $      --    $  1,296   $  2,230  $    1,296  $    3,526  $    --      --       1994
 Walker Ranch
  Phase II........       --     1,481         --         589      1,481         589       2,070       --      --       1994
 Walker Ranch
  Phase III.......       --       555         --         262        555         262         817       --      --       1994
 Santa Fe, New
  Mexico:
 St. Francis......       --     1,941         --        (913)     1,941        (913)      1,028       --      --       1994
 Foothills of
  Santa Fe
  Phase I.........       --     1,396         --       1,154      1,396       1,154       2,550       --      --       1995
 Foothills of
  Santa Fe
  Phase II........       --     1,115         --         172      1,115         172       1,287       --      --       1995
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
 Total other land
  held............       --    20,441         --       7,076     20,441       7,076      27,517       --
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
Non-multifamily:
 San Francisco,
  California:
 Wharf Holiday Inn
  Hotel...........       --    12,861       1,935      8,074     12,861      10,009      22,870     3,741    1972      1971
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
 Other............       --       567       2,504        121        567       2,625       3,192       288    1987      1987
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
  Total non-
   multifamily....       --    13,428       4,439      8,195     13,428      12,634      26,062     4,029
                    -------- --------  ----------   --------   --------  ----------  ----------  --------
  Total...........  $265,652 $481,642  $1,349,132   $774,145   $481,642  $2,123,277  $2,604,919  $129,718
                    ======== ========  ==========   ========   ========  ==========  ==========  ========

-------
(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(d) As of 12/31/97, community was under construction.
(e) Phase I (208 units) was acquired in 1993 and Phase II (208 units) was developed in 1996.
(f) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(g) Phase I (208 units) was acquired in 1991 and Phase II (144 units) was developed in 1994.
(h) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978.
(i) Represents properties owned by third party developers that are subject to presale agreements to PTR to acquire such properties. PTR's investment as of December 31, 1997 represents development loans made by PTR to such developers.
(j) Phase I & II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(k) Phase I (192 units) was acquired in 1995 and Phase II (32 units) was developed in 1997.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of PTR's investment in real estate, at cost (in thousands):

                                                      DECEMBER 31,
                                            ----------------------------------
             CARRYING AMOUNTS                  1997        1996        1995
             ----------------               ----------  ----------  ----------
Balance at January 1....................... $2,153,363  $1,855,866  $1,296,288
                                            ----------  ----------  ----------
Multifamily:
  Acquisitions and renovation expenditures.    434,421     463,935     385,356
  Development expenditures, excluding land
   acquisitions............................    205,619     187,377     117,980
  Acquisition and improvement of land for
   development.............................     75,196      20,880      11,255
  Recurring capital expenditures...........      8,762       7,992       5,119
  Dispositions.............................   (269,059)   (269,693)     (6,166)
  Provisions for possible loss on
   investments.............................     (2,800)        --          --
                                            ----------  ----------  ----------
  Net Multifamily activity subtotal........ $  452,139  $  410,491  $  513,544
                                            ----------  ----------  ----------
Non-multifamily:
  Homestead development expenditures,
   including land acquisitions.............        --       54,883      48,247
  Contribution of Homestead Assets.........        --     (161,370)        --
  Non-multifamily dispositions.............       (383)     (6,527)     (2,235)
  Provisions for possible loss on
   investments.............................       (200)        --         (220)
  Other....................................        --           20         242
                                            ----------  ----------  ----------
  Net non-multifamily activity subtotal.... $     (583) $ (112,994) $   46,034
                                            ----------  ----------  ----------
Balance at December 31..................... $2,604,919  $2,153,363  $1,855,866
                                            ==========  ==========  ==========
                                                      DECEMBER 31,
                                            ----------------------------------
         ACCUMULATED DEPRECIATION              1997        1996        1995
         ------------------------           ----------  ----------  ----------
Balance at January 1 ...................... $   97,574  $   81,979  $   46,199
Depreciation for the year..................     52,893      44,887      36,685
Accumulated depreciation of real estate
 sold......................................    (20,749)    (22,653)       (646)
Contribution of Homestead Assets...........        --       (6,639)        --
Other......................................        --          --         (259)
                                            ----------  ----------  ----------
Balance at December 31..................... $  129,718  $   97,574  $   81,979
                                            ==========  ==========  ==========

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Security Capital Pacific Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Security Capital Pacific Trust, hereby constitutes and appoints R. Scot Sellers, Bryan J. Flanagan, Ash K. Atwood, Jeffrey A Klopf, Mark W. Pearson and Edward J. Schneidman its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                        SECURITY CAPITAL PACIFIC TRUST

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Security Capital Pacific Trust

                                                    /s/ R. Scot Sellers
                                          By: _________________________________
                                                      R. Scot Sellers
                                               President and Chief Executive
                                                          Officer

Date: March 19, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


        /s/ R. Scot Sellers          President and Chief             March 19, 1998
____________________________________  Executive Officer
          R. Scot Sellers

       /s/ Bryan J. Flanagan         Senior Vice President           March 19, 1998
____________________________________  (Principal Financial
         Bryan J. Flanagan            Officer)

         /s/ Ash K. Atwood           Vice President and Co-          March 19, 1998
____________________________________  Controller (Principal
           Ash K. Atwood              Accounting Officer)

       /s/ James A. Cardwell         Trustee                         March 19, 1998
____________________________________
         James A. Cardwell

       /s/ John T. Kelley III        Trustee                         March 19, 1998
____________________________________
         John T. Kelley III

       /s/ Calvin K. Kessler         Trustee                         March 19, 1998
____________________________________
         Calvin K. Kessler

        /s/ William G. Myers         Trustee                         March 19, 1998
____________________________________
          William G. Myers

       /s/ James H. Polk III         Trustee                         March 19, 1998
____________________________________
         James H. Polk III

       /s/ John C. Schweitzer        Trustee                         March 19, 1998
____________________________________
         John C. Schweitzer


                               INDEX TO EXHIBITS

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

  NUMBER                           DESCRIPTION
  ------                           -----------
 3.1       Restated Declaration of Trust of PTR (incorporated by ref-
           erence to Exhibit 4 to PTR's Form
           10-Q for the quarter ended June 30, 1991)
 3.2       First Certificate of Amendment of Restated Declaration of
           Trust of PTR (incorporated by reference to Exhibit 4 to
           PTR's Form 10-Q for the quarter ended June 30, 1992)
 3.3       Second Certificate of Amendment of Restated Declaration of
           Trust of PTR (incorporated by reference to Exhibit 3.1 to
           PTR's Form 8-K dated May 3, 1994)
 3.4       Third Articles of Amendment of Restated Declaration of
           Trust of PTR (incorporated by reference to Exhibit 4.4 to
           PTR's Registration Statement No. 33-86444)
 3.5       Fifth Articles of Amendment of Restated Declaration of
           Trust of PTR dated October 1, 1996 (incorporated by refer-
           ence to Exhibit 4.5 to PTR's Form 10-K for the year ended
           December 31, 1996)
 3.6       Sixth Articles of Amendment of Restated Declaration of
           Trust dated September 9, 1997
 3.7       Articles Supplementary relating to PTR's Cumulative Con-
           vertible Series A Preferred Shares of Beneficial Interest
           (incorporated by reference to Exhibit 3.1 to PTR's Form 8-K dated November 22, 1993)
 3.8       Articles Supplementary relating to PTR's Series B Cumula-
           tive Redeemable Preferred Shares of Beneficial Interest
           (incorporated by reference to Exhibit 99.3 to PTR's Form 8-
           K dated May 18, 1995)
 3.9       First Articles of Amendment to Articles Supplementary re-
           lating to PTR's Series B Cu-mulative Redeemable Preferred
           Shares of Beneficial Interest (incorporated by reference to
           Exhibit 3.1 to PTR's Form 10-Q for the quarter ended Sep-
           tember 30, 1995)
 3.10      Bylaws of PTR (incorporated by reference to Exhibit 4.1 to
           PTR's Form 8-K dated Novem-ber 22, 1993)
 4.1       Indenture, dated as of February 1, 1994, between PTR and
           Morgan Guaranty Trust Com-pany of New York, as Trustee, re-
           lating to PTR's unsecured senior debt securities (incorpo-
           rated by reference to Exhibit 4.2 to PTR's Form 10-K for
           the year ended December 31, 1993)
 4.2       First Supplemental Indenture, dated as of February 2, 1994, among PTR, Morgan Guaranty Trust Company of New York and
           State Street Bank and Trust Company, as successor Trustee
           (incorporated by reference to Exhibit 4.3 to PTR's Form 10-
           K for the year ended December 31, 1993)
 4.3       Rights Agreement, dated as of July 21, 1994, between PTR
           and Chemical Bank, including
           form of Rights Certificate (incorporated by reference to
           Exhibit 4.2 to PTR's Form 8-K
           dated July 19, 1994)
 4.4       First Amendment, dated as of February 8, 1995, to the
           Rights Agreement (incorporated by reference to Exhibit 4.13 to PTR's Form 10-K for the year ended December 31, 1994)

  NUMBER                           DESCRIPTION
  ------                           -----------
 10.1      1987 Share Option Plan for Outside Trustees, as amended
           (incorporated by reference to Exhibit 10.1 to PTR's Form
           10-K for the year ended December 31, 1995)
 10.2      PTR 1997 Long-Term Incentive Plan (incorporated by refer-
           ence to Annex II to Security Capital Group's Form S-11 Reg-
           istration Statement (File No. 333-26267))
 10.3      Form of Indemnification Agreement entered into between PTR and each of its officers and Trustees (incorporated by ref-
           erence to Exhibit 10.5 to Registration Statement No.
           33-43201)
 10.4      Third Amended and Restated Investor Agreement, dated as of
           September 9, 1997, between PTR and Security Capital Group
           (incorporated by reference to Exhibit 10.2 to Security Cap-
           ital Group's Form 10-Q for the quarter ended September 30,
           1997)
 10.5      Amended and Restated Credit Agreement, dated as of August
           13, 1997, among PTR, Texas Commerce Bank National Associa-
           tion and Wells Fargo Bank, National Association, as co-
           agents, and the lenders named therein (incorporated by ref-
           erence to Exhibit 10.1 to PTR's Form 8-K dated September 8,
           1997)
 10.6      Amended and Restated Promissory Note, dated as of May 28,
           1996, by Homestead Village Incorporated in favor of PTR
           (incorporated by reference to Exhibit 4.3 to Homestead's
           Form S-4 Registration Statement (File No. 333-4455; the
           "Homestead S-4")
 10.7      Amended and Restated Promissory Note, dated as of May 28,
           1996, by PTR Homestead Village Limited Partnership in favor of PTR (incorporated by reference to Exhibit 4.4 to the
           Homestead S-4)
 10.8      Protection of Business Agreement, dated as of October 17,
           1996, among Security Capital Atlantic Incorporated, PTR,
           Security Capital Group and Homestead (incorporated by Ref-
           erence to Exhibit 10.12 to PTR's Form 10-K for the year
           ended December 31, 1996)
 10.9      Investor and Registration Rights Agreement, dated as of Oc-
           tober 17, 1996, between Home-stead and PTR (incorporated by reference to Exhibit 10.13 to PTR's Form 10-K for the year ended December 31, 1996)
 10.10     Funding Commitment Agreement, dated as of October 17, 1996, between Homestead and PTR (incorporated by reference to Ex-
           hibit 10.14 to PTR's Form 10-K for the year ended December
           31, 1996)
 10.11     Administrative Services Agreement, dated as of September 9,
           1997, between PTR and Security Capital Group (incorporated by reference to Exhibit 10.5 to Security Capital Group's
           Form 10-Q for the quarter ended September 30, 1997)
 10.12     PTR 1998 Dividend Reinvestment and Share Purchase Plan (in-
           corporated by reference to the prospectus contained in
           PTR's Form S-3 Registration Statement No. 333-44639)
 12.1      Computation of Ratio of Earnings to Fixed Charges
 12.2      Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Share Dividends
 21        Subsidiaries of PTR
 23        Consent of KPMG Peat Marwick LLP
 24        Power of Attorney (included at page 85)
 27        Financial Data Schedule