Form 10-Q
period 1998-03-31
SECURITY CAPITAL PACIFIC TRUST
filed 1998-05-14
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _______________.

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


                            Yes    X      No ______
                                -------


     The number of shares outstanding of the Registrant's common stock as of May 8, 1998 was 95,100,540.

                        SECURITY CAPITAL PACIFIC TRUST

                                     INDEX


                                                                                           Page
                                                                                          Number
                                                                                        -----------
PART I.  Condensed Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets--March 31, 1998 (unaudited) and December 31, 1997.....     3

         Condensed Statements of Earnings--Three months ended March 31, 1998 and
           1997 (unaudited).............................................................     4

         Condensed Statement of Shareholders' Equity--Three months ended March 31, 1998
           (unaudited)..................................................................     5

         Condensed Statements of Cash Flows--Three months ended March 31, 1998
           and 1997 (unaudited).........................................................     6

         Notes to Condensed Financial Statements (unaudited)............................     7

         Independent Auditors' Review Report............................................    15


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................    16

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K...............................................    25


                         SECURITY CAPITAL PACIFIC TRUST
                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                ASSETS                                                March 31,    December 31,
                                                                                        1998           1997
                                                                                      ----------   ------------
                                                                                     (unaudited)
Real estate.........................................................................  $2,643,707    $2,604,919
Less accumulated depreciation.......................................................     139,918       129,718
                                                                                      ----------    ----------
                                                                                       2,503,789     2,475,201
Investment in Homestead convertible mortgages.......................................     279,544       272,556
Other mortgage notes receivable.....................................................      11,547        12,682
                                                                                      ----------    ----------
     Net investments................................................................   2,794,880     2,760,439
Cash and cash equivalents...........................................................       5,310         4,927

Accounts receivable and accrued interest............................................      12,450        11,544
Restricted cash in tax-deferred exchange escrow.....................................      15,287            --
Other assets........................................................................      36,223        28,776
                                                                                      ----------    ----------
     Total assets...................................................................  $2,864,150    $2,805,686
                                                                                      ==========    ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Credit facilities.................................................................  $  163,241    $  231,500
  Long-Term Debt....................................................................     755,000       630,000
  Mortgages payable.................................................................     261,865       265,652
  Distributions payable.............................................................          --        31,495
  Accounts payable..................................................................      35,245        35,352
  Accrued expenses and other liabilities............................................      65,821        71,251
                                                                                      ----------    ----------
     Total liabilities..............................................................   1,281,172     1,265,250
                                                                                      ----------    ----------
Shareholders' equity:
  Series A Preferred Shares (5,130,515 convertible shares in 1998 and
    5,408,393 in 1997; stated liquidation preference of $25 per share)..............     128,263       135,210
  Series B Preferred Shares (4,200,000 shares; stated liquidation
    Preference of $25 per share)....................................................     105,000       105,000
  Common Shares (93,001,444 shares in 1998 and 92,633,724 in 1997)..................      93,001        92,634
  Additional paid-in capital........................................................   1,275,223     1,268,741
  Employee share purchase notes.....................................................     (17,107)      (17,238)
  Unrealized holding gain on Homestead convertible mortgages........................      86,231        83,794
  Distributions in excess of net earnings...........................................     (87,633)     (127,705)
                                                                                      ----------    ----------
     Total shareholders' equity.....................................................   1,582,978     1,540,436
                                                                                      ----------    ----------
     Total liabilities and shareholders' equity.....................................  $2,864,150    $2,805,686
                                                                                      ==========    ==========

         The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                       CONDENSED STATEMENTS OF EARNINGS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                             -------------------
                                                               1998        1997
                                                             -------     -------
Revenues:
  Rental revenues......................................      $88,553     $79,950
  Interest income on Homestead convertible mortgages...        5,523       3,174
  Other income.........................................        1,535         370
                                                             -------     -------
                                                              95,611      83,494
                                                             -------     -------
Expenses:
  Rental expenses......................................       23,287      20,357
  Real estate taxes....................................        8,021       7,268
  Property management fees:
     Paid to affiliate.................................           --       2,690
     Paid to third parties.............................          113         260
  Depreciation on real estate investments..............       16,258      12,049
  Interest.............................................       15,623      13,961
  REIT management fee paid to affiliate................           --       4,617
  General and administrative...........................        1,868         272
  Administrative services provided by an affiliate.....          953          --
  Other................................................          189       1,744
                                                             -------     -------
                                                              66,312      63,218
                                                             -------     -------
Earnings from operations...............................       29,299      20,276
  Gains on dispositions of depreciated real estate,
    net................................................       15,484      25,335
                                                             -------     -------
Net earnings...........................................       44,783      45,611
  Less Preferred Share dividends.......................        4,712       5,035
                                                             -------     -------
Net earnings attributable to Common Shares.............      $40,071     $40,576
                                                             -------     -------
Weighted-average Common Shares outstanding - Basic.....       92,783      75,872
                                                             -------     -------
Weighted-average Common Shares outstanding - Diluted...       99,970      84,326
                                                             -------     -------
Net earnings and distributions paid per Common Share:
  Basic................................................      $  0.43     $  0.53
                                                             =======     =======
  Diluted..............................................      $  0.42     $  0.51
                                                             =======     =======
  Distributions paid...................................      $  0.34     $ 0.325
                                                             =======     =======

    The accompanying notes are an integral part of the condensed financial statements.

                         SECURITY CAPITAL PACIFIC TRUST

                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                       Three Months Ended March 31, 1998

                       (In thousands, except share data)
                                  (Unaudited)

                                       Shares of
                                      beneficial
                                    interest, $1.00
                                       par value
                               -------------------------
                                Series A      Series B                                      Unrealized
                                Preferred     Preferred                                       holding
                                Shares at     Shares at    Common                Employee     gain on
                                aggregate     aggregate    Shares   Additional    share      Homestead    Distributions
                               liquidation   liquidation   at par    paid-in     purchase   convertible   in excess of
                               preference    preference    value     capital      notes      mortgages    net earnings     Total
                               -----------   -----------   ------   ----------   --------   -----------   -------------  ----------
Balances at
 December 31, 1997..........    $135,210       $105,000    $92,634  $1,268,741   $(17,238)     $83,794      $(127,705)   $1,540,436
                                                                                                                         ----------
  Comprehensive income:
     Net earnings...........          --             --         --          --         --           --         44,783        44,783
     Preferred Share
      dividends paid........          --             --         --          --         --           --         (4,712)       (4,712)
     Other comprehensive
      income--change in
      unrealized holding
      gain on Homestead
      convertible mortgages.          --             --         --          --         --        2,437             --         2,437
                                                                                                                         ----------
  Comprehensive income
   attributable to Common
   Shares...................          --             --         --          --         --           --             --        42,508
                                                                                                                         ----------
  Net shares repurchased
   under Incentive Plan.....          --             --         (7)       (138)       131           --             --           (14)
  Accrued dividend
   equivalent units.........          --             --         --          47         --           --             --            47
  Conversion of 277,878
   Series A Preferred Shares
   into 374,249 Common
   Shares...................      (6,947)            --        374       6,573         --           --             --            --

  Other.....................          --             --         --          --         --           --              1             1
                                --------       --------    -------  ----------   --------      -------       --------    ----------
Balances at
 March 31, 1998.............    $128,263       $105,000    $93,001  $1,275,223   $(17,107)     $86,231       $(87,633)   $1,582,978
                                ========       ========    =======  ==========   ========      =======       ========    ==========

     The accompanying notes are an integral part of the condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    Three  Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     1998         1997
                                                                                   ---------    ---------
Operating activities:
  Net earnings..................................................................   $  44,783    $  45,611
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
      Depreciation and amortization.............................................      16,674       12,466
      Gains on dispositions of depreciated real estate, net.....................     (15,484)     (25,335)
      Provision for possible loss on real estate investments....................          --        1,500
  Change in accounts payable....................................................      (3,242)      (1,321)
  Change in accrued expenses and other liabilities..............................      (5,430)      (5,010)
  Change in other operating assets..............................................      (2,767)      (5,186)
                                                                                   ---------    ---------
      Net cash flow provided by operating activities............................      34,534       22,725
                                                                                   ---------    ---------
Investing activities:
  Real estate investments.......................................................    (117,613)    (177,877)
  Change in tax-deferred exchange escrow........................................     (15,287)     (58,958)
  Funding of Homestead convertible mortgages....................................      (4,000)     (16,250)
  Advances on other mortgage notes receivable...................................          --         (100)
  Principal repayments on other mortgage notes receivable.......................       1,135           88
  Proceeds from dispositions, net of closing costs..............................      99,538      139,062
                                                                                   ---------    ---------
      Net cash flow used in investing activities................................     (36,227)    (114,035)
                                                                                   ---------    ---------
Financing activities:
  Proceeds from Long-Term Debt..................................................     125,000       50,000
  Debt issuance costs incurred..................................................      (6,589)        (218)
  Principal prepayment of mortgages payable.....................................     (11,100)      (9,534)
  Regularly scheduled principal payments on mortgages payable...................        (840)        (603)
  Proceeds from credit facilities...............................................     192,094      248,808
  Principal payments on credit facilities.......................................    (260,353)    (165,143)
  Cash distributions paid on Common Shares......................................     (31,495)     (24,712)
  Cash dividends paid on Preferred Shares.......................................      (4,712)      (5,035)
  Other.........................................................................          71           87
                                                                                   ---------    ---------
      Net cash flow provided by financing activities............................       2,076       93,650
                                                                                   ---------    ---------
Net change in cash and cash equivalents.........................................         383        2,340
Cash and cash equivalents at beginning of period................................       4,927        5,601
                                                                                   ---------    ---------
Cash and cash equivalents at end of period......................................   $   5,310    $   7,941
                                                                                   =========    =========
Non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of multifamily communities......   $   8,153    $  23,527
  Series A Preferred Shares converted to Common Shares..........................   $   6,947    $  10,374
  Change in unrealized holding gain on Homestead convertible mortgages..........   $   2,437    $   1,037

              The accompanying notes are an integral part of the
                        condensed financial statements.

                        SECURITY CAPITAL PACIFIC TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                            March 31, 1998 and 1997
                                  (Unaudited)

(1) General

     The condensed financial statements of SECURITY CAPITAL PACIFIC TRUST ("PTR") are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of PTR believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1997 Annual Report on Form 10-K ("1997 Form 10-K").

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of PTR's financial statements for the interim periods presented. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the entire year.

     The accounts of PTR and its controlled subsidiaries are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Reclassifications

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

  New Accounting Rules

     In March 1998, a new accounting rule was issued requiring that internal costs incurred in connection with the acquisition of operating communities be expensed as incurred. The new rule, which is to be applied prospectively from the date of issuance, is not expected to have a material impact on PTR's financial position or results of operations.

     In April 1998, new accounting rules were issued requiring that costs associated with start-up activities, such as the opening of a new business or division, be expensed as incurred. The new rules, which become effective January 1, 1999, are not expected to have a material impact on PTR's financial position or results of operations.

  Per Share Data

     Following is a reconciliation of the numerator and denominator used to compute basic net earnings per Common Share to that used to compute diluted net earnings per Common Share, for the periods indicated (in thousands, except per share amounts):

                        SECURITY CAPITAL PACIFIC TRUST

                                                                                Three  Months Ended
                                                                                    March 31,
                                                                                -------------------
                                                                                 1998        1997
                                                                                -------     -------
Reconciliation of numerator between basic and diluted net earnings per
  Common Share:
Net earnings attributable to Common Shares - Basic..........................    $40,071     $40,576
  Dividends on  Series A Preferred Shares...................................      2,370       2,673
                                                                                -------     -------
Net earnings attributable to Common Shares - Diluted........................    $42,441     $43,249
                                                                                =======     =======
Reconciliation of denominator between basic and diluted net earnings per
  Common Share:
Weighted-average number of Common Shares outstanding - Basic................     92,783      75,872
  Assumed conversion of Series A Preferred Shares into Common Shares........      7,056       8,389
  Incremental options outstanding...........................................        131          65
                                                                                -------     -------
Weighted-average number of Common Shares outstanding - Diluted..............     99,970      84,326
                                                                                =======     =======
Net earnings per Common Share - Basic.......................................    $  0.43     $  0.53
                                                                                =======     =======
Net earnings per Common Share - Diluted.....................................    $  0.42     $  0.51
                                                                                =======     =======


(2) Proposed Merger Transaction

     On April 2, 1998, PTR announced its agreement to merge with Security Capital Atlantic Incorporated ("ATLANTIC") (NYSE: SCA), a multifamily real estate investment trust ("REIT") currently operating primarily in the southeastern United States. Pursuant to the merger transaction (the "Merger"), ATLANTIC will be merged with and into PTR, which will continue its existence under the name "Archstone Communities Trust" ("ARCHSTONE") and will be traded on the New York Stock Exchange ("NYSE") under the symbol "ASN". In accordance with the terms of the Merger, each outstanding ATLANTIC common share will be converted into the right to receive one PTR common share of beneficial interest, par value $1.00 per share ("Common Share") and each outstanding ATLANTIC Series A preferred share will be converted into the right to receive one comparable share of a new class of PTR Series C preferred shares. In addition, PTR will assume all of ATLANTIC's debt and other liabilities upon consummation of the Merger which aggregated $595.0 million as of March 31, 1998. The Merger has been structured as a tax-free merger and will be accounted for under the purchase method.

     The Board of Trustees (the "Board") approved the Merger based upon the recommendation of a special committee comprised of independent PTR Trustees. The recommendation of the special committee was based in part upon an opinion obtained from a financial advisor regarding the fairness, from a financial point of view, of the exchange ratio to PTR and the holders of PTR Common Shares other than Security Capital Group Incorporated ("Security Capital"). The Merger, which is expected to be completed by August 1998, is subject to the approval of shareholders of both companies (a two-thirds majority of PTR's outstanding Common Shares and a majority of ATLANTIC's outstanding common shares) and satisfaction of certain other conditions. PTR filed a registration statement and joint proxy statement with the Securities and Exchange Commission ("SEC") on April 28, 1998, relating to the following matters: (i) the proposed Merger of ATLANTIC with and into PTR; (ii) a proposal to adopt an amended and restated declaration of trust of PTR which, among other things, would change PTR's name to "Archstone Communities Trust" and increase the authorized shares from 150,000,000 to 250,000,000; and (iii) a proposal to increase the number of PTR Common Shares available for award under the PTR 1997 Long-Term Incentive Plan (the "Incentive Plan") and the PTR 1996 Share Option Plan for Outside Trustees in an amount equal to the number of shares authorized under the corresponding ATLANTIC option plans. The registration statement has not been declared effective.

                        SECURITY CAPITAL PACIFIC TRUST

     Security Capital, which at March 31, 1998 owned 33.0% and 49.9% of the outstanding PTR Common Shares and ATLANTIC common shares, respectively, has agreed to vote all of its PTR Common Shares and ATLANTIC common shares in favor of the Merger, subject to certain conditions. If the Merger is consummated, Security Capital will own approximately 38.7% (based on March 31, 1998 information) of ARCHSTONE's common stock and will be ARCHSTONE's largest shareholder.

     As part of the Merger, PTR distributions would be adjusted following the close of the transaction to an annualized level of $1.42 per Common Share, an increase of 4.4% from PTR's current annual distribution level of $1.36 per Common Share.

(3) Real Estate

  Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                          March 31, 1998            December 31, 1997
                                                      ----------------------      ----------------------
                                                      Investment      Units       Investment      Units
                                                      ----------      ------      ----------      ------
Multifamily:
  Operating communities...........................    $2,235,600      42,859      $2,237,789      43,465
  Communities under construction (1)..............       258,322       5,887         232,770       5,545
  Development communities In Planning (1) (2):
    Owned.........................................        99,910       5,060          80,781       4,468
    Under Control (2) (3).........................            --       5,291              --       6,090
                                                      ----------      ------      ----------      ------
      Total development communities In Planning...        99,910      10,351          80,781      10,558
Other land held...................................        27,005          --          27,517          --
                                                      ----------      ------      ----------      ------
      Total multifamily...........................     2,620,837      59,097       2,578,857      59,568
                                                                      ======                      ======
Non-multifamily...................................        22,870                      26,062
                                                      ----------                  ----------
      Total real estate...........................    $2,643,707                  $2,604,919
                                                      ==========                  ==========

----------------
(1) Unit information is based on management's estimates and has not been audited or reviewed by PTR's independent auditors.

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

(3) PTR's investment as of March 31, 1998 and December 31, 1997 for developments Under Control was $3.1 million and $3.8 million, respectively, and is reflected in the "Other assets" caption of PTR's balance sheets.

                        SECURITY CAPITAL PACIFIC TRUST

     The change in investments in real estate, at cost, consisted of the following (in thousands):

      Balance at January 1, 1998.................................... $2,604,919
                                                                     ----------
      Multifamily:
        Acquisition and renovation expenditures....................      39,863
        Development expenditures, excluding land acquisitions......      58,442
        Acquisition and improvement of land for development........      29,121
        Recurring capital expenditures.............................         999
        Dispositions...............................................     (84,297)
                                                                     ----------
      Net multifamily activity......................................     44,128
      Non-multifamily dispositions, including land..................     (5,340)
                                                                     ----------
      Balance at March 31, 1998..................................... $2,643,707
                                                                     ==========

     At March 31, 1998, PTR had unfunded multifamily construction and rehabilitation commitments aggregating approximately $230.7 million.


(4) Homestead Convertible Mortgages

     During the three month period ended March 31, 1998, PTR funded an additional $4.0 million under its $198.8 million commitment to provide development funding to Homestead in the form of convertible mortgage notes, resulting in a total amount funded of $190.9 million as of March 31, 1998. Following is a reconciliation of the Homestead convertible mortgages' components to the amount reflected in the accompanying condensed balance sheet (in thousands):

                                                         March 31,
                                                           1998
                                                         ---------
     Face amount of Homestead convertible mortgages....  $212,545
     Original issue discount...........................   (21,607)
                                                         --------
     Amount funded.....................................   190,938
     Amortization of original issue discount...........     1,426
     Conversion feature-initial value..................    14,971
     Unamortized discount on conversion feature........   (14,022)
     Fair value adjustment.............................    86,231
                                                         --------
     Carrying value and fair value.....................  $279,544
                                                         ========

     The Homestead convertible mortgages are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. The difference between the fair value of the Homestead convertible mortgages (assuming conversion), as calculated based upon the trading price of Homestead's common stock on the American Stock Exchange at March 31, 1998 ($15.125), and the amortized cost of the Homestead convertible mortgages, is reflected as an additional component of the Homestead convertible mortgages balance and as an unrealized holding gain in shareholders' equity. The unrealized holding gain aggregated $86.2 million as of March 31, 1998.

                        SECURITY CAPITAL PACIFIC TRUST

(5)  Borrowings

  Credit Facilities

     PTR has a $350 million unsecured revolving line of credit with a group of financial institutions led by Chase Bank of Texas, National Association ("Chase") (collectively the "Lenders"). The line matures in August 1999 and may be extended annually for an additional year with the approval of the Lenders. The line of credit bears interest at the greater of prime (8.5% at March 31, 1998) or the federal funds rate plus 0.50%, or at PTR's option, LIBOR (5.6875% at March 31, 1998) plus 0.75%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.50% based upon the rating of PTR's long-term unsecured senior notes ("Long-Term Debt"). Additionally, there is a commitment fee on the average unfunded line of credit balance. The commitment fee was $50,000 and $75,000 for the three months ended March 31, 1998 and 1997, respectively.

     A summary of PTR's line of credit borrowings is as follows (dollars in thousands):


                                                                         Three Months Ended      Year Ended
                                                                           March 31, 1998     December 31, 1997
                                                                         ------------------   -----------------

          Total line of credit.........................................       $350,000            $350,000
          Borrowings outstanding at end of period......................        150,000             223,500
          Weighted-average daily borrowings............................        198,429             121,038
          Weighted-average daily nominal interest rate.................            6.6%                6.7%
          Weighted-average daily effective interest rate...............            7.4%                8.4%
          Weighted-average nominal interest rate at end of period......            6.4%                6.9%

     On September 9, 1996, PTR entered into a short-term, unsecured, borrowing agreement with Chase. The loan matures March 19, 1999 and bears interest at an overnight rate which ranged from 6.00% to 7.13% during the three months ended March 31, 1998. At March 31, 1998, there was $13.2 million outstanding under this agreement.

Long-Term Debt

     PTR has issued Long-Term Debt which bears interest at fixed rates, payable semi-annually, including $125 million of 7.20% Notes (the "7.20% Notes") issued on March 6, 1998 which proceeds were used to pay down balances on PTR's credit facilities. The 7.20% Notes pay interest semi-annually on March 1 and September 1 of each year through March 1, 2013. Annual principal installments of $25 million commence on March 1, 2009.

     The following table summarizes the Long-Term Debt as of March 31, 1998:

                                      Issuance                  Average Effective
                                        and                       Interest Rate,      Average
                                    Outstanding      Average    including offering    Original
                                     Principal       Coupon       discounts and         Life
        Date of Issuance               Amount         Rate        issuance costs      (Years)
---------------------------------   ------------    -------    ------------------    --------
March 6, 1998....................   $125 million     7.200%           7.864%          13.00
March 31, 1997...................     50 million     7.905            7.850           16.00
October 21, 1996.................    130 million     7.350            7.500            6.85
August 6, 1996...................    100 million     7.840            7.950           15.60
February 23, 1996................    150 million     7.710            7.840           15.50
February 8, 1994.................    200 million     7.240            7.370           14.25
                                    ------------    -------    ------------------    --------
Grand Total/Average..............   $755 million     7.469%           7.670%          13.31
                                    ------------    -------    ------------------    --------

                        SECURITY CAPITAL PACIFIC TRUST

Mortgages Payable

     Mortgages payable at March 31, 1998 consisted of the following (dollar amounts in thousands):

                                             Effective    Principal         Principal
                                             Interest     Balance at       Balance at
              Type of Mortgage               Rate (1)   March 31, 1998  December 31, 1997
-------------------------------------------- ---------  --------------  -----------------
     Conventional fixed rate................   8.04%    $      151,480  $         143,963
     Tax-exempt fixed rate (2)..............   6.63             46,170             46,298
     Tax-exempt floating rate (2)...........   4.52             57,340             68,440
     Combined (3)...........................   8.84              5,778              5,794
     Other..................................   5.05              1,097              1,157
                                             ---------  --------------  -----------------
          Total/average mortgage debt.......   7.03%    $      261,865  $         265,652
                                             =========  ==============  =================


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

     The changes in mortgages payable during the three months ended March 31, 1998 consisted of the following (in thousands):

     Balance at January 1, 1998....................................  $  265,652
     Mortgage notes assumed........................................       8,153
     Principal payments, including prepayment upon
       community dispositions......................................     (11,940)
                                                                     ----------
     Balance at March 31, 1998.....................................  $  261,865
                                                                     ==========

                        SECURITY CAPITAL PACIFIC TRUST

Scheduled Debt Maturities


     Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter, as of March 31, 1998, are as follows (in thousands):


                                    Credit       Long-Term
                                  Facilities       Debt        Mortgages       Total
                                  ----------     ---------     ---------    -----------
               1998............   $   13,241     $      --     $  28,346    $    41,587
               1999............      150,000        30,000         9,244        189,244
               2000............           --            --        30,901         30,901
               2001............           --        12,500        24,740         37,240
               2002............           --        32,500        18,317         50,817
               2003............           --        38,750         3,171         41,921
               2004............           --        38,750         3,025         41,775
               2005............           --        38,750        13,269         52,019
               2006............           --        38,750         9,918         48,668
               2007............           --        38,750         4,064         42,814
               2008............           --        38,750        20,076         58,826
               2009............           --        61,250         2,897         64,147
               2010............           --        63,750         6,298         70,048
               2011............           --        50,000         3,307         53,307
               2012............           --        55,000         3,298         58,298
               2013............           --        60,000         3,349         63,349
               2014............           --        42,500        16,453         58,953
               2015............           --        40,000        24,592         64,592
               2016............           --        45,000         3,106         48,106
               2017............           --        30,000         3,350         33,350
                  Thereafter...           --            --        30,144         30,144
                                  ----------     ---------     ---------    -----------
                  Total........   $  163,241     $ 755,000     $ 261,865    $ 1,180,106
                                  ==========     =========     =========    ===========

  General

     PTR's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. PTR was in compliance with all debt covenants at March 31, 1998.

     Interest paid on all borrowings for the three months ended March 31, 1998 was $19.5 million, net of $5.2 million of interest capitalized during construction. Interest paid on all borrowings for the three months ended March 31, 1997 was $18.9 million, net of $4.4 million of interest capitalized during construction.

     Amortization of loan costs included in interest expense for the three months ended March 31, 1998 and 1997 was $859,000 and $729,000, respectively.

                         SECURITY CAPITAL PACIFIC TRUST

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Concluded)


(6) Cash Distributions

     PTR paid the first quarter 1998 distribution of $0.34 per Common Share on February 25, 1998. On April 29, 1998, the Board declared a cash distribution of $0.34 per Common Share, payable on May 28, 1998, to shareholders of record on May 14, 1998. On March 31, 1998, PTR paid quarterly dividends of $0.4579 per PTR Series A cumulative convertible preferred shares of beneficial interest (the "Series A Preferred Shares") and $0.5625 per Series B cumulative redeemable preferred shares of beneficial interest (the "Series B Preferred Shares") (collectively the "Preferred Shares").

(7) Shareholders' Equity

     On December 15, 1997, PTR filed a $400 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $170.9 million. As a result of this filing, PTR can issue securities in the form of Long-Term Debt, Common Shares and preferred shares on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms.

     On April 23, 1998, PTR sold 2,049,587 Common Shares at $22.6875 per share in an underwritten public offering. The net proceeds of $44.0 million (net of underwriting discount and offering costs) were used to repay borrowings under PTR's credit facilities.

     After giving effect to the April 23, 1998 Common Share offering and the $125 million in Long-Term Debt issued March 6, 1998, PTR has approximately $399.4 million in shelf-registered securities available for issuance.

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Trustees and Shareholders
SECURITY CAPITAL PACIFIC TRUST:



     We have reviewed the accompanying condensed balance sheet of SECURITY CAPITAL PACIFIC TRUST as of March 31, 1998, the related condensed statements of earnings and cash flows for the three month periods ended March 31, 1998 and 1997, and the statement of shareholders' equity for the three month period ended March 31, 1998. These condensed financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of SECURITY CAPITAL PACIFIC TRUST as of December 31, 1997, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 1998, except as to Note 13, which is as of March 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                       KPMG Peat Marwick LLP


Chicago, Illinois
April 23, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with PTR's 1997 Form 10-K as well as the financial statements and notes included in Item 1 of this report. See PTR's 1997 Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.

Proposed Merger Transaction

     On April 2, 1998, PTR announced its agreement to merge with ATLANTIC (NYSE:
SCA), a multifamily REIT currently operating primarily in the southeastern United States. Pursuant to the Merger, ATLANTIC will be merged with and into PTR, which will continue its existence under the name "Archstone Communities Trust" and will be traded on the NYSE under the symbol "ASN". In accordance with the terms of the Merger, each outstanding ATLANTIC common share will be converted into the right to receive one PTR Common Share and each outstanding ATLANTIC Series A preferred share will be converted into the right to receive one comparable share of a new class of PTR Series C preferred shares. In addition, PTR will assume all of ATLANTIC's debt and other liabilities upon consummation of the Merger which aggregated $595.0 million as of March 31, 1998. Management anticipates replacement of the existing PTR and ATLANTIC lines of credit with a combined facility to enable ARCHSTONE to efficiently respond to market opportunities. The new credit facility is expected to be in place by the Merger date. The Merger has been structured as a tax-free merger and will be accounted for under the purchase method.

     The Board approved the Merger based upon the recommendation of a special committee comprised of independent PTR Trustees. The recommendation of the special committee was based in part upon an opinion obtained from a financial advisor regarding the fairness, from a financial point of view, of the exchange ratio to PTR and the holders of PTR Common Shares other than Security Capital. The Merger, which is expected to be completed by August 1998, is subject to the approval of shareholders of both companies (a two-thirds majority of PTR's outstanding Common Shares and a majority of ATLANTIC's outstanding common shares) and satisfaction of certain other conditions. PTR filed a registration statement and joint proxy statement with the SEC on April 28, 1998, relating to the following matters: (i) the proposed Merger of ATLANTIC with and into PTR;
(ii) a proposal to adopt an amended and restated declaration of trust of PTR which, among other things, would change PTR's name to "Archstone Communities Trust" and increase the authorized shares from 150,000,000 to 250,000,000; and
(iii) a proposal to increase the number of PTR Common Shares available for award under the Incentive Plan and the PTR 1996 Share Option Plan for Outside Trustees in an amount equal to the number of shares authorized under the corresponding ATLANTIC option plans. The registration statement has not been declared effective.

     Security Capital, which at March 31, 1998 owned 33.0% and 49.9% of the outstanding PTR Common Shares and ATLANTIC common shares, respectively, has agreed to vote all of its PTR Common Shares and ATLANTIC common shares in favor of the Merger, subject to certain conditions. If the Merger is consummated, Security Capital will own approximately 38.7% (based on March 31, 1998 information) of ARCHSTONE's common stock and will be ARCHSTONE's largest shareholder.

     As part of the Merger, PTR distributions would be adjusted following the close of the transaction to an annualized level of $1.42 per Common Share, an increase of 4.4% from PTR's current annual distribution level of $1.36 per Common Share.

     Based upon the multifamily portfolios of PTR and ATLANTIC at March 31, 1998 and assuming consummation of the Merger, ARCHSTONE would have 307 multifamily communities, consisting of 91,201 units in 19 states and Washington, D.C., including 26,161 units under construction or In Planning (including 25 communities aggregating 7,875 units that are Under Control but not owned as of March 31, 1998). Additionally, ARCHSTONE's total market capitalization would be approximately $5.3 billion.

Overview

 General


     PTR's results of operations, financial position and liquidity have been influenced primarily by the operations of and investments made in PTR's multifamily communities. Following is an overview of PTR's multifamily portfolio and related investment activity as of and for the three months ended March 31, 1998 (dollar amounts in thousands):


                                                                          Three Months
                                                                              Ended
                                                                         March 31, 1998
                                                                       ------------------
          Operating Communities:
                  Communities....................................                138
                  Units..........................................             42,859
                  Total expected investment (1)..................         $2,296,990
          Communities Under Construction:
             Starts During Period:
                  Communities....................................                  3
                  Units..........................................              1,040
                  Total expected investment (1)..................         $   94,312
             Completions During Period:
                  Communities....................................                  3
                  Units..........................................                698
                  Total expected investment (1)..................         $   41,261
             Stabilizations During Period:
                  Communities....................................                  5
                  Units..........................................              1,622
                  Total expected investment (1)..................         $   92,173
             Under Construction at End of Period:
                  Communities....................................                 18
                  Units..........................................              5,887
                  Total expected investment (1)..................         $  473,656
                  Investment to date.............................         $  258,322
             Development Expenditures During Period..............         $   58,442
          Acquisitions:
                  Communities....................................                  3
                  Units..........................................                568
                  Total expected investment (1)..................         $   36,215
          Dispositions:
                  Communities....................................                  5
                  Units..........................................              1,872
                  Gross sales proceeds...........................         $  101,109
                  Gains (2)......................................         $   15,484

---------
(1) For community developments, represents total budgeted land and development costs; for operating communities, represents costs plus budgeted expenditures, including planned rehabilitation costs needed to conform to or maintain the community at PTR's standards.
(2) Includes the disposition of a non-multifamily operating property with a gain of $1,057,020.

Current Development Activity

     The following table summarizes PTR's development communities under construction as of March 31, 1998 (dollar amounts in thousands):


                                                                                       Actual or          Expected
                                                      Total           Start        Expected Date for   Stabilization
                        Number of       PTR          Expected          Date           First Units           Date         Percentage
                          Units      Investment   Investment (1)  (Quarter/Year)  (Quarter/Year) (2)   (Quarter/Year)    Leased (3)
                        ---------    ----------   --------------  --------------  ------------------   --------------    ----------
COMMUNITIES UNDER
CONSTRUCTION:
Central Region:
Denver, Colorado:

    Dutch Creek.......     480        $ 2,506        $35,541           Q1/98             Q1/99              Q4/00           n/a

    Legacy Heights....     384         19,843         23,139           Q2/97             Q1/98              Q3/98          55.5%
                         -----       --------       --------
      Total Denver....     864         22,349         58,680
                         -----       --------       --------
Houston, Texas:

    Oaks at Medical
     Center II........     318          7,181         20,229           Q4/97             Q4/98              Q3/99           n/a
                         -----       --------       --------
Kansas City, Kansas:

    119th & Quiviara..     220          2,256         15,809           Q1/98             Q1/99              Q1/00           n/a
                         -----       --------       --------
    Total Central
     Region...........   1,402         31,786         94,718
                         -----       --------       --------

Northwest Region:

Portland, Oregon:

    Arbor Heights.....     348         23,115         23,368           Q2/96             Q3/97              Q3/98          75.6%

    Hedges Green......     408         18,034         27,720           Q2/97             Q2/98              Q2/99           n/a
                         -----       --------       --------
  Total Portland......     756         41,149         51,088
                         -----       --------       --------
Salt Lake City,
 Utah:

    Fairstone at
     Riverview........     492         31,293         32,675           Q2/96             Q2/97              Q2/98          93.5%
                         -----       --------       --------
Seattle, Washington:

    Forestview........     192         12,537         15,577           Q2/97             Q2/98              Q1/99           n/a

    Stonemeadow
     Farms............     280         14,814         22,111           Q2/97             Q2/98              Q1/99           n/a
                         -----       --------       --------
  Total Seattle.......     472         27,351         37,688
                         -----       --------       --------
    Total Northwest
     Region...........   1,720         99,793        121,451
                         -----       --------       --------

West Region:

Orange County,
 California:

    Las Flores
     Apartment Homes..     504         32,447         44,767           Q4/96             Q2/98              Q2/99           n/a

    Sorrento..........     241         18,237         21,997           Q2/97             Q2/98              Q4/98           n/a
                         -----       --------       --------
  Total Orange
   County.............     745         50,684         66,764
                         -----       --------       --------
Phoenix, Arizona:

    Arrowhead I.......     272         15,623         18,805           Q3/96             Q1/98              Q4/98           5.2%

    San Marbeya.......     404          8,084         28,246           Q4/97             Q4/98              Q1/00           n/a

    San Valiente II...     228          4,010         13,531           Q4/97             Q4/98              Q4/99           n/a
                         -----       --------       --------
  Total Phoenix.......     904         27,717         60,582
                         -----       --------       --------
Reno, Nevada:

    Meadowview I......     228         14,885         15,348           Q2/97             Q2/98              Q4/98           n/a
                         -----       --------       --------
San Diego,
 California:

    Torrey Hills......     340         11,443         42,963           Q1/98             Q2/99              Q2/00           n/a
                         -----       --------       --------
San Francisco (Bay
 Area), California:

    Villas at Santa
     Rita.............     324         13,825         45,152           Q4/97             Q1/99              Q1/00           n/a

    Monterrey Road....     224          8,189         26,678           Q4/97             Q1/99              Q4/99           n/a
                         -----       --------       --------
  Total San
   Francisco (Bay
   Area)..............     548         22,014         71,830
                         -----       --------       --------
    Total West
     Region...........   2,765        126,743        257,487
                         -----       --------       --------
     Total
      Communities
       Under
        Construction..   5,887       $258,322       $473,656
                         =====       ========       ========

(1)  Represents total budgeted land and development costs.

(2) Represents the quarter that the first completed units were made available for leasing (or are expected to be made available). PTR begins leasing completed units prior to completion of the entire community.

(3) The percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of March 31, 1998. An "n/a" indicates the communities where lease-up has not yet commenced.


     See PTR's 1997 Form 10-K for a discussion of various risks associated with PTR's development and construction activities.

Recent Acquisitions

     In addition to its development activity, during the three month period ended March 31, 1998, PTR completed the acquisition of three operating multifamily communities (568 units) in Seattle, Washington and Salt Lake City, Utah at a total expected investment of $36.2 million.

     See PTR's 1997 Form 10-K for a discussion of various risks associated with PTR's acquisition activities.

Results of Operations

Three months ended March 31, 1998 Compared to March 31, 1997

     Net earnings for the three months ended March 31, 1998 and 1997 were $44.8 million and $45.6 million, respectively, a decrease of $0.8 million (1.8%).
This decrease resulted primarily from a $9.9 million decrease in net gains on dispositions of depreciated real estate, partially offset by increased earnings from multifamily communities, primarily in California, the Pacific Northwest and Salt Lake City ("West Coast Markets"). A discussion of the major components of PTR's results of operations follows.

Property Operations

     At March 31, 1998 and 1997, multifamily investments comprised over 99% of PTR's total real estate portfolio, based on total expected investment. The following table summarizes the net operating income generated from property operations for each period (in thousands):


                                                      Three Months Ended March 31,
                                                      ----------------------------   Increase /
                                                       1998                 1997     (decrease)
                                                      -------              -------   ----------
Rental revenues...............................        $88,553              $79,950     $8,603
                                                      -------              -------     ------
Property operating expenses:
   Rental expenses............................         23,287               20,357      2,930
   Real estate taxes..........................          8,021                7,268        753
   Property management fees...................            113                2,950     (2,837)
                                                      -------              -------     ------
     Total property operating expenses.......          31,421               30,575        846
                                                      -------              -------     ------
Net operating income..........................        $57,132              $49,375     $7,757
                                                      =======              =======     ======
Operating margin (net operating
 income/rental revenues)......................           64.5%                61.8%       2.7%
                                                      =======              =======     ======

     The increases in rental revenues and property operating expenses in each period are primarily a result of net increases in the number of multifamily operating units resulting from PTR's substantial acquisition and development activity and rental rate increases. Management has focused its investment emphasis primarily on key West Coast Markets which are believed to have higher growth potential, while reducing investments in certain other markets within PTR's geography having less attractive growth prospects. A portion of the increase in revenues and expenses is attributable to the greater emphasis in the West Coast Markets since these markets are generally characterized by higher per unit rental rates and, to a lesser extent, higher per unit operating costs. The positive impact of PTR's investment strategy and customer-focused property management program is reflected in an improving operating margin which has grown from 61.8% during the three months ended March 31, 1997 to 64.5% during the three months ended March 31, 1998. The higher profitability during the three months ended March 31, 1998 is partially attributable to PTR's acquisition of SCG Realty Services, Incorporated (the "Property Manager") on September 9, 1997. After that date, PTR directly incurred personnel and other costs related to property management-related overhead, in lieu of paying a property management fee to Security Capital, which resulted in a reduction of property management fees during the three months ended March 31, 1998, partially offset by a corresponding increase in rental expenses.

     PTR categorizes operating multifamily communities (which include all completed revenue-generating communities) as either "stabilized" or "pre-stabilized." The term "stabilized" means that renovation, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major rehabilitations) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". Approximately 85.2% and 73.3% of PTR's operating multifamily portfolio was classified as stabilized as of March 31, 1998 and 1997, respectively, based on total expected investment.

Analysis of Same Store Community Results

     The results of PTR's operating communities which were fully operating on January 1, 1997 ("Same Store Communities") continue to strengthen as a result of PTR's continued emphasis on customer-focused operations, combined with improving economic fundamentals in its markets. Following is a summary of Same Store Community results comparing the first quarter of 1998 to the first quarter of 1997 (dollars in thousands):

                                                                                  Three months ended
                                                                                March 31, 1998 vs. 1997
                                                                                -----------------------
          Collections growth.................................................                4.56%
          Property operating expense growth..................................                3.56%
          Net operating income growth........................................                5.18%
          Number of units in Same Store Communities..........................              31,010
          Total expected investment of Same Store Communities................          $1,454,993

     Homestead Interest and Homestead Convertible Mortgages

     Through March 31, 1998, PTR had funded $190.9 million of its $198.8 million Homestead funding commitment, of which $4.0 million was funded during the three months ended March 31, 1998. This leaves a remaining commitment under the funding agreement of approximately $7.9 million, which management anticipates will be funded during May 1998.

     During the three months ended March 31, 1998 and 1997, PTR recorded $5.5 million and $3.2 million in interest income, respectively ($5.1 million and $2.9 million, respectively for purposes of calculating funds from operations) from the Homestead convertible mortgages. The increase is a direct result of higher average outstanding note balances during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. PTR deducts from net earnings the interest income related to the amortization of the conversion discount and warrant-related deferred revenue in calculating funds from operations.

     Upon full funding, PTR will have funded $198.8 million in exchange for Homestead convertible mortgages having a face amount of $221.3 million. The Homestead convertible mortgages are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately
19.2 million shares of Homestead common stock at full funding. Under these assumptions and using the trading price of Homestead common stock at March 31, 1998 of $15.125, PTR's ownership would result in the following incremental value per PTR Common Share at March 31, 1998 (in thousands, except per share amounts):

          Homestead common stock price........................................  $15.125
          Conversion price....................................................   11.500
                                                                                -------
          Incremental value per share of Homestead common stock...............  $ 3.625
          Shares of Homestead common stock upon conversion (at full funding)..   19,246
                                                                                -------
          Total incremental value from conversion.............................  $69,767
          PTR Common Shares outstanding.......................................   93,001
                                                                                -------
          Assumed incremental value per PTR Common Share......................  $  0.75
                                                                                =======

  Depreciation Expense

     The increase in depreciation expense resulted primarily from the increase in the number and cost basis of operating communities, partially offset by dispositions.

  Interest Expense

     The following table summarizes PTR's interest expense (in thousands):

                                                                  Three Months          Three Months
                                                                     Ended                 Ended
                                                                 March 31, 1998        March 31, 1997
                                                                 --------------        --------------
     Credit facilities.................................              $ 3,893               $ 3,548

     Long-Term Debt....................................               12,248                10,718

     Mortgages payable.................................                4,696                 4,122

     Capitalized interest..............................               (5,214)               (4,427)
                                                                 --------------        --------------
          Total interest expense.......................              $15,623               $13,961
                                                                 ==============        ==============

     The increase in interest expense on PTR's credit facilities resulted primarily from higher average outstanding balances. Average borrowings on the line of credit were approximately $198.4 million during the three months ended March 31, 1998, as compared to average borrowings of approximately $151.6 million for the same period in 1997.

     Long-Term Debt interest expense increased due primarily to the issuance of $50 million of Long-Term Debt in March 1997 and $125 million of Long-Term Debt in March 1998.

     Mortgage interest expense increased as a result of additional weighted-average debt outstanding due to mortgage assumptions related to community acquisitions which were partially offset by prepayments during the three months ended March 31, 1998 and 1997. The increase in interest costs was partially offset by an increase in capitalized interest which was primarily attributable to higher levels of multifamily development activity for the three months ended March 31, 1998 as compared to the same period in 1997.

  Administrative Expenses

     PTR's overall administrative expenses (REIT management fee paid to affiliate, general and administrative and administrative services provided by an affiliate) of $2.8 million during the three months ended March 31, 1998 compares favorably to the $4.9 million expensed during the three months ended March 31, 1997. PTR did not pay a REIT management fee during the three months ended March 31, 1998 due to the termination of the REIT management agreement upon the internalization of PTR's management companies which occurred on September 9, 1997. General and administrative expenses increased primarily because PTR now incurs actual personnel and other operating costs associated with the REIT management function, a portion of which is capitalized, in lieu of paying a REIT management fee to Security Capital. The increase in administrative services provided by an affiliate is attributable to the administrative services agreement with Security Capital which was entered into on September 9, 1997, upon closing of the transaction described above.

  Gains on Dispositions of Depreciated Real Estate

     During the three months ended March 31, 1998, PTR disposed of five multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $101.1 million. As of March 31, 1998, PTR held a portion of the 1998 disposition proceeds aggregating $15.3 million in an interest bearing escrow account, pending acquisition of other multifamily communities to complete a tax-deferred exchange. PTR disposed of 12 multifamily communities and one industrial building representing gross proceeds of $142.1 million during the three months ended March 31, 1997. For federal income tax purposes, the dispositions were generally structured as tax-deferred exchanges, which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $15.5 million and $25.3 million, were recorded for the three months ended March 31, 1998 and 1997, respectively.

     Two parcels of land having an aggregate carrying value of $8.7 million were held for disposition as of March 31, 1998. Subject to normal closing risks, PTR expects to complete the disposition of these properties and redeploy the net proceeds through tax-deferred exchanges, into the acquisition of multifamily communities.

Liquidity and Capital Resources

     PTR considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be sufficient to meet all of its cash flow requirements for the foreseeable future.

  Operating Activities

     Net cash flow provided by operating activities increased by $11.8 million (52.0%) for the three months ended March 31, 1998 as compared to the same period in 1997. This increase was due primarily to increased cash generated by multifamily communities.

  Investing and Financing Activities

     During the three months ended March 31, 1998 and 1997, PTR invested cash of $117.6 million and $177.9 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "-Overview" above. The $117.6 million invested in real estate and $4.0 million in fundings of Homestead convertible mortgages during the three months ended March 31, 1998 were financed primarily from $84.2 million of net proceeds from property dispositions (excluding the $15.3 million held in escrow pending tax-deferred exchanges) and borrowings under PTR's credit facilities. These credit facilities were partially repaid from proceeds related to the issuance of $125 million of Long-Term Debt in March 1998. The $177.9 million invested in real estate and $16.3 million in fundings of Homestead convertible mortgages during the three months ended March 31, 1997 were financed primarily from $80.1 million in net proceeds from property dispositions (excluding $59.0 million held in escrow pending tax-deferred exchanges) and borrowings under PTR's credit facilities which were partially repaid from $50 million in proceeds related to Long-Term Debt issued in March 1997.

     Other significant financing activity included the payment of $36.2 million and $29.7 million in Common Share distributions and Preferred Share dividends for the three months ended March 31, 1998 and 1997, respectively. The increase is primarily attributable to a 4.6% increase in the distributions paid per Common Share and an increase in the overall number of Common Shares outstanding. Preferred Share dividends decreased approximately $0.3 million during the respective periods as a result of conversion of Series A Preferred Shares to Common Shares which also resulted in increased Common Share distributions. PTR prepaid mortgages due to community dispositions of $11.1 million and $9.5 million during the three months ended March 31, 1998 and 1997, respectively.

     Significant non-cash investing and financing activities included the assumption of $8.2 million and $23.5 million of mortgage debt during the three months ended March 31, 1998 and 1997, respectively, and the conversion of Series A Preferred Shares to Common Shares aggregating $6.9 million and $10.4 million during the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, the unrealized gain associated with the Homestead convertible mortgages increased $2.4 million to $86.2 million as of March 31, 1998.

  Borrowings and Recent Offerings

     PTR has a $350 million unsecured revolving line of credit which had approximately $135.0 million of borrowings outstanding as of May 8, 1998. The line of credit matures August 1999 and may be extended annually for an additional year with the approval of the Lenders. The aggregate amount of borrowings outstanding under all of PTR's credit facilities as of May 8, 1998 was $142.4 million.

     On March 6, 1998, PTR issued $125 million of 7.20% Long-Term Debt, the proceeds from which were used to pay down balances on PTR's credit facilities. The 7.20% Notes pay interest semi-annually on March 1 and September 1 of each year through March 1, 2013, and have an average effective interest rate of 7.86% and an average life of 13.0 years. Annual principal payments of $25 million commence on March 1, 2009.

     On April 23, 1998, PTR sold 2,049,587 Common Shares at $22.6875 per share in an underwritten public offering. The net proceeds of $44.0 million (net of underwriting discount and offering costs) were used to repay borrowings under PTR's credit facilities.

     See "Item 1. Financial Statements, Note 5, Borrowings" for additional information regarding credit availability, outstanding debt balances, interest rates, scheduled debt maturities and other terms.

  Distributions

     PTR paid the first quarter 1998 distribution of $0.34 per Common Share on February 25, 1998. On April 29, 1998, the Board declared a cash distribution of $0.34 per Common Share, payable on May 28, 1998, to shareholders of record on May 14, 1998. On March 31, 1998, PTR paid quarterly dividends of $0.4579 per Series A Preferred Share and $0.5625 per Series B Preferred Share.

  Commitments and Contingencies

     At March 31, 1998, PTR had unfunded multifamily construction and rehabilitation commitments aggregating approximately $230.7 million.

     PTR is a party to various claims and routine litigation arising in the ordinary course of business. PTR does not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in PTR's Form 10-K for a summary of anticipated cash requirements.

  Funding Sources

     PTR expects to finance its investment and operating needs including those outlined above, with cash flow from operating activities, borrowings under its credit facilities and disposition proceeds from its asset optimization strategy, prior to arranging long-term financing. PTR uses its credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. Other sources of future liquidity and financial flexibility include $399.4 million in shelf-registered securities which can be issued in the form of Long-Term Debt, Common Shares or preferred shares on an as-needed basis, subject to PTR's ability to effect offerings on satisfactory terms. PTR believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 37.1% at March 31, 1998, provides considerable financial flexibility to fund its investment activities.

  Funds From Operations

     Funds from operations is defined as net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) from depreciated real estate, provisions for possible losses, non-cash interest income, extraordinary items and significant non-recurring items. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of PTR's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. PTR believes that funds from operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of PTR to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by PTR, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's which do not compute funds from operations in a manner consistent with PTR. Funds from operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are described above under "--Distributions."

     Following is a reconciliation of net earnings to funds from operations (amounts in thousands):

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                         --------------------------
                                                                                          1998               1997
                                                                                         -------            -------
Net earnings attributable to Common Shares..........................................     $40,071            $40,576
Add (Deduct):
    Depreciation on real estate investments.........................................      16,258             12,049
    Gains on dispositions of depreciated real estate, net...........................     (15,484)           (25,335)
    Other, net......................................................................        (432)             1,255
                                                                                         -------            -------
Funds from operations attributable to Common Shares--Basic..........................      40,413             28,545
                                                                                         -------            -------
    Dividends on Series A Preferred Shares..........................................       2,370              2,673
                                                                                         -------            -------
Funds from operations attributable to Common Shares--Diluted........................      42,783             31,218
                                                                                         =======            =======
Weighted-average Common Shares outstanding--Basic...................................      92,783             75,872
                                                                                         =======            =======
Weighted-average Common Shares outstanding--Diluted (1).............................      99,970             84,326
                                                                                         =======            =======

(1) See "Item 1. Financial Statements, Note 1, General" for a reconciliation of basic to diluted weighted-average Common Shares outstanding.

                          PART II--OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

         12.1  --Computation of Ratio of Earnings to Fixed Charges.

         12.2 --Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.

         15    --Letter from KPMG Peat Marwick LLP dated May 14, 1998 regarding unaudited financial information.

         27    --Financial Data Schedule

    (b) Reports on Form 8-K:

            Date                 Item Reported             Financial Statements
        --------------           --------------            --------------------
        March 4, 1998            Item 5, Item 7                     No
        April 3, 1998                Item 5                         No
        April 23, 1998           Item 5, Item 7                     Yes
        April 28, 1998           Item 5, Item 7                     No

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Security Capital Pacific Trust


                                 BY: /s/ Bryan J. Flanagan
                                     --------------------------
                                     Bryan J. Flanagan,
                                    Senior Vice President
                                 (Principal Financial Officer)



                                 BY: /s/ Ash K. Atwood
                                     --------------------------
                                        Ash K. Atwood,
                                 Vice President & Co-Controller
                                 (Principal Accounting Officer)


Date: May 14, 1998