Form 10-Q
period 1998-06-30
ARCHSTONE COMMUNITIES TRUST/
filed 1998-08-14
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to             .
                                        ------------    ------------

                        Commission File Number 1-10272


                          ARCHSTONE COMMUNITIES TRUST
            (Exact name of registrant as specified in its charter)


                Maryland                                         74-6056896
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


       7670 South Chester Street,                                   80112
          Englewood, Colorado                                    (Zip Code)
(Address of principal executive offices)


                                (303) 708-5959
             (Registrant's telephone number, including area code)


                        SECURITY CAPITAL PACIFIC TRUST
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                                Yes  X   No
                                    ---     ---


     The number of the Registrant's common shares outstanding as of August 11, 1998 was 143,146,073.

                          ARCHSTONE COMMUNITIES TRUST

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   Condensed Financial Information

  Item 1. Financial Statements

          Condensed Balance Sheets--June 30, 1998 (unaudited)
          and December 31, 1997........................................      3

          Condensed Statements of Earnings--Three and six months ended
          June 30, 1998 and 1997 (unaudited)...........................      4

          Condensed Statement of Shareholders' Equity--Six months
          ended June 30, 1998 (unaudited)..............................      5

          Condensed Statements of Cash Flows--Six months ended
          June 30, 1998 and 1997 (unaudited)...........................      6

          Notes to Condensed Financial Statements (unaudited)..........      7

          Independent Accountants' Review Report.......................     16

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     17

PART II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders..........     30

  Item 6. Exhibits and Reports on Form 8-K.............................     31

                          ARCHSTONE COMMUNITIES TRUST

                           CONDENSED BALANCE SHEETS

                       (In thousands, except share data)

                                                            June 30,       December 31,
                        ASSETS                                1998             1997
                        ------                             -----------     ------------
                                                           (unaudited)

Real estate............................................    $ 2,785,753     $  2,604,919

Less accumulated depreciation..........................        156,033          129,718
                                                           -----------     ------------
                                                             2,629,720        2,475,201

Homestead convertible mortgage notes receivable........        228,551          272,556

Other mortgage notes receivable........................          9,196           12,682
                                                           -----------     ------------
      Net investments..................................      2,867,467        2,760,439

Cash and cash equivalents..............................          2,650            4,927

Restricted cash in tax-deferred exchange escrow........          2,362               --

Other assets...........................................         47,592           40,320
                                                           -----------     ------------
      Total assets.....................................    $ 2,920,071     $  2,805,686
                                                           ===========     ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Liabilities:

  Credit facilities....................................    $   237,100     $    231,500

  Long-Term Debt.......................................        755,000          630,000

  Mortgages payable....................................        260,282          265,652

  Distributions payable................................             --           31,495

  Accounts payable.....................................         34,590           35,352

  Accrued expenses and other liabilities...............         74,423           71,251
                                                           -----------     ------------
      Total liabilities................................      1,361,395        1,265,250
                                                           -----------     ------------

Shareholders' equity:

  Series A Preferred Shares (5,089,195 convertible
   shares in 1998 and 5,408,393 in 1997; stated
   liquidation preference of $25 per share)............        127,230          135,210

  Series B Preferred Shares (4,200,000 shares;
   stated liquidation preference of $25 per share).....        105,000          105,000

  Common Shares (95,090,151 shares in 1998 and
   92,633,724 in 1997).................................         95,090           92,634

  Additional paid-in capital...........................      1,317,837        1,268,741

  Employee share purchase notes........................        (16,505)         (17,238)

  Unrealized holding gain on Homestead convertible
   mortgage notes receivable...........................         26,770           83,794

  Distributions in excess of net earnings..............        (96,746)        (127,705)
                                                           -----------     ------------
      Total shareholders' equity.......................      1,558,676        1,540,436
                                                           -----------     ------------
      Total liabilities and shareholders' equity.......    $ 2,920,071     $  2,805,686
                                                           ===========     ============

              The accompanying notes are an integral part of the
                        condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                        CONDENSED STATEMENTS OF EARNINGS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended     Six Months Ended
                                                                        June 30,              June 30,
                                                                  -------------------   -------------------
                                                                    1998       1997       1998       1997
                                                                  --------   --------   --------   --------
Revenues:
    Rental revenues ...........................................   $ 91,552   $ 81,412   $180,105   $161,362
    Interest income on Homestead convertible mortgage notes ...      5,717      3,800     11,240      6,974
    Other income ..............................................        907        968      2,442      1,338
                                                                  --------   --------   --------   --------
                                                                    98,176     86,180    193,787    169,674
                                                                  --------   --------   --------   --------
Expenses:
    Rental expenses:
        Paid to affiliate .....................................         --      2,813         --      5,503
        Paid to third parties .................................     24,123     20,067     47,523     40,684
    Real estate taxes .........................................      7,631      6,656     15,652     13,924
    Depreciation on real estate investments ...................     16,115     12,639     32,373     24,688
    Interest ..................................................     16,006     15,798     31,629     29,759
    General and administrative:
        Paid to affiliate .....................................        786      4,706      1,739      9,323
        Paid to third parties .................................      2,256        316      4,124        588
    Provision for possible loss on investments ................      3,000         --      3,000      1,500
    Other .....................................................        211        120        400        364
                                                                  --------   --------   --------   --------
                                                                    70,128     63,115    136,440    126,333
                                                                  --------   --------   --------   --------
Earnings from operations ......................................     28,048     23,065     57,347     43,341
    Gains on dispositions of depreciated real estate, net .....         --     11,872     15,484     37,207
                                                                  --------   --------   --------   --------
Net earnings ..................................................     28,048     34,937     72,831     80,548
    Less:  Preferred Share dividends ..........................      4,757      4,805      9,469      9,840
                                                                  --------   --------   --------   --------
Net earnings attributable to Common Shares ....................   $ 23,291   $ 30,132   $ 63,362   $ 70,708
                                                                  ========   ========   ========   ========
Weighted average Common Shares outstanding -- Basic ...........     94,442     77,398     93,617     76,639
                                                                  --------   --------   --------   --------
Weighted average Common Shares outstanding -- Diluted .........    101,416     85,504    100,834     84,915
                                                                  --------   --------   --------   --------
Net earnings and distributions paid per Common Share:
    Basic .....................................................   $   0.25   $   0.39   $   0.68   $   0.92
                                                                  ========   ========   ========   ========
    Diluted ...................................................   $   0.25   $   0.38   $   0.68   $   0.89
                                                                  ========   ========   ========   ========
    Distributions paid ........................................   $   0.34   $  0.325   $   0.68   $   0.65
                                                                  ========   ========   ========   ========


                 The accompanying notes are an integral part
                    of the condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                        Six Months Ended June 30, 1998

                       (In thousands, except share data)
                                  (Unaudited)

                                    Shares of beneficial
                                 interest, $1.00 par value
                                 -------------------------
                                  Series A     Series B                                      Unrealized
                                  Preferred    Preferred                                       holding
                                  Shares at    Shares at     Common                Employee    gain on
                                  aggregate    aggregate    Shares at  Additional   share     Homestead   Distributions
                                 liquidation  liquidation      par      paid-in    purchase  convertible  in excess of
                                 preference   preference     value      capital     notes     mortgages   net earnings      Total
                                 -----------  -----------  ----------  ----------  --------  -----------  -------------  ----------
Balances at December 31, 1997...    $135,210     $105,000     $92,634  $1,268,741  $(17,238)    $83,794      $(127,705)  $1,540,436
                                                                                                                         ----------
 Comprehensive income:
  Net earnings...................         --           --          --          --        --          --         72,831       72,831
  Preferred Share dividends paid.         --           --          --          --        --          --         (9,469)      (9,469)
  Other comprehensive income -                                                                  (57,024)                    (57,024)
  Change in unrealized holding
   gain on Homestead convertible
   mortgage notes receivable.....         --           --          --          --        --                         --
 Comprehensive income
  attributable to Common Shares..                                                                                             6,338
                                                                                                                         ----------
 Common Share distributions
  paid...........................         --           --          --          --        --          --        (32,403)     (32,403)
 Sale of shares, net of expenses.         --           --       2,050      41,959        --          --             --       44,009
 Common Shares issued under
  dividend reinvestment plan.....         --           --           4         103        --          --             --          107
 Net shares repurchased under
  Incentive Plan.................         --           --         (36)       (771)      733          --             --          (74)
 Accrued dividend equivalent
  units..........................         --           --          --         134        --          --             --          134
 Conversion of 319,198 Series A
  Preferred Shares into 429,892
  Common Shares..................     (7,980)          --         430       7,550        --          --             --           --
 Exercise of warrants and
  options........................         --           --           8         121        --          --             --          129
                                    --------     --------     -------  ----------  --------     -------      ---------   ----------
Balances at June 30, 1998........   $127,230     $105,000     $95,090  $1,317,837  $(16,505)    $26,770      $ (96,746)  $1,558,676
                                    ========     ========     =======  ==========  ========     =======      =========   ==========






    The accompanying notes are an integral part of the condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                           1998               1997
                                                                     ---------------     ---------------
Operating activities:
  Net earnings.....................................................     $  72,831           $  80,548
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization.................................        33,056              25,521
     Gains on dispositions of depreciated real estate, net.........       (15,484)            (37,207)
     Provision for possible loss on investments....................         3,000               1,500
  Change in accounts payable.......................................        (2,961)               (176)
  Change in accrued expenses and other liabilities.................         3,172               3,966
  Change in other operating assets.................................        (2,153)             (4,034)
                                                                        ---------           ---------
     Net cash flow provided by operating activities................        91,461              70,118
                                                                        ---------           ---------
Investing activities:
  Real estate investments..........................................      (246,771)           (371,250)
  Proceeds from dispositions, net of closing costs.................        99,538             244,122
  Change in tax-deferred exchange escrow...........................        (2,362)            (19,665)
  Funding of Homestead convertible mortgage notes receivable.......       (11,895)            (41,250)
  Advances on other mortgage notes receivable......................            --                (200)
  Principal repayments on other mortgage notes receivable..........         1,186                 864
                                                                        ---------           ---------
     Net cash flow used in investing activities....................      (160,304)           (187,379)
                                                                        ---------           ---------
Financing activities:
  Proceeds from Long-Term Debt.....................................       125,000              50,000
  Debt issuance costs incurred.....................................        (6,926)               (700)
  Principal prepayment of mortgages payable........................       (25,876)            (19,850)
  Regularly scheduled principal payments on mortgages payable......        (2,170)             (1,547)
  Proceeds from credit facilities..................................       401,370             464,920
  Principal payments on credit facilities..........................      (395,770)           (372,105)
  Proceeds from sale of Common Shares, net.........................        44,009              54,255
  Cash distributions paid on Common Shares.........................       (63,898)            (49,657)
  Cash dividends paid on Preferred Shares..........................        (9,469)             (9,840)
  Other............................................................           296               1,754
                                                                        ---------           ---------
     Net cash flow provided by financing activities................        66,566             117,230
                                                                        ---------           ---------
Net change in cash and cash equivalents............................        (2,277)                (31)
Cash and cash equivalents at beginning of period...................         4,927               5,601
                                                                        ---------           ---------
Cash and cash equivalents at end of period.........................     $   2,650           $   5,570
                                                                        =========           =========
Non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of multifamily
   communities.....................................................     $  22,676           $  82,827
  Series A Preferred Shares converted to Common Shares.............     $   7,980           $  23,024
  Change in unrealized holding gain on Homestead convertible mortgage
   notes receivable................................................     $ (57,024)          $  28,219

    The accompanying notes are an integral part of the condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997
                                  (Unaudited)


(1) General


  On June 29, 1998, the shareholders of Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("Atlantic") approved a merger transaction (the "Atlantic Merger") which was consummated in July 1998, whereby Atlantic was merged with and into PTR. The combined company has continued operating under the name Archstone Communities Trust ("Archstone"). See Note 2 for a more complete discussion of the Atlantic Merger.

  The accompanying condensed financial statements and footnotes of Archstone represent the financial position and results of operations for PTR on a stand-alone basis and do not reflect the financial position or results of operations for Atlantic or the combined company (unless otherwise indicated), due to the fact that the Atlantic Merger was consummated after June 30, 1998.

  These condensed financial statements are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in PTR's 1997 Annual Report on Form 10-K ("1997 Form 10-K").

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not indicative of the results to be expected for the entire year. See Note 2 for a discussion of the recently consummated Atlantic Merger.

  The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 New Accounting Rules

  In April 1998, new accounting rules were issued requiring that costs associated with start-up activities such as the opening of a new business or division be expensed as incurred. The new rules, which become effective January 1, 1999, are not expected to have a material impact on Archstone's financial position or results of operations.

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective January 1, 2000, are not expected to have a material impact on Archstone's financial position or results of operations.

 Per Share Data

  Following is a reconciliation of the calculation used to compute basic net earnings per Archstone common share of beneficial interest, par value $1.00 per share ("Common Share"), to that used to compute diluted net earnings per Common Share, for the periods indicated (in thousands, except per share amounts):

                          ARCHSTONE COMMUNITIES TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997
                                  (Unaudited)


                                                            Three  Months Ended          Six Months Ended
                                                                  June 30                     June 30
                                                           ----------------------       ---------------------
                                                             1998          1997           1998        1997
                                                           --------      --------       --------     --------
Reconciliation of numerator between basic and diluted net earnings per Common Share:

Net earnings attributable to Common Shares -- Basic.....   $ 23,291      $ 30,132       $ 63,362     $ 70,708
  Dividends on Series A Preferred Shares................      2,414         2,443          4,784        5,116
Net earnings attributable to Common Shares -- Diluted...   --------      --------       --------     --------
                                                           $ 25,705      $ 32,575       $ 68,146     $ 75,824
                                                           ========      ========       ========     ========
Reconciliation of denominator between basic and diluted net earnings per Common Share:

Weighted average number of Common Shares outstanding
 -- Basic...............................................     94,442        77,398         93,617       76,639
  Assumed conversion of Series A Preferred Shares into
    Common Shares.......................................      6,890         8,089          7,133        8,259
    Incremental options outstanding.....................         84            17             84           17
                                                           --------      --------       --------     --------
Weighted average number of Common Shares outstanding
 -- Diluted.............................................    101,416        85,504        100,834       84,915
                                                           ========      ========       ========     ========

Net earnings per Common Share -- Basic..................   $   0.25      $   0.39       $   0.68     $   0.92
                                                           ========      ========       ========     ========
Net earnings per Common Share -- Diluted................   $   0.25      $   0.38       $   0.68     $   0.89
                                                           ========      ========       ========     ========

(2)  Atlantic Merger

  On June 29, 1998, the shareholders of both PTR and Atlantic, approved a merger transaction which was consummated in July 1998, whereby Atlantic, a multifamily real estate investment trust ("REIT") which operated primarily in the mid-Atlantic and southeastern United States, was merged with and into PTR. The combined company has continued its existence under the name Archstone and is traded on the New York Stock Exchange ("NYSE") under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Archstone Series C preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities upon consummation of the Atlantic Merger. The Atlantic Merger was structured as a tax-free merger and was accounted for under the purchase method.

  The following pro forma summary information represents the combined financial position for PTR and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger and the sale of Atlantic's Homestead convertible mortgage notes receivable had occurred on June 30, 1998. The pro forma information presented is not necessarily indicative of what Archstone's actual financial position would have been had these events been consummated on June 30, 1998 (dollar amounts in thousands):

                                                                June 30, 1998
                                                                -------------
  Real estate................................................    $  4,571,006
  Total assets...............................................    $  4,722,917
  Credit facilities..........................................    $    517,237
  Long-Term Debt.............................................    $    909,122
  Mortgages payable..........................................    $    420,611
  Total liabilities and minority interest....................    $  2,027,533
  Total shareholders' equity.................................    $  2,695,384

  Common Shares outstanding..................................     142,842,203

  Ratio of total debt to total undepreciated book
    capitalization...........................................           39.31%
  Ratio of long-term debt to long-term undepreciated book
    capitalization...........................................           31.80%

                          ARCHSTONE COMMUNITIES TRUST

  In addition to approving the Atlantic Merger, PTR shareholders also approved the following matters: (i) an amended and restated declaration of trust of PTR which, among other things, changed PTR's name to Archstone, increased the authorized shares from 150,000,000 to 250,000,000, divided the Archstone Board of Trustees ("Archstone Board") into three classes, each serving staggered three year terms, and eliminated certain restrictions on the company's operations and ability to enter into certain types of transactions; and (ii) an increase in the number of Common Shares available for award under the Archstone 1997 Long-Term Incentive Plan ("Incentive Plan") and the Archstone 1996 Share Option Plan for Outside Trustees in amounts equal to the number of shares authorized under the corresponding Atlantic option plans.

  Upon consummation of the Atlantic Merger, Security Capital Group Incorporated ("Security Capital"), which voted its shares in favor of the Atlantic Merger, owned approximately 38.2% of the outstanding Common Shares and is Archstone's largest shareholder.

  As part of the Atlantic Merger, Archstone's Common Share and Series A cumulative convertible preferred share (the "Series A Preferred Share") distributions were adjusted subsequent to the close of the transaction to an annualized level of $1.42 per Common Share and $1.91 per Series A Preferred Share, respectively.

  Based upon the multifamily portfolios of PTR and Atlantic at June 30, 1998, Archstone had 323 multifamily communities, consisting of 94,997 units, including 26,568 units under construction or In Planning, (including 27 communities aggregating 8,327 units that are Under Control but not owned as of June 30, 1998), in markets that include 29 of the nation's 50 largest metropolitan markets. Additionally, Archstone's total market capitalization was approximately $5.4 billion at June 30, 1998.


(3) Real Estate

 Investments in Real Estate

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                      June 30, 1998          December 31, 1997
                                                 --------------------------------------------------
                                                 Investment     Units       Investment       Units
                                                 ----------    --------     ----------      -------
Multifamily:

  Operating communities.......................   $2,371,908     44,513      $2,237,789       43,465

  Communities under construction (1)..........      305,802      7,485         232,770        5,545

  Development communities In Planning (1) (2):

    Owned.....................................       42,007      2,870          80,781        4,468

    Under Control (2) (3).....................           --      6,855              --        6,090
                                                 ----------     ------      ----------       ------
      Total development communities In
        Planning...............................      42,007      9,725          80,781       10,558

  Other land held..............................      43,166         --          27,517           --
                                                 ----------     ------      ----------       ------
      Total multifamily........................   2,762,883     61,723       2,578,857       59,568
                                                                ======                       ======
  Non-multifamily..............................      22,870                     26,062
                                                 ----------                 ----------
      Total real estate........................  $2,785,753                 $2,604,919
                                                 ==========                 ==========

----------
(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.

(2) "In Planning" is defined as parcels of land owned or Under Control upon which multifamily construction is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.

(3) Archstone's investment as of June 30, 1998 and December 31, 1997 for developments Under Control was $3.7 million and $3.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's balance sheets.

                          ARCHSTONE COMMUNITIES TRUST

Capital Expenditures


  As part of its operating strategy, Archstone conducts regular reviews of its assets which involves an evaluation of each community's physical condition relative to management's business objectives as well as the community's competitive position in its market. In conducting these evaluations, management considers Archstone's return on investment in relation to its long-term cost of capital as well as its research and analysis of competitive market factors.

  In conjunction with the acquisition and related underwriting of a multifamily operating community, Archstone prepares acquisition budgets that encompass the incremental capital needed to achieve Archstone's investment objectives. These expenditures, combined with the initial acquisition costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

  Other capital expenditures on operating communities are classified as either "redevelopment" or "recurring". The redevelopment category includes redevelopment, revenue-enhancing and expense-reducing capital expenditures. Redevelopment initiatives are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities. Revenue-enhancing expenditures include investments which are expected to produce incremental community revenues, such as building garages/carports, adding storage facilities or gating a community. Expense-reducing expenditures include items such as water submetering systems and xeriscaping which reduce future operating costs. Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with Archstone's stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

  Repairs and maintenance and make-ready expenditures, including carpet and appliance replacements, are expensed as incurred, to the extent they are not acquisition-related costs identified during Archstone's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant multifamily unit for the next resident. The change in investments in real estate, at cost, consisted of the following (in thousands):

     Balance at January 1, 1998.................................... $2,604,919

       Multifamily:

         Acquisition-related expenditures..........................     94,502

         Redevelopment expenditures................................     17,705

         Recurring capital expenditures............................      3,408

         Development expenditures, excluding land acquisitions.....    119,597

         Acquisition and improvement of land for development.......     35,959

         Dispositions..............................................    (84,297)

         Provision for possible loss on investments................       (700)
                                                                    ----------
     Net multifamily activity......................................  2,791,093

     Non-multifamily dispositions..................................     (5,340)
                                                                    ----------
     Balance at June 30, 1998...................................... $2,785,753
                                                                     =========

  At June 30, 1998, Archstone had unfunded multifamily construction and redevelopment commitments aggregating approximately $353.7 million.

                          ARCHSTONE COMMUNITIES TRUST

 Gains on Dispositions of Investments

  During the six months ended June 30, 1998, Archstone disposed of five multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $101.1 million. Archstone disposed of 23 multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $249.8 million during the six months ended June 30, 1997. For federal income tax purposes, the dispositions were generally structured as tax-deferred exchanges, which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $15.5 million and $37.2 million were recorded for the six months ended June 30, 1998 and 1997, respectively.

  As part of Archstone's asset optimization strategy, four multifamily communities and certain non-multifamily real estate assets with an aggregate carrying value of approximately $70.3 million were held for disposition as of June 30, 1998. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Operating communities are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, Archstone expects to complete the disposition of these properties and redeploy the net proceeds into the development or acquisition of multifamily communities using tax-deferred exchanges, where appropriate. The property level earnings, after interest and depreciation, from communities held for disposition at June 30, 1998 were $3.1 million and $2.7 million for the six months ended June 30, 1998 and 1997, respectively.


(4) Mortgage Notes Receivable

  During the six month period ended June 30, 1998, Archstone funded the final $11.9 million under its $198.8 million funding commitment to Homestead Village Incorporated ("Homestead"). Following is a reconciliation of the Homestead convertible mortgage notes receivable components to the amount reflected in the accompanying condensed balance sheet (in thousands):

                                                                   June 30, 1998
                                                                   -------------
Face amount of Homestead convertible mortgage notes receivable....... $221,334

Original issue discount..............................................  (22,501)
                                                                      --------
Amount funded........................................................  198,833

Amortization of original issue discount..............................    1,761

Conversion feature - initial value...................................   15,590

Unamortized discount on conversion feature...........................  (14,403)

Fair value adjustment................................................   26,770
                                                                      --------
Carrying value and fair value........................................ $228,551
                                                                      ========


  The Homestead convertible mortgage notes receivable are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. The difference between the fair value of the Homestead convertible mortgage notes receivable (assuming conversion), as calculated based upon the trading price of Homestead's common stock on the NYSE at June 30, 1998 ($11.875), and the amortized cost of the Homestead convertible mortgage notes receivable, is reflected as an additional component of the Homestead convertible mortgage notes receivable balance and as an unrealized holding gain in shareholders' equity. There was no unrealized gain on these notes as of July 24, 1998.

  During the three months ended June 30, 1998, management concluded that the full collectibility of certain other mortgage notes receivable secured by non-multifamily assets was doubtful. As a result, a provision for possible loss was recorded to reduce these notes to their estimated net realizable value.

                          ARCHSTONE COMMUNITIES TRUST

(5) Borrowings

 Credit Facilities

  The following table summarizes Archstone's line of credit borrowings (dollars in thousands):


                                                        Six Months
                                                          Ended         Year Ended
                                                      June 30, 1998  December 31, 1997
                                                      -------------  -----------------
     Total line of credit..............................   $350,000        $350,000
     Borrowings outstanding at end of period...........   $187,100        $223,500
     Weighted average daily borrowings.................   $177,741        $121,038
     Weighted average daily nominal interest rate......        6.6%            6.7%
     Weighted average daily effective interest rate....        7.5%            8.4%
     Weighted average nominal interest rate at end of
       period..........................................        6.4%            6.9%

  Upon consummation of the Atlantic Merger in July 1998, Archstone replaced its $350 million unsecured revolving line of credit with a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase") (collectively the "Lenders"). The new $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The new line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at Archstone's option, LIBOR (5.6875% at June 30, 1998) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of Archstone's long-term unsecured senior notes ("Long-Term Debt"). Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the new agreement, Archstone will pay a facility fee, which is equal to 0.15% of the commitment.

  On September 9, 1996, Archstone entered into a short-term, unsecured borrowing agreement with Chase. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under similar terms as the previous agreement. The agreement matures in July 1999 and bears interest at an overnight rate that ranged from 6.0% to 7.1% during the six months ended June 30, 1998. At June 30, 1998, there was $50 million outstanding under this agreement.

                          ARCHSTONE COMMUNITIES TRUST

Long-Term Debt


     Archstone has issued Long-Term Debt which bears interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and redevelopment of multifamily communities and to repay balances on credit facilities incurred for such purposes. The following table summarizes the Long-Term Debt as of June 30, 1998:






                                                    Issuance                  Average Effective
                                                      and                       Interest Rate,     Average
                                                  Outstanding      Average    including offering  Original
                                                   Principal        Coupon      discounts and       Life
               Date of Issuance                      Amount          Rate       issuance costs    (Years)
----------------------------------------------------------------------------------------------------------
March 6, 1998..................................   $125  million      7.200%         7.864%        13.00
March 31, 1997.................................     50  million      7.905          7.850         16.00
October 21, 1996...............................    130  million      7.350          7.500          6.85
August 6, 1996.................................    100  million      7.840          7.950         15.60
February 23, 1996..............................    150  million      7.710          7.840         15.50
February 8, 1994...............................    200  million      7.240          7.370         14.25
                                                  -------------      -----          -----         -----
Grand Total/Average............................   $755  million      7.469%         7.670%        13.31
                                                  =============      =====          =====         =====

  Mortgages Payable

   Mortgages payable at June 30, 1998 consisted of the following (dollar amounts in thousands):



                                           Effective      Principal         Principal
                                           Interest      Balance at        Balance at
           Type of Mortgage                Rate (1)     June 30, 1998   December 31, 1997
-----------------------------------------------------------------------------------------
  Conventional fixed rate...........        8.01%         $136,089          $143,963
  Tax-exempt fixed rate (2).........        6.62            45,614            46,298
  Tax-exempt floating rate (2)......        4.69            70,848            68,440
  Combined (3)......................        8.84             5,761             5,794
  Other.............................        5.41             1,970             1,157
                                            ----          --------          --------
    Total/average mortgage debt.....        6.86%         $260,282          $265,652
                                            ====          ========          ========

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

    The change in mortgages payable during the six months ended June 30, 1998 consisted of the following (in thousands):

      Balance at January 1, 1998........................................  $265,652
      Mortgage notes assumed............................................    22,676
      Principal payments, including prepayments.........................   (28,046)
      Balance at June 30, 1998..........................................  --------
                                                                          $260,282
                                                                          ========

                          ARCHSTONE COMMUNITIES TRUST

 Scheduled Debt Maturities

  Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter, as of June 30, 1998, are as follows (in thousands):

                                           Credit         Long-Term
                                         Facilities          Debt          Mortgages       Total
                                         -----------      ----------       ---------      ----------
1998.................................    $     --         $     --         $ 26,948        $ 26,948
1999.................................      50,000           30,000            8,886          88,886
2000.................................          --               --           16,678          16,678
2001.................................     187,100           12,500           24,754         224,354
2002.................................          --           32,500           18,332          50,832
2003.................................          --           38,750            3,114          41,864
2004.................................          --           38,750            3,042          41,792
2005.................................          --           38,750           13,287          52,037
2006.................................          --           38,750            9,937          48,687
2007.................................          --           38,750            4,044          42,794
2008.................................          --           38,750           20,097          58,847
2009.................................          --           61,250            2,919          64,169
2010.................................          --           63,750            6,322          70,072
2011.................................          --           50,000            3,332          53,332
2012.................................          --           55,000            3,325          58,325
2013.................................          --           60,000            3,377          63,377
2014.................................          --           42,500           16,483          58,983
2015.................................          --           40,000           38,231          78,231
2016.................................          --           45,000            3,139          48,139
2017.................................          --           30,000            3,385          33,385
  Thereafter.........................          --               --           30,650          30,650
                                         --------         --------         --------      ----------
  Total.......................           $237,100         $755,000         $260,282      $1,252,382
                                         ========         ========         ========      ==========

 General

  Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all debt covenants at June 30, 1998.

  Interest paid on all borrowings for the six months ended June 30, 1998 was $27.3 million, net of $11.1 million of interest capitalized during construction. Interest paid on all borrowings for the six months ended June 30, 1997 was $26.0 million, net of $8.8 million of interest capitalized during construction.

  Amortization of loan costs included in interest expense for the six months ended June 30, 1998 and 1997 was $1.8 million and $1.5 million, respectively.

                          ARCHSTONE COMMUNITIES TRUST

            NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Concluded)



(6) Cash Distributions

  Archstone paid first and second quarter 1998 distributions of $0.34 per Common Share on February 25, 1998 and May 28, 1998. On July 8, 1998, the Archstone Board declared a cash distribution of $0.355 per Common Share, payable on August 27, 1998, to Archstone shareholders of record on August 13, 1998. On March 31, 1998 and June 30, 1998, Archstone paid quarterly dividends of $0.4579 per Series A Preferred Share and $0.5625 per Series B cumulative redeemable preferred share of beneficial interest (the "Series B Preferred Shares") (collectively the "Preferred Shares").

(7) Shareholders' Equity

  On April 23, 1998, Archstone sold 2,049,587 Common Shares at $22.6875 per share in an underwritten public offering. The net proceeds of $44.0 million (net of underwriting discount and offering costs) were used to repay borrowings under Archstone's credit facilities.

  After giving effect to the April 23, 1998 Common Share offering and the $125 million in Long-Term Debt issued March 6, 1998, Archstone has approximately $399.4 million in shelf-registered securities available for issuance. Archstone can issue these securities in the form of Long-Term Debt, Common Shares and preferred shares on an as-needed basis, subject to Archstone's ability to effect offerings on satisfactory terms.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Trustees and Shareholders
ARCHSTONE COMMUNITIES TRUST:


  We have reviewed the accompanying condensed balance sheet of ARCHSTONE COMMUNITIES TRUST as of June 30, 1998, the related condensed statements of earnings for the three and six month periods ended June 30, 1998 and 1997, the condensed statement of shareholders' equity for the six month period ended June 30, 1998 and the related condensed statements of cash flows for the six month periods ended June 30, 1998 and 1997. These condensed financial statements are the responsibility of the Trust's management.

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


Chicago, Illinois
July 24, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information presented in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is based on the financial position and results of operations for PTR on a stand-alone basis and does not consider Atlantic or the combined company (unless otherwise indicated), since the Atlantic Merger was consummated after June 30, 1998.

  The following information should be read in conjunction with PTR's 1997 Form 10-K as well as the financial statements and notes included in Item 1 of this report. See PTR's 1997 Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of various risk factors associated with forward-looking statements made in this document.

Atlantic Merger

  On June 29, 1998, shareholders of both PTR and Atlantic approved the Atlantic Merger, whereby Atlantic, a multifamily REIT which operated primarily in the mid-Atlantic and southeastern United States, was merged with and into PTR. The combined company has continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Archstone Series C preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities upon consummation of the Atlantic Merger. The Atlantic Merger was structured as a tax-free merger and was accounted for under the purchase method.

  The following pro forma summary information represents the combined financial position for PTR and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger and the sale of Atlantic's Homestead convertible mortgage notes receivable had occurred on June 30, 1998. The pro forma information presented is not necessarily indicative of what Archstone's actual financial position would have been had the Atlantic Merger been consummated on June 30, 1998 (dollar amounts in thousands):


                                                                                   June 30, 1998
                                                                                  ----------------
  Real estate...................................................................  $  4,571,006
  Total assets..................................................................  $  4,722,917
  Credit facilities.............................................................  $    517,237
  Long-Term Debt................................................................  $    909,122
  Mortgages payable.............................................................  $    420,611
  Total liabilities and minority interest.......................................  $  2,027,533
  Total shareholders' equity....................................................  $  2,695,384

  Common Shares outstanding.....................................................   142,842,203
  Ratio of total debt to total undepreciated book capitalization................         39.31%
  Ratio of long-term debt to long-term undepreciated book capitalization........         31.80%


  In addition to approving the Atlantic Merger, PTR shareholders also approved the following matters: (i) an amended and restated declaration of trust of PTR which, among other things, changed PTR's name to Archstone, increased the authorized shares from 150,000,000 to 250,000,000, divided the Archstone Board into three classes, each serving staggered three-year terms, and eliminated certain restrictions on the company's operations and ability to enter into certain types of transactions; and (ii) an increase in the number of Common Shares available for award under the Incentive Plan and the Archstone 1996 Share Option Plan for Outside Trustees in amounts equal to the number of shares authorized under the corresponding Atlantic option plans.

   Upon consummation of the Atlantic Merger, Security Capital, which voted its shares in favor of the Atlantic Merger, owned approximately 38.2% of the outstanding Common Shares and is Archstone's largest shareholder.

  As part of the Atlantic Merger, Archstone's Common Share and Series A Preferred Share distributions were adjusted subsequent to the close of the transaction to an annualized level of $1.42 per Common Share and $1.91 per Series A Preferred Share.

  Management expects the combined company resulting from the Atlantic Merger to have the following important characteristics, which are intended to create long-term shareholder value:

  (1) A highly focused investment strategy emphasizing markets and submarkets with strong economic fundamentals and high barriers to entry, as identified by Archstone's research.
  (2) An investment strategy focused on producing consistent growth from three principal sources:

       (i) The development of new multifamily communities in submarkets identified through research as having optimal long-term prospects. Management believes that Archstone will be the dominant multifamily development community in the United States, with a development pipeline of more than $2.1 billion.
       (ii) An investment strategy emphasizing the creation of shareholder value through deploying capital to take advantage of growth opportunities created by changing market fundamentals.
       (iii) A highly focused operating strategy designed to create the highest level of performance at the property level.
  (3) A national branding strategy emphasizing a high level of customer service with the objective of achieving long-term brand loyalty, lower resident turnover and greater market share. Archstone's objective is to create a dominant national brand in the multifamily industry.
  (4)  A larger market capitalization and national presence providing:

       (i)   increased liquidity for shareholders;
       (ii) the resources for continued investment in research and development; and
       (ii) the ability to attract and retain a significant depth of management, emphasizing thoughtful succession planning at all levels of management.
  (5) Economies of scale that are expected to produce identified cost savings in excess of $5 million annually, beginning in 1999.
  (6)  A strong balance sheet featuring:

      (i) an original weighted average life to maturity for unsecured long-term fixed rate debt currently outstanding of 13.02 years; and
      (ii) a conservative debt strategy, with a relatively level principal maturity schedule, emphasizing unsecured long-term, fixed rate debt.

  Based upon the multifamily portfolios of PTR and Atlantic at June 30, 1998, Archstone had 323 multifamily communities, consisting of 94,997 units, including 26,568 units under construction or In Planning (including 27 communities aggregating 8,327 units that are Under Control but not owned as of June 30,
1998) in markets that include 29 of the nations 50 largest metropolitan markets. Additionally, Archstone's total market capitalization was approximately $5.4 billion at June 30, 1998.

Overview

 General

  Archstone's results of operations, financial position and liquidity have been influenced primarily by the operations of and investments made in Archstone's multifamily communities. Following is an overview of Archstone's multifamily portfolio and related investment activity for the periods indicated (dollar amounts in thousands):

                                                   Three Months      Three Months       Six Months
                                                      Ended             Ended             Ended
                                                  March 31, 1998    June 30, 1998     June 30, 1998
                                                  --------------    -------------     -------------
Operating Communities:
        Communities............................             138               143               143
        Units..................................          42,859            44,513            44,513
        Total expected investment (1)..........    $  2,296,990      $  2,420,441      $  2,420,441

Communities Under Construction:
    Starts During Period:
        Communities............................               3                 8                11
        Units..................................           1,040             2,438             3,478
        Total expected investment (1)..........    $     94,312      $    226,836      $    321,148

    Completions During Period:
        Communities............................               3                 2                 5
        Units..................................             698               840             1,538
        Total expected investment (1)..........    $     41,261      $     56,043      $     97,304

    Stabilizations During Period:
        Communities............................               5                 3                 8
        Units..................................           1,622               594             2,216
        Total expected investment (1)..........    $     92,173      $     36,399      $    128,572

    Under Construction at End of Period:
        Communities............................              18                24                24
        Units..................................           5,887             7,485             7,485
        Total expected investment (1)..........    $    473,656      $    646,993      $    646,993

    In Planning at End of Period:
        Communities............................              35                33                33
        Units..................................          10,351             9,725             9,725
        Total expected investment (1)..........    $    923,924      $    857,611      $    857,611
    Development Expenditures During Period.....    $     58,442      $     61,155      $    119,597

Acquisitions:
        Communities............................               3                 3                 6
        Units..................................             568               814             1,382
        Total expected investment (1)..........    $     36,215      $     66,542      $    102,757

Dispositions:
        Communities............................               5                --                 5
        Units..................................           1,872                --             1,872
        Gross sales proceeds...................    $    101,109                --      $    101,109
        Gains (2)..............................    $     15,484                --      $     15,484

-------------
(1) For community developments, this represents total budgeted land and development costs; for operating communities, this represents costs plus budgeted expenditures, including planned redevelopment costs needed to conform to or maintain the community at Archstone's standards.

(2) Includes the disposition of certain non-multifamily real estate assets with aggregate gains of $1,057,020.

 Current Development Activity

  The following table summarizes Archstone's development communities under construction as of June 30, 1998 (dollar amounts in thousands):

                                                                                            Actual or         Expected
                                                            Total                       Expected Date for  Stabilization
                                 Number of  Archstone      Expected      Start Date        First Units          Date          %
                                   Units    Investment  Investment(1)  (Quarter/Year)  (Quarter/Year)(2)   (Quarter/Year)  Leased(3)
                                 ---------  ----------  -------------  --------------  ------------------  --------------  ---------
Central Region:
 Austin, Texas:
  Monterey Ranch I.............        168  $    2,482  $      12,855           Q2/98               Q1/99           Q4/99       n/a
                                 ---------  ----------  -------------
 Denver, Colorado:
  Dutch Creek..................        480       5,385         35,541           Q1/98               Q1/99           Q4/00       n/a
  Fox Creek II.................        112       1,522          9,295           Q2/98               Q1/99           Q3/99       n/a
  Legacy Heights...............        384      22,172         23,139           Q2/97               Q1/98           Q3/98      100%
                                 ---------  ----------  -------------
   Total Denver................        976      29,079         67,975
                                 ---------  ----------  -------------
 Nashville, Tennessee:
  Cameron at Monthaven I.......        216       1,915         14,848           Q2/98               Q2/99           Q4/00       n/a
                                 ---------  ----------  -------------
 Houston, Texas:
  Oaks at Medical Center II....        318      11,001         20,229           Q4/97               Q3/98           Q3/99       n/a
                                 ---------  ----------  -------------
 Kansas City, Kansas:
  119th and Quivira............        220       3,927         15,809           Q1/98               Q2/99           Q1/00       n/a
                                 ---------  ----------  -------------
   Total Central Region........      1,898      48,404        131,716
                                 ---------  ----------  -------------
Northwest Region:
 Portland Oregon:
  Hedges Green.................        408      22,005         27,720           Q2/97               Q2/98           Q2/99      23.0%
                                 ---------  ----------  -------------
 Salt Lake City, Utah:
  River Oaks...................        448       7,495         37,483           Q2/98               Q2/99           Q4/00       n/a
                                 ---------  ----------  -------------
 Seattle, Washington:
  Forestview...................        192      14,709         15,577           Q2/97               Q2/98           Q1/99      59.9%
  Inglewood Hills..............        230       4,708         20,343           Q2/98               Q2/99           Q2/00       n/a
  Seventh Day Site.............        524       9.902         44,025           Q2/98               Q2/99           Q1/01       n/a
  Stonemeadow Farms............        280      20,319         22,111           Q2/97               Q2/98           Q1/99      13.9%
                                 ---------  ----------  -------------
   Total Seattle...............      1,226      49,638        102,056
                                 ---------  ----------  -------------
   Total Northwest Region......      2,082      79,138        167,259
                                 ---------  ----------  -------------
West Region:
 Orange County, California:
  Las Flores Apartment Homes...        504      39,245         45,669           Q4/96               Q2/98           Q2/99      39.5%
  Sorrento.....................        241      20,886         21,997           Q2/97               Q2/98           Q4/98      30.3%
                                 ---------  ----------  -------------
   Total Orange County.........        745      60,131         67,666
                                 ---------  ----------  -------------
 Phoenix, Arizona:
  Arrowhead I..................        272      17,211         18,805           Q3/96               Q1/98           Q4/98      60.7%
  Arrowhead II.................        200       3,114         13,535           Q2/98               Q1/99           Q2/00       n/a
  San Marbeya..................        404      10,542         28,246           Q4/97               Q4/98           Q1/00       n/a
  San Valiente II..............        228       6,622         14,459           Q4/97               Q4/98           Q4/99       n/a
                                 ---------  ----------  -------------
   Total Phoenix...............      1,104      37,489         75,045
                                 ---------  ----------  -------------
 Reno, Nevada:
  Meadowview I.................        228      15,588         16,063           Q2/97                Q2/98          Q4/98      65.4%
                                 ---------  ----------  -------------
 San Diego, California:
  Torrey Hills.................        340      14,068         42,963           Q1/98                Q2/99          Q2/00       n/a
                                 ---------  ----------  -------------
 San Francisco Bay Area,
  California:
  Hacienda.....................        540      23,595         74,451           Q2/98                Q2/99          Q4/00       n/a
  Monterey Road................        224      11,167         26,678           Q4/97                Q1/99          Q3/99       n/a
  Villas of Santa Rita.........        324      16,222         45,152           Q4/97                Q1/99          Q4/99       n/a
                                 ---------  ----------  -------------
   Total San Francisco Bay Area      1,088      50,984        146,281
                                 ---------  ----------  -------------
    Total West Region..........      3,505     178,260        348,018
                                 ---------  ----------  -------------
     Total Communities
      Under Construction.......      7,485  $  305,802  $     646,993
                                 =========  ==========  =============

(1)  Represents total budgeted land and development costs.
(2) Represents the quarter that the first completed units were made available for leasing (or are expected to be made available). Archstone begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of June 30, 1998. A "n/a" indicates the communities where lease-up has not yet commenced.

  See PTR's 1997 Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Current Development Activity" for a discussion of various risks associated with Archstone's development and construction activities.

 Recent Acquisitions

  In addition to its development activity (and the Atlantic Merger which was consummated in July 1998), during the six month period ended June 30, 1998, Archstone completed the acquisition of six operating multifamily communities (1,382 units) in attractive markets including Seattle, Washington, Salt Lake City, Utah and San Diego, California at a total expected investment of $102.8 million.

  See PTR's 1997 Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisitions" for a discussion of various risks associated with Archstone's acquisition activities.

Results of Operations

 Six Months Ended June 30, 1998 Compared to June 30, 1997

  Net earnings for the six months ended June 30, 1998 and 1997 were $72.8 million and $80.5 million, respectively, a decrease of $7.7 million (9.6%). This decrease resulted primarily from a $21.7 million decrease in net gains on dispositions of depreciated real estate, partially offset by increased earnings from multifamily operating communities. A discussion of the major components of Archstone's results of operations follows.

 Community Operations

  At June 30, 1998 and 1997, multifamily investments comprised over 99% of Archstone's total real estate portfolio, based on total expected investment. The following table summarizes the net operating income generated from community operations for each period (in thousands):

                                                  Six Months Ended
                                                       June 30,
                                                --------------------
                                                  1998        1997      Increase
                                                --------    --------    --------
Rental revenues...............................  $180,105    $161,362    $18,743
                                                --------    --------    -------
Property operating expenses:
   Rental expenses............................    47,523      46,187      1,336
   Real estate taxes..........................    15,652      13,924      1,728
                                                --------    --------    -------
      Total property operating expenses.......    63,175      60,111      3,064
                                                --------    --------    -------
Net operating income..........................  $116,930    $101,251    $15,679
                                                ========    ========    =======
Operating margin (net operating
  income/rental revenues).....................      64.9%       62.7%       2.2%
                                                ========    ========    =======

  The increases in rental revenues and property operating expenses in each period are primarily a result of rental rate increases and net increases in the number of multifamily operating units resulting from Archstone's substantial acquisition and development activity. Management has focused its investment emphasis primarily on markets that are believed to have higher growth potential, together with high barriers to entry against new development, while reducing investments in certain other markets having less attractive growth prospects. The positive impact of Archstone's investment strategy and customer-focused property management program is reflected in an improving operating margin which has grown from 62.7% during the six months ended June 30, 1997 to 64.9% during the six months ended June 30, 1998. The higher profitability during the six months ended June 30, 1998 is partially attributable to Archstone's acquisition of SCG Realty Services Incorporated in September 1997. After that date, Archstone directly incurred personnel and other costs related to property management-related overhead, in lieu of paying a property management fee to Security Capital, which resulted in a net reduction of property management expenses during the six months ended June 30, 1998.

  Archstone categorizes operating multifamily communities (which include all completed revenue-generating communities) as either "stabilized" or "pre-stabilized." The term "stabilized" means that redevelopment, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major redevelopments) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". Approximately 85.7% and 75.6% of Archstone's operating multifamily portfolio was classified as stabilized as of June 30, 1998 and 1997, respectively, based on total expected investment.

 Analysis of Same Store Community Results

  The results of Archstone's operating communities which were fully operating on April 1, 1997 ("Same Store Communities") continue to strengthen as a result of Archstone's consistent emphasis on customer-focused operations, combined with improving economic fundamentals in many of its markets. Following is a summary of Same Store Community results comparing the second quarter 1998 to the second quarter 1997 (dollars in thousands):

                                                           Three months ended
                                                         June 30, 1998 vs. 1997
                                                         ----------------------
Collections growth.....................................              4.52%
Property Operating Expense reduction (1)...............             (0.49%)
Net Operating Income growth (2)........................              7.55%
Number of units in Same Store Communities..............            31,673
Total expected investment of Same Store Communities....        $1,551,977

(1) Property Operating Expense: Operating expenses (excluding depreciation and interest expense) as adjusted to remove the accounting differences which result from capitalizing certain costs during the period of pre-stabilization and expensing those costs once the community has reached stabilization.

(2) Net Operating Income: Total collected revenues less Property Operating Expenses, as defined in Note 1 above.

 Homestead Interest and Homestead Convertible Mortgage Notes Receivable

  During the six month period ended June 30, 1998, Archstone funded the final $11.9 million under its $198.8 million total funding commitment to Homestead. As of June 30, 1998 the face amount of the convertible mortgage notes aggregated $221.3 million.

  During the six months ended June 30, 1998 and 1997, Archstone recorded $11.2 million and $7.0 million in interest income, respectively ($10.4 million and $6.4 million, respectively for purposes of calculating funds from operations), from the Homestead convertible mortgage notes receivable. The increase is a direct result of higher average outstanding note balances during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Archstone deducts from net earnings the interest income related to the amortization of the conversion discount and warrant-related deferred revenue in calculating funds from operations.

  The Homestead convertible mortgage notes receivable are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding, which would result in the ownership of approximately 19.2 million shares of Homestead common stock, if converted.

  See "--Funding Sources" for a discussion of the potential monetization of these notes and Atlantic's sale of its Homestead convertible mortgage notes receivable prior to the consummation of the Atlantic Merger.

 Depreciation Expense

  The increase in depreciation expense resulted primarily from the increase in the number and cost basis of operating communities, partially offset by dispositions.

Interest Expense

  The following table summarizes Archstone's interest expense (in thousands):

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                         1998           1997
                                                       --------        -------
   Credit facilities..............................     $  7,153        $ 7,298
   Long-Term Debt.................................       26,400         22,581
   Mortgages payable..............................        9,154          8,631
   Capitalized interest...........................      (11,078)        (8,751)
                                                       --------        -------
     Total interest expense.......................     $ 31,629        $29,759
                                                       ========        =======

  The decrease in interest cost on Archstone's credit facilities in 1998 resulted primarily from lower average balances outstanding during the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Long-Term Debt interest cost increased due to the issuance of $50 million of Long-Term Debt in March 1997 and $125 million of Long-Term Debt in March 1998. Mortgage interest cost increased as a result of additional weighted average debt outstanding due to mortgage assumptions related to community acquisitions which were partially offset by prepayments during the six months ended June 30, 1998 and 1997. The increase in interest costs was partially offset by an increase in capitalized interest which was attributable to higher levels of multifamily development activity for the six months ended June 30, 1998 as compared to the same period in 1997.

 General and Administrative Expenses

  Archstone's overall general and administrative expenses of $5.9 million during the six months ended June 30, 1998 compares favorably to the $9.9 million expensed during the six months ended June 30, 1997. This reduction is primarily attributable to the fact that Archstone did not pay a REIT management fee during the six months ended June 30, 1998 due to the termination of the REIT management agreement upon the internalization of Archstone's management companies which occurred in September 1997. This reduction is partially offset by: (i) the actual personnel and other operating costs, the development-related portion of which is capitalized, which are now paid directly by Archstone as a result of the internalization of management; and (ii) amounts paid to Security Capital under the administrative services agreement, the development-related portion of which is capitalized, which was entered into in September 1997, upon closing of the internalization transaction. Management believes that as a result of the Atlantic Merger, Archstone will identify further general and administrative expense savings due to incremental operating efficiencies and economies of scale which are expected to be realized in the future.

 Provision for Possible Loss on Investments

  During the three months ended June 30, 1998, management concluded that the full recovery of certain investments (primarily mortgage notes receivable secured by non-multifamily assets) was doubtful. As a result, a provision for possible loss was recorded to reduce these assets to their estimated net realizable value. A similar provision relating to certain multifamily investments held for disposition was recorded during the six months ended June 30, 1997.

 Gains on Dispositions of Depreciated Real Estate

  During the six months ended June 30, 1998, Archstone disposed of five multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $101.1 million. Archstone disposed of 23 multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $249.8 million during the six months ended June 30, 1997. For federal income tax purposes, the dispositions were generally structured as tax-deferred exchanges, which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition, and aggregate gains of $15.5 million and $37.2 million were recorded for the six months ended June 30, 1998 and 1997, respectively.

  Four multifamily communities and certain non-multifamily real estate assets having an aggregate carrying value of $70.3 million were held for disposition as of June 30, 1998. Subject to normal closing risks, Archstone expects to complete the disposition of these properties and use the proceeds to fund the development and acquisition of multifamily communities, using tax-deferred exchanges where appropriate.

 Three Months Ended June 30, 1998 and 1997

  Revenues and expenses for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the six months ended June 30, 1998 and 1997.

Liquidity and Capital Resources

  Archstone, the combined company, considers its liquidity and ability to generate cash from operations and financings to be adequate and expects it to continue to be sufficient to meet all of its known cash flow requirements.

 Operating Activities

  Net cash flow provided by operating activities increased by $21.3 million (30.4%) for the six months ended June 30, 1998 as compared to the same period in 1997. This increase was due primarily to increased cash generated by multifamily communities, which is expected to further increase in future periods as a result of the Atlantic Merger.

 Investing and Financing Activities

  During the six months ended June 30, 1998 and 1997, Archstone invested cash of $246.8 million and $371.3 million, respectively, in real estate investments relating primarily to the significant acquisition and development activity summarized in "-Overview" above. The $246.8 million invested in real estate and $11.9 million in fundings of Homestead convertible mortgage notes receivable (which fulfilled Archstone's total Homestead funding commitment) during the six months ended June 30, 1998 were financed primarily from $97.1 million of net proceeds from property dispositions (excluding $2.4 million held in escrow pending tax-deferred exchanges) and borrowings under Archstone's credit facilities. These credit facilities were partially repaid with proceeds from the issuance of $125 million of Long-Term Debt in March 1998 and $44.0 million in net proceeds from the sale of Common Shares in April 1998. The $371.3 million invested in real estate and $41.3 million in fundings of Homestead convertible mortgage notes receivable during the six months ended June 30, 1997 were financed primarily from $224.4 million in net proceeds from property dispositions (excluding $19.7 million held in escrow pending tax-deferred exchanges) and borrowings under Archstone's credit facilities which were partially repaid with $50 million in proceeds from Long-Term Debt issued in March 1997 and $54.3 million in net proceeds from the sale of 2.5 million Common Shares in June 1997.

  Other significant financing activity included the payment of $73.4 million and $59.5 million in Common Share distributions and Preferred Share dividends for the six months ended June 30, 1998 and 1997, respectively. The increase is primarily attributable to a 4.6% increase in the distributions paid per Common Share and an increase in the overall number of Common Shares outstanding. Preferred Share dividends decreased approximately $0.4 million during the respective periods as a result of conversion of Series A Preferred Shares to Common Shares which also resulted in increased Common Share distributions. Archstone prepaid mortgages of $25.9 million and $19.9 million during the six months ended June 30, 1998 and 1997, respectively.

  Significant non-cash investing and financing activities included the assumption of $22.7 million and $82.8 million of mortgage debt during the six months ended June 30, 1998 and 1997, respectively, and the conversion of Series A Preferred Shares to Common Shares aggregating $8.0 million and $23.0 million during the six months ended June 30, 1998 and 1997, respectively. The unrealized gain associated with the Homestead convertible mortgage notes receivable decreased $57.0 million to $26.8 million during the six months ended June 30, 1998 and increased $28.2 million to $103.1 million during the six months ended June 30, 1997. There was no unrealized gain on these notes as of July 24, 1998.

 Borrowings and Recent Offerings

  Upon consummation of the Atlantic Merger in July 1998, Archstone replaced its $350 million unsecured revolving line of credit with a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase. This new line of credit has terms similar to those of the old $350 million line of credit facility and matures in July 2001, at which time it may be converted into a two-year term loan, at Archstone's option. The new line of credit had approximately $475.0 million of borrowings outstanding as of August 11, 1998.

  In May 1998, Atlantic entered into a $150 million unsecured credit facility to provide bridge financing until the Atlantic Merger was consummated. This obligation was assumed by Archstone (with all of Atlantic's other debt) in the Atlantic Merger and matures in September 1998. Borrowings on this credit facility bear interest at prime or, at Archstone's option, LIBOR plus 0.90%. Archstone pays an annual facility fee of 0.15% on the unused commitment. This credit facility had approximately $55.0 million of borrowings outstanding as of August 11, 1998.

  On September 9, 1996, Archstone entered into a short-term, unsecured borrowing agreement with Chase. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under terms similar to the previous agreement. The agreement matures in July 1999 and bears interest at an overnight rate that ranged from 6.0% to 7.1% during the six months ended June 30, 1998. This agreement had approximately $34.4 million of borrowings outstanding as of August 11, 1998.

  On March 6, 1998, Archstone issued $125 million of 7.20% Long-Term Debt, the proceeds from which were used to pay down balances on Archstone's credit facilities. The 7.20% Notes pay interest semi-annually on March 1 and September 1 of each year through maturity on March 1, 2013, and have an average effective interest rate of 7.86% with an average life of 13.0 years. Annual principal payments of $25 million commence on March 1, 2009.

  On April 23, 1998, Archstone sold 2,049,587 Common Shares at $22.6875 per share in an underwritten public offering. The net proceeds of $44.0 million (net of underwriting discount and offering costs) were used to repay borrowings under Archstone's credit facilities.

  See "--Atlantic Merger" for a summary of Archstone's pro forma liabilities and shareholders equity for the combined company as of June 30, 1998, giving effect to the Atlantic Merger.

 Scheduled Debt Maturities and Interest Payment Requirements

  In order to minimize refinancing risk, Archstone's long-term debt obligations are carefully structured to create a relatively level principal maturity schedule without large payments due in any future year. Approximate principal reductions due during each of the calendar years in the five-year period ending December 31, 2017 and thereafter, as of June 30, 1998 for the combined company on a pro forma basis giving effect to the Atlantic Merger, are as follows (in thousands):

                      Credit       Long-Term
                    Facilities       Debt        Mortgages        Total
                    ----------     ---------     ---------     ----------
1998............     $ 39,530      $      -      $ 33,342      $   72,872
1999............       58,101        30,000        10,644          98,745
2000............            -             -        20,474          20,474
2001............      419,606        12,500        31,668         463,774
2002............            -        47,746        20,293          68,039
2003............            -        51,455        11,082          62,537
2004............            -        51,455         5,263          56,718
2005............            -        51,455        20,991          72,446
2006............            -        51,455        17,492          68,947
2007............            -        51,455         6,671          58,126
2008............            -        51,455        22,955          74,410
2009............            -        71,414         6,027          77,441
2010............            -        63,750         9,702          73,452
2011............            -        50,000         7,009          57,009
2012............            -        55,000         7,324          62,324
2013............            -        70,497         7,726          78,223
2014............            -        52,997        21,214          74,211
2015............            -        50,496        43,377          93,873
2016............            -        55,496         8,736          64,232
2017............            -        40,496         9,473          49,969
  Thereafter....            -             -        99,148          99,148
                     --------      --------      --------      ----------
  Total.........     $517,237      $909,122      $420,611      $1,846,970
                     ========      ========      ========      ==========

  Archstone's (the combined company's) credit facilities, mortgages payable and Long-Term Debt had overall effective interest rates of 6.98%, 6.43% and 7.65%, respectively, as of June 30, 1998.

 Shareholder Dividends/Distributions

  Archstone paid first and second quarter 1998 distributions of $0.34 per Common Share on February 25, 1998 and May 28, 1998. On July 8, 1998, the Archstone Board declared a cash distribution of $0.355 per Common Share, payable on August 27, 1998, to Archstone shareholders of record on August 13, 1998. On March 31 and June 30, 1998, Archstone paid quarterly dividends of $0.4579 per Series A Preferred Share and $0.5625 per Series B Preferred Share. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Atlantic Merger" for additional information on the increase in Archstone's distribution levels subsequent to the closing of the Atlantic Merger.

  Based on current distribution levels and the number of shares outstanding for the combined company at June 30, 1998, Archstone has the following annual dividend/distribution requirements (in thousands):

     Common Share distributions..................................  $202,836
     Series A Preferred Share dividends..........................     9,736
     Series B Preferred Share dividends..........................     9,450
     Series C preferred share dividends..........................     4,312
                                                                   --------
     Total dividend/distribution requirements....................  $226,334
                                                                   ========

 Commitments and Contingencies

  At June 30, 1998, Archstone had unfunded multifamily construction and redevelopment commitments aggregating approximately $353.7 million ($491.9 million on a pro forma basis giving effect to the Atlantic Merger). Archstone, the combined company, anticipates completion of these communities that are currently under construction and the planned redevelopments in 1998 and 1999. Actual costs incurred could be greater or less than Archstone's current estimates.

  Archstone is a party to various claims and routine litigation arising in the ordinary course of business. Archstone does not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

 Funding Sources

  Archstone expects to finance its investment and operating needs, including those outlined above, with cash flow from operating activities, borrowings under its credit facilities and disposition proceeds prior to arranging long-term financing. Archstone uses its credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields.

  Other sources of future liquidity and financial flexibility include:

(i) Archstone has $399.4 million in shelf-registered securities which can be issued in the form of Long-Term Debt, Common Shares or preferred shares on an as-needed basis, subject to its ability to effect offerings on satisfactory terms. Management expects to increase the dollar amount of shelf-registered securities to enhance Archstone's ability to utilize this option as a funding source. Archstone believes that its current conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 31.8% at June 30, 1998, on a pro forma basis giving effect to the Atlantic Merger, provides considerable financial flexibility to fund its investment activities through the issuance of additional Long-Term Debt;



(ii) Archstone may monetize its $221.3 million (face amount at June 30, 1998) investment in the Homestead convertible mortgage notes receivable in the future. Management views the potential sale or other monetization of these assets as an attractive funding source that will be closely evaluated. Although there is no established market for these securities, management's ability to consummate this type of transaction was demonstrated in July 1998 when, prior to the consummation of the Atlantic Merger, Atlantic sold all of its Homestead convertible mortgage notes receivable for $119.4 million plus accrued interest of $1.0 million, which resulted in a taxable gain of approximately $8.9 million. The net proceeds from the sale of these notes were used to pay down Atlantic's credit facilities.

 Expected Impact of Year 2000 Issue

  Archstone has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and, if not, the efforts that will be necessary to bring the programs into compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

  Archstone has not identified any computer system or application for which a failure to be Year 2000 compliant would result in a material adverse impact on PTR's business activities or results of operations. However, the preliminary results of this review indicate that certain of Archstone's accounting and financial reporting applications are not Year 2000 compliant. In order to enhance operating efficiencies, Archstone has already undertaken a project that will replace these core financial systems with computer software that will better serve Archstone in the future. This new software, which is expected to be fully operational by the second quarter of 1999, is Year 2000 compliant.

  Archstone is currently evaluating Year 2000 modifications to other existing software programs. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner.

 Capital Expenditures

  As part of its operating strategy, Archstone conducts regular reviews of its assets which involves an evaluation of each community's physical condition relative to management's business objectives as well as the community's competitive position in its market. In conducting these evaluations, management considers Archstone's return on investment in relation to its long-term cost of capital as well as its research and analysis of competitive market factors.

  In conjunction with the acquisition and related underwriting of a multifamily operating community, Archstone prepares acquisition budgets that encompass the incremental capital needed to achieve Archstone's investment objectives. These expenditures, combined with the initial acquisition costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

  Other capital expenditures on operating communities are classified as either "redevelopment" or "recurring". The redevelopment category includes redevelopment, revenue-enhancing and expense-reducing capital expenditures Redevelopment initiatives are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities. Revenue-enhancing expenditures include investments which are expected to produce incremental community revenues, such as building garages/carports, adding storage facilities or gating a community. Expense-reducing expenditures include items such as water submetering systems and xeriscaping which reduce future operating costs. Archstone had 14 communities representing $328.5 million in total expected investment undergoing major redevelopment activities as of June 30, 1998. Overall redevelopment expenditures (including revenue-enhancing and expense-reducing expenditures) aggregated $17.7 million during the six months ended June 30, 1998. Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with Archstone's stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

  Repairs and maintenance and make-ready expenditures, including carpet and appliance replacements, are expensed as incurred, to the extent they are not acquisition related costs identified during Archstone's pre-acquisition due-diligence. Make-ready expenditures are costs incurred in preparing a vacant multifamily unit for the next resident.

  Funds From Operations

  Funds from operations is defined as net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) from depreciated real estate, provisions for possible losses, non-cash interest income, extraordinary items and significant non-recurring items. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. Archstone believes that funds from operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash made available to shareholders. Cash distributions paid to shareholders are described above under
"--Distributions."   Following is a reconciliation of net earnings to funds from operations (amounts in thousands):



                                                                                          Three Months             Six Months
                                                                                          Ended June 30,          Ended June 30,
                                                                                       --------------------------------------------
                                                                                         1998        1997        1998        1997
                                                                                       --------    --------    --------    --------
Net earnings attributable to Common Shares -- Basic.............................       $ 23,291    $ 30,132    $ 63,362    $ 70,708

Add (Deduct):
  Depreciation on real estate investments.......................................         16,115      12,639      32,373      24,688
  Gains on dispositions of depreciated real estate, net.........................             --     (11,872)    (15,484)    (37,207)
  Provision for possible loss on investments....................................          3,000          --       3,000       1,500
  Other, net....................................................................           (307)       (283)       (739)       (528)
                                                                                       --------    --------    --------    --------
Funds from operations attributable to Common Shares -- Basic....................         42,099      30,616      82,512      59,161
Add Back: Dividends on Series A Preferred Shares................................          2,414       2,443       4,784       5,116
                                                                                       --------    --------    --------    --------
Funds from operations attributable to Common Shares -- Diluted..................       $ 44,513    $ 33,059    $ 87,296    $ 64,277
                                                                                       ========    ========    ========    ========
Weighted average Common Shares outstanding -- Basic.............................         94,442      77,398      93,617      76,639
                                                                                       ========    ========    ========    ========
Weighted average Common Shares outstanding -- Diluted (1).......................        101,416      85,504     100,834      84,915
                                                                                       ========    ========    ========    ========

(1) See "Item 1. Financial Statements, Note 1, General" for a reconciliation of basic to diluted weighted average Common Shares outstanding.

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  At the annual shareholders meeting held June 29, 1998, shareholders elected the following Trustees to office:



                                              Common Shares        Common Shares
                                                 in Favor             Against
                                              -------------        -------------
Calvin K. Kessler..........................      86,465,147            311,418
James H. Polk, III.........................      82,607,915          4,168,650
John C. Schweitzer.........................      86,450,179            326,386
James A. Cardwell..........................      82,632,851          4,143,714
John T. Kelley, III........................      82,625,661          4,150,904
C. Ronald Blankenship......................      86,436,655            339,910
William G. Myers...........................      86,450,732            325,833
R. Scot Sellers............................      86,427,396            349,169

  Additionally, shareholders approved the following proposals at the June 29, 1998 annual meeting:

     (i) The proposed transaction whereby Security Capital Atlantic Incorporated, an affiliate of Security Capital Group Incorporated, would be merged with and into PTR, with 75,312,371 Common Shares voted in favor, 3,183,466 Common Shares voted against, 436,486 Common Shares abstained, and 7,844,242 Common Shares voted as broker non-votes. As a result of the Atlantic Merger, the following additional trustees were elected to the Archstone Board: Constance B. Moore, James C. Potts, John M. Richman, Manuel A. Garcia, III, and Ned S. Holmes. Additionally, upon consummation and pursuant to the terms of the Atlantic Merger, Mr. Blankenship became an Advisory Trustee.

     (ii) An Amended and Restated Declaration of Trust which, among other things: (i) changed PTR's name to "Archstone Communities Trust"; (ii) increased the total number of authorized shares of beneficial interest from 150,000,000 to 250,000,000; (iii) divided the board of trustees into three classes of trustees, each serving three-year terms; and
          (iv) eliminated certain restrictions on the company's operations and ability to enter into certain types of transactions, with 65,607,866 Common Shares voted in favor, 12,845,013 Common Shares voted against, 479,441 Common Shares abstained, and 7,844,245 Common Shares voted as broker non-votes.

    (iii) Amendments to PTR's incentive plans increasing the number of PTR Common Shares available for award thereunder in an amount equal to the number of shares authorized under the corresponding Atlantic option plans, with 64,788,750 Common Shares voted in favor, 12,992,785 Common Shares voted against, 1,150,786 Common Shares abstained, and 7,844,244 Common Shares voted as broker non-votes.

                           PART II--OTHER INFORMATION
                                  (Continued)


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits:


         10.1    --Amended and Restated Credit Agreement dated July 7, 1998

         12.2 --Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividend

         15      --Letter from KPMG Peat Marwick LLP dated August 13, 1998
                   regarding unaudited financial information

         27.1    --Financial Data Schedule

         27.2    --Restated Financial Data Schedule

  (b) Reports on Form 8-K:

           Date                 Item Reported              Financial Statements
      ---------------           -------------              --------------------
      April 3, 1998             Item 5, Item 7                      No
      April 23, 1998            Item 5, Item 7                      Yes
      April 28, 1998            Item 5, Item 7                      No
      July 7, 1998              Item 5, Item 7                      No
      July 15, 1998             Item 2, Item 7                      No

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ARCHSTONE COMMUNITIES TRUST



                                    By:  /s/ William Kell
                                        ------------------
                                           William Kell
                                       Senior Vice President
                                   (Principal Financial Officer)




                                    BY:   /s/   Ash K. Atwood
                                          -------------------
                                             Ash K. Atwood,
                                             Vice President
                                   (Principal Accounting Officer)


Date: August 13, 1998