Form 10-Q
period 1998-09-30
ARCHSTONE COMMUNITIES TRUST/
filed 1998-11-16
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________.

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


                            Yes    X    No
                                -------    -------

The number of the Registrant's common shares outstanding as of November 10, 1998 was 143,291,864.

                          ARCHSTONE COMMUNITIES TRUST

                                     INDEX


                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.   Condensed Financial Information

 Item 1.  Financial Statements
          Condensed Balance Sheets--September 30, 1998 (unaudited) and December
            31, 1997..................................................................        3
          Condensed Statements of Operations--Three and nine months ended September
             30, 1998 and 1997 (unaudited)............................................        4
          Condensed Statement of Shareholders' Equity--Nine months ended September
             30, 1998 (unaudited).....................................................        5
          Condensed Statements of Cash Flows--Nine months ended September 30, 1998
             and 1997 (unaudited).....................................................        6
          Notes to Condensed Financial Statements (unaudited).........................        7
          Independent Accountants' Review Report......................................       18


 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................       19


PART II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K...........................................        35

                          ARCHSTONE COMMUNITIES TRUST

                            CONDENSED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                   September 30,     December 31,
                                                                                       1998              1997
                                                                                   -------------     ------------
                                                                                    (unaudited)
                                ASSETS
Real estate....................................................................     $4,723,920        $2,604,919
Less accumulated depreciation..................................................        181,992           129,718
                                                                                   -------------     ------------
                                                                                     4,541,928         2,475,201
Homestead convertible mortgage notes receivable................................        202,366           272,556
Other mortgage notes receivable................................................         10,745            12,682
                                                                                   -------------     ------------
     Net investments...........................................................      4,755,039         2,760,439
Cash and cash equivalents......................................................          9,239             4,927
Restricted cash in tax-deferred exchange escrow................................         86,315                --
Other assets...................................................................         72,999            40,320
                                                                                   -------------     ------------
     Total assets..............................................................     $4,923,592        $2,805,686
                                                                                   =============     ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Unsecured credit facilities..................................................     $  673,753        $  231,500
  Long-Term Unsecured Debt.....................................................        955,244           630,000
  Mortgages payable............................................................        433,591           265,652
  Distributions payable........................................................             --            31,495
  Accounts payable.............................................................         60,771            35,352
  Accrued expenses and other liabilities.......................................        109,239            71,251
                                                                                   -------------     ------------
     Total liabilities.........................................................      2,232,598         1,265,250
                                                                                   -------------     ------------
Minority interest..............................................................         21,779                --
                                                                                   -------------     ------------
Shareholders' equity:
  Series A Preferred Shares (4,820,915 convertible shares in 1998 and
    5,408,393  in 1997; stated liquidation preference of $25 per share)........        120,523           135,210
  Series B Preferred Shares (4,200,000 shares; stated liquidation preference
    of $25 per share)..........................................................        105,000           105,000
  Series C Preferred Shares (2,000,000 shares; stated liquidation preference
    of $25 per share)..........................................................         50,000                --
  Common Shares (143,182,781 shares in 1998 and 92,633,724 in 1997)............        143,183            92,634
  Additional paid-in capital...................................................      2,373,520         1,268,741
  Employee share purchase notes................................................        (27,382)          (17,238)
  Unrealized holding gain on Homestead convertible mortgage notes receivable...             --            83,794
  Distributions in excess of net earnings......................................        (95,629)         (127,705)
                                                                                   -------------     ------------
     Total shareholders' equity................................................      2,669,215         1,540,436
                                                                                   -------------     ------------
     Total liabilities and shareholders' equity................................     $4,923,592        $2,805,686
                                                                                   =============     ============

              The accompanying notes are an integral part of the
                        condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                       CONDENSED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended        Nine Months Ended
                                                                             September 30,            September 30,
                                                                         --------------------     --------------------
                                                                           1998        1997        1998         1997
                                                                         --------     -------     --------    --------
Revenues:
  Rental revenues.....................................................   $151,516     $85,760     $331,621    $247,122
  Interest income on Homestead convertible mortgage notes.............      5,825       4,430       17,065      11,404
  Other income........................................................      1,704         686        4,146       2,024
                                                                         --------     -------     --------    --------
                                                                          159,045      90,876      352,832     260,550
                                                                         --------     -------     --------    --------
Expenses:
  Rental expenses (including $2,139 and $7,642 paid to affiliates for
   the three and nine months ended September 30, 1997, respectively)       43,300      24,817       90,823      71,004
  Real estate taxes...................................................     12,971       7,135       28,623      21,059
  Depreciation on real estate investments.............................     31,903      13,364       64,276      38,052
  Interest............................................................     24,522      15,943       56,151      45,702
  General and administrative:
     Paid to affiliate................................................      1,255       3,945        2,994      13,268
     Other............................................................      3,881         723        8,005       1,311
  Nonrecurring expenses:
     Branding strategy and Atlantic Merger integration................      2,193          --        2,193          --
     Costs incurred in acquiring Management Companies from an
        affiliate.....................................................         --      71,707           --      71,707
  Other...............................................................      1,059          99        4,459       1,963
                                                                         --------     -------     --------    --------
                                                                          121,084     137,733      257,524     264,066
                                                                         --------     -------     --------    --------
Earnings (loss) from operations.......................................     37,961     (46,857)      95,308      (3,516)
  Gains on dispositions of depreciated real estate, net...............     21,204      10,723       36,688      47,930
                                                                         --------     -------     --------    --------
Earnings (loss) before extraordinary item.............................     59,165     (36,134)     131,996      44,414
  Less:  Extraordinary item  write-off of unamortized loan costs......      1,497          --        1,497          --
                                                                         --------     -------     --------    --------
Net earnings (loss)...................................................     57,668     (36,134)     130,499      44,414
  Less:  Preferred Share dividends....................................      5,723       4,785       15,192      14,625
                                                                         --------     -------     --------    --------
Net earnings (loss) attributable to Common Shares -- Basic............   $ 51,945    $(40,919)    $115,307    $ 29,789
                                                                         ========     =======     ========    ========
Weighted average Common Shares outstanding -- Basic...................    143,059      81,506      110,278      78,280
                                                                         --------     -------     --------    --------
Weighted average Common Shares outstanding -- Diluted.................    150,600      81,540      117,492      78,314
                                                                         --------     -------     --------    --------
Earnings (loss) before extraordinary item per Common Share:
  Basic and Diluted...................................................   $   0.37    $  (0.50)    $   1.06    $   0.38
                                                                         ========     =======     ========    ========
Net earnings (loss) per Common Share:
  Basic...............................................................   $   0.36    $  (0.50)    $   1.05    $   0.38
                                                                         ========     =======     ========    ========
  Diluted.............................................................   $   0.36    $  (0.50)    $   1.04    $   0.38
                                                                         ========     =======     ========    ========
Distributions paid per Common Share...................................   $  0.355    $  0.325     $  1.035    $  0.975
                                                                         ========     =======     ========    ========

     The accompanying notes are an integral part of the condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                  CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY

                      Nine Months Ended September 30, 1998

                       (In thousands, except share data)
                                  (Unaudited)

                                                            Shares of beneficial
                                                          interest, $1.00 par value
                                           -------------------------------------------------------
                                            Series A        Series B        Series C
                                            Preferred       Preferred       Preferred       Common
                                            Shares at       Shares at       Shares at       Shares
                                            aggregate       aggregate       aggregate         at
                                           liquidation     liquidation     liquidation       par
                                           preference      preference      preference       value
                                           -----------     -----------     -----------     --------

Balances at December 31, 1997...........    $135,210        $105,000         $    --       $ 92,634

  Comprehensive income:
    Net earnings........................          --              --              --             --
    Preferred Share dividends paid......          --              --              --             --
    Other comprehensive income -
    Change in unrealized holding
      gain on Homestead convertible
      mortgage notes receivable.........          --              --              --             --

 Comprehensive income attributable
    to Common Shares....................

 Common Share distributions.............          --              --              --             --
 Atlantic Merger........................          --              --          50,000         47,752
 Sale of shares, net of expenses........          --              --              --          2,050
 Conversion of 588,678 Series A
   Preferred Shares into 792,849
   Common Shares........................     (14,687)             --              --            793
 Other, net.............................          --              --              --            (46)
                                            ---------       --------         -------       ---------
Balances at September 30, 1998..........    $120,523        $105,000         $50,000       $143,183
                                            =========       ========         =======       =========

                                                                         Unrealized
                                                                           holding
                                                            Employee       gain on
                                             Additional       share       Homestead      Distributions
                                              paid-in       purchase     convertible     in excess of
                                              capital         notes       mortgages      net earnings        Total
                                             ----------     ---------    -----------     -------------     ----------
Balances at December 31, 1997...........     $1,268,741     $(17,238)     $ 83,794        $(127,705)       $1,540,436
                                                                                                           ----------
  Comprehensive income:
    Net earnings........................             --           --            --          130,499           130,499
    Preferred Share dividends paid......             --           --            --          (15,192)          (15,192)
    Other comprehensive income -
    Change in unrealized holding
      gain on Homestead convertible
      mortgage notes receivable.........             --           --       (83,794)              --           (83,794)
                                                                                                           ----------
 Comprehensive income attributable
    to Common Shares....................                                                                       31,513
                                                                                                           ----------
 Common Share distributions.............             --           --            --          (83,231)          (83,231)
 Atlantic Merger........................      1,049,751      (11,338)           --               --         1,136,165
 Sale of shares, net of expenses........         41,959           --            --               --            44,009
 Conversion of 588,678 Series A
   Preferred Shares into 792,849
   Common Shares........................         13,894           --            --               --                --
 Other, net.............................           (825)       1,194            --               --               323
                                             ----------     ---------    -----------     -------------     ----------
Balances at September 30, 1998..........     $2,373,520     $(27,382)     $     --        $ (95,629)       $2,669,215
                                             ==========     =========    ===========     =============     ==========

              The accompanying notes are an integral part of the
                        condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ----------------------------------
                                                                                    1998                 1997
                                                                               --------------       -------------
Operating activities:
  Net earnings.............................................................      $ 130,499            $  44,414
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization..........................................         64,470               39,334
    Gains on dispositions of depreciated real estate, net..................        (36,688)             (47,930)
    Provision for possible loss on investments.............................          3,000                1,500
    Extraordinary item--write-off of unamortized loan costs................          1,497                   --
    Costs incurred in acquiring Management Companies from an affiliate.....             --               71,707
  Change in accounts payable...............................................         (3,955)               1,097
  Change in accrued expenses and other liabilities.........................         10,430                3,771
  Change in other operating assets.........................................        (15,362)             (12,225)
                                                                                 ---------            ---------
    Net cash flow provided by operating activities.........................        153,891              101,668
                                                                                 ---------            ---------
Investing activities:
  Real estate investments..................................................       (437,543)            (468,720)
  Proceeds from dispositions, net of closing costs.........................        221,177              284,191
  Cash acquired in Atlantic Merger.........................................         79,359                   --
  Change in tax-deferred exchange escrow...................................        (86,315)             (22,918)
  Funding of Homestead convertible mortgage notes receivable...............        (11,895)             (61,250)
  Advances on other mortgage notes receivable..............................         (1,600)              (3,763)
  Principal repayments on other mortgage notes receivable..................          1,238                1,443
                                                                                 ---------            ---------
    Net cash flow used in investing activities.............................       (235,579)            (271,017)
                                                                                 ---------            ---------
Financing activities:
  Proceeds from Long-Term Unsecured Debt...................................        171,200               50,000
  Debt issuance costs incurred.............................................         (8,999)              (1,424)
  Principal prepayment of mortgages payable................................        (39,950)             (26,543)
  Regularly scheduled principal payments on mortgages payable..............         (3,181)              (2,225)
  Proceeds from unsecured credit facilities................................        768,529              884,782
  Principal payments on unsecured credit facilities........................       (716,048)            (895,549)
  Proceeds from sale of Common Shares, net.................................         44,009              249,223
  Cash distributions paid on Common Shares.................................       (114,726)             (75,472)
  Cash dividends paid on Preferred Shares..................................        (15,192)             (14,625)
  Other....................................................................            358                1,753
                                                                                 ---------            ---------
    Net cash flow provided by financing activities.........................         86,000              169,920
                                                                                 ---------            ---------
Net change in cash and cash equivalents....................................          4,312                  571
Cash and cash equivalents at beginning of period...........................          4,927                5,601
                                                                                 ---------            ---------
Cash and cash equivalents at end of period.................................      $   9,239            $   6,172
                                                                                 =========            =========

See Note 8 for supplemental information on significant non-cash investing and financing activities.

     The accompanying notes are an integral part of the condensed financial statements.

                          ARCHSTONE COMMUNITIES TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          September 30, 1998 and 1997
                                  (Unaudited)

(1) General

     In July 1998, Security Capital Atlantic Incorporated ("Atlantic") was merged with and into Security Capital Pacific Trust ("PTR"). This transaction is hereafter referred to as the "Atlantic Merger". Upon consummation of the Atlantic Merger, the name of the company was changed to Archstone Communities Trust ("Archstone"). Financial information and references throughout this document are labeled "Archstone" for both pre- and post-merger periods as a result of this name change. Archstone's financial statements and related footnotes as of and for the three and nine months ended September 30, 1998 give effect to the Atlantic Merger which was accounted for under the purchase method. See Note 2 for a more complete discussion of the Atlantic Merger.

     The condensed financial statements of Archstone are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone's 1997 Annual Report on Form 10-K ("1997 Form 10-K").

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not indicative of the results to be expected for the entire year.

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


 New Accounting Rules

     In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" was issued which requires that costs associated with start-up activities such as the opening of a new business or division be expensed as incurred. The new rules, which become effective January 1, 1999, are not expected to have a material impact on Archstone's financial position or results of operations.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective January 1, 2000, are not expected to have a material impact on Archstone's financial position or results of operations. Archstone had no open derivative financial instruments outstanding which could result in a loss to the company as of September 30, 1998.


 Per Share Data

     Following is a reconciliation of the calculation used to compute basic net earnings (loss) per Archstone common share of beneficial interest, par value $1.00 per share ("Common Share"), to that used to compute diluted net earnings
(loss) per Common Share, for the periods indicated (in thousands, except per share amounts):

                          ARCHSTONE COMMUNITIES TRUST

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                          September 30, 1998 and 1997
                                  (Unaudited)


                                                                            Three  Months Ended   Nine Months Ended
                                                                               September 30,          September 30,
                                                                          ---------------------   ---------------------
                                                                             1998         1997         1998      1997
                                                                          ---------------------   ---------------------
Reconciliation of numerator between basic and
diluted net earnings (loss) per Common Share:
Net earnings (loss) attributable to Common Shares--Basic.................. $51,945     $(40,919)     $115,307   $29,789
    Dividends on  Series A Preferred Shares...............................   2,333        2,423         7,117     7,539
    Minority interest.....................................................     323           --           323        --
                                                                           -------     --------      --------   -------
Net earnings (loss) attributable to Common Shares--Diluted................ $54,601     $(38,496)     $122,747   $37,328
                                                                           =======     ========      ========   =======

Reconciliation of denominator between basic and diluted net earnings (loss) per Common Share:

Weighted average number of Common Shares outstanding--Basic............... 143,059       81,506       110,278    78,280
    Assumed conversion of Series A Preferred Shares into Common Shares....   6,625           --         6,878        --
    Minority interest.....................................................     908           --           307        --
    Incremental options outstanding.......................................       8           34            29        34
                                                                           -------      --------     --------   -------
Weighted average number of Common Shares outstanding--Diluted............. 150,600       81,540       117,492    78,314
                                                                           =======      ========     ========   =======

(2)  Atlantic Merger

     In July 1998, Atlantic, a multifamily real estate investment trust ("REIT") which operated primarily in the mid-Atlantic and southeastern United States, was merged with and into PTR. The combined company has continued its existence under the name Archstone and is traded on the New York Stock Exchange ("NYSE") under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Archstone Series C cumulative redeemable preferred shares (the "Series C Preferred Shares"). As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

     In addition to approving the Atlantic Merger, PTR shareholders also approved the following matters: (i) an amended and restated declaration of trust which, among other things, changed PTR's name to Archstone, increased the authorized shares from 150,000,000 to 250,000,000, divided the Archstone Board of Trustees (the "Board") into three classes, each serving staggered three year terms, and eliminated certain restrictions on the company's operations and ability to enter into certain types of transactions; and (ii) an increase in the number of Common Shares available for award under the Archstone 1997 Long-Term Incentive Plan ("Incentive Plan") and the Archstone 1996 Share Option Plan for Outside Trustees in amounts equal to the number of shares authorized under the corresponding Atlantic option plans.

     At September 30, 1998, Security Capital Group Incorporated ("Security Capital"), which voted its shares in favor of the Atlantic Merger, owned approximately 38% of the outstanding Common Shares and is Archstone's largest shareholder.

                          ARCHSTONE COMMUNITIES TRUST

     As part of the Atlantic Merger, Archstone's Common Share distributions and Series A cumulative convertible preferred share (the "Series A Preferred Share") dividends were adjusted subsequent to the close of the transaction to an annualized level of $1.42 per Common Share and $1.91 per Series A Preferred Share. The annualized dividend level of Archstone's Series B cumulative redeemable preferred shares (the "Series B Preferred Shares") and Series C Preferred Shares issued in the Atlantic Merger remained the same at $2.25 and $2.1563 per share, respectively. See Note 6 for additional information on Archstone's cash distributions and dividends.

     The following summarized pro forma unaudited information represents the combined historical operating results of PTR and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of what Archstone's actual operating results would have been had PTR and Atlantic constituted a single entity during such periods (in thousands, except per share amounts):


                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                        -------------------------   ------------------------
                                                             1998        1997         1998           1997
                                                        ------------  -----------   -----------   ------------
                                                           (actual)
Rental income...........................................    $151,516   $128,703     $428,450        $370,887
                                                            ========   ========     ========        ========
Net earnings (loss) attributable to Common Shares
   before extraordinary items...........................     $53,442   $(28,489)    $139,847         $64,368
                                                            ========   ========     ========        ========
Net earnings (loss) attributable to Common Shares.......     $51,945   $(28,489)    $138,127         $64,368
                                                            ========   ========     ========        ========
Weighted average Common Shares outstanding:
       Basic............................................     143,059    124,504      141,938         119,005
                                                            ========   ========     ========        ========
       Diluted..........................................     150,600    124,538      141,967         119,039
                                                            ========   ========     ========        ========
Earnings (loss) attributable to Common Shares before
extraordinary items per Common Share:
      Basic and Diluted.................................      $0.37     $(0.23)        $0.99           $0.54
                                                            ========   ========     ========        ========
Net earnings (loss) attributable to Common Shares per
Common Share:
      Basic and Diluted.................................       $0.36    $(0.23)        $0.97           $0.54
                                                            ========   ========     ========        ========

     As a result of the Atlantic Merger, Archstone incurred approximately $1.1 million in merger integration costs. Additionally, in conjunction with the Atlantic Merger, Archstone introduced a national branding strategy with the objective of achieving long-term brand loyalty, lower resident turnover and greater market share. Archstone incurred approximately $1.1 million of costs for the implementation of its branding strategy.

                          ARCHSTONE COMMUNITIES TRUST

(3) Real Estate

 Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                    September 30, 1998 (1)         December 31, 1997
                                                    ----------------------      ----------------------
                                                    Investment      Units       Investment      Units
                                                    ----------      ------      ----------      ------
Multifamily:
   Operating communities..........................  $3,917,534      69,515      $2,237,789      43,465
   Communities under construction (2).............     688,588      13,471         232,770       5,545
Development communities In Planning (2) (3):
     Owned........................................      64,139       4,334          80,781       4,468
     Under Control (4)............................          --       5,850              --       6,090
                                                    ----------      ------      ----------      ------
       Total development communities In Planning..      64,139      10,184          80,781      10,558
  Other land held.................................      30,789          --          27,517          --
                                                    ----------      ------      ----------      ------
       Total multifamily..........................   4,701,050      93,170       2,578,857      59,568
                                                                    ======                      ======
  Non-multifamily.................................      22,870                      26,062
                                                    ----------                  ----------
       Total real estate..........................  $4,723,920                  $2,604,919
                                                    ==========                  ==========

(1) Includes the real estate assets acquired in the Atlantic Merger.
(2) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.
(3) "In Planning" is defined as parcels of land owned or Under Control upon which multifamily construction is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of multifamily communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(4) Archstone's investment as of September 30, 1998 and December 31, 1997 for developments Under Control was $3.0 million and $3.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's balance sheets.

 Capital Expenditures


     In conjunction with the underwriting of each acquisition of a multifamily operating community, Archstone prepares acquisition budgets that encompass the incremental capital needed to achieve Archstone's investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

     As part of its operating strategy, Archstone conducts regular reviews of its assets to evaluate each community's physical condition relative to management's business objectives and the community's competitive position in its market. In conducting these evaluations, management considers Archstone's return on investment in relation to its long-term cost of capital as well as its research and analysis of competitive market factors.

                          ARCHSTONE COMMUNITIES TRUST

     Capital expenditures for operating communities are classified as either "redevelopment" or "recurring". The redevelopment category includes: (i) redevelopment initiatives, which are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities; (ii) revenue-enhancing expenditures, which include investments that are expected to produce incremental community revenues, such as building garages/carports, adding storage facilities or gating a community; and (iii) expense-reducing expenditures, which include items such as water submetering systems and xeriscaping that reduce future operating costs.

     Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with Archstone's stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

     Repairs, maintenance and make-ready expenditures, including the replacement of carpet, appliances and HVAC systems, are expensed as incurred, to the extent they are not acquisition-related costs identified during Archstone's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant multifamily unit for the next resident.

     The change in investments in real estate, at cost, consisted of the following (in thousands):

     Balance at January 1, 1998.................................... $2,604,919
       Multifamily:
         Real estate assets acquired in the Atlantic Merger........  1,823,727
         Acquisition-related expenditures..........................    170,635
         Redevelopment expenditures................................     34,611
         Recurring capital expenditures............................      6,496
         Development expenditures, excluding land acquisitions.....    243,290
         Acquisition and improvement of land for development.......     36,957
         Dispositions..............................................   (188,853)
         Provision for possible loss on investments................       (700)
                                                                    ----------
     Net multifamily activity......................................  4,731,082
     Non-multifamily dispositions..................................     (7,162)
                                                                    ----------
     Balance at September 30, 1998................................. $4,723,920
                                                                    ==========

     At September 30, 1998, Archstone had unfunded multifamily construction and redevelopment commitments aggregating approximately $470.1 million.

 Gains on Dispositions of Investments

     During the nine months ended September 30, 1998, Archstone disposed of 11 multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $223.5 million. As of September 30, 1998, Archstone held a portion of the 1998 disposition proceeds aggregating $86.3 million in an interest bearing escrow account, pending the acquisition of other multifamily communities to complete tax-deferred exchanges or the repayment of borrowings under Archstone's credit facilities. Archstone disposed of 25 multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $290.5 million during the nine months ended September 30, 1997. For federal income tax purposes, the dispositions were generally structured as tax-deferred exchanges, which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition and aggregate gains of $36.7 million and $47.9 million were recorded for the nine months ended September 30, 1998 and 1997, respectively.

                          ARCHSTONE COMMUNITIES TRUST

     As part of Archstone's asset optimization strategy, 17 multifamily communities and certain non-multifamily real estate assets with an aggregate carrying value of approximately $226.7 million were held for disposition as of September 30, 1998. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. Operating communities are not depreciated during the period for which they are determined to be held for disposition. Subject to normal closing risks, Archstone expects to complete the disposition of many of these properties and redeploy a portion of the net proceeds into the development or acquisition of multifamily communities, and use the remainder of the proceeds to repay balances under Archstone's credit facilities. The property level earnings, after interest and depreciation, from communities held for disposition at September 30, 1998 were $8.6 million and $7.1 million for the nine months ended September 30, 1998 and 1997, respectively.

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

                                                                                September 30,
                                                                                    1998
                                                                                -------------
       Face amount of Homestead convertible mortgage notes receivable.........    $221,334
       Original issue discount................................................     (22,501)
                                                                                  --------
       Amount funded..........................................................     198,833
       Amortization of original issue discount................................       2,106
       Conversion feature--initial value......................................      15,590
       Unamortized discount on conversion feature.............................     (14,163)
                                                                                  --------
       Carrying value and fair value..........................................    $202,366
                                                                                  ========

     During the six months ended June 30, 1998, management concluded that the full collectibility of certain other mortgage notes receivable secured by non-multifamily assets was doubtful. As a result, a provision for possible loss of $2.3 million was recorded to reduce these notes to their estimated net realizable value.

                          ARCHSTONE COMMUNITIES TRUST

(5) Borrowings

 Unsecured Credit Facilities

     Upon consummation of the Atlantic Merger in July 1998, Archstone replaced its $350 million unsecured revolving line of credit with a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase") (collectively the "Lenders"). The new $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The new line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at Archstone's option, LIBOR (5.659% at September 30, 1998) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of Archstone's long-term unsecured senior notes ("Long-Term Unsecured Debt"). Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the new agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment.

     Upon replacing the $350 million credit facility with the new $750 million credit facility, Archstone expensed the remaining $1.5 million of unamortized loan costs associated with the old $350 million credit facility, which was recorded as an extraordinary item during the three months ended September 30, 1998.

     The following table summarizes Archstone's line of credit borrowings (dollars in thousands):

                                                                  Nine Months Ended      Year Ended
                                                                  September 30, 1998  December 31, 1997
                                                                  ------------------  -----------------
      Total line of credit........................................     $750,000           $350,000
      Borrowings outstanding at end of period.....................     $624,000           $223,500
      Weighted average daily borrowings...........................     $294,437           $121,038
      Weighted average daily nominal interest rate................          6.5%               6.7%
      Weighted average daily effective interest rate..............          7.0%               8.4%
      Weighted average nominal interest rate at end of period.....          6.3%               6.9%

     In September 1996, Archstone entered into a short-term, unsecured borrowing agreement with Chase in order to enhance cash management flexibility. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under similar terms as the previous agreement. In October 1998, the maximum borrowing capacity under the agreement was increased to $100 million. The agreement matures in July 1999 and bears interest at an overnight rate that ranged from 5.93% to 7.13% during the nine months ended September 30, 1998. At September 30, 1998, there was $49.8 million outstanding under this agreement.

     In May 1998, Atlantic entered into a $150 million unsecured delayed draw term loan to provide bridge financing until the Atlantic Merger was consummated. This obligation was assumed by Archstone (with all of Atlantic's other debt) in the Atlantic Merger. The obligation, which was scheduled to mature in September 1998, was renegotiated by Archstone under similar terms as the previous agreement and the maturity date was extended to March 31, 1999. Borrowings on this credit facility bear interest at prime or, at Archstone's option, LIBOR plus 0.90%. Archstone pays an annual facility fee of 0.15% on the unused commitment. This credit facility had no borrowings outstanding as of September 30, 1998.

                          ARCHSTONE COMMUNITIES TRUST

 Long-Term Unsecured Debt

     Archstone has issued Long-Term Unsecured Debt which bears interest at fixed rates, payable semi-annually. Funds from such issuances were used primarily for acquisition, development and redevelopment of multifamily communities and to repay credit facility balances incurred for such purposes. The following table summarizes the Long-Term Unsecured Debt as of September 30, 1998:

                                                     Issuance               Average Effective
                                                        and                   Interest Rate,     Average
                                                    Outstanding    Average  Including offering  Remaining
                                                     Principal     Coupon     discounts and       Life
                Date of Issuance                       Amount       Rate      issuance costs     (Years)
-----------------------------------------------    -------------   -------  ------------------  ---------
September 25, 1998.............................    $25.0 million    6.170%        6.398%           2.13
September 23, 1998.............................     21.2 million    6.370         6.565            3.13
March 6, 1998..................................    125.0 million    7.200         7.864           12.42
August 20, 1997 (1)............................    154.0 million    7.528         7.280           10.43
March 31, 1997.................................     50.0 million    7.905         7.850           14.50
October 21, 1996...............................    130.0 million    7.350         7.500            4.89
August 6, 1996.................................    100.0 million    7.840         7.950           13.43
February 23, 1996..............................    150.0 million    7.710         7.840           12.96
February 8, 1994...............................    200.0 million    7.240         7.370            9.71
                                                  --------------    -----         -----           -----
Total/average..................................   $955.2 million    7.420%        7.554%          10.33
                                                  ==============    =====         =====           =====

(1)  Represents Long-Term Unsecured Debt assumed in the Atlantic Merger.

 Mortgages Payable

     Mortgages payable at September 30, 1998 consisted of the following (dollar amounts in thousands):


                                       Effective        Principal           Principal
                                       Interest        Balance at           Balance at
           Type of Mortgage            Rate (1)    September 30, 1998   December 31, 1997
------------------------------------   ---------   ------------------   -----------------
  Conventional fixed rate...........     7.77%          $160,499            $143,963
  Tax-exempt fixed rate (2).........     6.10             74,357              46,298
  Tax-exempt floating rate (2)......     4.48            194,083              68,440
  Combined (3)......................     8.84              5,743               5,794
  Other.............................     5.43              1,916               1,157
  Principal reserve fund (4)........       --             (3,007)                 --
                                         ----           --------            --------
      Total/average mortgage debt...     6.02%          $433,591            $265,652
                                         ====           ========            ========

(1) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
(2) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
(3) This category represents one multifamily community which was refinanced in 1990 pursuant to multifamily bonds aggregating $6.2 million. The bonds consist of $4.5 million Series A tax-exempt fixed rate bonds and $1.7 million Series B taxable fixed rate bonds.
(4) Archstone has a 30-year credit enhancement agreement with FNMA related to the underlying tax-exempt bond issues. This credit enhancement agreement requires Archstone to make monthly payments into a principal reserve account based on a 30-year amortization.

                          ARCHSTONE COMMUNITIES TRUST

     The change in mortgages payable during the nine months ended September 30, 1998 consisted of the following (in thousands):

      Balance at January 1, 1998........................................  $265,652
      Mortgage notes assumed in Atlantic Merger.........................   160,329
      Other mortgage notes assumed......................................    50,841
      Principal payments, including prepayments and amortization........   (43,231)
                                                                          --------
      Balance at September 30, 1998.....................................  $433,591
                                                                          ========

 Scheduled Debt Maturities

     Approximate principal payments due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter, as of September 30, 1998, are as follows (in thousands):

                                    Unsecured         Long-Term
                                Credit Facilities   Unsecured Debt   Mortgages     Total
                                -----------------   --------------   ---------   ----------
    1998.......................     $     --           $     --       $32,175    $   32,175
    1999.......................       49,753             30,310        10,862        90,925
    2000.......................           --             25,310         7,422        32,732
    2001.......................      624,000             34,010        31,973       689,983
    2002.......................           --             47,810        20,731        68,541
    2003.......................           --             51,560        11,193        62,753
    2004.......................           --             51,560         5,636        57,196
    2005.......................           --             51,560        36,101        87,661
    2006.......................           --             51,560        17,408        68,968
    2007.......................           --             51,560        19,068        70,628
    2008.......................           --             51,560        22,760        74,320
    2009.......................           --             71,467         5,802        77,269
    2010.......................           --             63,836         9,444        73,280
    2011.......................           --             50,086         6,714        56,800
    2012.......................           --             55,086         6,990        62,076
    2013.......................           --             70,086         7,350        77,436
    2014.......................           --             52,586        20,790        73,376
    2015.......................           --             50,086        53,402       103,488
    2016.......................           --             55,086         8,055        63,141
    2017.......................           --             40,125         8,731        48,856
    2018 - 2029................           --                 --        90,984        90,984
                                    --------           --------      --------    ----------
       Total...................     $673,753           $955,244      $433,591    $2,062,588
                                    ========           ========      ========    ==========

 General

     Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all debt covenants at September 30, 1998.

     For the nine months ended September 30, 1998 and 1997, the total interest paid in cash on all outstanding debt was $75.0 million and $59.1 million, respectively. For the nine months ended September 30, 1998 and 1997, interest capitalized as part of real estate projects under development was $20.8 and $13.3 million, respectively.

     Amortization of loan costs included in interest expense for the nine months ended September 30, 1998 and 1997 was $2.4 million for each period.

                          ARCHSTONE COMMUNITIES TRUST

(6) Cash Distributions/Dividends

     Archstone paid first and second quarter 1998 distributions of $0.34 per Common Share on February 25 and May 28, 1998 and the third quarter 1998 distribution of $0.355 per Common Share on August 27, 1998. On October 15, 1998, the Board declared the fourth quarter 1998 cash distribution of $0.355 per Common Share, payable on November 24, 1998, to shareholders of record on November 10, 1998. On March 31 and June 30, 1998 Archstone paid first and second quarter dividends of $0.4579 per Series A Preferred Share and on September 30, 1998 paid the third quarter dividend of $0.4781 per Series A Preferred Share. On March 31, June 30 and September 30, 1998 Archstone paid quarterly dividends of $0.5625 per Series B Preferred Share. On September 30, 1998, Archstone paid the third quarter dividend of $0.5391 per Series C Preferred Share. Collectively, the Series A, B and C Preferred Shares are referred to as the "Preferred Shares".

(7) Shareholders' Equity

     On April 23, 1998, Archstone sold 2,049,587 Common Shares at $22.6875 per share in an underwritten public offering. The net proceeds of $44.0 million (net of underwriting discount and offering costs) were used to repay borrowings under Archstone's credit facilities.

     See Note 2 for a discussion of the Common Shares and Series C Preferred Shares issued to Atlantic's shareholders in the Atlantic Merger.

(8) Supplemental Cash Flow Information

     Non-cash investing and financing activities for the nine months ended September 30, 1998 and 1997 are as follows:

(i) Archstone issued 47,752,052 Common Shares valued at approximately $1.1 billion, 2,000,000 Series C Preferred Shares valued at approximately $50.6 million and assumed debt and other liabilities valued at approximately $778.9 million in exchange for approximately $1.9 billion of assets in the Atlantic Merger.
(ii) Archstone recognized an $83.8 million decrease and a $40.4 million increase in the unrealized gain on the Homestead convertible mortgage notes receivable during the nine months ended September 30, 1998 and 1997, respectively.
(iii) Holders of Archstone's Series A Preferred Shares converted $14.7 million and $24.4 million of their shares into Common Shares during the nine months ended September 30, 1998 and 1997, respectively.
(iv) In connection with the acquisition of multifamily communities, Archstone assumed mortgage debt (excluding the mortgage debt assumed in the Atlantic Merger) of $50.8 million and $94.8 million during the nine months ended September 30, 1998 and 1997, respectively.
(v) In connection with the internalization of management transaction in September 1997, Archstone issued 3,295,533 Common Shares valued at $73.3 million in exchange for the operations and business of the Management Companies.
(vi) Archstone received notes from employees aggregating $17.1 million for the purchase of Common Shares under the Incentive Plan in 1997.

                          ARCHSTONE COMMUNITIES TRUST

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Concluded)


(9)  Subsequent Event

          Between October 1, 1998 and November 10, 1998, Archstone issued an aggregate amount of $266.0 million in Long-Term Unsecured Debt through its medium-term note program, which proceeds were used to repay borrowings on Archstone's credit facilities. After giving effect to the pay downs, Archstone's credit facilities had an aggregate outstanding balance of $433.6 million as of November 10, 1998. The notes have various maturity dates ranging from October 15, 2000 to October 1, 2008, with an aggregate weighted average life to maturity of 4.02 years. The notes have nominal interest rates ranging from 6.32% to 7.20% with a weighted average nominal interest rate of 7.05% and a weighted average effective interest rate of 7.21%.

          After giving effect to these notes, Archstone has $87.2 million remaining in shelf-registered securities available for issuance. Archstone can issue these securities in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to Archstone's ability to effect offerings on satisfactory terms.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Trustees and Shareholders
ARCHSTONE COMMUNITIES TRUST:


     We have reviewed the accompanying condensed balance sheet of ARCHSTONE COMMUNITIES TRUST as of September 30, 1998, the related condensed statements of operations for the three and nine month periods ended September 30, 1998 and 1997, the condensed statement of shareholders' equity for the nine month period ended September 30, 1998 and the related condensed statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These condensed financial statements are the responsibility of the Trust's management.

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



                                  KPMG Peat Marwick  LLP


Chicago, Illinois
October 30, 1998, except as to Note 9
 which is as of November 10, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Archstone's (formerly PTR's) 1997 Form 10-K as well as the financial statements and notes included in Item 1 of this report. In addition to historical information, "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements under the federal securities law. These statements are based on current expectations, estimates and projections about the industry and markets in which Archstone operates, management's beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Actual operating results may be affected by changes in national and local economic conditions, competitive market conditions, changes in financial markets that could adversely affect Archstone's cost of capital and its ability to meet its financing needs and obligations, weather, obtaining governmental approvals and meeting development schedules, and therefore, may differ materially from what is expressed or forecasted in this document.


Atlantic Merger

     In July 1998, Atlantic, a multifamily REIT which operated primarily in the mid-Atlantic and southeastern United States, was merged with and into PTR. The combined company has continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Archstone Series C Preferred Shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free merger and was accounted for under the purchase method.

     In addition to approving the Atlantic Merger, PTR shareholders also approved the following matters: (i) an amended and restated declaration of trust which, among other things, changed PTR's name to Archstone, increased the authorized shares from 150,000,000 to 250,000,000, divided the Board into three classes, each serving staggered three-year terms, and eliminated certain restrictions on the company's operations and ability to enter into certain types of transactions; and (ii) an increase in the number of Common Shares available for award under the Incentive Plan and the Archstone 1996 Share Option Plan for Outside Trustees in amounts equal to the number of shares authorized under the corresponding Atlantic option plans.

     At September 30, 1998, Security Capital, which voted its shares in favor of the Atlantic Merger, owned approximately 38% of the outstanding Common Shares and is Archstone's largest shareholder.

     As part of the Atlantic Merger, Archstone's Common Share distributions and Series A Preferred Share dividends were adjusted subsequent to the close of the transaction to an annualized level of $1.42 per Common Share and $1.91 per Series A Preferred Share. The annualized dividend level of Archstone's Series B Preferred Shares and the Series C Preferred Shares issued in the Atlantic Merger remained the same at $2.25 and $2.1563 per share, respectively.

     At September 30, 1998 Archstone had 319 multifamily communities, consisting of 93,170 units, including 23,655 development units under construction or In Planning (including 19 communities aggregating 5,850 units that are Under Control but not owned as of September 30, 1998) in markets that include 29 of the nation's 50 largest metropolitan markets. Archstone's total market capitalization was approximately $5.3 billion at September 30, 1998.

Investments

  Investment Summary

     Archstone's results of operations, financial position and liquidity have been significantly influenced by the operations of and investments in multifamily communities. Following is an overview of Archstone's multifamily portfolio and related investment activity for the periods indicated (dollar amounts in thousands):

                                               Three Months      Three Months    Three Months        Nine Months
                                                  Ended             Ended            Ended              Ended
                                                March 31,         June 30,      September 30,       September 30,
                                                   1998            1998              1998                1998
Investment Summary (1)                        --------------   -------------    -------------       -------------
----------------------
Operating Communities:
   Communities............................           138              143                237                 237
   Units..................................        42,859           44,513             69,515              69,515
   Total expected investment (2)..........    $2,296,990       $2,420,441         $3,962,850          $3,962,850

Development Pipeline:
Starts During Period (3):
   Communities............................             3                8                  4                  15
   Units..................................         1,040            2,438              1,086               4,564
   Total expected investment (2)..........       $94,312         $226,836            $92,045            $413,193

Completions During Period (3):
   Communities............................             3                2                  5                  10
   Units..................................           698              840              1,648               3,186
   Total expected investment (2)..........       $41,261          $56,043           $103,444            $200,748

Stabilizations During Period (3):
   Communities............................             5                3                  5                  13
   Units..................................         1,622              594              1,888               4,104
   Total expected investment (2)..........       $92,173          $36,399           $120,060            $248,632

Under Construction at End of Period:
   Communities............................            18               24                 47                  47
   Units..................................         5,887            7,485             13,471              13,471
   Total expected investment (2)..........      $473,656         $646,993         $1,148,910          $1,148,910

In Planning at End of Period:

   Communities............................            35               33                 35                  35
   Units..................................        10,351            9,725             10,184              10,184
   Total expected investment (2)..........      $923,924         $857,611           $910,789            $910,789
  Development Expenditures During Period..       $58,442          $61,155           $123,693            $243,290

Acquisitions (4):
   Communities............................             3                3                  4                  10
   Units..................................           568              814              1,098               2,480
   Total expected investment (2)..........       $36,215          $66,542            $82,201            $184,958

Dispositions:
   Communities............................             5               --                  6                  11
   Units..................................         1,872               --              2,158               4,030
   Gross sales proceeds...................      $101,109               --           $122,364            $223,473
   Gains (5)..............................       $15,484               --            $21,204             $36,688

 __________
(1) Reflects investments of PTR only for the three months ended March 31, 1998 and the three months ended June 30, 1998. For the three months ended September 30, 1998, includes the real estate assets acquired in the Atlantic Merger.
(2) For community developments, represents total budgeted land and development costs; for operating communities, represents costs plus budgeted expenditures, including planned redevelopment costs needed to conform to or maintain the community at Archstone's standards.
(3) Excludes $95.5 million of starts, $39.8 million of completions and $40.5 million of stabilizations by Atlantic during the first six months of 1998, based on total expected investment as of September 30, 1998.
(4) In addition to the community acquisitions noted, during the three months ended September 30, 1998 Archstone acquired 91 multifamily operating communities, representing 24,414 units at a total expected investment of $1.5 billion in the Atlantic Merger.
(5) Includes the disposition of certain non-multifamily real estate assets with aggregate gains of $1,254,244.

Geographic Distribution


     To effectively manage its multifamily communities, Archstone has organized its operations into three regions (Central, Southeast and West). The table below summarizes the geographic distribution of Archstone's multifamily communities which are operating, under construction or In Planning, based on total expected investment at September 30, 1998 (dollar amounts in thousands):

                                                                                      Total Portfolio %
Market Distribution                                                                       by Market
------------------------------------------------------------------------          -------------------------
Central
  Austin................................................................                     2.12%
  Dallas................................................................                     1.27
  Denver................................................................                     3.97
  El Paso...............................................................                     1.08
  Houston...............................................................                     3.45
  Salt Lake City........................................................                     3.79
  San Antonio...........................................................                     2.12
  Other.................................................................                     0.60
                                                                                  -------------------------
     Central Region Subtotal............................................                    18.40%
                                                                                  -------------------------

Southeast
  Atlanta...............................................................                     8.49%
  Birmingham............................................................                     1.15
  Charlotte.............................................................                     3.27
  Jacksonville..........................................................                     1.63
  Nashville.............................................................                     1.70
  Orlando...............................................................                     1.26
  Raleigh...............................................................                     5.05
  Richmond..............................................................                     2.62
  Southeast Florida.....................................................                     5.06
  Washington, D.C.......................................................                     4.99
  West Coast Florida....................................................                     2.24
  Other.................................................................                     1.23
                                                                                  -------------------------
     Southeast Region Subtotal..........................................                    38.69%
                                                                                  -------------------------

West
  Albuquerque...........................................................                     2.42%
  Las Vegas.............................................................                     1.37
  Phoenix...............................................................                     6.16
  Portland..............................................................                     2.02
  San Francisco Bay Area................................................                     9.40
  Seattle...............................................................                     6.61
  Southern California...................................................                    13.79
  Other.................................................................                     1.14
                                                                                  -------------------------
     West Region Subtotal...............................................                    42.91%
                                                                                  -------------------------
        Total Archstone.................................................                   100.00%
                                                                                  =========================

  Current Development Activity

     The following table summarizes Archstone's development communities under construction as of September 30, 1998 (dollar amounts in thousands):


                                                                                             Actual or        Expected
                                                              Total                      Expected Date for Stabilization
                                     Number of Archstone     Expected      Start Date       First Units         Date          %
                                       Units   Investment Investment (1) (Quarter/Year) (Quarter/Year) (2) (Quarter/Year) Leased (3)
                                     --------- ---------- -------------- -------------- ------------------ -------------- ----------
Central Region:
  Austin, Texas:
    Monterey Ranch I.................      168 $    3,474 $       12,855          Q2/98              Q2/99          Q4/99       n/a
    Monterey Ranch III...............      448      6,456         31,669          Q3/98              Q3/99          Q2/00       n/a
                                     --------- ---------- --------------
      Total Austin...................      616 $    9,930 $       44,524
                                     --------- ---------- --------------
  Denver, Colorado:
    Archstone Dakota Ridge...........      480 $   13,539 $       35,541          Q1/98              Q1/99          Q4/00       n/a
    Fox Creek II.....................      112      4,186          9,296          Q2/98              Q1/99          Q3/99       n/a
                                     --------- ---------- --------------
      Total Denver...................      592 $   17,725 $       44,837
                                     --------- ---------- --------------
  Houston, Texas:
    Braeswood II.....................       36 $    1,758 $        4,179          Q3/98              Q2/99          Q3/99       n/a
    Oaks at Medical Center II........      318     15,831         20,229          Q4/97              Q3/98          Q2/99     64.2%
                                     --------- ---------- --------------
      Total Houston..................      354 $   17,589 $       24,408
                                     --------- ---------- --------------
  Kansas City, Kansas:
    Crown Chase......................      220 $    6,591 $       16,384          Q1/98              Q1/99          Q1/00       n/a
                                     --------- ---------- --------------
  Salt Lake City, Utah:
    Archstone River Oaks.............      448 $   11,957 $       37,483          Q2/98              Q2/99          Q4/00       n/a
                                     --------- ---------- --------------
      Total Central Region...........    2,230 $   63,792 $      167,636
                                     ========= ========== ==============

West Region:
  Orange County, California:
    Las Flores Apartment Homes.......      504 $   40,681 $       45,668          Q4/96              Q2/98          Q2/99     56.9%
    Sorrento.........................      241     22,145         22,174          Q2/97              Q2/98          Q4/98     77.6%
                                     --------- ---------- --------------
      Total Orange County............      745 $   62,826 $       67,842
                                     --------- ---------- --------------
  Phoenix, Arizona:
    Arrowhead I......................      272 $   17,897 $       18,805          Q3/96              Q1/98          Q4/98     81.6%
    Arrowhead II.....................      200      5,964         13,535          Q2/98              Q1/99          Q2/00       n/a
    San Marbeya......................      404     16,637         28,246          Q4/97              Q4/98          Q1/00       n/a
    San Valiente II..................      228     10,672         14,459          Q4/97              Q4/98          Q4/99       n/a
                                     --------- ---------- --------------
      Total Phoenix..................    1,104 $   51,170 $       75,045
                                     --------- ---------- --------------
  Portland, Oregon:
    Hedges Creek.....................      408 $   24,918 $       27,720          Q2/97              Q2/98          Q2/99     54.7%
                                     --------- ---------- --------------
  San Diego, California:
    Archstone Torrey Hills...........      340 $   17,787 $       42,963          Q1/98              Q2/99          Q2/00       n/a
                                     --------- ---------- --------------
  San Francisco Bay Area, California:
    Archstone Emerald Park...........      324 $   19,903 $       45,152          Q4/97              Q1/99          Q4/99       n/a
    Archstone Hacienda...............      540     25,833         74,450          Q2/98              Q2/99          Q4/00       n/a
    Archstone Monterey Grove.........      224     15,972         26,678          Q4/97              Q1/99          Q3/99       n/a
                                     --------- ---------- --------------
      Total San Francisco Bay Area       1,088 $   61,708 $      146,280
                                     --------- ---------- --------------
  Seattle, Washington:
    Archstone Inglewood Hill.........      230 $    7,730 $       20,343          Q2/98              Q2/99          Q2/00       n/a
    Archstone Northcreek.............      524     15,084         44,025          Q2/98              Q1/99          Q1/01       n/a
    Forestview.......................      192     15,539         15,857          Q2/97              Q2/98          Q4/98     90.6%
    Stonemeadow Farms................      280     22,434         22,600          Q2/97              Q2/98          Q1/99     58.6%
                                     --------- ---------- --------------
      Total Seattle..................    1,226 $   60,787 $      102,825
                                     --------- ---------- --------------
      Total West Region..............    4,911 $  279,196 $      462,675
                                     ========= ========== ==============

                                                                                     Actual or
                                                                                   Expected Date    Expected
                                                                          Start         for       Stabilization
                                                             Total        Date      First Units       Date
                                   Number of Archstone     Expected     (Quarter/    (Quarter/      (Quarter/           %
                                     Units   Investment Investment/(1)/   Year)     Year)/(2)/        Year)        Leased/(3)/
                                   --------- ---------- --------------- ---------  -------------  -------------    -----------
Southeast Region:
  Atlanta, Georgia:
    Cameron at Barrett Creek......       332   $ 18,383      $   27,822     Q4/97     Q1/99          Q3/00              n/a
    Cameron at North Point........       264     21,245          24,384     Q4/97     Q3/98          Q1/00             20.8%
    Cameron Bridge................       224     17,717          19,909     Q4/97     Q3/98          Q4/99             29.0%
    Cameron Landing...............       368     23,841          27,267     Q1/97     Q4/97          Q4/98             99.2%
                                    --------   --------      ----------
      Total Atlanta...............     1,188   $ 81,186      $   99,382
                                    ========   ========      ==========
  Birmingham, Alabama:
    Cameron at the Summit II......       268   $  5,794      $   18,939     Q2/98     Q2/99          Q3/00              n/a
                                    --------   --------      ----------
  Charlotte, North Carolina:
    Waterford Square II...........       286   $ 18,312      $   18,947     Q2/96     Q2/97          Q4/98             86.7%
                                    --------   --------      ----------
  Indianapolis, Indiana:
    Cameron at River Ridge........       202   $  3,270      $   14,846     Q2/98     Q2/99          Q2/00              n/a
                                    --------   --------      ----------
  Nashville, Tennessee:
    Monthaven Place...............       216   $  2,386      $   15,361     Q2/98     Q2/99          Q3/00              n/a
                                    --------   --------      ----------
  Orlando, Florida:
    Cameron Promenade.............       212   $ 15,839      $   16,909     Q3/97     Q2/98          Q1/99             79.7%
    Cameron Wellington II.........       120     10,820          11,835     Q3/97     Q2/98          Q1/99             70.8%
                                    --------   --------      ----------
      Total Orlando...............       332   $ 26,659      $   28,744
                                    ========   ========      ==========
  Raleigh, North Carolina:
    Archstone at Preston..........       388   $  7,321      $   31,289     Q2/98     Q2/99          Q2/01              n/a
    Cameron Southpoint............       288     15,829          21,451     Q3/97     Q3/98          Q3/99             29.2%
    Cameron Woods.................       328     17,677          23,457     Q3/97     Q3/98          Q1/00             29.6%
                                    --------   --------      ----------
      Total Raleigh...............     1,004   $ 40,827      $   76,197
                                    ========   ========      ==========
  Richmond, Virginia:
    Archstone at Swift Creek......       288   $  5,925      $   22,873     Q2/98     Q3/99          Q1/01              n/a
    Cameron at Virginia Center....       264     19,983          21,313     Q2/97     Q2/98          Q1/99             76.1%
    Cameron at Virginia Center II.        88      1,885           7,588     Q2/98     Q3/99          Q1/00              n/a
    Cameron at Wyndham............       312     25,683          26,985     Q3/96     Q4/97          Q4/98             82.7%
    Cameron Crossing II...........       144     11,982          12,657     Q2/97     Q2/98          Q4/98             98.6%
                                    --------   --------      ----------
      Total Richmond..............     1,096   $ 65,458      $   91,416
                                    ========   ========      ==========
  Southeast, Florida:
    Cameron Gardens...............       300   $ 22,505      $   25,524     Q4/97     Q3/98          Q3/99             36.3%
    Cameron Palms.................       340     21,690          29,598     Q4/97     Q4/98          Q1/00              n/a
    Cameron Park I................       196     16,030          17,243     Q4/97     Q3/98          Q2/99             42.9%
    Cameron Waterways.............       300     24,801          26,206     Q1/97     Q1/98          Q4/98             89.7%
                                    --------   --------      ----------
      Total Southeast Florida.....     1,136   $ 85,026      $   98,571
                                    ========   ========      ==========
  Washington, D.C.:
    Archstone Governor's Green....       338   $ 13,030      $   36,446      Q3/98     Q3/99         Q3/00              n/a
                                    --------   --------      ----------
  West Coast, Florida:
    Archstone Rocky Creek.........       264   $  3,652      $   19,750      Q3/98     Q3/99         Q3/00              n/a
                                    --------   --------      ----------
      Total Southeast Region......     6,330   $345,600      $  518,599
                                    --------   --------      ----------
        Total Communities
         Under Construction.......    13,471   $688,588      $1,148,910
                                    ========   ========      ==========

(1)  Represents total budgeted land and development costs.
(2) Represents the quarter that the first completed units were made available for leasing (or are expected to be made available). Archstone begins leasing completed units prior to completion of the entire community.
(3) The percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of September 30, 1998. A "n/a" indicates the communities where lease-up has not yet commenced.

     See Archstone's 1997 Form 10-K "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Current Development Activity" for a discussion of various risks associated with Archstone's development and construction activities.

Results of Operations

  Nine Months Ended September 30, 1998 Compared to September 30, 1997

     Net earnings attributable to Common Shares for the nine months ended September 30, 1998 and 1997 were $115.3 million and $29.8 million, respectively, an increase of $85.5 million (286.9%). This net increase resulted primarily from the following:


     (i) Increased earnings attributable to the multifamily operating communities acquired in the Atlantic Merger which was consummated in July 1998;

     (ii) Increased earnings from other multifamily operating communities in Archstone's target markets;

     (iii) Increased earnings resulting from the one-time non-cash operating expense adjustment of approximately $71.7 million related to the costs incurred in acquiring the businesses and operations of the Management Companies from Security Capital in September 1997. As a result of this transaction, Archstone became an internally managed REIT. (See "--Costs Incurred in Acquiring Management Companies from an Affiliate");

     (iv) Decreased earnings resulting from the one-time operating expense adjustments related to Archstone's branding strategy aggregating $1.1 million and Atlantic Merger integration costs aggregating $1.1 million during the three months ended September 30, 1998 (See "--Nonrecurring Expenses Related to Archstone's Branding Strategy and Atlantic Merger Integration"); and,

     (v) Decreased earnings resulting from an $11.2 million decrease in net gains on dispositions of depreciated real estate, partially offsetting the increases outlined above.

     A discussion of the major components of Archstone's results of operations follows.

 Community Operations

     At September 30, 1998 and 1997, multifamily investments comprised over 99% of Archstone's total real estate portfolio, based on total expected investment. The following table summarizes the net operating income generated for each period (in thousands):


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                               1998                   1997               Increase
                                                             --------               --------             --------
Rental revenues.................................             $331,621               $247,122             $84,499
                                                             --------               --------             -------
Property operating expenses:
  Rental expenses...............................               90,823                 71,004              19,819
  Real estate taxes.............................               28,623                 21,059               7,564
                                                             --------               --------             -------
    Total property operating expenses...........              119,446                 92,063              27,383
                                                             --------               --------             -------
Net operating income............................             $212,175               $155,059             $57,116
                                                             ========               ========             =======
Operating margin (net operating income/
  rental revenues)..............................                64.0%                  62.7%                1.3%
                                                             ========               ========             =======

     The increases in rental revenues and property operating expenses in each period are primarily a result of rental rate increases and net increases in the number of multifamily operating units resulting from Archstone's substantial development and acquisition activity, including the 91 multifamily operating communities acquired in the Atlantic Merger. Archstone's multifamily operating portfolio consisted of 69,515 and 42,184 units as of September 30, 1998 and 1997, respectively. Archstone continues to focus its investment efforts on markets that management believes have higher barriers to entry against new development, combined with better economic fundamentals, while reducing investments in certain markets having less attractive growth prospects. The positive impact of Archstone's investment strategy and customer-focused property management program is reflected in an improving operating margin which has grown from 62.7% during the nine months ended September 30, 1997 to 64.0% during the nine months ended September 30, 1998. The higher profitability during the nine months ended September 30, 1998 is partially attributable to Archstone's acquisition of its property management company in September 1997. After that date, Archstone directly incurred personnel and other costs related to property management overhead, in lieu of paying a property management fee to Security Capital, which resulted in a net reduction of property management expenses during the nine months ended September 30, 1998.

     Archstone categorizes operating multifamily communities (which include all completed revenue-generating communities) as either "stabilized" or "pre-stabilized." The term "stabilized" means that redevelopment, repositioning, new management and new marketing programs (or development and marketing in the case of newly developed communities) have been completed for a sufficient period of time (but in no event longer than 12 months, except for major redevelopments) to achieve 93% occupancy at market rents. Prior to being "stabilized", a community is considered "pre-stabilized". Approximately 83.4% and 71.9% of Archstone's multifamily operating portfolio was classified as stabilized as of September 30, 1998 and 1997, respectively, based on total expected investment.

 Analysis of Same Store Community Results

     The results of Archstone's operating communities which were fully operating on July 1, 1997 ("Same Store Communities") continued to improve as a result of Archstone's consistent emphasis on customer-focused operations, combined with improving economic fundamentals in many of its markets. Following is a summary of Same Store Community results comparing the third quarter 1998 to the third quarter 1997, assuming that the Atlantic Merger was consummated at the beginning of the comparison period (dollars in thousands):


                                                                 Three Months Ended
                                                             September 30, 1998 vs. 1997
                                                            ------------------------------
Rental revenue growth..................................                  3.76%
Property Operating Expense growth (1)..................                  0.34%
Net Operating Income growth (2)........................                  5.94%
Number of units in Same Store Communities..............                47,781
Total expected investment of Same Store Communities....            $2,576,598

(1) Property Operating Expense: Operating expenses (excluding depreciation and interest expense) as adjusted to remove the accounting differences which result from capitalizing certain costs during the period of pre-stabilization and expensing those costs once the community has reached stabilization.

(2) Net Operating Income: Total rental revenues less Property Operating Expenses, as defined in Note 1 above.

  Homestead Interest and Homestead Convertible Mortgage Notes Receivable

     During the six months ended June 30, 1998, Archstone funded the final $11.9 million under its $198.8 million total funding commitment to Homestead. As of September 30, 1998 the face amount of the convertible mortgage notes aggregated $221.3 million.

     During the nine months ended September 30, 1998 and 1997, Archstone recorded $17.1 million and $11.4 million in interest income, respectively ($15.7 million and $10.5 million, respectively for purposes of calculating funds from operations), from the Homestead convertible mortgage notes receivable. The increase is a direct result of higher average outstanding note balances during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Archstone deducts from net earnings the interest income related to the amortization of the conversion discount and warrant-related deferred revenue in calculating funds from operations.

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

  Depreciation Expense

     The increase in depreciation expense resulted primarily from the increase in the number and cost basis of operating communities, including those acquired in the Atlantic Merger, partially offset by dispositions.

Interest Expense

     The following table summarizes Archstone's interest expense (in thousands):

                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                 1998                 1997
                                            --------------        -------------
   Unsecured credit facilities...........      $ 17,535             $ 11,294
   Long-Term Unsecured Debt..............        43,434               34,456
   Mortgages payable.....................        15,946               13,284
   Capitalized interest..................       (20,764)             (13,332)
                                               --------             --------
      Total interest expense.............      $ 56,151             $ 45,702
                                               ========             ========

     The increase in interest cost on Archstone's credit facilities in 1998 resulted primarily from higher average borrowings outstanding during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. These higher average credit facility balances are due primarily to an increase in Archstone's borrowings to fund investment activities. See "--Borrowings and Recent Offerings" for a discussion of recent repayments of borrowings under Archstone's credit facilities. Long-Term Unsecured Debt interest cost increased due to the issuance of $221.2 million of Long-Term Unsecured Debt between March 1997 and September 1998 and the assumption of $154.1 million of Long-Term Unsecured Debt in the Atlantic Merger. Mortgage interest cost increased as a result of additional weighted average debt outstanding due to mortgage assumptions related to community acquisitions (including $160.3 million of mortgage debt assumed in the Atlantic Merger) which were partially offset by prepayments during the nine months ended September 30, 1998 and 1997. These increases in interest costs were partially offset by an increase in capitalized interest which was primarily attributable to higher levels of multifamily development activity for the nine months ended September 30, 1998 as compared to the same period in 1997.

  General and Administrative Expenses

     Archstone's overall general and administrative expenses of $11.0 million during the nine months ended September 30, 1998 decreased $3.6 million from the $14.6 million expensed during the nine months ended September 30, 1997. This overall decrease is primarily attributable to the fact that Archstone did not pay an external management fee during the nine months ended September 30, 1998 due to the termination of the external management agreement in connection with the acquisition of its REIT and property management companies in September 1997. In lieu of paying an external management fee, Archstone is now internally managed and directly incurs: (i) actual personnel and other operating costs, and
(ii) amounts paid to Security Capital under the administrative services agreement, which was entered into in September 1997. The portion of these costs related to development activities are capitalized, whereas none of the prior external management fee was capitalized.


  Nonrecurring Expenses Related to Archstone's Branding Strategy and Atlantic Merger Integration

     As a result of the Atlantic Merger, Archstone incurred approximately $1.1 million in merger integration costs. Additionally, in conjunction with the Atlantic Merger, Archstone introduced a national branding strategy with the objective of achieving long-term brand loyalty, lower resident turnover and greater market share. Archstone incurred approximately $1.1 million of costs for the implementation of its branding strategy. The $1.1 million related to the implementation of the branding strategy and the $1.1 million of costs associated with the integration of the Atlantic Merger were both recorded as non-recurring operating expenses during the three months ended September 30, 1998, but were added back to net earnings for purposes of calculating funds from operations, due to the non-recurring nature of the expenses.


  Costs Incurred in Acquiring Management Companies from an Affiliate

     In September 1997, Archstone acquired the operations and businesses of the Management Companies valued at approximately $75.8 million from Security Capital in exchange for 3,295,533 Common Shares. The market value of the shares issued to Security Capital on the merger date was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares, of which approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference was accounted for as costs incurred in acquiring the Management Companies from an affiliate. This one-time adjustment was recorded as a non-recurring non-cash operating expense during the three months ended September 30, 1997, but was added back to net earnings for purposes of calculating funds from operations, due to the non-recurring and non-cash nature of this expense.


  Provision for Possible Loss on Investments

     During the three months ended June 30, 1998, management concluded that the full recovery of certain investments (primarily mortgage notes receivable secured by non-multifamily assets) was doubtful. As a result, a provision for possible loss of $3.0 million was recorded to reduce these assets to their estimated net realizable value. A similar provision of $1.5 million relating to certain investments held for disposition was recorded during the three months ended March 31, 1997.


  Gains on Dispositions of Depreciated Real Estate

     During the nine months ended September 30, 1998, Archstone disposed of 11 multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $223.5 million. As of September 30, 1998, Archstone held a portion of the 1998 disposition proceeds aggregating $86.3 million in an interest bearing escrow account, pending the acquisition of other multifamily communities to complete tax-deferred exchanges or the repayment of borrowings under Archstone's credit facilities. Archstone disposed of 25 multifamily communities and certain non-multifamily real estate assets, representing gross proceeds of $290.5 million during the nine months ended September 30, 1997. For federal income tax purposes, the dispositions were generally structured as tax-deferred exchanges, which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition and aggregate gains of $36.7 million and $47.9 million were recorded for the nine months ended September 30, 1998 and 1997, respectively.

     As of September 30, 1998, 17 multifamily communities and certain non-multifamily real estate assets having an aggregate carrying value of $226.7 million were held for disposition. Subject to normal closing risks, Archstone expects to complete the disposition of many of these properties and use the proceeds to fund the development and acquisition of multifamily communities.

  Extraordinary Item--Write-off of Unamortized Loan Costs

     Upon consummation of the Atlantic Merger, Archstone replaced its $350 million unsecured revolving line of credit with a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase. Accordingly, Archstone expensed the remaining $1.5 million of unamortized loan costs associated with the previous $350 million credit facility, as an extraordinary item during the three months ended September 30, 1998.

  Three Months Ended September 30, 1998 and 1997

     Revenues and expenses for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the nine months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the nine months ended September 30, 1998 and 1997.

Liquidity and Capital Resources

     In recent months the real estate industry has experienced a general tightening of the equity and credit markets. Management believes that this restriction of credit availability should reduce multifamily construction volumes throughout the country, which should improve the future fundamentals for Archstone's business. Archstone has spent substantial time creating the financial flexibility to remain competitive and take advantage of changes in market conditions such as those that are currently being experienced. To provide funding for Archstone's development and other investment needs, management increased availability under its credit facilities to an aggregate borrowing capacity of $1 billion (with an outstanding balance of $433.6 million and available capacity of $566.4 million as of November 10, 1998) and issued additional Long-Term Unsecured Debt to partially repay credit facilities. (See "Scheduled Debt Maturities and Interest Debt Requirements" for a discussion of Archstone's relatively level principal amortization schedule). Archstone believes that its conservative ratio (36.73% as of November 10, 1998) of long term debt to long term undepreciated book capitalization (the sum of long term debt and shareholders' equity after adding back accumulated depreciation) provides considerable financial flexibility to fund its investment activities through the issuance of additional Long-Term Unsecured Debt or preferred shares during the next year, without the need to raise additional common equity. Because of the substantial increases in the spreads between rates on secured and unsecured debt that exist in today's current market environment, Archstone expects to issue a limited amount of secured debt during the next nine months. Funds from such issuances would be used to fund the acquisition of properties at attractive yields that management expects will become available as a result of liquidity constraints in the market, incremental expenditures for Archstone's development activities and to repay balances under Archstone's credit facilities. Archstone also continues to employ its proven asset optimization strategy to fund its investment activity. This strategy involves the disposition of assets in markets with less attractive economic fundamentals and the redeployment of the capital into well-located communities in markets with higher growth prospects.

     Archstone considers its liquidity and ability to generate cash to be adequate and expects it to continue to be sufficient to meet all of its known cash flow requirements.

  Operating Activities

     Net cash flow provided by operating activities increased by $52.2 million (51.4%) for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase was due primarily to increased cash generated by multifamily communities, which is expected to increase in future periods as a result of the Atlantic Merger and other investment activities.

  Investing and Financing Activities

     During the nine months ended September 30, 1998 and 1997, Archstone invested cash of $437.5 million and $468.7 million, respectively, in real estate investments relating primarily to the development and acquisition activity summarized in "-Investments" above. The $437.5 million invested in real estate and $11.9 million in fundings of Homestead convertible mortgage notes receivable (which fulfilled Archstone's total Homestead funding commitment) during the nine months ended September 30, 1998 were financed primarily from $79.4 million of cash acquired in the Atlantic Merger, $134.9 million of net proceeds from property dispositions (excluding $86.3 million held in escrow pending tax-deferred exchanges) and borrowings under Archstone's credit facilities. These credit facilities were partially repaid with proceeds from the issuance of $46.2 million and $125 million of Long-Term Unsecured Debt in September 1998 and March 1998, respectively, and $44.0 million in net proceeds from the sale of Common Shares in April 1998. The $468.7 million invested in real estate and $61.3 million in fundings of Homestead convertible mortgage notes receivable during the nine months ended September 30, 1997 were financed primarily from $261.3 million in net proceeds from property dispositions (excluding $22.9 million held in escrow pending tax-deferred exchanges) and borrowings under Archstone's credit facilities. These credit facilities were partially repaid with $50 million in proceeds from Long-Term Unsecured Debt issued in March 1997, $54.3 million in net proceeds from the sale of 2.5 million Common Shares in June 1997 and $194.1 million in net proceeds from the rights and oversubscription offerings that closed in September 1997 in connection with the internalization of management transaction.

     Other significant financing activity included the payment of $129.9 million and $90.1 million in Common Share distributions and Preferred Share dividends for the nine months ended September 30, 1998 and 1997, respectively. The increase is primarily attributable to: (i) an increase in the quarterly distribution level from $0.325 per Common Share paid during the nine months ended September 30, 1997 to the $0.34 per Common Share paid during the first six months of 1998 which was subsequently increased to $0.355 per Common Share upon consummation of the Atlantic Merger; and (ii) an increase in the overall number of Common Shares outstanding, including the 47,752,052 Common Shares issued in the Atlantic Merger. Preferred Share dividends increased approximately $0.6 million during the respective periods primarily due to the issuance of 2,000,000 Series C Preferred Shares to Atlantic's preferred shareholders as described in "Atlantic Merger" above. This increase was partially offset by a decrease in the Series A Preferred Share dividends paid as a result of conversions of Series A Preferred Shares to Common Shares, which increased Common Share distributions paid. Archstone prepaid mortgages of $40.0 million and $26.5 million during the nine months ended September 30, 1998 and 1997 respectively, primarily in connection with the disposition of multifamily communities.

     Significant non-cash investing and financing activities included: (i) the acquisition of $1.9 billion of assets (excluding $79.4 million of cash acquired) in the Atlantic Merger which was consummated in July 1998, in exchange for the issuance of $1.1 billion of Common Shares, $50.6 million of Series C Preferred Shares and the assumption of $778.9 million in debt and other liabilities; (ii) the conversion of Series A Preferred Shares to Common Shares aggregating $14.7 million and $24.4 million during the nine months ended September 30, 1998 and 1997, respectively; (iii) the assumption of $50.8 million and $94.8 million of mortgage debt during the nine months ended September 30, 1998 and 1997, respectively (excluding mortgage debt assumed in the Atlantic Merger); (iv) an $83.8 million decrease and a $40.4 million increase in the unrealized gain on the Homestead convertible mortgage notes receivable during the nine months ended September 30, 1998 and 1997, respectively; (v) the issuance of 3,295,533 Common Shares valued at $73.3 million in exchange for the operations and business of the Management Companies in September 1997; and (vi) the receipt of notes from employees aggregating $17.1 million for the purchase of Common Shares under the Incentive Plan in 1997.

  Borrowings and Offerings

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

     In September 1996, Archstone entered into a short-term, unsecured borrowing agreement with Chase in order to enhance cash management flexibility. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under terms similar to the previous agreement. In October 1998, the maximum borrowing capacity under the agreement was increased to $100 million. The agreement matures in July 1999 and bears interest at an overnight rate that ranged from 5.93% to 7.13% during the nine months ended September 30, 1998.

     In May 1998, Atlantic entered into a $150 million unsecured delayed draw term loan to provide bridge financing until the Atlantic Merger was consummated. This obligation was assumed by Archstone (with all of Atlantic's other debt) in the Atlantic Merger. The obligation, which was scheduled to mature in September 1998, was renegotiated by Archstone under similar terms as the previous agreement and the maturity date was extended to March 31, 1998. Borrowings on this credit facility bear interest at prime or, at Archstone's option, LIBOR plus 0.90%. Archstone pays an annual facility fee of 0.15% on the unused commitment.

     On March 6, 1998, Archstone issued $125 million of 7.20% Long-Term Unsecured Debt, the proceeds from which were used to repay borrowings on Archstone's credit facilities. The 7.20% Notes pay interest semi-annually on March 1 and September 1 of each year through maturity on March 1, 2013, and have an average effective interest rate of 7.86% with an average life of 13.0 years. Annual principal payments of $25 million commence on March 1, 2009.

     On April 23, 1998, Archstone sold 2,049,587 Common Shares at $22.6875 per share in an underwritten public offering. The net proceeds of $44.0 million (net of underwriting discount and offering costs) were used to repay borrowings under Archstone's credit facilities.

     In September 1998, Archstone issued an aggregate amount of $46.2 million in Long-Term Unsecured Debt through its medium-term note program, which proceeds were used to repay borrowings on Archstone's credit facilities. The notes have maturity dates ranging from October 13, 2000 to October 15, 2001. The notes have nominal interest rates ranging from 6.17% to 6.37%, with aggregate weighted average nominal and effective interest rates of 6.26% and 6.48%, respectively.

     Between October 1, 1998 and November 10, 1998, Archstone issued an aggregate amount of $266.0 million in Long-Term Unsecured Debt through its medium-term note program, which proceeds were used to repay borrowings on Archstone's credit facilities. The notes have various maturity dates ranging from October 15, 2000 to October 1, 2008, with a weighted average life to maturity of 4.02 years. The notes have nominal interest rates ranging from 6.32% to 7.20%, with aggregate weighted average nominal and effective interest rates of 7.05% and 7.21%, respectively.

     The aggregate outstanding balance on Archstone's credit facilities was reduced from $673.8 million as of September 30, 1998 to $433.6 million as of November 10, 1998 which resulted primarily from the issuances of Long-Term Unsecured Debt and asset dispositions.

  Scheduled Debt Maturities and Interest Payment Requirements

     In order to minimize refinancing risk, Archstone's Long-Term Unsecured Debt obligations are carefully structured to create a relatively level principal maturity schedule without large payments due in any future year. Approximate principal reductions due during each of the calendar years in the 20-year period ending December 31, 2017 and thereafter, as of September 30, 1998 are as follows (in thousands):


                       Unsecured      Long-Term
                        Credit        Unsecured
                      Facilities         Debt        Mortgages        Total
                    -------------    -----------    -----------     ----------
1998.............     $  --           $   --          $ 32,175      $   32,175
1999.............       49,753          30,310          10,862          90,925
2000.............        --             25,310           7,422          32,732
2001.............      624,000          34,010          31,973         689,983
2002.............        --             47,810          20,731          68,541
2003.............        --             51,560          11,193          62,753
2004.............        --             51,560           5,636          57,196
2005.............        --             51,560          36,101          87,661
2006.............        --             51,560          17,408          68,968
2007.............        --             51,560          19,068          70,628
2008.............        --             51,560          22,760          74,320
2009.............        --             71,467           5,802          77,269
2010.............        --             63,836           9,444          73,280
2011.............        --             50,086           6,714          56,800
2012.............        --             55,086           6,990          62,076
2013.............        --             70,086           7,350          77,436
2014.............        --             52,586          20,790          73,376
2015.............        --             50,086          53,402         103,488
2016.............        --             55,086           8,055          63,141
2017.............        --             40,125           8,731          48,856
2018 - 2029......        --               --            90,984          90,984
                      --------        --------        --------      ----------
  Total..........     $673,753        $955,244        $433,591      $2,062,588
                      ========        ========        ========      ==========

     Archstone's credit facilities, Long-Term Unsecured Debt and mortgages payable had all-in effective interest rates of 6.93%, 7.55% and 6.02%, respectively, as of September 30, 1998.

  Shareholder Dividends/Distributions

     Archstone paid first and second quarter 1998 distributions of $0.34 per Common Share on February 25 and May 28, 1998 and its third quarter 1998 distribution of $0.355 per Common Share on August 27, 1998. On October 15, 1998, the Board declared the fourth quarter cash distribution of $0.355 per Common Share, payable on November 24, 1998, to shareholders of record on November 10, 1998. On March 31 and June 30, 1998 Archstone paid first and second quarter dividends of $0.4579 per Series A Preferred Share and on September 30, 1998 paid the third quarter dividend of $0.4781 per Series A Preferred Share. On March 31, June 30 and September 30, 1998 Archstone paid quarterly dividends of $0.5625 per Series B Preferred Share. On September 30, 1998, Archstone paid the third quarter dividend of $0.5391 per Series C Preferred Share.

     Based on current distribution levels and the number of Archstone shares outstanding at September 30, 1998, Archstone has the following annual dividend/distribution requirements (in thousands):

Common Share distributions.................................  $203,320
Series A Preferred Share dividends.........................     9,220
Series B Preferred Share dividends.........................     9,450
Series C Preferred Share dividends.........................     4,312
                                                             --------
Total dividend/distribution requirements...................  $226,302
                                                             ========

     Management anticipates that all interest and distribution/dividend requirements can be funded from operating cash flow.

  Commitments and Contingencies

     At September 30, 1998, Archstone had unfunded multifamily construction and redevelopment commitments aggregating approximately $470.1 million. Archstone anticipates completion of these communities that are currently under construction and the planned redevelopments by 2000. Actual costs incurred could be greater or less than Archstone's current estimates. Management believes that Archstone's unused borrowing capacity under its credit facilities, which aggregated $566.4 million at November 10, 1998, is sufficient to fund Archstone's investment commitments prior to repaying these balances with long term sources of capital.

     Archstone is a party to various claims and routine litigation arising in the ordinary course of business. Archstone does not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  Funding Sources

     Archstone expects to finance its investment and operating needs, including those outlined above, primarily with cash flow from operating activities, borrowings under its credit facilities and disposition proceeds prior to arranging long-term financing. Archstone uses its credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields.

     Other sources of future liquidity and financial flexibility include:

(i) Archstone currently has $87.2 million in shelf-registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to its ability to effect offerings on satisfactory terms. Management intends to file an additional shelf registration statement similar to its existing shelf to enhance Archstone's ability to utilize this option as a funding source. Archstone believes that its conservative ratio of long-term debt to total long-term undepreciated book capitalization (the sum of long-term unsecured debt and shareholders' equity after adding back accumulated depreciation) of 36.73% at November 10, 1998 provides considerable financial flexibility to fund its investment activities through the issuance of additional Long-Term Unsecured Debt or preferred shares during the next year, without the need to raise additional common equity. In addition, management expects to issue a limited amount of secured debt during the next nine months.

(ii) Archstone continues to explore the potential monetization of its $221.3 million (face amount at September 30, 1998) investment in its Homestead convertible mortgage notes receivable. Management views the potential sale or other monetization of these assets as a potential future source of funds. Although there is no established market for these securities, management's ability to consummate this type of transaction was demonstrated in July 1998 when, prior to the consummation of the Atlantic Merger, Atlantic sold all of its Homestead convertible mortgage notes receivable for $119.4 million plus accrued interest of $1.0 million, which resulted in a taxable gain of approximately $8.9 million. The net proceeds from the sale of these notes were used to repay borrowings on Archstone's credit facilities.

  Year 2000 Issue

     Archstone uses a significant number of information technology ("IT") and non-IT computer systems in its operations. The IT systems include accounting and property management systems, its desktop and communications systems and its other corporate systems. The non-IT systems include embedded microprocessors that control building systems such as lighting, security, fire, elevators, heating, ventilating and air conditioning systems.

     In 1997, Archstone began to address the year 2000 issue (that is, the fact that some systems might fail or produce inaccurate results using dates in or around the year 2000). Most of Archstone's key IT systems, including its property management software has recently been replaced or upgraded and management plans to replace or upgrade the remaining key IT systems during 1999. Management believes, based on statements by vendors and on its own testing, that all of the replacements and upgrades for mission-critical IT systems are year 2000 ready. Management is also continuing to replace or upgrade other non-critical IT systems with year 2000 ready systems to the extent that it is cost-effective to do so.

     Archstone is working with its vendors to confirm that the non-IT systems at its communities are year 2000 compliant and is continuing to replace critical non-IT systems that it believes are not year 2000 compliant. Archstone expects that its communities will be year 2000 compliant by the end of the third quarter of 1999.

     Archstone relies on a variety of outside suppliers to provide critical services to its communities. Of particular concern are the local utilities. Electric utilities, for example, use numerous embedded systems in producing, measuring, controlling and dispensing electricity. Without electricity, almost none of the systems at any community will function. Archstone does not control these outside suppliers and for some suppliers there may be no feasible alternative supplier available. The sustained failure of a utility or other supplier could have a material adverse effect on the operations of the affected community, and a widespread sustained failure of utilities or other suppliers could have a material adverse effect on Archstone.

     Archstone has developed and will continue to refine contingency plans to address the risk created by the year 2000 issue. These plans generally include having community management representation on-site at the communities during the century change to handle year 2000 issues as they arise and using the methods that Archstone's community managers customarily use to address failures by systems and suppliers.

     Archstone's historical costs for addressing the year 2000 issue are not material and management does not anticipate that its future costs associated with the year 2000 issue will be material. Archstone does not separately track the internal costs incurred for year 2000 compliance issues. Such costs are principally the related payroll of its information technology group. Although the cost of replacing Archstone's key IT systems is substantial, the replacements have been and are being made to improve operational efficiency and were not accelerated due to the year 2000 issue. Funds expended to date to address year 2000 issues have been made from operating cash flow. Archstone has not delayed any material projects as a result of the year 2000 issue.

     There can be no assurance that year 2000 remediation by Archstone or third parties will be properly and timely completed and failure to do so could have a material adverse effect on Archstone, its business and financial condition. Archstone cannot predict the actual effects of the year 2000 issue which depends on numerous uncertainties, many of which are outside its control, such as whether significant third parties such as banks and utilities address year 2000 issues properly and timely and whether broad-based or systemic economic failures may occur. Archstone will continue to monitor these issues through its year 2000 compliance program.

  Capital Expenditures

     In conjunction with the underwriting of each acquisition of a multifamily operating community, Archstone prepares acquisition budgets that encompass the incremental capital needed to achieve Archstone's investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

     As part of its operating strategy, Archstone conducts regular reviews of its assets to evaluate each community's physical condition relative to management's business objectives and the community's competitive position in its market. In conducting these evaluations, management considers Archstone's return on investment in relation to its long-term cost of capital as well as its research and analysis of competitive market factors.

     Capital expenditures for operating communities are classified as either "redevelopment" or "recurring". The redevelopment category includes: (i) redevelopment initiatives, which are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities; (ii) revenue-enhancing expenditures, which include investments that are expected to produce incremental community revenues, such as building garages/carports, adding storage facilities or gating a community; and (iii) expense-reducing expenditures, which include items such as water submetering systems and xeriscaping that reduce future operating costs. Archstone had 20 communities representing $384.2 million in total expected investment undergoing significant redevelopment activities as of September 30, 1998. Overall redevelopment expenditures (including revenue-enhancing and expense-reducing expenditures) aggregated $34.6 million during the nine months ended September 30, 1998.

     Recurring capital expenditures, which totaled $6.5 million during the nine months ended September 30, 1998, consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with Archstone's stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

     Repairs, maintenance and make-ready expenditures, including the replacement of carpet, appliances and HVAC systems, are expensed as incurred, to the extent they are not acquisition-related costs identified during Archstone's pre-acquisition due-diligence. Make-ready expenditures are costs incurred in preparing a vacant multifamily unit for the next resident.

     Funds From Operations

     Funds from operations is defined as net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) from depreciated real estate, provisions for possible losses, non-cash interest income, extraordinary items and significant non-recurring items. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. Archstone believes that funds from operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures and to fund other cash needs. The funds from operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash available to shareholders. Cash distributions paid to shareholders are described above under "--Distributions". Funds from operations are as follows (amounts in thousands):

                                                                              Three Months          Nine Months
                                                                           Ended September 30,   Ended September 30,
                                                                           -------------------   -------------------
                                                                             1998       1997       1998       1997
                                                                           --------   --------   --------   --------
Net earnings (loss) attributable to Common Shares - Basic................  $ 51,945   $(40,919)  $115,307   $ 29,789
Add (Deduct):
   Depreciation on real estate investments...............................    31,903     13,364     64,276     38,052
   Gains on dispositions of depreciated real estate, net.................   (21,204)   (10,723)   (36,688)   (47,930)
   Nonrecurring expenses.................................................     2,193     71,707      2,193     71,707
   Extraordinary item - write-off of unamortized loan costs..............     1,497         --      1,497         --
   Other, net............................................................        14       (340)     2,275        632
                                                                           --------   --------   --------   --------
Funds from operations attributable to Common Shares - Basic..............    66,348     33,089    148,860     92,250
   Add Back: Dividends on Series A Preferred Shares......................     2,333      2,423      7,117      7,539
                                                                           --------   --------   --------   --------
Funds from operations attributable to Common Shares - Diluted............  $ 68,681   $ 35,512   $155,977   $ 99,789
                                                                           ========   ========   ========   ========
Weighted average Common Shares outstanding - Basic.......................   143,967     81,506    110,585     78,280
   Conversion of Series A Preferred Shares...............................     6,625      7,471      6,878      7,818
   Incremental Options...................................................         8         34         29         34
                                                                           --------   --------   --------   --------
Weighted average Common Shares outstanding - Diluted.....................   150,600     89,011    117,492     86,132
                                                                           ========    =======   ========   ========

                          PART II--OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          12.1  --Computation of Ratio of Earnings to Fixed Charges

          12.2 --Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

          15.1 --Letter from KPMG Peat Marwick LLP dated November 16, 1998 regarding unaudited financial information

          27    -- Financial Data Schedule

     (b) Reports on Form 8-K:

           Date                      Item Reported                 Financial Statements
     -----------------               --------------                --------------------
        July 7, 1998                 Item 5, Item 7                         No
       July 15, 1998                 Item 2, Item 7                         No
     September 1, 1998               Item 5, Item 7                         Yes

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ARCHSTONE COMMUNITIES TRUST


                                     By: /s/ William Kell
                                         ----------------
                                           William Kell
                                       Senior Vice President
                                   (Principal Financial Officer)




                                     By: /s/ Ash K. Atwood
                                         -----------------
                                           Ash K. Atwood,
                                           Vice President
                                   (Principal Accounting Officer)

Date: November 16, 1998