Form 10-K
period 1998-12-31
ARCHSTONE COMMUNITIES TRUST/
filed 1999-03-16
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to               .


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

                     7670 South Chester Street, Suite 100
                           Englewood, Colorado 80112
             (Address of principal executive offices and zip code)

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
Common Shares of Beneficial Interest, par value $1.00 per share     New York Stock Exchange
Cumulative Convertible Series A Preferred Shares of
   Beneficial Interest, par value $1.00 per share                   New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of
   Beneficial Interest, par value $1.00 per share                   New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of
   Beneficial Interest, par value $1.00 per share                   New York Stock Exchange
Preferred Share Purchase Rights                                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price of the registrant's common shares on March 5, 1999, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,616,416,000.

     At March 5, 1999, there were approximately 139,004,000 of the registrant's Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement for the 1999 annual meeting of its shareholders are incorporated by reference in Part III of this report.

================================================================================

                               Table of Contents

  Item                                              Description                                           Page
  ----                                              -----------                                           ----
                                                      PART I
       Glossary.........................................................................................     1
 1.    Business.........................................................................................     4
              Archstone Communities Trust...............................................................     4
              Trustees and Officers of Archstone........................................................     7
              Employees.................................................................................    11
              Insurance.................................................................................    11
              Risk Factors..............................................................................    11
 2.    Properties.......................................................................................    15
              Geographic Distribution...................................................................    15
              Real Estate Portfolio.....................................................................    16
 3.    Legal Proceedings................................................................................    18
 4.    Submission of Matters to a Vote of Security Holders..............................................    18

                                                      PART II

 5.    Market for the Registrant's Common Equity and Related Stockholder Matters........................    18
 6.    Selected Financial Data..........................................................................    21
 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............    22
              Results of Operations.....................................................................    23
              Liquidity and Capital Resources...........................................................    26
7A.    Quantitive and Qualitative Disclosures About Market Risk.........................................    31
 8.    Financial Statements and Supplementary Data......................................................    32
 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    33

                                                     PART III

10.    Trustees and Executive Officers of the Registrant................................................    33
11.    Executive Compensation...........................................................................    33
12.    Security Ownership of Certain Beneficial Owners and Management...................................    33
13.    Certain Relationships and Related Transactions...................................................    33

                                                      PART IV
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    33

                                    GLOSSARY

  The following abbreviations, acronyms or defined terms used in this document are defined below:

       Abbreviation, Acronym or Defined Term                               Definition/Description
---------------------------------------------------     ------------------------------------------------------------
1999 Proxy Statement...............................     Archstone's definitive proxy statement for its 1999 annual meeting of shareholders.

ADA................................................     Americans with Disabilities Act.

APB................................................     Accounting Principles Board.

Archstone..........................................     Archstone Communities Trust, formerly PTR.  Financial
                                                        information and references throughout this document are
                                                        labeled "Archstone" for periods before and after the
                                                        Atlantic Merger (when the name of the company was changed), unless indicated otherwise.

ASA................................................     Administrative Services Agreement whereby Security Capital provides services to Archstone for a fee which include but are not limited to:  research, payroll and human resources, cash management, accounts payable, data processing,
                                                        insurance, legal and tax administration.

Atlantic...........................................     Security Capital Atlantic Incorporated.

Atlantic Merger....................................     In July 1998, Security Capital Atlantic Incorporated was
                                                        merged with and into PTR.  The combined company has
                                                        continued its existence under the name Archstone Communities
                                                        Trust and is traded on the NYSE under the symbol "ASN".

Board..............................................     Archstone's Board of Trustees which is divided into three
                                                        classes, each serving staggered three-year terms.

Chase..............................................     Chase Bank of Texas, National Association.

Common Share(s)....................................     Archstone common shares of beneficial interest, par value
                                                        $1.00 per share.

Company............................................     Archstone Communities Trust.

DEU(s).............................................     Dividend equivalent unit(s).

DRSP...............................................     Archstone's 1998 Dividend Reinvestment and Share Purchase
                                                        Plan which became effective in February 1998.

EPS................................................     Earnings per share.

Fannie Mae.........................................     Federal National Mortgage Association.

Fannie Mae Secured Debt............................     Long-term secured debt agreement for $268.5 million entered into with Fannie Mae in December 1998, through its
                                                        underwriting and servicing lender, Berkshire Mortgage
                                                        Finance.  This agreement matures in January 2006.

Funds From Operations..............................     Net earnings computed in accordance with GAAP, excluding
                                                        real estate depreciation, gains (or losses) on dispositions of depreciated real estate, provisions for possible losses on investments, non-cash interest income, extraordinary
                                                        items and significant non-recurring items.  The Funds From
                                                        Operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment
                                                        Trusts' definition, will not be comparable to similarly
                                                        titled measures of other REIT's which do not compute Funds
                                                        From Operations in a manner consistent with Archstone.

       Abbreviation, Acronym or Defined Term                               Definition/Description
---------------------------------------------------   ---------------------------------------------------------------
GAAP...............................................     Generally accepted accounting principles.

Homestead..........................................     Homestead Village Incorporated, the company to which
                                                        Archstone contributed its 54 extended-stay lodging assets in
                                                        October 1996.  (see "Item 14(a).  Financial Statements and
                                                        Schedule, Note 4, Mortgage Notes Receivable.")

Homestead Distribution.............................     A special distribution to Archstone's holders of Common
                                                        Shares of 0.125694 shares of Homestead common stock and
                                                        warrants to purchase 0.084326 shares of Homestead common
                                                        stock per Archstone Common Share, which occurred in November
                                                        1996.

In Planning........................................     Parcels of land owned or Under Control upon which
                                                        construction of apartments is expected to commence within 36 months.

Incentive Plan.....................................     Archstone's Long-Term Incentive Plan which was approved by holders of Common Shares in September 1997, which provides for purchases, option awards and grants of Common Shares.

IT.................................................     Information technology.

Lease-Up...........................................     The phase during which newly constructed apartments are
                                                        being leased for the first time, but prior to the community becoming Stabilized.

LIBOR..............................................     London Interbank Offered Rate.

Long-Term Unsecured Debt...........................     Collectively, Archstone's long-term unsecured senior notes payable.

Management Companies...............................     Collectively, the Property Manager and the REIT Manager.

Moderate Income....................................     Households earning 65% to 90% of the median income in a
                                                        given submarket.  Archstone's Moderate Income communities
                                                        target this segment of the renter market.

Net Operating Income (NOI).........................     Rental revenues less Property Operating Expenses.

NYSE...............................................     New York Stock Exchange.

Outside Trustees...................................     Independent members of Archstone's Board of Trustees.

Participating Preferred Shares.....................     Junior Participating Preferred Shares, par value $1.00 per share.

Preferred Shares...................................     Collectively, the Archstone Series A Convertible Preferred
                                                        Shares, Archstone Series B Preferred Shares and Archstone
                                                        Series C Preferred Shares.

Pre-stabilized.....................................     The period prior to a community being Stabilized (see
                                                        Stabilized definition).

Property Manager...................................     SCG Realty Services Incorporated, the entity that managed
                                                        most of Archstone's communities prior to September 1997.

Property Operating Expenses........................     The sum of rental expenses and real estate taxes.

PTR................................................     Security Capital Pacific Trust (NYSE: PTR), the name of
                                                        Archstone Communities Trust prior to the Atlantic Merger.

       Abbreviation, Acronym or Defined Term                               Definition/Description
---------------------------------------------------   ---------------------------------------------------------------
Purchase Rights....................................     Archstone preferred share purchase rights which entitle the holder of each right under certain circumstances to purchase from Archstone one one-hundredth of a share of a series of
                                                        Participating Preferred Shares, at a price of $60.00 per
                                                        one-hundredth of a Participating Preferred Share, subject to adjustment.

REIT...............................................     Real estate investment trust.

REIT Manager.......................................     Security Capital Pacific Incorporated, the external advisor that managed Archstone prior to September 1997.

SEC................................................     United States Securities and Exchange Commission.

Security Capital...................................     Security Capital Group Incorporated, Archstone's largest
                                                        shareholder (38% ownership at December 31, 1998) and the
                                                        owner of the Property Manager and REIT Manager until
                                                        September 1997.

Series A Convertible Preferred Shares..............     Archstone Series A Cumulative Convertible Preferred Shares
                                                        of Beneficial Interest, par value $1.00 per share.

Series B Preferred Shares..........................     Archstone Series B Non-Convertible Cumulative Redeemable
                                                        Preferred Shares of Beneficial Interest, par value $1.00 per share.

Series C Preferred Shares..........................     Archstone Series C Non-Convertible Cumulative Redeemable
                                                        Preferred Shares of Beneficial Interest, par value $1.00 per share.

SFAS...............................................     Statement of Financial Accounting Standards.

Stabilized.........................................     The classification assigned to an apartment community that has achieved 93% occupancy at market rents, and for which
                                                        the redevelopment, new management and new marketing programs
                                                        (or development and marketing in the case of a newly
                                                        developed community) have been completed.  The stabilization process takes up to 12 months except for major
                                                        redevelopments which could take longer.

Total Expected Investment..........................     For development communities, represents the total expected investment at completion; for operating communities,
                                                        represents the total expected investment plus planned
                                                        capital expenditures.

Under Control......................................     Land parcels which Archstone does not own, yet has an
                                                        exclusive right (through contingent contract or letter of
                                                        intent) during a contractually agreed upon time period to
                                                        acquire for the future development of apartment communities, subject to approval of contingencies during the due
                                                        diligence process. There can be no assurance that any such land will be acquired.

                                     PART I


Item 1.  Business

Archstone Communities Trust

     Archstone Communities Trust (NYSE: ASN) is a leading real estate operating company, which was formed in 1963. Archstone's principal focus is the development, acquisition, redevelopment, operation and ownership of apartment communities in markets and sub-markets with high barriers to entry across the United States. As of December 31, 1998, the Company had 305 apartment communities, representing 88,631 units, including 19,290 units in its development pipeline under construction and In Planning. Archstone's principal focus is to generate long-term sustainable growth in Net Operating Income and cash flow from operations in order to maximize shareholder value. In addition, the Company expects to create significant value by building a well-known brand image and reputation for quality around its products and services.

  Recent Accomplishments

  . In February 1999, Archstone announced that the Board had authorized the repurchase of up to $100 million of its Common Shares. Through March 5, 1999, Archstone had repurchased 4.3 million Common Shares at a weighted average price of $19.58 per Common Share, for a total purchase price of $84.4 million. Disposition proceeds were used to reduce Archstone's unsecured credit facility balances, providing the capacity to fund the share purchases. Archstone completed $96.6 million of dispositions year-to-date, through March 5, 1999.

  . In 1998, Net Operating Income for Archstone's same-store communities increased 5.6% over 1997, with a 12.1% increase in same-store NOI in California.

  . During 1998, Archstone completed $405.5 million of dispositions, producing aggregate gains of $65.5 million and redeployed the capital into new investments with excellent long-term growth prospects.

  . Archstone has assembled a development pipeline totaling $1.7 billion, including $1.0 billion of communities under construction and $699.7 million of communities In Planning, based on Total Expected Investment, as of December 31, 1998.

  . Twenty-one development communities achieved Stabilization during 1998, adding a total of 5,962 units, representing a Total Expected Investment of $375.0 million, to Archstone's operating portfolio, including the Stabilization of $40.5 million by Atlantic during the first six months of 1998.

  . PTR completed the Atlantic Merger in July 1998. Upon completion of the Atlantic Merger, PTR changed its name to Archstone and became a national apartment company.

  . Archstone paid distributions of $1.39 per Common Share during 1998, a 6.9% increase over Common Share distributions paid in 1997. The Board declared the first quarter 1999 Common Share distribution of $0.37 per Common Share, representing an annualized distribution rate of $1.48 and the ninth increase in Archstone's distribution level during the last eight years. This distribution also represents Archstone's 92nd consecutive quarterly Common Share distribution.

  Investment Strategy

     Archstone uses its extensive commitment to research to identify investment opportunities that it believes will produce total returns in excess of its long-term cost of capital. Management believes the Company's cost of equity capital is 13-14%, which when combined with current long-term debt rates, gives Archstone a weighted average long-term cost of capital of approximately 10-10.5%. Archstone only makes an investment when the total return, which includes the initial yield plus continued growth in Net Operating Income, is expected to exceed the Company's long-term cost of capital.

     The Company focuses its investment activities on those markets characterized by (i) attractive long-term economic fundamentals, (ii) high barriers to entry against new supply, and (iii) expensive single-family housing. Barriers to entry exist when there is a very limited amount of land zoned for apartment community development, and where local municipalities are reluctant to zone additional land for apartment communities. Examples of high-barrier markets include the Washington, D.C. metropolitan area, the San Francisco Bay area, and San Diego--all markets where Archstone has established a strategic long-term presence that it plans to increase over time. Archstone believes that the consistent increases in demand and limited competition typical of its target markets maximizes the Company's ability to produce sustainable long-term cash flow growth.

     In July 1998, the Company completed the Atlantic Merger, which significantly expanded Archstone's platform to implement its capital allocation strategy. The transaction increased Archstone's total assets by $1.9 billion and added more than 33,000 units to its real estate portfolio in the southeast and mid-Atlantic markets, including over 9,000 units in its development pipeline. In addition, the Atlantic Merger provided the national platform for expansion into several attractive markets in the eastern United States.

     Archstone is a fully integrated operating company that executes its investment strategy through the following four internal capabilities:

     1. Development. Archstone places considerable emphasis on the creation of value through the development of carefully planned apartment communities. Currently, the Company's development pipeline totals $1.7 billion, including $1.0 billion of communities under construction and $699.7 million of communities In Planning, based on Total Expected Investment. In 1998, the Company completed and Stabilized $375.0 million of new development communities, based on Total Expected Investment, representing 5,962 units, including the Stabilization of $40.5 million of new development communities by Atlantic during the first six months of 1998. Management expects Archstone's development capability to be a key contributor to its growth, as communities are completed and Stabilized at attractive yields during the next several years.

         Based on its customer research, Archstone's new development communities are designed to offer customers a high level of amenities at an attractive price, including computer alcoves, high-speed data access, extensive sound-proofing, fitness centers, theaters, and business centers. Additionally, the Company is redeveloping a number of its existing communities to include these amenities.

     2. Dispositions. The Company continues to pursue favorable opportunities to dispose of assets that no longer meet Archstone's long-term investment criteria and redeploy the proceeds into new investments with excellent long-term growth prospects. Through December 31, 1998, Archstone's experienced disposition team has disposed of more than $1.2 billion of assets since the inception of its asset optimization strategy in 1995, generating aggregate gains of $162.2 million (including $161.6 million of Atlantic dispositions producing gains of $8.3 million prior to the Atlantic Merger).

         In 1998, the Company exited a number of secondary markets with limited barriers to entry that do not meet Archstone's long-term investment criteria, including Greenville, South Carolina; Sacramento, California; Sarasota, Florida; and Santa Fe, New Mexico. Over the next 18 to 24 months, Archstone plans to exit a number of other secondary markets that are not consistent with its long-term investment strategy. The proceeds from dispositions in these markets will provide a significant source of incremental capital to fund future investments.

     3. Acquisitions. Archstone has proven acquisition capabilities, with more than $2.4 billion (excluding the 91 apartment communities acquired in the Atlantic Merger, totaling $1.5 billion) in acquisitions completed since 1992. However, in mid-1997, the Company determined that pricing for acquisitions had become relatively unattractive. Since that time, the Company's dispositions have been approximately equal to its acquisitions, excluding assets acquired in the Atlantic Merger. Virtually all of the Company's acquisitions in 1998 were funded from disposition proceeds through tax-deferred exchanges.

         Archstone's network of locally-based acquisition professionals allows the Company to continue to take advantage of selected opportunities in markets with strong growth prospects as they become available.

     4. Redevelopment. Archstone has significant experience adding value to existing apartment communities through redevelopment. The Company's redevelopment strategy is to reposition well-located assets through major redevelopments including upgrades to interiors, exteriors, landscaping and amenities. This strategy has been particularly successful in certain markets where it is generally difficult to develop new product due to a shortage of land suitable for development of apartments or onerous zoning restrictions. In addition, the Company has invested in revenue-enhancing capital expenditures such as building garages, carports and storage facilities, and also expense-reducing expenditures by implementing initiatives which include water submetering systems and xeriscaping. Archstone has completed the redevelopment of 26 apartment communities representing $609.7 million in Total Expected Investment, over the past five years, and had 20 communities in redevelopment, representing $405.3 million in Total Expected Investment as of December 31, 1998.

     Archstone's sophisticated investment strategy is designed to maximize the return on its invested capital. The Company establishes targeted capital allocations for each of its markets using a proprietary model. The Company's extensive investment and market research is used to update this model every six months, providing the foundation for a disciplined approach to investing in real estate. By executing this investment strategy through the internal investment capabilities discussed above, Archstone expects to solidify its position over the next two years as a company with core long-term investments concentrated in markets and submarkets with strong economic fundamentals and significant supply constraints.

 Customer-Focused Operations

     Archstone is dedicated to maximizing its communities' performance by providing high-quality lifestyle services to its customers in a consistent manner across its diverse portfolio. The Company actively pursues the ongoing development of innovative ideas and programs designed to enhance the customer experience with the Archstone brand, while also increasing cash flow generated from operations.

     Management believes that consistent delivery of customer service provides the platform for the development of a strong, enduring brand identity. Since 1992, the Company has dedicated significant resources to the recruiting, training and development of customer-focused associates. The Company believes that its associates provide the foundation for the delivery of consistent, high quality customer service across Archstone's portfolio.

     In 1998, Archstone launched its Seal of ServiceSM program, which allows the Company to consistently offer unconditional customer service guarantees at all of its communities. To management's knowledge, no other apartment company offers similar service programs on an unconditional basis. The Seal of ServiceSM program, which emulates successful customer service programs from other highly competitive industries, is designed to create customer loyalty and trust while setting a new service standard for the apartment industry. The program is fully operational at each Archstone community, and its features include:

     . 100% Move-In Satisfaction Guarantee allows a customer to live in an Archstone community for the first 30 days of his/her lease, and move out for any reason whatsoever without penalty, if not completely satisfied.

     . One-day Service Guarantee ensures that an Archstone associate will respond to service requests within one day of the request.

     . The Archstone Relocation Guarantee allows a customer to relocate to another Archstone community anywhere in the United States without completing his/her lease term or making a new security deposit. In 1998, more than 1,500 customers took advantage of this service.

     . The Archstone Rewards Program allows customers to benefit from long-term residency at a single Archstone apartment through receipt of complimentary services such as carpet cleaning and repainting, based on tenure.

     . The Customer Service Connection consists of a toll-free number and an e-mail address to provide customers with an avenue to share comments and suggestions.

     Through extensive customer research, Archstone believes it has identified a distinct opportunity to build an enduring brand identity around its services to its customers. The Company is committed to being viewed as a service leader and not solely as a real estate company. This innovative approach to its business is expected to create significant incremental value for Archstone by increasing customer preference for Archstone's products and services.

  Conservative Balance Sheet Management

     Archstone is committed to preserving its strong balance sheet and to maintaining financial flexibility. One of Archstone's primary objectives is to structure its balance sheet in order to have access to capital when few other real estate operating companies do. The Company believes that its conservative balance sheet management will allow Archstone to take advantage of compelling investment opportunities that it believes are more likely to emerge in a capital-constrained environment.

     During 1998, Archstone financed its investment activity primarily through internally generated cash flow from operations, asset dispositions, and the issuance of long-term debt. To minimize refinancing risk, Archstone's balance sheet is carefully managed so that the Company does not face liquidity issues in a given quarter or year. Archstone had a total of $501.0 million of undrawn capacity on its existing unsecured credit facilities as of March 5, 1999, and $4.0 billion of unencumbered assets. The Company's long-term debt is structured to create a relatively level principal maturity schedule, without excessive repayment obligations in any future year. Archstone has $35.8 million of total debt maturing during 1999, and $77.2 million maturing during 2000. In addition, the Company has a significant equity base, with a total equity market capitalization of approximately $3.0 billion as of March 5, 1999.

  Operating Segments

     See "Item 14(a). Financial Statements and Schedule, Note 12, Segment Data" for a discussion of Archstone's operating and reportable segments.

Trustees and Officers of Archstone

     Upon consummation of the Atlantic Merger, the name of the Company was changed to Archstone Communities Trust. References throughout this section are labeled "Archstone" for the post-merger period as a result of this name change. Pre-merger periods will be referenced as follows: (i) as "Archstone" for individuals who were associated with PTR, PTR's REIT Manager or Property Manager and, (ii) as "Atlantic" for individuals who were associated with Atlantic, Atlantic's REIT manager or property manager. See "14(a). Financial Statements and Schedule, Note 2, Atlantic Merger" for a more complete discussion of the Atlantic Merger.

  Trustees of Archstone

     James A. Cardwell-67-Trustee of Archstone since May 1980; Chief Executive Officer of Petro Stopping Centers, L.P. (operation of full-service truck stopping centers) and its predecessor since 1975; Director of El Paso Electric Company.

     Ned S. Holmes-54-Trustee of Archstone since July 1998; Director of Atlantic from May 1994 to July 1998; President and Chief Executive Officer of Laing Properties, Inc. since May 1990; Chairman and President of Parkway Investments/Texas Inc., a Houston-based real estate investment and development company which specializes in residential (apartment and townhouse), commercial (office and warehouse) and subdivision projects since April 1984; Director of Heritage Bank and Commercial Bancshares, Inc.; Chairman of the Port Commission of the Port of Houston Authority; Director of the Institute of International Education and the Houston International Protocol Alliance; Vice Chairman of Greater Houston Partnership.

     John T. Kelley, III-58-Trustee of Archstone since January 1988; founding officer and Advisory Trustee of ProLogis Trust (ownership and development of industrial parks in the United States, Mexico and Europe) since January 1993; Director of Security Capital since 1990; Director of Regency Realty Corporation (ownership and development of infill retail properties throughout the United States) since March 1999, prior to which he served as Chairman of the Board of Pacific Retail Trust.

     Calvin K. Kessler-67-Trustee of Archstone since January 1972; President and principal shareholder, Kessler Industries, Inc., (manufacturer of furniture and aluminum castings) since 1960.

     Constance B. Moore-43-Trustee of Archstone since July 1998; Managing Director of the Capital Division of Security Capital, since January 1999; Co-Chairman and Chief Operating Officer of Archstone from July 1998 to December 1998, at which time she left Archstone to become an employee of Security Capital; Director, Co-Chairman and Chief Operating Officer of Atlantic from January 1996 to July 1998; Managing Director of Archstone from May 1994 to December 1995; Senior Vice President of Security Capital from March 1993 to April 1994.

     James H. Polk, III-56-Trustee of Archstone since January 1976; Managing Director, SING LTD. Co. (operation and ownership of self-storage facilities), since January 1998; Managing Director of Security Capital Markets Group Incorporated from August 1992 to June 1997 and President from March 1997 to June 1997; affiliated with Archstone from January 1976 to June 1997 in various capacities, including President and Chief Executive Officer; past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.; Director, M.D. Anderson Hospital, Houston, Texas; and Director, Mortgage West, Santa Fe, New Mexico.

     John M. Richman-71-Trustee of Archstone since July 1998; Director of Atlantic from September 1996 to July 1998; Counsel to the law firm of Wachtell, Lipton, Rosen & Katz from January 1990 to October 1996 and from April 1997 to present; former Chairman and CEO of Kraft Foods; Director, USX Corporation, Stream International Inc., Evanston Northwestern Healthcare, Chicago Council on Foreign Relations and Lyric Opera of Chicago; Trustee of the Chicago Symphony Orchestra, Northwestern University and The Johnson Foundation; retired Director of R.R. Donnelley & Sons Company and served as Acting Chairman and Chief Executive Officer of that company from October 1996 to April 1997; retired Director of BankAmerica Corporation and Bank of America National Trust and Savings Association; Member, The Business Council and The Commercial Club of Chicago.

     John C. Schweitzer-54-Trustee of Archstone since April 1976; Director of Homestead since April 1997; Director of Regency Realty Corporation since March 1999; Trustee of Pacific Retail Trust from June 1997 to February 1999; President, Westgate Corporation (real estate and investments) since 1976; Managing Partner, Campbell Capital Ltd. (real estate and investments) since 1976; Trustee of Texas Christian University; Director of Chase Bank of Texas-Austin and KLRU Public Television, Austin, Texas.

     R. Scot Sellers-42-Trustee of Archstone since July 1998; Chairman and Chief Executive Officer of Archstone since December 1998, where he has overall responsibility for Archstone's strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of Archstone from July 1998 to December 1998; President and Chief Executive Officer of Archstone from June 1997 to July 1998; from September 1994 to June 1997, Managing Director of Archstone, where he had overall responsibility for Archstone's investment strategy and implementation; Senior Vice President of Archstone from May 1994 to September 1994; from April 1993 to May 1994, Senior Vice President of Security Capital, where he was responsible for portfolio acquisitions from institutional sources.

 Executive Officers of Archstone

     The executive officers of Archstone are:

Name                               Title
----                               -----
R. Scot Sellers...............     Chairman and Chief Executive Officer
Patrick R. Whelan.............     Chief Operating Officer and Managing Director
Charles E. Mueller, Jr........     Chief Financial Officer and Senior Vice President
Richard A. Banks..............     Senior Regional Officer and Managing Director  West Region
J. Lindsay Freeman............     Senior Regional Officer and Managing Director  East Region
Jay S. Jacobson...............     Senior Regional Officer and Managing Director  Central Region

 Biographies of Executive and Senior Officers

     R. Scot Sellers-42-See "Trustees of Archstone" above.

     Patrick R. Whelan-42-Chief Operating Officer of Archstone since December 1998, where he has overall responsibility for operations of the Company; Managing Director of Archstone since December 1996; previously, President of the Property Manager, where he had overall responsibility for property management nationwide; Senior Vice President and Co-Manager of apartment acquisitions for Security Capital from February 1994 to October 1994; Senior Vice President of Trammell Crow Company (development, acquisition and management of commercial properties) from July 1986 to January 1994.

     Charles E. Mueller, Jr.-35-Chief Financial Officer and Senior Vice President of Archstone since December 1998, where he is responsible for corporate finance, accounting/reporting and investor relations; Vice President of Archstone from September 1996 to December 1998; prior thereto, he was with Security Capital Markets Group, where he provided financial services to Security Capital and its affiliates; from April 1994 to April 1995, he participated in the management development program of Security Capital.

     Richard A. Banks-51-Managing Director of Archstone since December 1997, where he is responsible for investments and operations in the West Region; Senior Vice President of Archstone from August 1997 to December 1997; from January 1995 to August 1997, President and Chief Executive Officer of Lincoln Residential Services, where he was responsible for all aspects of leading a full service property management company of approximately 40,000 apartment units in the western United States; from July 1993 to January 1995, Vice President of Lincoln Property Company, Irvine, California, with responsibility for overall management and revenue growth for the region.

     J. Lindsay Freeman-53-Managing Director of Archstone since July 1998, where he has responsibility for investments and operations in the East Region; Managing Director of Atlantic from December 1997 to July 1998; Senior Vice President of Atlantic from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

     Jay S. Jacobson-46-Managing Director of Archstone since December 1997, where he is responsible for investments and operations in the Central Region; Senior Vice President from June 1996 to December 1997; Vice President from July 1993 to June 1996; from 1988 to July 1993, Vice President of Residential Development for Michael Swerdlow Companies, Inc. and Hollywood Inc., South Florida (real estate development/management companies under common control), where he was responsible for the planning and development of large scale single-family and apartment developments as well as other development properties.

     Daniel E. Amedro-42-Senior Vice President of Archstone since January 1999, where he serves as Chief Information Officer; Senior Vice President of Security Capital from March 1998 to December 1998; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; from March 1981 to September 1996, he was with Hyatt Hotels and Resorts, where his most recent position was Vice President of Information Services and was responsible for all strategic information systems including Spirit, Hyatt's worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

     Neil T. Brown-42-Senior Vice President of Archstone since September 1998, where he is responsible for directing the development of new apartment communities in the East Region; Vice President from July 1998 to September 1998; Vice President of Atlantic from April 1996 to July 1998, where he had comparable responsibilities; from July 1992 to December 1995, Regional Vice President/Regional Partner of JPI Development Partners, Inc., where he was responsible for all development activity in Florida.

     Richard O. Campbell-36-Senior Vice President of Archstone since July 1998, where he is responsible for investment activity in certain target markets in the Midwest; Senior Vice President and Regional Managing Partner for the Dallas/Fort Worth area for JPI Partners from March 1997 to May 1998; Vice President in the Development Group for Atlantic from May 1994 to March 1997; Vice President in the Development Group for Archstone from May 1991 to May 1994.

     Richard W. Dickason-42-Senior Vice President of Archstone since October 1997, where he has overall responsibility for activities in the northeastern United States; Vice President from December 1993 to October 1997; previously, President of J.M. Peters Company/Capital Pacific Homes, where he acquired property for the development of single-family homes and apartment communities.

     Joseph J. Dominguez-39-Senior Vice President of Archstone since December 1998, where he is responsible for construction and planning of development communities in the East Region; Vice President from July 1998 to December 1998; Vice President of Atlantic from April 1996 to July 1998; prior thereto, he was a member of the development group of Atlantic; from November 1984 to August 1995, Vice President of Operations for the Casden Company, where he had overall responsibility for the start-up and operations of a general contracting subsidiary.

     Dana K. Hamilton-30-Senior Vice President of Archstone since December 1998 where she is responsible for the development of the Archstone brand and corporate marketing and communications; Vice President from December 1996 to December 1998, responsible for new product development and revenue enhancement through portfolio-wide initiatives; from April 1996 to December 1996, she focused on national operations; from August 1994 to April 1995, she participated in the management development program of Security Capital.

     Nelson L. Henry-63-Senior Vice President of Archstone since September 1998, where he has overall responsibility for construction, planning and rehabilitation activity in the West Region; Vice President from August 1994 to September 1998; from January 1983 to August 1994, Construction Vice President for Lincoln Property Company N.C. Inc., where he was responsible for the construction of over 8,000 units in Colorado and California; prior thereto, he was President of Royal Investment Corporation, a regional apartment and single family home developer.

     John Jordano, III-42-Senior Vice President of Archstone since October 1997, where he has overall responsibility for investment activity in the West Region; Vice President from August 1994 to October 1997; from January 1992 to July 1994, Senior Vice President of Prospect Partners, where he was responsible for identifying and advising individual and corporate clients on financial institution and Resolution Trust Corporation apartment acquisition and investment opportunities in the western United States.

     William Kell-42-Senior Vice President and Controller of Archstone since July 1998, where he is responsible for financial reporting, accounting, budgeting and forecasting; Senior Vice President of Atlantic from December 1997 to July 1998; Vice President of Atlantic from January 1996 to December 1997, during which time he held comparable responsibilities; from June 1991 to December 1995, Vice President and Controller of Archstone, where he had overall responsibility for accounting and financial reporting.

     Jeffrey A. Klopf-50-Senior Vice President and Secretary of Archstone and Security Capital since January 1996, where he provides securities offerings, corporate acquisition and other legal and corporate governance services; from January 1988 to December 1995, partner of Mayer, Brown & Platt, where he practiced corporate and securities law.

     Mary Caperton Lester-44-Senior Vice President of Archstone since September 1998 and Vice President from July 1998 to September 1998, where she has overall responsibility for community operations in Mid-Atlantic markets; Vice President of Atlantic from July 1995 to July 1998 and with Atlantic since June 1994, during which time she held comparable responsibilities; from May 1993 to May 1994, Ms. Lester was with Summit Management Company, where she specialized in new business development.

     Toni L. Lopez-41-Senior Vice President of Archstone since September 1998 and Vice President from August 1996 to September 1998, where she has overall responsibility for community operations in Denver, Colorado and Dallas, Austin and San Antonio, Texas, and with Archstone since July 1993, where she was responsible for community operations in San Antonio and Austin, Texas.

     Scott V. Monroe-39-Senior Vice President of Archstone since December 1998, where he has overall responsibility for community operations in California; Vice President from August 1996 to December 1998, during which time he held comparable responsibilities; from March 1987 to July 1996, Vice President of Maxim Property Management, where he had direct management responsibility for a residential portfolio consisting of over 11,000 units located throughout California and Arizona.

     Christopher T. Nolan-35-Senior Vice President of Archstone since September 1998 and Vice President from July 1998 to September 1998, where he has overall responsibility for acquisitions and dispositions in the East Region; Vice President of Atlantic from February 1998 to July 1998; from January 1997 to February 1998, Managing Director of R&B Realty Group, where he managed their apartment community expansion effort; from December 1995 to January 1997, Vice President of Atlantic, where he had responsibility for acquisitions; from May 1994 to December 1995, he was a member of Atlantic's asset management group and from February 1989 to May 1994, he was a member of USF&G Corporation's real estate division.

     Daniel W. Ogden-38-Senior Vice President of Archstone since September 1998, where he is responsible for community operations in New Mexico, Arizona, and Nevada; Vice President from March 1995 to September 1998, during which time he held comparable responsibilities; from June 1994 to February 1995, Executive Vice President of Mutual Real Estate Corporation in Dallas, Texas, where he was responsible for the management of a portfolio containing properties in seven states; from September 1990 to May 1994, Regional Vice President of Lincoln Property Company, where he was responsible for the management of over 16,000 apartment units located in 12 Mid-Atlantic/Midwest states.

     Glenn T. Rand-38-Senior Vice President of Archstone since September 1998 and Vice President from July 1998 to September 1998, where he is responsible for community operations in Florida and Georgia; Vice President of Atlantic from June 1996 to July 1998 and with Atlantic since May 1995, where he had comparable responsibilities; from August 1987 to April 1995, Vice President of Trammell Crow Residential and Avalon Properties, where he was responsible for operations and third party management solicitation in southern Florida and the northeastern United States.

     Gary L. Truitt-48-Senior Vice President of Archstone since December 1998, where he is responsible for Archstone's national redevelopment and purchasing activities and construction in the northeastern United States; Vice President from December 1995 to December 1998 and with Archstone since January 1995; Project Manager with C.F. Jordan, Inc. from July 1994 to January 1995; from January 1991 to July 1994, Superintendent of Benchmark Contractors, where he was responsible for supervision and code and specification compliance.


Employees

     Archstone currently employs approximately 2,100 individuals, of which approximately 1,700 are focused on the site-level management of Archstone's apartment communities. The balance are professionals who manage corporate and regional operations, including Archstone's investment program, property operations and financial activities. Prior to the acquisition of the Management Companies in September 1997, Archstone had no employees. In connection with the internalization of the management functions, all individuals previously employed by the REIT Manager and the Property Manager became employees of Archstone. Archstone's management considers its relationship with its employees to be good. Archstone's employees are not represented by a collective bargaining agreement. See "--Trustees and Officers of Archstone." Archstone's management team emphasizes active training and organizational development initiatives for associates at all levels of the Company to build long-term management depth and succession planning.

Insurance

     Archstone carries comprehensive general liability coverage on its owned communities, with limits of liability customary within the industry, to insure against liability claims and related defense costs. Similarly, Archstone is insured against the risk of direct physical damage in amounts necessary to reimburse Archstone on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period, plus a 12 month extended period indemnification. Archstone's blanket property policy for all operating and development communities includes coverage for the perils of flood and earthquake. Archstone's earthquake coverage is subject to a deductible equal to 5% of the aggregate insurance value of communities affected by any such occurrence, subject to a maximum deductible of $5 million. The maximum aggregate flood or earthquake recovery per occurrence is $300 million.

Risk Factors

     The following factors could affect Archstone's future financial performance.

  Dependence on Key Personnel

     Archstone's success depends on its ability to attract and retain the services of executive officers, senior officers and company managers. Archstone believes that management should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the Company. Archstone believes that several of its senior officers could serve as the principal executive officer and continue the Company's strong performance. However, there is substantial competition for qualified personnel in the real estate industry and the loss of several of its key personnel could have an adverse effect on Archstone.

  Debt Financing Risks

     To the extent Archstone incurs debt, Archstone will be subject to the risks associated with debt financing. These risks include the risks that Archstone will not have sufficient cash flow from operations to meet required payments of principal and interest, that Archstone will be unable to refinance current or future indebtedness, that the terms of any refinancing will not be as favorable as the terms of existing indebtedness, and that Archstone will be unable to make necessary investments in new business initiatives due to lack of available funds. If Archstone is unable to make its required payments on indebtedness that is secured by a mortgage on Archstone's property, the asset may be transferred to the mortgagee with a consequent loss of income and value to Archstone. Nevertheless, Archstone has an available capacity of $501.0 million on its unsecured credit facilities as of March 5, 1999 and $4.0 billion of unencumbered assets, which provide significant liquidity to meet its obligations.

  Variable Interest Rate Risk

     Increases in interest rates could increase Archstone's interest expense, which would adversely affect Archstone's net earnings and cash available for payment of obligations. With the exception of Archstone's unsecured credit facilities and tax except floating rate mortgage debt, Archstone's exposure to interest rates on debt is substantially limited through the use of fixed rate loans, together with interest rate swaps and caps on variable rate loans.

  Availability of Capital

     During the latter half of 1998 and continuing into 1999, the real estate industry experienced a reduced supply of favorably priced equity and debt capital, which generally decreased the level of new investment activity by real estate companies. Archstone believes these capital constraints will positively affect supply and demand situations in many markets and may provide attractive acquisition opportunities for those companies with strong balance sheets, which Archstone has. However, a prolonged period in which real estate operating companies cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities.

  Interests of Certain Trustees in Archstone's Affiliates

     Several of Archstone's Trustees are directors of Security Capital or Homestead. In the event there is a transaction between Archstone and Security Capital or Homestead, the interests of these persons may differ from the interests of Archstone's shareholders as a result of their positions in Security Capital or Homestead. For this reason, any transactions with an affiliate must be approved by a majority of the Outside Trustees and Trustees with a potential conflict are not allowed to vote on such transactions.

  Significant Influence of Principal Shareholder

     As of December 31, 1998, Security Capital beneficially owned approximately 38% of the issued and outstanding Common Shares and therefore controls approximately 38% of the vote on matters submitted to Archstone's shareholders for action. In addition, Security Capital is entitled to representation on the Board of Trustees in proportion to its ownership interest and has rights of prior approval and consultation regarding certain matters.

  General Real Estate Investment Risks

     The return which Archstone achieves is dependent on the performance of the real property investments held by Archstone, which are subject to varying degrees of risk. Real estate cash flows and values are affected by a number of factors, including changes in the general economic climate, local, regional or national conditions (such as an oversupply of properties or a reduction in rental demand in a specific area), the quality and philosophy of management, competition from other available properties and the ability to provide adequate maintenance and insurance and to control operating costs. Although Archstone seeks to minimize these risks through its market research and asset and property management capabilities, it cannot eliminate these risks. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, interest rate levels, the availability of financing, potential liability under environmental and other laws, and changes in environmental and other laws. Archstone's income and distributable cash flow would be adversely affected if it was unable to lease apartments on economically favorable terms.

  Risks of Real Estate Development

     Archstone has developed or commenced development on a substantial number of apartment communities and expects to develop additional apartment communities in the future. Real estate development involves significant risks in addition to those involved in the ownership and operation of established communities, including the risks that financing, if needed, may not be available on favorable terms for development projects, that construction may not be completed on schedule (resulting in increased debt service expense and construction costs), that estimates of the costs of apartment communities may prove to be inaccurate and that communities may not be leased or rented on profitable terms. These risks may cause the development to fail to perform as Archstone expected. Timely construction may be affected by local weather conditions, local or national strikes and by local or national shortages in materials, insulation, building supplies or energy and fuel for equipment.

  Illiquidity of Real Estate Investments

     Equity real estate investments are relatively illiquid and therefore may tend to limit the ability of Archstone to react promptly to changes in economic or other conditions. However, Archstone has been able to dispose of more than $1.2 billion of assets since the inception of its asset optimization strategy in 1995. Archstone's ability to dispose of assets in the future will depend on prevailing market conditions.

  Regulation

     Archstone's communities must comply with Title III of the ADA to the extent that such communities are "public accommodations" and/or "commercial facilities" as defined by the ADA. The ADA does not consider apartment communities to be public accommodations or commercial facilities, except portions of such facilities open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. Archstone believes that the mandated portions of its communities comply with all present requirements under the ADA and applicable state laws.

  Changes in Laws

     Archstone may not be able to pass increased costs resulting from increases in real estate, income or transfer taxes or other governmental requirements directly to tenants. Substantial increases in rents, as a result of those increased costs, may affect the ability of a tenant to pay rent, causing increased vacancy. Changes in laws increasing potential liability for environmental conditions or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures. Archstone can give no assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the laws with respect to Archstone's qualification as a REIT, or the federal income tax consequences of that qualification to Archstone.

  Uninsured Losses

     There are certain types of losses (such as from wars) which may be uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, Archstone could lose both its capital invested in, and anticipated profits from, one or more communities.

  Competition

     There are numerous commercial developers, real estate companies and other owners of real estate that compete with Archstone in seeking land for development, communities for acquisition and disposition, and residents for communities. All of Archstone's apartment communities are located in developed areas that include other apartment communities. The number of competitive apartment communities in a particular area could have a material adverse effect on Archstone's ability to lease units and on the rents charged. In addition, other forms of single family and apartment communities provide housing alternatives to residents and potential residents of Archstone's apartment communities.

     As reported in "Item 2. Properties--Geographic Distribution", Archstone has approximately 14% of its apartment communities which are operating, under construction or In Planning located in Southern California, which is a geographic area comprised of Los Angeles, the Inland Empire, Orange County, San Diego and Ventura County. None of these target markets represent over 10% of Archstone's apartment communities. Archstone is subject to increased exposure (positive or negative) to the economic and other competitive factors specific to target markets in this geographic area.

     The majority of Archstone's development efforts emphasize the development of apartment communities targeted at Moderate Income households. Management believes that Moderate Income households represent one of the largest and most underserved segments of the renter population. These households exhibit a number of very important characteristics that make them particularly desirable. For example, Moderate Income households typically consist of longer term residents, which results in lower resident turnover and, therefore, lower overall costs to refurbish units for re-leasing. In addition, there is relatively limited competition for this segment of the market because most developers target the upper income segment of the market. Archstone believes that focusing on the Moderate Income segment will allow it to achieve more consistent rental increases and higher occupancies over the long term and, thereby, realize sustainable cash flow growth and appreciation in value.

  Impact of Environmental Regulations

     Archstone is subject to environmental and health and safety laws and regulations related to the ownership, operation, development and acquisition of its apartments. Under those laws and regulations, Archstone may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Those laws and regulations often impose liability without regard to fault.

     As part of Archstone's due diligence procedures, Archstone has conducted Phase I environmental assessments on each of its properties prior to acquisition; however, Archstone can give no assurance that those assessments have revealed all potential liabilities. Archstone is not aware of any environmental condition on any of the properties of the companies in which it has an investment which is likely to have a material adverse effect on its financial position or results of operations; however, Archstone can give no assurance that any such condition does not exist or may not arise in the future.

Item 2.  Properties

Geographic Distribution

  To effectively manage its apartment communities, Archstone has organized its operations into three regions: Central, East and West. Within these regions, Archstone's apartment communities are located in markets that include 30 of the nation's 50 largest metropolitan markets. The following table summarizes the geographic distribution of Archstone's apartment communities which are operating, under construction or In Planning, based on Total Expected Investment.

                                                                           December 31,
                                                        ------------------------------------------------
                                                              1998              1997             1996
                                                        --------------    -------------    -------------
Central Region
  Austin, Texas......................................             2.19%            3.43%            5.31%
  Dallas, Texas......................................             1.94             2.11             3.22
  Denver, Colorado...................................             2.96             5.23             5.29
  El Paso, Texas.....................................             1.13             2.36             3.34
  Houston, Texas.....................................             2.71             4.53             7.35
  Salt Lake City, Utah...............................             3.84             5.33             5.30
  San Antonio, Texas.................................             2.25             3.74             4.94
  Other..............................................             1.32             0.78             1.80
                                                        --------------    -------------    -------------
     Central Region Total............................            18.34            27.51            36.55
                                                        --------------    -------------    -------------
East Region
  Atlanta, Georgia...................................             8.35               --               --
  Birmingham, Alabama................................             1.02               --               --
  Charlotte, North Carolina..........................             3.86               --               --
  Nashville, Tennessee...............................             1.75               --               --
  Orlando, Florida...................................             1.31               --               --
  Raleigh, North Carolina............................             5.21               --               --
  Richmond, Virginia.................................             2.69               --               --
  Southeast Florida..................................             5.23               --               --
  Washington, D.C....................................             5.41               --               --
  West Coast Florida.................................             1.85               --               --
  Other..............................................             2.10               --               --
                                                        --------------    -------------    -------------
     East Region Total...............................            38.78               --               --
                                                        --------------    -------------    -------------
West Region
  Albuquerque, New Mexico............................             2.31             4.04             5.24
  Las Vegas, Nevada..................................             1.43             2.81             4.01
  Phoenix, Arizona...................................             5.84            10.42            11.99
  Portland, Oregon...................................             2.10             5.01             7.82
  San Francisco Bay Area, California.................             9.76            15.94             8.79
  Seattle, Washington................................             6.44            11.63             7.32
  Southern California................................            13.83            20.15            14.66
  Tucson, Arizona....................................             0.26             1.12             2.05
  Other..............................................             0.91             1.37             1.57
                                                        --------------    -------------    -------------
     West Region Total...............................            42.88            72.49            63.45
                                                        --------------    -------------    -------------
       Total All Markets.............................           100.00%          100.00%          100.00%
                                                        ==============    =============    =============

Real Estate Portfolio

  The information in the following table is as of December 31, 1998 (dollar amounts in thousands). Additional information on Archstone's real estate portfolio is contained in "Schedule III, Real Estate and Accumulated Depreciation," and in Archstone's financial statements incorporated by reference in "Item 14(a). Financial Statements and Schedule."

                                                                                                          Total
                                                     Number of         Number         Archstone          Expected      Percentage
                                                    Communities       of Units        Investment        Investment     Leased (1)
                                                  --------------    -----------    --------------    ---------------   ----------
OPERATING APARTMENT COMMUNITIES:
Central Region:
  Austin, Texas................................                5          1,732        $   73,061         $   73,916         97.8%
  Dallas, Texas................................                8          1,984           107,695            113,489         97.2
  Denver, Colorado.............................                7          2,234           110,654            116,000         99.0
  El Paso, Texas...............................                7          2,306            64,692             66,117         94.5
  Houston, Texas...............................                6          2,358           111,977            113,360         97.9
  Salt Lake City, Utah.........................               14          2,933           152,404            156,472         94.5
  San Antonio, Texas...........................               14          3,453           127,571            131,695         97.7
  Other........................................                1            196            13,154             13,587         98.5
                                                  --------------    -----------    --------------    ---------------    ---------
     Central Region Subtotal/Average...........               62         17,196        $  761,208         $  784,636         96.9%
                                                  --------------    -----------    --------------    ---------------    ---------
East Region:
  Atlanta, Georgia.............................               21          6,481        $  415,120         $  416,879         96.2%
  Birmingham, Alabama..........................                3            772            40,801             40,894         99.2
  Charlotte, North Carolina....................               11          3,062           193,716            196,085         96.9
  Nashville, Tennessee.........................                5          1,637            85,920             86,908         96.3
  Orlando, Florida.............................                5            886            47,114             48,032         97.7
  Raleigh, North Carolina......................               14          3,646           226,783            229,413         96.5
  Richmond, Virginia...........................                4            984            69,084             69,717         96.0
  Southeast Florida............................               11          2,880           170,423            173,138         97.6
  Washington, D.C  .                                           7          1,978           155,470            157,304         99.2
  West Coast Florida...........................                8          1,896            87,988             88,750         97.8
  Other........................................                7          1,907           106,712            108,375         96.2
                                                  --------------    -----------    --------------    ---------------    ---------
     East Region Subtotal/Average..............               96         26,129        $1,599,131         $1,615,495         97.0%
                                                  --------------    -----------    --------------    ---------------    ---------
West Region:
  Albuquerque, New Mexico......................               10          2,776        $  133,005         $  135,537         94.4%
  Las Vegas, Nevada............................                3          1,748            82,679             83,786         94.5
  Phoenix, Arizona.............................               12          4,990           233,031            242,670         95.3
  Portland, Oregon.............................                7          1,664            94,226             95,323         94.5
  San Francisco Bay Area, California...........                8          3,515           328,197            340,978         93.7
  Seattle, Washington..........................               15          4,038           274,265            279,705         95.7
  Southern California..........................               21          6,318           469,365            480,581         98.2
  Tucson, Arizona..............................                2            415            14,885             15,473         94.5
  Other........................................                2            552            37,052             37,272         96.0
                                                  --------------    -----------    --------------    ---------------    ---------
     West Region Subtotal/Average..............               80         26,016        $1,666,705         $1,711,325         95.7%
                                                  --------------    -----------    --------------    ---------------    ---------
       Operating Apartment
          Communities Subtotal/Average.........              238         69,341        $4,027,044         $4,111,456         96.5%
                                                  --------------    -----------    --------------    ---------------    ---------


                                                                                                 Total
                                                Number of      Number       Archstone           Expected         Percentage
                                               Communities    of Units     Investment          Investment        Leased (1)
                                               -----------    --------     ----------        --------------      ----------
APARTMENT COMMUNITIES UNDER
CONSTRUCTION:
Central Region:
  Austin, Texas................................    2            616        $   12,443           $   44,525             N/A%
  Denver, Colorado.............................    2            592            26,370               44,836             N/A
  Houston, Texas...............................    2            354            20,545               24,408            56.5
  Salt Lake City, Utah.........................    1            448            19,047               37,483             N/A
  Other .......................................    1            220            10,415               16,384             N/A
                                               -------      -------        ----------         ------------          -------
     Central Region Subtotal/Average...........    8          2,230        $   88,820           $  167,636             9.0%
                                               -------      -------        ----------         ------------          -------
East Region:
  Atlanta, Georgia.............................    3            820        $   64,844           $   72,115            47.4%
  Birmingham, Alabama..........................    1            268             8,979               18,939             N/A
  Nashville, Tennessee.........................    1            216             8,325               15,361             N/A
  Orlando, Florida.............................    2            332            26,965               28,743            91.1
  Raleigh, North Carolina......................    3          1,004            52,293               76,196            30.0
  Richmond, Virginia...........................    4            952            59,108               78,759            55.5
  Southeast Florida............................    3            836            67,064               72,367            44.1
  Washington, D.C..............................    1            338            15,621               36,446             N/A
  West Coast Florida...........................    1            264             4,955               19,750             N/A
  Other........................................    1            202             7,058               14,846             N/A
                                               -------      -------        ----------         ------------          -------
     East Region Subtotal/Average..............   20          5,232        $  315,212           $  433,522            36.1%
                                               -------      -------        ----------         ------------          -------
West Region:
  Phoenix, Arizona.............................    4          1,104        $   60,899           $   75,045            36.2%
  Portland, Oregon.............................    1            408            27,423               27,720            62.5
  San Francisco, California....................    3          1,088            77,673              146,282             N/A
  Searle, Washington..........................     3          1,034            55,173               86,968            21.6
  Southern California..........................    2            844            71,644               96,083            44.4
  Other .......................................    1            180             5,053               16,203             N/A
                                               -------      -------        ----------         ------------          -------
     West Region Subtotal/Average..............   14          4,658        $  297,865           $  448,301            26.9%
                                               -------      -------        ----------         ------------          -------
        Apartment Communities Under
           Construction Subtotal/Average.......   42         12,120        $  701,897           $1,049,459            27.8%
                                               -------      -------        ----------         ------------          -------

APARTMENT COMMUNITIES IN
PLANNING AND OWNED:
  Central Region...............................    2            494        $    5,825           $   31,102
  East Region..................................    3            940            14,059               79,432
  West Region..................................    5          1,964            49,826              212,691
                                               -------      -------        ----------         ------------
        Apartment Communities In
           Planning and Owned
           Subtotal/Average....................   10          3,398        $   69,710           $  323,225
                                               -------      -------        ----------         ------------
          Total Apartment Communities
             Owned at December 31,
             1998..............................  290         84,859        $4,798,651           $5,484,140
                                               -------      -------        ----------         ------------

OTHER LAND HELD................................                 --         $   48,280                   --
                                                           -------         ----------         ------------


OTHER REAL ESTATE ASSETS.......................                --          $   22,870           $   22,870
                                                           -------         ----------         ------------
               Total Real Estate
                  Owned at
                  December 31, 1998............            84,859          $4,869,801           $5,507,010
                                                          =======          ==========         ============

APARTMENT COMMUNITIES  IN PLANNING AND UNDER CONTROL(2):            Expected           Total
                                                                     Number          Expected
                                                                    of Units        Investment
                                                                  -----------    ---------------
  Central Region..............................................            908    $        91,305
  East Region.................................................          1,630            144,266
  West Region.................................................          1,234            140,914
                                                                  -----------    ---------------
     Total Apartment Communities In Planning  and Under
        Control                                                         3,772    $       376,485
                                                                  ===========    ===============

(1) Represents percentage leased as of December 31, 1998. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 1998. An "N/A" indicates markets with communities under construction where Lease-Up has not yet commenced.
(2) As of December 31, 1998, Archstone's actual investment in communities In Planning and Under Control was $4.8 million, which is reflected in the "Other assets" caption of Archstone's Balance Sheet.


Item 3. Legal Proceedings

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Common Shares are listed on the NYSE under the symbol "ASN". The following table sets forth the high and low sales prices of the Common Shares as reported in the NYSE Composite Tape and cash distributions per Common Share for the periods indicated.

                                                                                                                  Cash
                                                                   High                  Low                   Distributions
                                                            -----------------       ---------------         -----------------
1997:
   First Quarter.......................................          $25 1/8                $21                       $0.325
   Second Quarter......................................           24 1/4                 21 1/2                    0.325
   Third Quarter.......................................           24 3/8                 21 5/8                    0.325
   Fourth Quarter......................................           25 1/8                 21 7/8                    0.325
1998:
   First Quarter.......................................          $24 1/2                $22 1/8                   $0.340
   Second Quarter......................................           24 1/16                21 1/4                    0.340
   Third Quarter.......................................           23 11/16               18                        0.355
   Fourth Quarter......................................           21 1/2                 17 7/8                    0.355
1999:
   First Quarter (through March 5, 1999)                         $21 1/16               $19 3/16                  $0.370

  In addition to the quarterly cash distributions shown above, the following distributions were made to Archstone's shareholders:

(i) Archstone made the Homestead Distribution to holders of Archstone's Common Shares in November 1996. The securities distributed in the Homestead Distribution had a market value of $3.032 per Common Share based on the closing prices of the Homestead common stock and Homestead warrants on the American Stock Exchange on the day prior to the distribution date. The Homestead Distribution resulted in an adjustment of $3.125 per Common Share ($21.875 before and $18.750 after) on the NYSE in November 1996.

(ii) After the closing of the acquisition of the Management Companies, Security Capital issued pro rata directly to holders of Archstone's Common Shares and Series A Convertible Preferred Shares (other than to Security Capital) $102.0 million of warrants to acquire 3,644,430 shares of Class B common stock of Security Capital. Archstone Common Shareholders received 0.052646 warrants for each Common Share held and Series A Convertible Preferred Shareholders received 0.070909 warrants for each Series A Convertible Preferred Share held. Each warrant could be exercised for one share of Security Capital Class B common stock at an exercise price of $28 per share through September 1998.

     As of March 5, 1999, Archstone had approximately 139,004,000 Common Shares outstanding, approximately 3,100 record holders of Common Shares and approximately 22,100 beneficial holders of Common Shares.

     Archstone, in order to qualify as a REIT, is required to make distributions (other than capital gain distributions) to its shareholders in amounts at least equal to (i) the sum of (A) 95% of its REIT taxable income (computed without regard to the dividends-paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Including the February 1999 distribution of $0.37 per Common Share, Archstone has paid 92 consecutive quarterly cash distributions on the Common Shares. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating results of Archstone. Archstone's long-term objective is to reduce its dividend payout ratio to 65-70% of Funds from Operations while increasing annual dividends per Common Share each year. Reducing the dividend payout ratio allows Archstone to retain more of its internally generated cash flow from operations to fund future investment opportunities while maintaining compliance with the REIT rules requiring payout of at least 95% of taxable income.

     Archstone announces the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 1998 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.42 to $1.48 per Common Share and declared the first quarter 1999 distribution of $0.37 per Common Share. The first quarter distribution was paid on February 26, 1999 to shareholders of record on February 12, 1999.

     Pursuant to the terms of the Preferred Shares, Archstone is restricted from declaring or paying any distribution with respect to its Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed Archstone's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder's Common Shares. Archstone annually notifies shareholders of the taxability of distributions paid during the preceding year. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1997 and 1996 and the estimated taxability for 1998:

                                                            1998             1997           1996
                                                           ------           ------         ------
Per Common Share:
  Ordinary income...................................         $1.29           $1.08          $0.61
  Capital gains.....................................          0.10              --           0.11
  Return of capital.................................            --            0.22           0.52
                                                             -----           -----          -----
     Total..........................................         $1.39           $1.30          $1.24
                                                             =====           =====          =====

  The securities distributed by Archstone to each holder of Common Shares in the Homestead Distribution in November 1996 were valued at $2.16 per Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

  The warrants distributed to holders of Archstone's Common Shares and Series A Convertible Preferred Shares by Security Capital in September 1997 after the closing of the acquisition of the Management Companies transaction were valued at $6.88 per warrant for federal income tax purposes, all of which was taxable as ordinary income.

  Under federal income tax rules, Archstone's earnings and profits are first allocated to its Series A, Series B and Series C Preferred Shares, which increases the portion of the Common Shares distribution classified as return of capital.

  For federal income tax purposes, the following summaries reflect the estimated taxability of dividends paid on the Series A, Series B and Series C Preferred Shares, respectively.

                                                            1998                     1997                     1996
                                                   -------------------      --------------------     --------------------
Per Series A Convertible Preferred Share:
  Ordinary income.............................     $              1.72      $               1.75     $               1.47
  Capital gains...............................                    0.15                                               0.28
                                                   -------------------      --------------------     --------------------
     Total....................................     $              1.87      $               1.75     $               1.75
                                                   ===================      ====================     ====================
Per Series B Preferred Share:
  Ordinary income.............................     $              2.07      $               2.25     $               1.89
  Capital gains...............................                    0.18                                               0.36
                                                   -------------------      --------------------     --------------------
     Total....................................     $              2.25      $               2.25     $               2.25
                                                   ===================      ====================     ====================
                                                         1998(1)
                                                   -------------------
Per Series C Preferred Share:
  Ordinary income.............................     $              0.99
  Capital gains...............................                    0.09
                                                   -------------------
     Total....................................     $              1.08
                                                   ===================

  (1) Represents dividends paid in 1998 subsequent to the Atlantic Merger.

  Due to the increase in the conversion ratio resulting from the Homestead Distribution to holders of Common Shares, holders of Series A Convertible Preferred Shares were deemed to have received a distribution of $2.43 in November 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  Archstone's tax return for the year ended December 31, 1998 has not been filed, and the taxability information for 1998 is based upon the best available data. Archstone's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.

Item 6. Selected Financial Data

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of Archstone for 1998, 1997, 1996, 1995 and 1994. Such selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto incorporated by reference herein (amounts in thousands, except per share data).

                                                                                  Year Ended December 31,
                                                   ---------------------------------------------------------------------------------
                                                     1998             1997         1996                 1995                1994
                                                   ----------      ----------    ----------           ----------          ---------
Operations Summary
Total revenues.................................    $  513,645      $  355,662    $  326,246           $  264,873          $  186,105
Property Operating Expenses....................       173,760         123,051       128,122              104,046              79,013
Interest expense...............................        83,350          61,153        35,288               19,584              19,442
General and administrative expense.............        16,092          18,350        23,268               21,306              13,966
Nonrecurring expenses(1).......................         2,193          71,707            --                   --                  --
Earnings from operations (1)...................       133,926          24,686        94,089               81,696              46,719
Gains on dispositions of depreciated real
 estate, net...................................        65,531          48,232        37,492                2,623                  --
Preferred Share cash dividends paid............        20,938          19,384        24,167               21,823              16,100
Net earnings attributable to Common Shares
    Basic......................................       177,022          53,534       106,544               62,496              30,619
Common Share cash distributions paid...........    $  165,190      $  105,547    $   90,728           $   76,804          $   46,121

Per Share Data:
Net earnings attributable to Common Shares:
     Basic EPS (1).............................    $     1.49      $     0.65    $     1.46           $     0.93          $     0.66
     Diluted EPS (1)...........................          1.49            0.65          1.44                 0.93                0.65
Common Share cash distributions paid...........          1.39            1.30          1.24                 1.15                1.00
Series A Convertible Preferred Share cash
 dividends paid................................          1.87            1.75          1.75                 1.75                1.75
Series B Preferred Share cash dividends paid...          2.25            2.25          2.25                 1.36                  --
Series C Preferred Share cash dividends paid...    $     1.08      $       --    $       --           $        --         $       --
Weighted average Common Shares outstanding
    Basic......................................       118,592          81,870        73,057               67,052              46,734
Weighted average Common Shares outstanding
    Diluted....................................       125,825          81,908        84,340               78,315              57,987

                                                                                    December 31,
                                                   ---------------------------------------------------------------------------------
                                                     1998             1997         1996                 1995                1994
                                                   ----------      ----------    ----------           ----------          ----------
Financial Position:
Real estate owned, at cost.....................    $4,869,801      $2,604,919    $2,153,363           $1,855,866          $1,296,288
Mortgage notes receivable......................       211,967         285,238       189,829               15,844              22,597
Total assets...................................     5,059,898       2,805,686     2,282,432            1,840,999           1,295,778
Unsecured credit facilities....................       264,651         231,500       110,200              129,000             102,000
Long-Term Unsecured Debt.......................     1,231,167         630,000       580,000              200,000             200,000
Mortgages payable..............................       676,613         265,652       217,188              158,054              93,624
Total liabilities..............................     2,410,114       1,265,250     1,014,924              565,331             455,136
Redeemable preferred stock.....................       272,515         240,210       267,374              335,000             230,000
Shareholders' equity...........................    $2,628,325      $1,540,436    $1,267,508           $1,275,668          $  840,642
Number of Common Shares outstanding............       143,313          92,634        75,511               72,211              50,456

                                                                                       Year Ended December 31
                                                       ---------------------------------------------------------------------------
                                                         1998               1997             1996            1995          1994
                                                       --------          ---------        ---------       ---------      ---------
Other Data:
Net earnings attributable to Common Shares -
 Basic.........................................    $ 177,022            $  53,534        $ 106,544       $  62,496       $  30,619
Add (Deduct):
Depreciation on real estate investments.........      96,337               52,893           44,887          36,685          24,614
Provision for possible loss on investments......       4,700                3,000               --             420           1,600
Gains on dispositions of depreciated real
 estate, net....................................     (65,531)             (48,232)         (37,492)         (2,623)             --
Nonrecurring expenses and extraordinary items, net     3,690               71,707              739              --              --
Other...........................................        (662)              (1,281)            (141)             --              --

                                                   ---------            ---------        ---------       ---------       ---------
Funds From Operations attributable to Common
   Shares (2) - Basic...........................     215,556              131,621          114,537          96,978          56,833
Series A Convertible Preferred Share dividends..       9,332                9,934           14,717          16,100          16,100
                                                   ---------            ---------        ---------       ---------       ---------
Funds From Operations attributable to Common
   Shares(2)  Diluted...........................   $ 224,888            $ 141,555        $ 129,254       $ 113,078       $  72,933
                                                   =========            =========        =========       =========       =========
Weighted average Common Shares Outstanding -
   Diluted......................................     125,825               90,230           84,340          78,315          57,987
                                                   =========            =========        =========       =========       =========

Net cash provided by operating activities.......   $ 221,534            $ 159,724        $ 143,939       $ 121,795       $  94,625
Net cash used in investing activities...........   $(309,145)           $(403,112)       $(360,935)      $(294,488)      $(368,515)
Net cash provided by financing activities.......   $  92,803            $ 242,672        $ 195,720       $ 191,520       $ 276,457

(1) Nonrecurring expenses in 1998 include $1.1 million in transaction integration costs associated with the Atlantic Merger and $1.1 million associated with the introduction of Archstone's national branding strategy. In 1997, the non-recurring expense represents the impact of a one-time non-cash charge of $71.7 million associated with the costs incurred in acquiring the Management Companies from an affiliate. These one-time charges were not deducted for purposes of calculating Funds From Operations, due to the non-recurring and non-cash nature of the expense in 1998 and 1997.
(2) Archstone believes that Funds From Operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures, to make Common Share and Preferred Share distributions and to fund other cash needs. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The Funds From Operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute Funds From Operations in a manner consistent with Archstone. Funds From Operations is not intended to represent cash available to shareholders. Cash distributions paid to shareholders are summarized above.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following information should be read in conjunction with Archstone's financial statements and notes thereto included in Item 14 of this report.

 Forward Looking Statements

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Archstone operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Archstone undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See "Item 1. Business" for a discussion of risk factors that could impact Archstone's future financial performance.

Results of Operations

  During the last three years, Archstone's financial results have been impacted by three notable transactions:

 (i) In July 1998, Atlantic, an apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into PTR. The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A Preferred Share was converted into the right to receive one comparable share of a new class of Archstone Series C Preferred Share. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A Preferred Shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free merger and was accounted for under the purchase method. At December 31, 1998, Security Capital, which voted its shares in favor of the Atlantic Merger, owned approximately 38% of the outstanding Common Shares and is Archstone's largest shareholder. See "--Liquidity and Capital Resources--Shareholder Dividend/Distribution Requirements" for a discussion of Archstone's dividend and distribution levels, which were adjusted subsequent to the Atlantic Merger.

 (ii) In September 1997, Archstone became an internally managed REIT as a result of the acquisition of the Management Companies from Security Capital in exchange for 3,295,533 Common Shares. Since the transaction, Archstone no longer incurs fees for REIT and property management services, but instead incurs the actual personnel and other operating costs associated with these management functions. In September 1997, Archstone also established the Incentive Plan, which created a better alignment of management and employee interests with those of Archstone's shareholders. Archstone also entered into the ASA with Security Capital for the provision of certain administrative services.

 (iii) In October 1996, Archstone contributed 54 extended-stay lodging assets to Homestead, a newly formed company, in exchange for 9,485,727 shares of Homestead common stock and approximately $84.5 million (face amount) of convertible mortgage notes receivable. Archstone also received 6,363,789 warrants to acquire additional Homestead common stock in exchange for entering into a funding agreement. The Homestead common stock and warrants had a market value of $3.032 per Common Share when they were distributed to Archstone's Common Shareholders. Under the funding agreement, Archstone committed to lend up to $198.8 million in secured financing (the final $11.9 million of which was funded in 1998) to complete the development of the contributed properties in exchange for $221.3 million in convertible mortgage notes receivable (including the convertible mortgage notes receivable received at the transaction date).

 Apartment Community Operations

  At December 31, 1998, investments in apartment communities comprised over 99% of Archstone's total real estate portfolio, based on Total Expected Investment. The following table summarizes the Net Operating Income generated from Archstone's apartment communities during 1998, 1997 and 1996 (in thousands, except for percentages):

                                                             1998                    1997                     1996
                                                    -------------------      ------------------      -------------------
Rental revenues................................                $478,144                $331,346                 $293,284
Property Operating Expenses:
  Rental expenses..............................                 132,359                  95,956                   91,061
  Real estate taxes............................                  40,476                  26,967                   24,914
                                                    -------------------      ------------------      -------------------
    Total Property Operating Expenses..........                 172,835                 122,923                  115,975
                                                    -------------------      ------------------      -------------------
Net Operating Income...........................                $305,309                $208,423                 $177,309
                                                    ===================      ==================      ===================
Operating margin (Net Operating
 Income/rental  revenues)......................                    63.9%                   62.9%                    60.5%
                                                    ===================      ==================      ===================

     The increases in rental revenues, Property Operating Expenses and Net Operating Income in each period are primarily a result of net increases in the number of operating apartment units and growth in Net Operating Income from operating communities. Increased operating efficiencies and lower real estate taxes combined with Archstone's commitment to customer focused operations have all contributed to the year over year improvements in operating margins. This higher profitability is also attributable to Archstone's acquisition of its property management company in September 1997. Archstone now directly incurs personnel and other costs related to property management overhead in lieu of paying property management fees to Security Capital, which resulted in a net reduction of property management expenses during the last four months of 1997 and throughout 1998.

     Archstone categorizes operating communities (which include all completed revenue-generating communities) as either Stabilized or Pre-stabilized. Approximately 85.1%, 74.0% and 74.4% of Archstone's operating portfolio was classified as Stabilized as of December 31, 1998, 1997 and 1996, respectively, based on Total Expected Investment. The percentage of Archstone's portfolio that is classified as Stabilized fluctuates from period to period due to Archstone's active investment program, which involves the development, redevelopment, acquisition and disposition of apartment communities.

     The full impact on Net Operating Income from Archstone's development activities and, to a lesser extent, acquisition activities, is not reflected until after the communities are Stabilized. As buildings are completed and leased, Net Operating Income increases until the overall community is producing a Stabilized yield, which is generally achieved 18 to 24 months after construction commences. Despite the short-term dilutive impact, Archstone's operating results demonstrate that its development activities have contributed positively to long-term operating performance.

      Management expects rental revenues and Property Operating Expenses to continue to increase in 1999 as units under development become operational and as the full impact of 1998 development completions and acquisitions become fully reflected in Archstone's operating results. Management also believes that future property operating results will be positively impacted by Archstone's customer-focused operating initiatives. Over the long-term, Archstone expects its recently implemented national branding strategy, which was designed to increase customer loyalty and reduce resident turnover rates through quality service guarantees and other similar initiatives, will enhance operating performance. See--"Nonrecurring Expenses Related to Archstone's Branding Strategy and Atlantic Merger Integration."

  Other Income

     Other income is primarily influenced by interest income on convertible mortgage notes receivable. During 1998, 1997 and 1996, Archstone recorded $22.9 million, $16.7 million and $2.0 million in interest income, respectively ($21.0 million, $15.4 million and $1.9 million, respectively for purposes of calculating Funds From Operations), from these notes. The increase in each subsequent period is a direct result of higher average outstanding note balances. See--"Liquidity and Capital Resources--Funding Sources" for a discussion of the future monetization of these notes.

  Depreciation Expense

     The increases in depreciation expense during each successive year resulted primarily from the increase in the number and cost basis of operating communities, including those acquired in the Atlantic Merger, partially offset by dispositions and the spin-off of Archstone's Homestead properties to Homestead in 1996.

  Interest Expense

     The increases in interest expense during each successive year are primarily attributable to higher outstanding debt balances associated with the financing of Archstone's investment activities. These higher borrowing costs were partially offset by the capitalization of interest on apartment development activities which increased in each successive year. Interest expense is expected to increase in 1999 primarily due to the full year impact of interest expense on debt assumed in the Atlantic Merger and the debt issued in 1998 to fund Archstone's investment activities.

  General and Administrative Expenses

     The overall decrease in general and administrative expenses in each successive year is primarily attributable to the fact that Archstone did not pay an external management fee during 1998 and the four month period ended December 31, 1997, due to the termination of the external management agreement upon acquisition of its Management Companies in September 1997. In lieu of paying an external management fee, Archstone is now internally managed and directly incurs: (i) actual personnel and other operating costs, and (ii) amounts paid to Security Capital under the ASA, which was entered into in September 1997. The portion of these costs related to successful development activities are capitalized, whereas none of the prior external management fee was capitalized. The ASA, which expires on December 31, 1999, provides for annual renewals for consecutive one-year terms, subject to approval by a majority of Archstone's Outside Trustees. The agreement can be modified or terminated by Archstone at any time with 90 days notice (30 days notice for minor modifications). Archstone periodically evaluates the fees paid to Security Capital under the ASA against prevailing third-party market rates. As part of this rate evaluation process, Archstone will consider outsourcing any of the services purchased under the ASA to third parties, to the extent that more favorable rates with comparable service levels can be obtained.

  Nonrecurring Expenses Related to Archstone's Branding Strategy and Atlantic Merger Integration

     As a result of the Atlantic Merger, Archstone incurred approximately $1.1 million in merger integration costs. Additionally, in conjunction with the Atlantic Merger, Archstone introduced a national branding strategy with the objective of achieving long-term brand loyalty, lower resident turnover and greater market share. Archstone incurred approximately $1.1 million of costs for the implementation of its branding strategy. The $1.1 million related to the implementation of the branding strategy and the $1.1 million of costs associated with the integration of the Atlantic Merger were both recorded as non-recurring operating expenses during 1998, but were added back to net earnings for purposes of calculating Funds From Operations, due to the non-recurring nature of the expenses.

  Costs Incurred in Acquiring Management Companies from an Affiliate

     In September 1997, Archstone acquired the operations and businesses of the Management Companies valued at approximately $75.8 million from Security Capital in exchange for 3,295,533 Common Shares. The market value of the shares issued to Security Capital on the date of the transaction was approximately $73.3 million, of which approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference was accounted for as costs incurred in acquiring the Management Companies from an affiliate. This one-time adjustment was recorded as a non-recurring non-cash operating expense during 1997, but was added back to net earnings for purposes of calculating Funds From Operations, due to the non-recurring and non-cash nature of this expense.

  Provision for Possible Loss on Investments

     During 1998, management concluded that the full recovery of certain investments was doubtful. As a result, a provision for possible loss of $4.7 million ($2.3 million of which related to certain mortgage notes receivable secured by other real estate assets) was recorded to reduce these assets to their estimated net realizable value. A similar provision of $3.0 million relating to certain investments held for disposition, all of which have been sold, was recorded during 1997.

  Gains on Dispositions of Depreciated Real Estate

     Through December 31, 1998, Archstone has redeployed gross proceeds from dispositions aggregating over $1.2 billion (including Atlantic's gross proceeds of $161.6 million) from markets which management believed had less attractive long-term growth prospects to well-located communities in Archstone's target markets. For federal income tax purposes, the majority of the dispositions were structured as tax-deferred exchanges which deferred gain recognition. However, for financial reporting purposes, the transactions qualified for profit recognition. Aggregate net gains on these dispositions totaled $65.5 million, $48.2 million and $37.5 million in 1998, 1997 and 1996, respectively.

     As part of this ongoing asset optimization strategy, Archstone was committed to the sale of 14 apartment communities and certain other real estate assets having an aggregate carrying value of $162.7 million as of December 31, 1998. Subject to normal closing risks, Archstone expects to complete these and other dispositions during 1999 and use the proceeds to fund future investment opportunities. As part of management's long-term strategy of proactively managing its investments, Archstone will continue to pursue favorable opportunities to dispose of assets that do not meet its long-term investment criteria, and use such proceeds for incremental investments in its specifically targeted markets, including California and the Washington, D.C. area.

  Extraordinary Items

     Upon consummation of the Atlantic Merger, Archstone replaced its $350 million unsecured revolving credit facility with a $750 million unsecured revolving credit facility provided by a group of financial institutions led by Chase. Accordingly, Archstone expensed the remaining $1.5 million of unamortized loan costs associated with the previous $350 million credit facility as an extraordinary item during 1998.

     In 1996, Archstone incurred approximately $0.9 million of prepayment penalties associated with the early extinguishment of certain mortgage payable balances aggregating $25.8 million, which was recorded as an extraordinary item during this period.

  Preferred Share Dividends


     The higher level of Preferred Share dividends in 1998 over 1997 is attributable to the assumption of the Series C Preferred Share dividends in the Atlantic Merger, partially offset by conversions of Series A Convertible Preferred Shares into Common Shares. The decrease in 1997 from 1996 levels is due to conversions of Series A Convertible Preferred Shares into Common Shares.


Liquidity and Capital Resources

  Financial Flexibility

     During the latter half of 1998 and continuing into 1999, the real estate industry experienced a reduced supply of favorably-priced equity and debt capital, which generally decreased the level of new investment activity by real estate companies. While Archstone has been subject to the same capital market conditions as other real estate companies, management believes the Company's financial and liquidity position are relatively strong. Over the years, Archstone has carefully managed its balance sheet in an effort to avoid liquidity issues in any given quarter or year. In management's view, this should provide a competitive advantage in the current capital-constrained market to take advantage of unique investment opportunities which may not be available to many of its competitors. Following are four key indicators that demonstrate the overall strength of Archstone's financial position. First, Archstone believes its strong balance sheet and expected disposition proceeds will provide the Company with sufficient capital to fund its investment activities during 1999 and 2000 without the need to raise additional common equity. Second, excluding its unsecured credit facilities, Archstone has only $35.8 million and $77.2 million of debt with final maturities in 1999 and 2000, respectively. Third, as of March 5, 1999, Archstone has a total of $501.0 million of undrawn capacity on its existing unsecured credit facilities to meet its short-term obligations. Fourth, Archstone has a conservative ratio of long-term debt to long-term undepreciated book capitalization (the sum of long-term debt and shareholders' equity after adding back accumulated depreciation) of 40.23% and $4.0 billion of unencumbered assets as of December 31, 1998. Although it is not clear how long the current market conditions will prevail, management believes that these key factors will provide Archstone with substantial financial flexibility to capitalize on investment opportunities which may not be available to other real estate companies with more limited financial resources. Even though Archstone's long-term debt strategy is focused primarily on the use of unsecured debt, the Company issued $268.5 million of secured debt during the fourth quarter of 1998 as a result of a substantial increase in the spreads between rates on secured and unsecured debt which existed at the date of issuance. After giving effect to this issuance, Archstone still had approximately 80% of its assets that were unencumbered by mortgages, as of December 31, 1998.

     Archstone considers its liquidity and ability to generate cash from operations, dispositions and financings to be adequate and expects it to continue to be sufficient to meet all of its cash flow requirements for the foreseeable future.

  Operating Activities

     Net cash flow provided by operating activities increased by $61.8 million (38.7%) in 1998 as compared to 1997 and $15.8 million (11.0%) for 1997 as compared to 1996. These increases are due primarily to the Atlantic Merger in July 1998, the development of new apartment communities and cash flow growth from existing apartment communities.

  Investing and Financing Activities

     During 1998, 1997 and 1996, Archstone invested cash of $688.2 million, $616.1 million and $628.6 million, respectively, in real estate investments. The $688.2 million invested in real estate during 1998 was financed primarily from $310.2 million in net proceeds from property dispositions (excluding $90.9 million held in escrow pending tax-deferred exchanges), $79.4 million of cash acquired in the Atlantic Merger and borrowings under Archstone's unsecured credit facilities. These unsecured credit facilities were partially repaid with proceeds from Archstone's issuance of $447.2 million of Long-Term Unsecured Debt, $268.5 million in proceeds from the issuance of Fannie Mae Secured Debt and $44.0 million in net proceeds from the sale of Common Shares in 1998. The $616.1 million invested in real estate during 1997 was financed primarily from $297.9 million in net proceeds from property dispositions and borrowings under Archstone's unsecured credit facilities. These unsecured credit facilities were partially repaid during 1997 with proceeds from the issuance of $50 million of Long-Term Unsecured Debt, $54.3 million in net proceeds from the sale of 2.5 million Common Shares and the $194.1 million in net proceeds from rights and oversubscription offerings of approximately 8.9 million Common Shares. The $628.6 million invested in real estate during 1996 was financed primarily from $291.1 million in net proceeds from property dispositions and proceeds from the issuance of $380 million of Long-Term Unsecured Debt.

     Other significant financing activity included the payment of $186.1 million, $124.9 million and $114.9 million in Common and Preferred Share distributions in 1998, 1997 and 1996, respectively. The increases are primarily attributable to (i) an increase in the overall number of Common Shares and Series C Preferred Shares outstanding resulting primarily from the Atlantic Merger in 1998; and (ii) annual increases in the cash distributions paid per Common Share. Archstone prepaid mortgages due to community dispositions of $76.3 million, $49.8 million and $43.0 million in 1998, 1997 and 1996, respectively, and funded convertible mortgage notes of $11.9 million, $85.8 million and $25.2 million in 1998, 1997 and 1996, respectively.

     Archstone's most significant non-cash investing and financing activities during the three-year period ended December 31, 1998 included the following:

    (i)    the Atlantic Merger in July 1998,
    (ii)   the acquisition of the Management Companies in September 1997 and,
    (iii) the spin-off of 54 extended-stay lodging assets to Homestead in October 1996.

  Scheduled Debt Maturities and Interest Payment Requirements

     In order to reduce refinancing risk, Archstone's long-term debt obligations are carefully structured to create a relatively level principal maturity schedule in an attempt to minimize the requirement for large payments due in any single year. As of December 31, 1998, Archstone has only $248.4 million of long-term debt payments with final maturities due during the next four years ($311.1 million including regularly scheduled principal amortization payments). See "Item 14(a). Financial Statements and Schedule, Note 5, Borrowings" for additional information on Archstone's scheduled debt maturities.

     Archstone currently has $850 million in total borrowing capacity under its unsecured credit facilities, with $349.0 million outstanding and an available balance of $501.0 million at March 5, 1999. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had all-in effective interest rates of 6.77%, 7.51% and 5.91%, respectively, as of December 31, 1998.

  Shareholder Dividend/Distribution Requirements

     Based on expected 1999 distribution levels and the number of Archstone shares outstanding as of March 5, 1999, Archstone anticipates that it will pay the following annual dividends/distributions in 1999 (in thousands):

Common Share distributions..................................     $             205,700
Series A Convertible Preferred Share dividends..............                     9,200
Series B Preferred Share dividends..........................                     9,450
Series C Preferred Share dividends..........................                     4,350
                                                                 ---------------------
Total anticipated dividends/distributions...................     $             228,700
                                                                 =====================

     Management anticipates that all interest and distribution/dividend requirements can be funded from operating cash flow. See "Item 14(a). Financial Statements and Schedule, Note 5 Borrowings and Note 7 Shareholders' Equity" for further details of anticipated payments.

     In February 1999, Archstone announced that the Board had authorized the repurchase of up to $100 million of its Common Shares. Based on the closing price of the Common Shares on the date of the announcement, this represents approximately 3.6% of the Common Shares outstanding. Through March 5, 1999, Archstone had repurchased 4.3 million Common Shares at a weighted average price of $19.58 per Common Share, for a total purchase price of $84.4 million. Disposition proceeds were used to reduce Archstone's unsecured credit facility balances, providing the capacity to fund the share purchases.

  Planned Investments

     Following is a summary of unfunded planned investments as of December 31, 1998 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that Archstone plans to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone is contractually committed to fund.

                                                                                         Planned Investments
                                                        ---------------   ------------------------------------------------
                                                              Units            Discretionary               Committed
                                                        ---------------   ----------------------   -----------------------
Planned operating community improvements.............                --   $               74,474   $                 9,999
Communities under construction.......................            12,120                       --                   347,562
Communities In Planning and owned....................             3,398                  253,515                        --
Communities In Planning and Under Control............             3,772                  371,683                        --
Operating community acquisitions under contract or
   letter of intent..................................             1,409                  137,033                        --
                                                        ---------------   ----------------------   -----------------------
          Total......................................            20,699   $              836,705   $               357,561
                                                        ===============   ======================   =======================

     Archstone anticipates completion of most of the communities that are currently under construction and the planned operating community improvements in 1999 and 2000 and expects to start construction on approximately $200-250 million, based on Total Expected Investment, of communities that are currently In Planning, during 1999. Acquisitions of operating communities that are currently under contract or letter of intent are expected to be funded with disposition proceeds through tax-deferred exchanges during 1999. No assurances can be given that communities Archstone does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than Archstone's current estimates.

  Funding Sources

     Archstone expects to finance its investment and operating needs, including those outlined above, primarily with cash flow from operating activities, borrowings under its unsecured credit facilities and disposition proceeds derived from its asset optimization strategy prior to arranging long-term financing. Archstone routinely uses its unsecured credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. The unsecured credit facilities had $501.0 million in available undrawn capacity as of March 5, 1999.

  Other sources of future liquidity and financial flexibility include:

     (i) Archstone currently has $827.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to its ability to effect offerings on satisfactory terms.

     (ii) Archstone continues to explore the potential monetization of its $221.3 million (face amount at December 31, 1998) investment in its convertible mortgage notes receivable. Management views the future sale or other monetization of these assets as a potential source of funds, although there is presently no established market for these securities.

     Archstone's debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all covenants pertaining to its debt instruments at December 31, 1998.

  Other Contingencies and Hedging Activities

     Archstone is a party to various claims and routine litigation arising in the ordinary course of business. Archstone does not believe that the results of any such claims and litigation, individually or in aggregate, will have a material adverse effect on its business, financial position or results of operations.

     Archstone has only limited involvement with derivative financial instruments and does not use them for trading purposes. Archstone occasionally utilizes derivative financial instruments as hedges in anticipation of future debt issuances to manage well-defined interest rate risk or to minimize exposure to variable rate debt.

     In January 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million (with a weighted average life to maturity of 3.7 years), related to Long-Term Unsecured Debt issued through its medium term note program during 1998. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.34%, were effectively converted to a fixed weighted average interest rate of 7.12% through maturity.

     In connection with the closing of the $268.5 million Fannie Mae Secured Debt agreement in December 1998, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at December 31, 1998. There was no unrealized gain or loss relating to the fair value of this interest rate contract at December 31, 1998. Additionally, Archstone entered into an interest rate swap agreement in January 1999 for the remaining $150.0 million, which effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

     In anticipation of a Long-Term Unsecured Debt offering that closed in March 1998, Archstone entered into four separate interest rate contracts in 1997 with notional amounts aggregating $120 million. Upon completion of the offering, Archstone terminated the interest rate contracts, realizing a loss of approximately $5.5 million. Similarly in 1996, Archstone entered into interest rate contracts with notional amounts aggregating $50 million in anticipation of a Long-Term Unsecured Debt offering that closed March 31, 1997. Upon completion of the offering, Archstone terminated the interest rate contracts, realizing a gain of approximately $819,000. The resulting gains and losses were deferred and are being amortized into interest expense over the term of the respective debt agreements.

  Year 2000 Issue

     Archstone uses a significant number of IT and non-IT computer systems in its operations. The IT systems include accounting and property management systems, its desktop and communications systems and its other corporate systems. The non-IT systems include embedded microprocessors that control building systems such as lighting, security, fire, elevators, heating, ventilating and air conditioning systems.

     In 1997, Archstone began to address the year 2000 issue (that is, the fact that some systems might fail or produce inaccurate results using dates in or around the year 2000). Most of Archstone's key IT systems, including its property management software, have recently been replaced or upgraded and management plans to replace or upgrade the remaining key IT systems during 1999. Management believes, based on statements by vendors and on its own testing, that all of the replacements and upgrades for mission-critical IT systems are year 2000 ready. Management is also continuing to replace or upgrade other non-critical IT systems with year 2000 ready systems to the extent that it is cost-effective to do so.

     Archstone is working with its vendors to confirm that the non-IT systems at its communities are year 2000 compliant and is continuing to replace critical non-IT systems that it believes are not year 2000 compliant. Archstone expects that its communities will be year 2000 compliant by the end of the third quarter of 1999.

     Archstone relies on a variety of outside suppliers to provide critical services to its communities. Of particular concern are the local utilities. Electric utilities, for example, use numerous embedded systems in producing, measuring, controlling and dispensing electricity. Without electricity, almost none of the systems at any community will function. Archstone does not control these outside suppliers and for some suppliers there may be no feasible alternative supplier available. In management's view, the most significant foreseeable external risk associated with the year 2000 issue is the potential for a sustained failure of a utility or other supplier which could have a material adverse effect on the operations of the affected community. A widespread sustained failure of utilities or other suppliers in areas that Archstone has a substantial presence could have a material adverse effect on Archstone.

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

     Archstone's historical costs for addressing the year 2000 issue are not material and management does not anticipate that its future costs associated with the year 2000 issue will be material. Archstone does not separately track the internal costs incurred for year 2000 compliance issues. Such costs are principally the related payroll of its information technology group. Although the cost of replacing Archstone's key IT systems is substantial, the replacements have been and are being made to improve operational efficiency and were not accelerated due to the year 2000 issue. In the event that the implementation of these systems is unexpectedly delayed, Archstone would be required to make modifications and upgrades to its existing accounting systems for financial reporting purposes. Management believes that the costs of these modifications and upgrades would not have a material adverse impact on the Company's financial position or results of operations. Funds expended to date to address year 2000 issues have come from operating cash flow. Archstone has not delayed any material projects as a result of the year 2000 issue.

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

  Funds From Operations

     Archstone believes that Funds From Operations is helpful to the reader as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures, to make Common Share and Preferred Share distributions and to fund other cash needs. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
The Funds From Operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute Funds From Operations in a manner consistent with Archstone. Funds From Operations is not intended to represent cash available to shareholders. Cash distributions paid to shareholders are summarized above in "Item 6. Selected Financial Data".

     In 1996, Archstone contributed 54 extended-stay lodging assets to Homestead. Management believes that Funds From Operations for 1996 should be adjusted to reflect the effects of the Homestead transaction to provide a more meaningful comparison to the historical 1997 results. Accordingly, pro forma Funds From Operations for 1996 has been calculated as if the Homestead transaction had occurred on January 1, 1996. The Funds From Operations information is unaudited and the pro forma Funds From Operations is not necessarily indicative of what actual Funds From Operations would have been if the Homestead transaction had occurred on January 1, 1996.

     Funds From Operations and pro forma Funds From Operations were as follows (amounts in thousands):

                                                                                       Year Ended December 31
                                                                   -----------------------------------------------------------
                                                                          1998                 1997                  1996
                                                                   ----------------    ------------------    -----------------
Net earnings attributable to Common Shares - Basic..............      $     177,022          $     53,534         $    106,544
Add (Deduct):
  Depreciation on real estate investments.......................             96,337                52,893               44,887
  Provision for possible loss on investments....................              4,700                 3,000                   --
  Gain on disposition of investments, net.......................            (65,531)              (48,232)             (37,492)
  Nonrecurring expenses and extraordinary items.................              3,690                71,707                  739
  Other, net....................................................               (662)               (1,281)                (141)
                                                                   ----------------    ------------------    -----------------
Historical Funds From Operations attributable to Common Shares..      $     215,556          $    131,621         $    114,537
                                                                   ----------------    ------------------    -----------------
Add (deduct) pro forma adjustments relating to the contribution of
Homestead assets:
  Reduction in revenues and operating expenses (1)..............      $          --          $         --         $    (13,294)
  Increase in interest income (2)...............................                 --                    --                4,093
  Increase in interest expense (3)..............................                 --                    --                 (460)
  Reduction in capitalized interest (4).........................                 --                    --               (2,246)
  REIT management fee effect (5)................................                 --                    --                2,757
  Other.........................................................                 --                    --                   35
                                                                   ----------------    ------------------    -----------------
     Total pro forma adjustments................................      $          --          $         --         $     (9,115)
                                                                   ----------------    ------------------    -----------------
Funds From Operations attributable to Common Shares  Basic
   (pro forma for 1996).........................................      $     215,556          $    131,621         $    105,422
  Series A Convertible Preferred Share dividends................              9,332                 9,934               14,717
                                                                   ----------------    ------------------    -----------------
Funds From Operations attributable to Common Shares  Diluted
   (pro forma for 1996).........................................      $     224,888          $    141,555         $    120,139
                                                                   ================    ==================    =================
Weighted average Common Shares outstanding  Diluted.............            125,825                90,230               84,340
                                                                   ================    ==================    =================

(1) Represents the elimination of Homestead's historical revenues and operating expenses.
(2) Represents interest income which would have been recognized on the convertible mortgage notes receivable, assuming that Archstone received Homestead common stock in exchange for its contribution first, and then convertible mortgage notes receivable in exchange for the balance of its contribution over the respective time periods.
(3) Represents the assumed amount of incremental interest expense which would have been incurred as a result of higher unsecured credit facility balances due to reduced cash flow.
(4) Represents the reclassification of historical interest costs capitalized on Homestead developments to interest expense.
(5) Represents the decrease in REIT management fee that would have resulted from the pro forma adjustments.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Archstone is exposed to interest rate changes primarily as a result of its unsecured credit facilities and other variable rate debt used to finance its investment activity and maintain financial liquidity. Archstone's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Archstone borrows primarily at fixed rates. Archstone has only limited involvement with derivative financial instruments and does not use them for trading purposes. Archstone occasionally utilizes derivative financial instruments as hedges in anticipation of future debt transactions to manage well-defined interest rate risk or to minimize exposure to variable rate debt.

     The table below provides information about Archstone's financial instruments that are sensitive to changes in interest rates, including the estimated fair values for each interest rate sensitive asset or liability, as of December 31, 1998. As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 1998, the information presented therein is merely an estimate and has limited predictive value. As a result, Archstone's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period, hedging strategies and prevailing interest rates at the time.

                                              Expected Maturity/Principal Repayment Schedule at
                                                                      December 31,
                                             ---------------------------------------------------------                    Estimated
                                                                                                                  Total      Fair
                                              1999        2000      2001      2002       2003     Thereafter     Balance   Value (1)
                                            -------      ------   -------    ------     ------   -----------    --------  ----------
Interest rate sensitive assets:
 Convertible mortgage notes receivable
    (face amount)(2).....................  $    --      $    --   $    --   $    --   $     --     $ 221,334   $ 221,334   $ 221,300

     Average nominal interest rate (3)...     9.00%        9.00%     9.00%     9.00%      9.00%         9.00%         --          --


Interest rate sensitive liabilities:
 Unsecured credit facilities.............  $30,651      $   --    $    --   $    --   $234,000(4)  $      --   $  264,651  $ 265,000

     Average nominal interest rate (3)...     6.31%        6.31%     6.31%     6.31%      6.31%           --           --         --


 Long-Term Unsecured Debt:
    Fixed rate(5)........................  $30,310      $75,310   $70,010   $97,810   $171,560     $ 786,167   $1,231,167 $1,178,000

     Average nominal interest rate (3)...     7.35%        7.39%     7.43%     7.47%      7.53%         7.56%          --         --

Mortgages payable:
    Fixed rate(6)........................  $ 9,219      $ 5,791   $11,582   $ 3,839   $ 24,280     $ 412,586   $  467,297 $  474,000

     Average nominal interest rate (3)...     5.98%        5.96%     5.94%     5.92%      5.87%         5.82%          --         --


   Variable rate.........................  $ 1,614      $ 1,733   $ 1,864   $ 2,005   $  2,158     $ 199,942   $  209,316 $  210,000

     Average nominal interest rate (3)...     3.22%        3.22%     3.22%     3.22%      3.22%         3.22%          --         --


(1) The estimated fair value for the convertible mortgage notes receivable and each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.
(2) See "Item 14(a). Financial Statements and Schedule, Note 4, Mortgage Notes Receivable".
(3) Reflects the weighted average nominal interest rate on the assets or liabilities outstanding during each period, giving affect to principal payments and final maturities during each period, if any. The nominal interest rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates at December 31, 1998. The weighted average effective interest rate at December 31, 1998 for the convertible mortgage notes receivable was 13.39%. The weighted average effective interest rate on the unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable was 6.77%, 7.51% and 5.91%, respectively.
(4) Archstone's $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at Archstone's option.
(5) In January 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million. The notes, which were originally issued at a floating weighted average effective interest rate of 7.34% were converted to a fixed weighted average effective interest rate of 7.12% through maturity.
(6) The fixed rate mortgages payable balance includes $268.5 million of Fannie Mae Secured Debt issued in December 1998, which matures in January 2006. In connection with the closing of the agreement, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which is capped at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at December 31, 1998. Additionally, Archstone entered into an interest swap agreement in January 1999 for the remaining $150.0 million, which effectively provides for a fixed interest rate of 6.3% until maturity in 2006.


Item 8. Financial Statements and Supplementary Data

     Archstone's Balance Sheets as of December 31, 1998 and 1997, and its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998 and Schedule III Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in "Item 14(a). Financial Statements and Schedule, Note 11, Selected Quarterly Financial Data (Unaudited)".

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                    PART III

Item 10. Trustees and Executive Officers of the Registrant

     For information regarding Archstone's Trustees and executive officers, see "Item 1. Business Trustees and Officers of Archstone." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16 Beneficial Ownership Reporting Compliance" in Archstone's 1999 Proxy Statement.

Item 11. Executive Compensation

     Incorporated herein by reference to the description under the captions "Election of Trustees" and "Executive Compensation" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the description under the captions "Principal Shareholders" and "Election of Trustees" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1999 Proxy Statement.

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as a part of this report:

        (a)  Financial Statements and Schedule:

             1.  Financial Statements

                 See Index to Financial Statements and Schedule on page 34 of this report, which is incorporated herein by reference.

             2.  Financial Statement Schedule:

                 See Schedule III on page 63 of this report, which is
             incorporated herein by reference.

                 All other schedules have been omitted since the required
             information is presented in the financial statements and the related notes or is not applicable.

             3.  Exhibits.

                 See Index to Exhibits on page 74 of this report, which is
             incorporated herein by reference.

        (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

             None filed in last quarter of period covered by this report.

        (c)  Exhibits:

             The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 74 of this report, which is incorporated herein by reference.

                   Index to Financial Statements and Schedule

                                                                                                             Page
                                                                                                             ----
Archstone Communities Trust

   Independent Auditors' Report.................................................................                35

   Balance Sheets as of December 31, 1998 and 1997..............................................                36

   Statements of Earnings for the years ended December 31, 1998, 1997 and 1996..................                37

   Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996......                38

   Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996................                39

   Notes to Financial Statements................................................................                40

   Independent Auditors' Report on Financial Statement Schedule.................................                62

   Schedule III  Real Estate and Accumulated Depreciation as of December 31, 1998...............                63

   Index to Exhibits............................................................................                74

                          Independent Auditors' Report


The Board of Trustees and Shareholders
Archstone Communities Trust:

  We have audited the accompanying balance sheets of Archstone Communities Trust as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archstone Communities Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    KPMG LLP


  Chicago, Illinois
  January 22, 1999, except as to Note 15,
  which is as of March 5, 1999

                          Archstone Communities Trust

                                 Balance Sheets

                       (In thousands, except share data)


                                                                                                       December 31,
                                                                                           -------------------------------
                                          Assets                                                   1998            1997
                                          ------                                           ----------------   ------------
Real estate................................................................................     $4,869,801      $2,604,919
Less accumulated depreciation..............................................................        205,795         129,718
                                                                                           ----------------   ------------
                                                                                                 4,664,006       2,475,201
Mortgage notes receivable, net.............................................................        211,967         285,238
                                                                                           ----------------   ------------
       Net investments.....................................................................      4,875,973       2,760,439
Cash and cash equivalents..................................................................         10,119           4,927
Restricted cash in tax-deferred exchange escrow............................................         90,874              --
Other assets...............................................................................         82,932          40,320
                                                                                           ----------------   ------------
       Total assets........................................................................     $5,059,898      $2,805,686
                                                                                           ================   ============
                            Liabilities and Shareholders' Equity
                            ------------------------------------
Liabilities:
   Unsecured credit facilities.............................................................     $  264,651      $  231,500
   Long-Term Unsecured Debt................................................................      1,231,167         630,000
   Mortgages payable.......................................................................        676,613         265,652
   Distributions payable...................................................................         53,364          31,495
   Accounts payable........................................................................         55,649          35,352
   Accrued expenses........................................................................         83,114          39,623
   Other liabilities.......................................................................         45,556          31,628

                                                                                           ----------------   ------------
       Total liabilities...................................................................      2,410,114       1,265,250
Minority interest..........................................................................         21,459              --
                                                                                           ----------------   ------------
Shareholders' equity:
   Series A Convertible Preferred Shares (4,700,615 shares in 1998 and 5,408,393 in 1997;          117,515         135,210
      stated liquidation preference of $25 per share)......................................
   Series B Preferred Shares(4,200,000 shares; stated liquidation preference of $25 per            105,000         105,000
      share)...............................................................................
   Series C Preferred Shares (2,000,000 shares; stated liquidation preference of $25 per            50,000              --
      share)...............................................................................
   Common Shares (143,313,015 in 1998 and 92,633,724 in 1997)..............................        143,313          92,634
   Additional paid-in capital..............................................................      2,350,239       1,251,503
   Unrealized holding gain on convertible mortgage notes receivable........................             --          83,794
   Distributions in excess of net earnings.................................................       (137,742)       (127,705)
                                                                                           ----------------   ------------
       Total shareholders' equity..........................................................      2,628,325       1,540,436
                                                                                           ----------------   ------------
       Total liabilities and shareholders' equity..........................................     $5,059,898      $2,805,686
                                                                                           ================   ============

    The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                             Statements of Earnings

                    (In thousands, except per share amounts)


                                                                                         Years Ended December 31,
                                                                                 -----------------------------------------
Revenues:                                                                            1998            1997            1996
                                                                                 ---------       ---------       ---------
   Rental revenues.....................................................           $484,539        $335,060        $322,046
   Other income........................................................             29,106          20,602           4,200
                                                                                 ---------       ---------       ---------
                                                                                   513,645         355,662         326,246
                                                                                 ---------       ---------       ---------
Expenses:
   Rental expenses (including $7,642 and $11,610 paid to affiliates for
      the years ended December 31, 1997 and 1996)......................            133,079          95,665         101,160
   Real estate taxes...................................................             40,681          27,386          26,962
   Depreciation on real estate investments.............................             96,337          52,893          44,887
   Interest............................................................             83,350          61,153          35,288
   General and administrative:
       Paid to affiliate...............................................              4,635          14,314          22,191
       Other...........................................................             11,457           4,036           1,077
   Nonrecurring expenses:
       Branding strategy and Atlantic Merger integration...............              2,193              --              --
       Costs incurred in acquiring Management Companies from an
          affiliate....................................................                --           71,707              --
   Provision for possible loss on investments..........................              4,700           3,000              --
   Other...............................................................              3,287             822             592
                                                                                 ---------       ---------       ---------
                                                                                   379,719         330,976         232,157
                                                                                 ---------       ---------       ---------
Earnings from operations...............................................            133,926          24,686          94,089
   Gains on dispositions of depreciated real estate, net...............             65,531          48,232          37,492
                                                                                 ---------       ---------       ---------
Earnings before extraordinary items....................................            199,457          72,918         131,581
   Less extraordinary items............................................              1,497              --             870
                                                                                 ---------       ---------       ---------
Net earnings...........................................................            197,960          72,918         130,711
   Less Preferred Share dividends......................................             20,938          19,384          24,167
                                                                                 ---------       ---------       ---------
Net earnings attributable to Common Shares - Basic.....................           $177,022        $ 53,534        $106,544
                                                                                 =========       =========       =========

Weighted average Common Shares outstanding - Basic.....................            118,592          81,870          73,057
                                                                                 ---------       ---------       ---------
Weighted average Common Shares outstanding - Diluted...................            125,825          81,908          84,340
                                                                                 ---------       ---------       ---------
Earnings before extraordinary item per Common Share:
   Basic...............................................................           $   1.51        $   0.65        $   1.47
                                                                                 =========       =========       =========
   Diluted.............................................................           $   1.50        $   0.65        $   1.45
                                                                                 =========       =========       =========
Net earnings per Common Share:
   Basic...............................................................           $   1.49        $   0.65        $   1.46
                                                                                 =========       =========       =========
   Diluted.............................................................           $   1.49        $   0.65        $   1.44
                                                                                 =========       =========       =========
Distributions paid per Common Share....................................           $   1.39        $   1.30        $   1.24
                                                                                 =========       =========       =========

    The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                       Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                         Series A                                                 Unrealized
                                        Convertible   Series B     Series C                       holding gain
                                         Preferred    Preferred   Preferred                         (loss) on
                                         Shares at    Shares at   Shares at                        convertible
                                         aggregate    aggregate   aggregate    Common    Additional mortgage  Distributions
                                        liquidation liquidation  liquidation  Shares at    paid-in    notes    in excess
                                         preference  preference  preference  par value    Capital  receivables net earnings  Total
                                        ----------- -----------  ----------  ---------  ---------- ---------- ------------  -------
Balances at December 31, 1995.........   $230,000   $105,000    $    --     $ 72,376    $  950,742 $     --  $ (82,450)  $1,275,668
 Comprehensive income:
  Net earnings........................         --         --         --           --            --       --    130,711      130,711
  Preferred Share dividends paid......         --         --         --           --            --       --    (24,167)     (24,167)
  Other comprehensive income -
   unrealized holding gain on
   convertible mortgage notes
   receivable.........................         --         --         --           --            --   74,923         --       74,923
                                                                                                                         ----------

 Comprehensive income attributable to
    Common Shares.....................         --         --         --           --            --       --         --      181,467
                                                                                                                         ----------
 Common Share distributions...........         --         --         --           --            --       --    (92,828)     (92,828)
 Distribution of Homestead common
  stock and warrants at book value,
  net of transaction expenses.........        --          --         --           --       (96,914)      --         --      (96,914)
 Other, net...........................    (67,626)        --         --        3,135        64,606       --         --          115
                                        ---------   --------    -------     --------    ---------- --------    -------   ----------
Balances at December 31, 1996.........    162,374    105,000                  75,511       918,434   74,923    (68,734)   1,267,508
 Comprehensive income:
  Net earnings........................         --         --         --           --            --       --     72,918       72,918
  Preferred Share dividends paid......         --         --         --           --            --       --    (19,384)     (19,384)
  Other comprehensive income - change
   in unrealized holding gain on
   convertible mortgage notes
   receivable..........................        --         --         --           --            --    8,871         --        8,871
                                                                                                                         ----------
 Comprehensive income attributable to
    Common Shares.....................         --         --         --           --            --       --         --       62,405
                                                                                                                         ----------
 Common Share distributions...........         --         --         --           --            --       --   (112,505)    (112,505)
 Issuance of shares to affiliate......         --         --         --        3,296        68,780       --         --       72,076
 Sale of shares, net of expenses......         --         --         --       11,420       236,956       --         --      248,376
 Other, net...........................    (27,164)        --         --        2,407        27,333       --         --        2,576
                                        ---------   --------    -------     --------    ---------- -------- ----------   ----------
Balances at December 31, 1997.........    135,210    105,000                  92,634     1,251,503   83,794   (127,705)   1,540,436
 Comprehensive income:
  Net earnings........................         --         --         --           --            --       --    197,960      197,960
  Preferred Share dividends paid......         --         --         --           --            --       --    (20,938)     (20,938)
  Other comprehensive income -
   change in unrealized holding
   gain on convertible mortgage
   notes receivable....................        --         --         --           --            --  (83,794)        --      (83,794)
                                                                                                                         ----------
  Comprehensive income attributable
    to Common Shares..................         --         --         --           --            --       --         --      93,228
                                                                                                                         ----------
 Common Share distributions...........         --         --         --           --            --       --   (187,059)    (187,059)
 Atlantic Merger......................                           50,000       47,752     1,038,390       --         --    1,136,142
 Sale of shares, net of expenses......        --          --         --        2,050        41,959       --         --       44,009
 Other, net...........................   (17,695)                                877        18,387       --         --        1,569
                                        ---------   --------    -------     --------    ---------- --------  ---------   ----------

Balances at December 31, 1998.........   $117,515   $105,000    $50,000     $143,313    $2,350,239 $     --  $(137,742)  $2,628,325
                                        =========   ========    =======     ========    ========== ========  =========   ==========

    The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                            Statements of Cash Flows
                                 (In thousands)


                                                                                     Years Ended December 31,
                                                                            ---------------------------------------------
                                                                                    1998            1997           1996
                                                                            ---------------------------------------------
Operating activities:
   Net earnings.............................................................    $   197,960     $    72,918     $ 130,711
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
       Depreciation and amortization........................................         96,908          54,541        46,911
       Gains on dispositions of depreciated real estate, net................        (65,531)        (48,232)      (37,492)
       Provision for possible loss on investments...........................          4,700           3,000            --
       Costs incurred in acquiring Management Companies from an affiliate...             --          71,707            --
       Non-cash extraordinary item..........................................          1,497              --            --
   Change in accounts payable...............................................         (9,714)          4,000           565
   Change in accrued expenses and other liabilities.........................         16,886          11,034        11,286
   Change in other assets...................................................        (21,172)         (9,244)       (8,042)
                                                                                -----------     -----------    ----------
       Net cash flow provided by operating activities.......................        221,534         159,724       143,939
                                                                                -----------     -----------    ----------
Investing activities:
   Real estate investments..................................................       (688,151)       (616,100)     (628,640)
   Proceeds from dispositions, net of closing costs.........................        401,031         297,895       291,056
   Cash acquired in Atlantic Merger.........................................         79,359              --            --
   Change in tax-deferred exchange escrow...................................        (90,874)             --            --
   Funding of convertible mortgage notes receivable.........................        (11,895)        (85,750)      (25,242)
   Other, net...............................................................          1,385             843         1,891
                                                                                -----------     -----------    ----------
       Net cash flow used in investing activities...........................       (309,145)       (403,112)     (360,935)
                                                                                -----------     -----------    ----------
Financing activities:
   Proceeds from Long-Term Unsecured Debt...................................        447,200          50,000       380,000
   Proceeds from Fannie Mae Secured Debt....................................        268,450              --            --
   Debt issuance costs incurred.............................................        (14,281)         (1,518)       (5,659)
   Principal prepayment of mortgages payable................................        (76,261)        (49,847)      (43,005)
   Regularly scheduled principal payments on mortgages payable..............        (35,064)         (3,284)       (2,037)
   Proceeds from unsecured credit facilities................................      1,184,419       1,175,609       510,985
   Principal payments on unsecured credit facilities........................     (1,541,040)     (1,054,309)     (529,785)
   Proceeds from sale of Common Shares, net.................................         44,009         249,199            --
   Cash distributions paid on Common Shares.................................       (165,190)       (105,547)      (90,728)
   Cash dividends paid on Preferred Shares..................................        (20,938)        (19,384)      (24,167)
   Other, net...............................................................          1,499           1,753           116
                                                                                -----------     -----------    ----------
       Net cash flow provided by financing activities.......................         92,803         242,672       195,720
                                                                                -----------     -----------    ----------
Net change in cash and cash equivalents.....................................          5,192            (716)      (21,276)
Cash and cash equivalents at beginning of year..............................          4,927           5,643        26,919
                                                                                -----------     -----------    ----------
Cash and cash equivalents at end of year....................................    $    10,119     $     4,927     $   5,643
                                                                                ===========     ===========    ==========

See Note 14 for supplemental information on significant non-cash investing and financing activities.


    The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


(1) Description of Business and Summary of Significant Accounting Policies

  In July 1998, Atlantic was merged with and into PTR. This transaction is hereafter referred to as the "Atlantic Merger". Upon consummation of the Atlantic Merger, the name of the Company was changed to Archstone Communities Trust. Financial information and references throughout this document are labeled "Archstone" for both pre- and post- transaction periods as a result of this name change. Archstone's financial statements and related footnotes as of and for the period from the merger date (July 1998) to December 31, 1998 give effect to the Atlantic Merger which was accounted for under the purchase method. See Note 2 for a more complete discussion of the Atlantic Merger.

 Business

  Archstone is an equity REIT organized in 1963 under the laws of the state of Maryland, which primarily owns, develops, acquires, redevelops and operates income-producing apartment communities in its strategically located target markets throughout the United States.

 Principles of Financial Presentation

  The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Archstone uses the equity method to account for its investments when it does not control but has the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

  The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Cash and Cash Equivalents

  Archstone considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate and Depreciation

  Real estate, other than land and properties held for sale, is carried at depreciated cost. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Archstone periodically reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment's current and future operating performance, the most significant of which is Net Operating Income capitalized at prevailing market rates, to its carrying value.

  Archstone capitalizes direct and certain related indirect costs associated with the successful acquisition, development or improvement of real estate. Archstone no longer capitalizes any indirect or internal costs associated with apartment community acquisitions, in accordance with Emerging Issues Task Force Issue 97-11, Accounting for Internal Costs Relating to Real Estate Property Acquisitions, which was effective on April 1, 1998. Capitalized costs associated with unsuccessful acquisition or development pursuits are expensed at the time the pursuit is abandoned.

                          Archstone Communities Trust

  Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

               Buildings and improvements ...... 20-40 years
               Furnishings and other............  2-10 years

 Interest

  During 1998, 1997 and 1996, the total interest paid in cash on all outstanding debt, was $96,410,000, $73,111,000 and $40,572,000, respectively.

  Archstone capitalizes interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during 1998, 1997 and 1996 aggregated $29,942,000, $17,606,000 and $16,941,000, respectively.

 Cost of Raising Capital

  Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with refinanced debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 1998, 1997 and 1996 was $3,318,000, $3,181,000 and
$2,233,000, respectively.

  Archstone occasionally utilizes derivative financial instruments as cash flow hedges in anticipation of future debt transactions to manage well-defined interest rate risk or to minimize exposure to variable rate debt. The costs associated with entering into these agreements, as well as the related gains or losses on such agreements, are deferred and are amortized into interest expense over the term of the underlying debt.

 Revenue and Gain Recognition

  Archstone generally leases its apartment units under operating leases with terms of one year or less. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

  Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

 Rental Expenses

  Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities, repairs and maintenance, make-ready, property insurance, marketing, landscaping, and other on-site and related administrative costs.

 Federal Income Taxes

  Archstone has made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and believes it qualifies as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

 Comprehensive Income

  Comprehensive income, which is defined as all changes in equity during each period except those resulting from investments by or distributions to shareholders, is displayed in the accompanying Statements of Shareholders' Equity.

                          Archstone Communities Trust

 Per Share Data

  Following is a reconciliation of basic EPS and diluted EPS calculated in accordance with SFAS No. 128, Earnings per Share, for the periods indicated (in thousands, except per share amounts):

                                                                                     1998                1997              1996
                                                                               ---------------     --------------    --------------
Reconciliation of numerator between basic and diluted net earnings per Common Share (1):
Net earnings attributable to Common Shares - Basic..........................          $177,022            $53,534          $106,544
   Dividends on  Series A Convertible Preferred Shares......................             9,332                 --            14,717
   Minority interest........................................................               645                 --                --
                                                                                      --------            -------          --------
Net earnings attributable to Common Shares - Diluted........................          $186,999            $53,534          $121,261
                                                                                      ========            =======          ========
Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares outstanding - Basic................           118,592             81,870            73,057
   Assumed conversion of Series A Convertible Preferred Shares into
      Common Shares.........................................................             6,765                 --            11,197
   Minority interest........................................................               458                 --                --
   Incremental options outstanding..........................................                10                 38                86
                                                                                      --------            -------          --------
Weighted average number of Common Shares outstanding - Diluted...............           125,825             81,908            84,340
                                                                                      ========            =======          ========

(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

 Expected Impact of New Accounting Rules

  In April 1998, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, was issued which requires that costs associated with start-up activities such as the opening of a new business or division be expensed as incurred. The new rules, which became effective January 1, 1999, will not have a material impact on Archstone's financial position or results of operations.

  In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which established standards for the accounting and reporting of derivative instruments. The new rules, which become effective January 1, 2000, are not expected to have a material impact on Archstone's financial position or results of operations. See Note 5 for a discussion of certain interest rate swap agreements and interest rate cap agreements that Archstone entered into as cash flow hedges against rising interest rates in December 1998 and January 1999.

 Reclassifications

  Certain of the 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

                          Archstone Communities Trust

(2) Atlantic Merger

  In July 1998, Atlantic, an apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into PTR. The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic series A preferred share was converted into the right to receive one comparable share of a new class of Series C Preferred Shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method. At December 31, 1998, Security Capital, which voted its shares in favor of the Atlantic Merger, owned approximately 38% of the outstanding Common Shares and is Archstone's largest shareholder. See Note 6 for additional information on Archstone's dividend and distribution levels, which were adjusted subsequent to the Atlantic Merger.

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

                                                                                      Year Ended December 31,
                                                                          ---------------------------------------------
                                                                                   1998                    1997
                                                                          ---------------------   ---------------------
Total revenues.........................................................                $610,866                $550,805
                                                                          =====================   =====================
Net earnings attributable to Common Shares before extraordinary items..                $201,562                $110,680
                                                                          =====================   =====================
Net earnings attributable to Common Shares.............................                $199,842                $110,680
                                                                          =====================   =====================
Weighted average Common Shares outstanding:
       Basic...........................................................                 141,939                 128,575
                                                                          =====================   =====================
       Diluted.........................................................                 148,714                 128,614
                                                                          =====================   =====================
Earnings attributable to Common Shares before extraordinary items per Common Share:
       Basic and Diluted...............................................                $   1.42                $   0.86
                                                                          =====================   =====================
Net earnings attributable to Common Shares per Common Share:
       Basic and Diluted...............................................                $   1.41                $   0.86
                                                                          =====================   =====================

                          Archstone Communities Trust

(3) Real Estate

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                                       December 31,
                                                           ------------------------------------------------------------------
                                                                       1998 (1)                             1997
                                                           ------------------------------    --------------------------------
                                                              Investment         Units          Investment           Units
                                                           --------------    ------------    ---------------    -------------
Apartment Communities:
  Operating communities................................        $4,027,044          69,341         $2,237,789           43,465
  Communities under construction (2)...................           701,897          12,120            232,770            5,545
  Development communities In Planning (2)
     Owned.............................................            69,710           3,398             80,781            4,468
     Under Control  (3)................................                --           3,772                 --            6,090
                                                           --------------    ------------    ---------------    -------------

      Total development communities In Planning........            69,710           7,170             80,781           10,558
                                                           --------------    ------------    ---------------    -------------

     Total apartment communities.......................         4,798,651          88,631          2,551,340           59,568
                                                           --------------    ============    ---------------    =============

Other land held........................................            48,280                             27,517
Other real estate assets(4)............................            22,870                             26,062
                                                           --------------                    ---------------
        Total real estate..............................        $4,869,801                         $2,604,919
                                                           ==============                    ===============

(1)  Includes the real estate assets acquired in the Atlantic Merger (See Note
     2).
(2) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(3) Archstone's investment as of December 31, 1998 and 1997 for developments Under Control was $4.8 million and $3.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.
(4) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California and an investment in an industrial building which was sold during 1998.

 Capital Expenditures

  In conjunction with the underwriting of each acquisition of an operating community, Archstone prepares acquisition budgets that encompass the incremental capital needed to achieve Archstone's investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

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

  The redevelopment category includes: (i) redevelopment initiatives, which are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities;
(ii) revenue-enhancing expenditures, which include investments that are expected to produce incremental community revenues, such as building garages, carports, and storage facilities or gating a community; and (iii) expense-reducing expenditures, which include items such as water submetering systems and xeriscaping that reduce future operating costs.

  Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with Archstone's stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

                          Archstone Communities Trust

  Repairs, maintenance and make-ready expenditures, including the replacement of carpet, appliances and HVAC systems, are expensed as incurred, to the extent they are not acquisition-related costs identified during Archstone's pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant apartment unit for the next resident.

  The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                                               Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                    1998                 1997                 1996
                                                            -----------------    -----------------    -----------------
Balance at January 1.....................................          $2,604,919           $2,153,363           $1,855,866
                                                            -----------------    -----------------    -----------------
Apartment Communities:
  Real estate assets acquired in the Atlantic Merger.....           1,823,727                   --                   --
  Acquisition-related expenditures.......................             285,806              391,234              386,852
  Redevelopment expenditures.............................              57,171               43,187               21,663
  Recurring capital expenditures.........................               9,464                8,762                7,992
  Development expenditures, excluding land acquisitions..             378,161              205,619              187,396
  Acquisition and improvement of land for development....              67,248               75,196               76,301
  Dispositions(1)........................................            (344,336)            (268,210)            (269,693)
  Provision for possible loss on investments.............                  --               (2,800)                  --
                                                            -----------------    -----------------    -----------------
Net apartment community activity.........................           2,277,241              452,988              410,511
                                                            -----------------    -----------------    -----------------

Other:
  Homestead development expenditures, including land
     acquisitions (See Note 4)...........................                  --                   --               54,883
  Contribution of assets (See Note 4)....................                  --                   --             (161,370)
  Dispositions...........................................              (9,959)              (1,232)              (6,527)
  Provision for possible loss on investments.............              (2,400)                (200)                  --
                                                            -----------------    -----------------    -----------------
Net other activity.......................................             (12,359)              (1,432)            (113,014)
                                                            -----------------    -----------------    -----------------
Balance at December 31...................................          $4,869,801           $2,604,919           $2,153,363
                                                            =================    =================    =================

(1) At December 31, 1998, Archstone held a portion of the 1998 disposition proceeds aggregating $90.9 million in an interest bearing escrow account, pending the acquisition of other apartment communities to complete tax-deferred exchanges or the repayment of borrowings under Archstone's unsecured credit facilities.

  At December 31, 1998, Archstone had unfunded apartment construction and redevelopment commitments aggregating approximately $357.6 million.

  Archstone was committed to the sale of 14 apartment communities and certain other real estate assets having an aggregate carrying value of $162.7 million as of December 31, 1998. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at December 31, 1998, which are included in Archstone's earnings from operations for 1998, 1997 and 1996, were $8.4 million, $8.0 million and $6.8 million, respectively.

                          Archstone Communities Trust

(4) Mortgage Notes Receivable

 Homestead Transaction

  In October 1996, Archstone consummated a transaction under which it contributed its 54 extended-stay lodging assets known as Homestead Village(R) properties, to Homestead, a newly formed company. In exchange, Archstone received 9,485,727 shares of Homestead common stock and approximately $84.5 million (face amount) in convertible mortgage notes. In addition, Archstone entered into a funding commitment agreement to provide up to $198.8 million in secured financing to Homestead, for purposes of completing the development and construction of the properties contributed, in exchange for up to $221.3 million in convertible mortgage notes receivable (including those received at the transaction date). In exchange for entering into the funding commitment agreement, Archstone received 6,363,789 warrants to acquire additional shares of Homestead common stock at a price of $10.00 per share. In November 1996, Archstone distributed the Homestead common stock and warrants it received in the transaction to its Common Shareholders, which had a market value on the date of distribution of $3.032 per Common Share.

 Convertible Mortgage Note Terms

  The convertible mortgage notes receivable are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal face amount outstanding. The convertible mortgage notes receivable bear interest at 9.0% of face per annum which is received in interest-only payments on a semi-annual basis, are callable by Homestead after October 31, 2001 and mature on October 31, 2006. The extended-stay lodging assets contributed by Archstone serve as collateral individually and in the aggregate under cross-collateral provisions.

Face amount of convertible mortgage notes receivable.............................                $221,334
Original issue discount..........................................................                 (22,501)
                                                                                                 --------
Amount funded....................................................................                 198,833
Other adjustments(1).............................................................                   4,137
                                                                                                 --------
Carrying value at December 31, 1998..............................................                $202,970
                                                                                                 ========

(1) Includes the amortization of the original issue discount and the net unamortized discount on the conversion feature.


(5) Borrowings

 Unsecured Credit Facilities

  Upon consummation of the Atlantic Merger in July 1998, Archstone replaced its $350 million unsecured revolving credit facility with a $750 million unsecured revolving credit facility provided by a group of financial institutions led by Chase. The new $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The new unsecured credit facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at Archstone's option, LIBOR (5.62% at December 31, 1998) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of Archstone's Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow up to $375 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the new agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment. Archstone paid commitment fees of $781,000, $358,000 and $396,000 in 1998, 1997 and 1996, respectively.

  Upon replacing the $350 million credit facility with the new $750 million credit facility, Archstone expensed the remaining $1.5 million of unamortized loan costs associated with the old $350 million credit facility, which was recorded as an extraordinary item during 1998.

                          Archstone Communities Trust

  The following table summarizes Archstone's unsecured credit facility borrowings:

                                                                                  Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                       1998                1997                 1996
                                                                ----------------    ----------------    -----------------
Total unsecured credit facility..............................           $750,000            $350,000             $350,000
Borrowings outstanding at December 31........................           $234,000            $223,500             $ 99,750
Weighted average daily borrowings............................           $340,658            $121,038             $112,248
Weighted average daily nominal interest rate.................                6.3%                6.7%                 7.3%
Weighted average daily effective interest rate...............                6.8%                8.4%                 8.8%
Weighted average nominal interest rate at December 31........                6.2%                6.9%                 6.6%

  In September 1996, Archstone entered into a short-term, unsecured borrowing agreement with Chase in order to enhance cash management flexibility. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under terms similar to the previous agreement. In October 1998, the maximum borrowing capacity under the agreement was increased to $100 million. The agreement matures in July 1999 and bears interest at an overnight rate that ranged from 5.50% to 7.13% during 1998. At December 31, 1998 and 1997, there were $30.7 million and $8.0 million, respectively of borrowings outstanding under this agreement.

  In May 1998, Atlantic entered into a $150 million unsecured delayed draw term loan which was assumed by Archstone in the Atlantic Merger. This credit facility had no borrowings outstanding as of December 31, 1998. See Note 15.

 Long-Term Unsecured Debt

  As of December 31, 1998, Archstone had $1.2 billion of Long-Term Unsecured Debt issued and outstanding (including $154.1 million of Long-Term Unsecured Debt assumed in the Atlantic Merger). Archstone's Long-Term Unsecured Debt generally features semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. As of December 31, 1998, the $1.2 billion of aggregate Long-Term Unsecured Debt outstanding had a weighted average coupon rate of 7.34%, a weighted average effective interest rate (including offering discounts and issuance costs) of 7.51% and a weighted average remaining life to maturity of 8.7 years. Included in the $1.2 billion of Long-Term Unsecured Debt is $322.2 million issued through Archstone's medium term note program during 1998. The $322.2 million of medium term notes have a weighted average coupon rate of 6.95%, a weighted average effective interest rate of 7.12% and a weighted average remaining life to maturity of 3.7 years as of December 31, 1998.

  The $1.2 billion of Long-Term Unsecured Debt, other than $15 million of notes issued October 21, 1996 and due 2026, are redeemable any time at the option of Archstone, in whole or in part. The redemption price is equal to the sum of the principal amount of the Long-Term Unsecured Debt being redeemed plus accrued interest through the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The $15 million of notes issued October 21, 1996 may be repaid on October 15, 1999 at the option of the holders at their full principal amount together with accrued interest. If the holders do not exercise their right to require Archstone to repay these notes on October 15, 1999, they may be repaid at the option of Archstone, in whole or in part under the redemption terms described above. The Long-Term Unsecured Debt is governed by the terms and provisions of an indenture agreement.

                          Archstone Communities Trust

 Mortgages Payable

  On December 30, 1998, Archstone closed on a $268.5 million long-term secured debt agreement with Fannie Mae. The Fannie Mae Secured Debt matures January 2006, although Archstone has the option to extend the term of any portion of the original $268.5 million for up to an additional thirty-year period at any time, subject to Fannie Mae's approval. Archstone also has the ability, at its option, to convert any portion of the $268.5 million from a floating interest rate to a fixed interest rate under the terms of the agreement, subject to Fannie Mae's approval. In connection with this transaction, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at December 31, 1998. Additionally, Archstone entered into an interest rate swap agreement in January 1999 for the remaining $150.0 million, which effectively provides for a fixed interest rate of 6.3% until maturity.

  Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity. A summary of all mortgages payable outstanding at December 31, 1998 follows (amounts in thousands):

                                                      Effective Interest             Principal Balance at December 31,
               Type of Mortgage                            Rate (1)                    1998                     1997
-----------------------------------------------   -----------------------    -----------------------   ---------------------
Fannie Mae Secured Debt........................                      6.12%                  $268,450     $                --
Conventional fixed rate........................                      7.81                    108,588                 143,963
Tax-exempt fixed rate (2)......................                      6.41                     61,604                  40,694
Tax-exempt floating rate (2)...................                      4.45                    209,316                  68,440
Other(3).......................................                      6.29                     28,655                  12,555
                                                  -----------------------    -----------------------   ---------------------
  Total/average mortgage debt..................                      5.91%                  $676,613                $265,652
                                                  =======================    =======================   =====================

(1) Represents the effective interest rate, including the effect of interest rate hedges and loan cost amortization as of December 31, 1998.
(2) Tax-exempt effective interest rates include credit enhancement and other bond-related costs, where applicable.
(3) Primarily represents bonded indebtedness associated with improvements to public facilities and infrastructure in certain California taxing jurisdictions known as "Mello-Roos districts".

  The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                             1998                    1997                   1996
                                                     ------------------      -----------------      -----------------
Balances at January 1...........................              $ 265,652               $217,188               $158,054
  Notes assumed in Atlantic Merger..............                160,329                     --                     --
  Notes originated or assumed...................                362,158                101,595                104,176
  Principal payments, including prepayments
     and amortization...........................               (111,526)               (53,131)               (45,042)
                                                     ------------------      -----------------      -----------------
Balances at December 31.........................              $ 676,613               $265,652               $217,188
                                                     ==================      =================      =================

  In 1998, 1997 and 1996, Archstone prepaid $76.3 million, $49.8 million and $43.0 million of mortgage payable balances, respectively. In 1996, Archstone incurred approximately $0.9 million of prepayment penalties associated with the early extinguishment of certain mortgage payable balances aggregating $25.8 million, which was recorded as an extraordinary item during this period.

                          Archstone Communities Trust

 Scheduled Debt Maturities

  Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                                    Long-Term        Mortgages
                                                  Unsecured Debt      Payable        Total
                                             --------------------  ------------  -------------
1999.........................................          $   30,310     $ 10,833     $   41,143
2000.........................................              75,310        7,524         82,834
2001.........................................              70,010       13,446         83,456
2002.........................................              97,810        5,844        103,654
2003.........................................             171,560       26,438        197,998
Thereafter...................................             786,167      612,528      1,398,695
                                             --------------------  -----------   ------------
Total........................................          $1,231,167     $676,613     $1,907,780
                                             ====================  ===========   ============

  The average annual principal payments due from 2004 to 2018 are $87.7 million per year.

  The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option.
Archstone's short-term $100 million unsecured borrowing agreement with Chase matures in July 1999.

 Covenants

  Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all covenants pertaining to its debt instruments at December 31, 1998.


(6) Distributions to Shareholders

  To maintain Archstone's status as a REIT, it is required to distribute at least 95% of its taxable income. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating results of Archstone. At its December 1998 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.42 to $1.48 per Common Share. See Note 15 for information on recent Common Share distributions.

  For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1997 and 1996 and the estimated taxability for 1998:

                                                                      1998               1997                1996
                                                                 -------------     ---------------     ---------------
Per Common Share:
     Ordinary income........................................             $1.29               $1.08               $0.61
     Capital gains..........................................              0.10                  --                0.11
     Return of capital......................................                --                0.22                0.52
                                                                 -------------     ---------------     ---------------
       Total................................................             $1.39               $1.30               $1.24
                                                                 =============     ===============     ===============

  In November 1996, Archstone distributed 0.125694 shares of Homestead common stock and warrants to Common Shareholders to purchase 0.084326 shares of Homestead common stock per Common Share in the Homestead Distribution. These securities were valued at $2.16 per Common Share for federal income tax purposes, of which $1.06 was taxable as ordinary income, $0.19 was taxable as a capital gain and $0.91 was treated as a return of capital.

                          Archstone Communities Trust

  For federal income tax purposes, the following summarizes the taxability of dividends paid on Series A, Series B and Series C Preferred Shares, respectively, for periods prior to 1998 and the estimated taxability for 1998:

                                                              1998                        1997                       1996
                                                   -----------------------      ----------------------     ----------------------
Per Series A Convertible Preferred Share:
  Ordinary income.............................                     $  1.72                     $  1.75                    $  1.47
  Capital gains...............................                        0.15                          --                       0.28
                                                   -----------------------      ----------------------     ----------------------
     Total....................................                     $  1.87                     $  1.75                    $  1.75
                                                   =======================      ======================     ======================

Per Series B Preferred Share:
  Ordinary income.............................                     $  2.07                     $  2.25                    $  1.89
  Capital gains...............................                        0.18                          --                       0.36
                                                   -----------------------      ----------------------     ----------------------
     Total....................................                     $  2.25                     $  2.25                    $  2.25
                                                   =======================      ======================     ======================

                                                            1998(1)
                                                   -----------------------
Per Series C Preferred Share:
  Ordinary income.............................                     $  0.99
  Capital gains...............................                        0.09
                                                   -----------------------
     Total                                                         $  1.08
                                                   =======================

  (1) Represents dividends paid in 1998 subsequent to the Atlantic Merger.

  Due to the increase in the conversion ratio resulting from the Homestead Distribution to holders of Common Shares (See Note 7), holders of Series A Convertible Preferred Shares were deemed to have received a distribution of $2.43 in November 1996 for federal income tax purposes. Of this amount, $1.19 was taxable as ordinary income, $0.22 was taxable as a capital gain and $1.02 was treated as a return of capital.

  Archstone's tax return for the year ended December 31, 1998 has not been filed, and the taxability information for 1998 is based upon the best available data. Archstone's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends is subject to change.


(7) Shareholders' Equity

 Shares of Beneficial Interest

  Archstone's Declaration of Trust authorizes Archstone to issue up to 250,000,000 Shares of Beneficial Interest, $1.00 par value per share, consisting of Common Shares, preferred shares and such other shares of beneficial interest as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption. Additionally, the Board may amend the Declaration of Trust, without the consent of Archstone shareholders, to increase or decrease the aggregate number of shares or the number of shares of any class which Archstone has authority to issue.

 Series A Convertible Preferred Shares

  The Series A Convertible Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1998 of $117.5 million. Holders of the Series A Convertible Preferred Shares are entitled only to limited voting rights under certain conditions. During 1998, 1997 and 1996, approximately 708,000, 1,087,000 and 2,705,000 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 953,000, 1,463,000 and 3,294,000 Common Shares, respectively. This activity is included in "Other, net" in the accompanying Statements of Shareholders' Equity.

                          Archstone Communities Trust

  As a result of the Homestead Distribution, Archstone adjusted the conversion price of its Series A Convertible Preferred Shares, effective as of the opening of business on October 30, 1996, from $20.556 to $18.561 per Common Share (a conversion ratio of 1.3469 Common Shares for each Series A Convertible Preferred Share). Distributions on the Series A Convertible Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly Archstone distribution rate on the Common Shares into which the Series A Convertible Preferred Shares are convertible. The Series A Convertible Preferred Shares are redeemable at the option of Archstone after November 30, 2003.

 Series B and C Preferred Shares

  The 4,200,000 Series B Preferred Shares issued in May 1995 have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $105.0 million plus any accrued unpaid distributions. The net proceeds (after underwriting commissions and other offering costs) to Archstone from the sale of the Series B Preferred Shares were $101.3 million. On and after May 24, 2000, the Series B Preferred Shares may be redeemed for cash at the option of Archstone, in whole or in part, at a redemption price of $25.00 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of Archstone, which may include shares of other series of preferred shares.

  Upon consummation of the Atlantic Merger, each of the 2,000,000 outstanding Atlantic Series A Preferred Shares were converted into the right to receive one comparable share of a new class of Archstone Series C Preferred Share. The Series C Preferred Shares have a liquidation preference of $25.00 per share for an aggregate liquidation preference of $50.0 million plus any accrued but unpaid distributions. The Series C Preferred Shares are redeemable on and after August 20, 2002 by Archstone for cash at a stated redemption price, plus all accrued and unpaid distributions. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other capital shares of Archstone, which may include shares of other series of preferred shares.

  The holders of Series B and C Preferred Shares have no preemptive rights with respect to any shares of the capital securities of Archstone or any other securities of Archstone convertible into or carrying rights or options to purchase any such shares. The Series B and C Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of Archstone to redeem or retire the Series B and C Preferred Shares and are not convertible into any other securities of Archstone. In addition, holders of the Series B and C Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions at the rate of 9.0% and 8.625% of the liquidation preference per annum, respectively (equivalent to $2.25 and $2.156 per share, respectively).

  All Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on Preferred Shares have been accrued and paid as of the end of each fiscal year. All series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

  If six quarterly dividends payable (whether or not consecutive) on the Series A Convertible Preferred Shares, the Series B Preferred Shares, the Series C Preferred Shares or any series or class of preferred shares that are of equal rank with respect to dividends and any distribution of assets, shall not be paid in full, the number of Outside Trustees shall be increased by two and the holders of all such preferred shares voting as a class regardless of series or class, shall be entitled to elect the two additional Outside Trustees. Whenever all arrears in dividends have been paid, the right to elect the two additional Outside Trustees shall cease and the terms of such Outside Trustees shall terminate.

                          Archstone Communities Trust

 Dividend Reinvestment and Share Purchase Plan

  Archstone established the Dividend Reinvestment and Share Purchase Plan in December 1997. Under the DRSP, Common Shareholders have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares, subject to certain limitations. In January 1998, Archstone filed a registration statement with the SEC registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the DRSP.

 Ownership Restrictions and Significant Shareholder

  Archstone's Restated Declaration of Trust and the Articles Supplementary governing the Preferred Shares restrict beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of Archstone's outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions are to assist in protecting and preserving Archstone's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares unless the acquirer makes a cash tender offer for all outstanding shares. For Archstone to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of Archstone's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares.

  Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by Archstone. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the eligibility of Archstone to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of Archstone as a REIT is advantageous to the shareholders.

  The Board has permitted Security Capital to acquire up to 49% of Archstone's fully converted Common Shares. Security Capital's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital owned approximately 38% of Archstone's total outstanding Common Shares at December 31, 1998. Pursuant to an agreement between Security Capital and Archstone, Security Capital has agreed to acquire no more than 49% of the fully converted Common Shares, subject to certain limited exceptions.

 Purchase Rights

  In 1994, the Board authorized the distribution of one Purchase Right for each Common Share outstanding in July 1994. Holders of additional Common Shares issued after this date and prior to the expiration of the Purchase Rights in July 2004 will be entitled to one Purchase Right for each additional Common Share.

                          Archstone Communities Trust

  Each Purchase Right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a share of a Participating Preferred Share at a price of $60.00 per one one-hundredth of Participating Preferred Share, subject to adjustment. Purchase Rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), commences or announces a tender offer or exchange offer which would result in the beneficial ownership by a person or group of persons of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates) or files or announces their intention to file with any regulatory authority an application seeking approval of any transaction which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each Purchase Right entitles the holder to purchase, at the Purchase Right's then current exercise price, a number of Common Shares having a market value of twice the Purchase Right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the Purchase Right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the Purchase Right's exercise price. The Purchase Rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per Purchase Right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

 Shelf Registration

  In December 1998, Archstone filed a $750 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $77.2 million, resulting in a total of $827.2 million in shelf-registered securities available for issuance at December 31, 1998. These securities can be issued in the form of Long-Term Unsecured Debt, Common Shares or preferred shares on an as-needed basis, subject to Archstone's ability to effect offerings on satisfactory terms.


(8) Acquisition of REIT Manager and Property Manager

  In September 1997, Archstone terminated its REIT management agreement with its REIT Manager and its property management agreement with its Property Manager, pursuant to a transaction whereby Archstone acquired the operations and businesses of the Management Companies valued at approximately $75.8 million from Security Capital in exchange for 3,295,533 Common Shares. The number of Common Shares issued to Security Capital was determined using a per Common Share price of $23.0125 (the average market price of Common Shares over the five-day period prior to the record date for determining Archstone's shareholders entitled to vote on the transaction). As a result of the transaction, Archstone became an internally managed REIT.

  The market value of the 3,295,533 Common Shares issued to Security Capital in September 1997 upon Archstone's acquisition of the REIT and Property Managers was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on such date. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "Costs incurred in acquiring Management Companies from an affiliate" (a non-recurring and non-cash expense) in Archstone's Statements of Earnings. Since the Management Companies did not have significant operations other than the management of Archstone and its assets, the transaction did not qualify as the acquisition of a "business" for purposes of applying APB Opinion No. 16, Business Combinations. Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was recorded as an operating expense rather than capitalized as goodwill.

                          Archstone Communities Trust

  As a result of this transaction, Archstone no longer pays REIT and property management fees to Security Capital. The REIT management agreement required Archstone to pay a fee of 16% of cash flow from operations, as defined in the agreement, none of which was capitalized. Instead, Archstone now directly incurs the personnel and other costs related to these functions.

  Concurrent with the closing of the transaction, Archstone also entered into an Administrative Services Agreement with Security Capital for the provision of certain administrative services. Archstone may purchase these services in exchange for a fee which, through December 31, 1998, was equal to Security Capital's direct cost of such services plus 20%. Effective January 1, 1999, the fee arrangement was revised to provide for the payment of Archstone's specific usage at fixed rates per unit for each service provided. This new billing arrangement is designed to provide Archstone with more control over ASA charges. ASA costs related to successful development activities are capitalized as part of the related real estate cost. The ASA expires on December 31, 1999 and provides for annual renewals of consecutive one-year terms, subject to approval by a majority of the independent members of the Board. The ASA may be modified or terminated by Archstone at any time with 90 days notice (30 days notice for minor modifications).


(9) Benefit Plans

  In September 1997, Archstone's Common Shareholders approved the Long-Term Incentive Plan. To date, there have been three types of awards issued under the plan: (i) an employee stock purchase plan with matching options, (ii) stock options with a DEU feature, and (iii) restricted Common Share unit awards with a dividend feature. No more than 8,650,000 Common Shares in the aggregate may be awarded under the Incentive Plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The Incentive Plan has a 10-year term.

 Dividend Equivalent Units

  As of December 31, 1998, there were a total of 38,534 DEU's outstanding, awarded to 152 holders of stock options and/or restricted Common Share units. A DEU is equal to the difference between Archstone's annual Common Share dividend yield and the S&P 500 average dividend yield times the number of shares under option or number of restricted Common Shares granted. Options awarded under the employee stock purchase plan are not eligible for DEU's. DEU's (under the stock option plan with DEU's and the restricted Common Share unit awards) are awarded on December 31st of each year and vest under the same terms as the underlying stock options and restricted Common Share units. The awarded and outstanding DEU's, none of which are vested, were valued at $708,305 on December 31, 1998 based upon the market price of the Common Shares on that date. Archstone recognizes the value of the DEU's awarded as compensation expense over the vesting period, net of any previously recorded DEU expense related to forfeitures.

                          Archstone Communities Trust

 Employee Stock Purchase Plan with Matching Options

  As of December 31, 1998, certain officers and other employees of Archstone had purchased 1,225,329 Common Shares at prices ranging from $21.19 to $24.31 per Common Share under the employee stock purchase plan (including 458,368 Common Shares held by employees that were assumed in the Atlantic Merger). Archstone financed 95% of the total purchase price through 10-year notes from the participants aggregating $26.3 million at December 31, 1998. The notes, which have been recorded as a deduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity, bear interest at the lower of 6% per annum or the dividend yield of a Common Share, determined based on the initial share purchase price (approximately 7.0% at December 31, 1998). The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at the market price of the underlying stock on the date of grant. The matching stock options gradually vest over periods ranging from two to ten years, subject to certain conditions. The matching stock options do not have a DEU feature. A reconciliation of the notes due from employees during 1998 and 1997 are summarized as follows (in thousands):

                                                                      1998                Date of Issuance to
                                                                                               12/31/97
                                                            ---------------------      ----------------------
Beginning balance......................................                   $17,238                     $17,100
Notes assumed in Atlantic Merger.......................                    11,338                          --
Notes issued...........................................                     1,164                         209
Retirements............................................                    (3,254)                        (71)
Principal payments received............................                      (211)                         --
                                                            ---------------------      ----------------------
     Ending balance....................................                   $26,275                     $17,238
                                                            =====================      ======================

  Of the notes outstanding at December 31, 1998, approximately $19.2 million were due from officers of Archstone.

 Stock Options with DEU's and Trustee Options

  Archstone has awarded stock options with a DEU feature to purchase one Common Share for each stock option held to certain officers and other employees. The exercise price of each stock option granted is equal to the Common Share market price on the date of grant (See "Proforma Compensation Expense" below). The stock options awarded generally vest at a rate of 25% per year.

  Additionally, Archstone has authorized 300,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options may not be less than the fair market value on the date of grant. Such options have a term of five years and are exercisable in whole or in part at any time.

  A summary of all stock options outstanding at December 31, 1998 follows:

                                                                                                               Weighted-Average
                                             Number of         Range of Exercise                                  Remaining
                                              Options              Prices (1)            Expiration Date        Contractual Life
                                         ---------------    ----------------------    --------------------    --------------------
Matching options under the employee
 stock purchase plan..................         2,450,658           $21.19 - $24.31             2007 - 2008          8.72 years
Stock options with DEU's..............         1,657,991           $20.25 - $24.31             2007 - 2008          9.60 years
Outside Trustees(2)...................            48,000           $15.59 - $22.28             1999 - 2003          2.91 years
                                         ---------------
Total.................................         4,156,649
                                         ===============

(1) The exercise price was equal to market price on the date of grant. The weighted average exercise prices for the matching options under the employee stock purchase plan, stock options with DEU's and Outside Trustee options were $22.21, $20.74 and $20.08 per Common Share, respectively, as of December 31, 1998. The weighted average exercise price for all options outstanding at December 31, 1998 was $21.60 per Common Share.

(2)  Options are fully exercisable.

                          Archstone Communities Trust

  A summary of the status of Archstone's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below. All grants prior to 1997 relate to Outside Trustees.

                                                                                    Weighted                  Number of
                                                          Number of              Average Exercise              Options
                                                          Options                     Price                  Exercisable
                                                      ------------------      ---------------------     ------------------
Balance at December 31, 1995.....................                 28,000        $             15.61                 28,000
                                                      ------------------      ---------------------     ------------------
   Granted.......................................                 10,000                      19.34                 10,000
   Exercised.....................................                 (6,000)                     17.21                 (6,000)
                                                      ------------------      ---------------------     ------------------
Balance at December 31, 1996.....................                 32,000        $             16.48                 32,000
                                                      ------------------      ---------------------     ------------------
   Granted.......................................              1,857,417        $             22.06                 10,000
   Exercised.....................................                 (2,000)                     16.34                 (2,000)
   Forfeited.....................................                 (2,000)                      8.46                 (2,000)
                                                      ------------------      ---------------------     ------------------
Balance at December 31, 1997.....................              1,885,417        $             21.99                 38,000
                                                      ------------------      ---------------------     ------------------
   Assumed in the Atlantic Merger................              1,260,138        $             22.44                  9,000
   Granted.......................................              1,582,754                      20.67                 12,000
   Exercised.....................................                 (8,000)                     16.14                 (8,000)
   Forfeited.....................................               (563,660)                     22.30                 (3,000)
                                                      ------------------      ---------------------     ------------------
Balance at December 31, 1998.....................              4,156,649        $             21.62                 48,000
                                                      ==================      =====================     ==================

 Restricted Common Share Unit Awards

  During 1998, Archstone awarded 220,572 restricted Common Share units with a dividend feature to certain employees under the Incentive Plan. Each restricted Common Share unit provides the holder with one Common Share, subject to certain vesting provisions. The Common Share units and related dividend feature vest at 20% per year, over a five-year period. Archstone recognizes the value of the awards as compensation expense over the vesting period.

 Proforma Compensation Expense

  Archstone has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows Archstone to continue to account for its various stock option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Accordingly, Archstone did not recognize compensation expense related to stock options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, Archstone's net earnings attributable to Common Shares and earnings per Common Share for 1998 and 1997 would change as follows (1996 would be the same):

                                                                               1998                     1997
                                                                      --------------------    ----------------------
Net earnings attributable to Common Shares (in thousands):
     As reported..................................................      $          177,022        $           53,534
                                                                      --------------------    ----------------------
     Pro forma....................................................      $          175,346        $           53,188
                                                                      --------------------    ----------------------
Basic earnings per Common Share:
     As reported..................................................      $             1.49        $             0.65
                                                                      --------------------    ----------------------
     Pro forma....................................................      $             1.48        $             0.65
                                                                      --------------------    ----------------------
Diluted earnings per Common Share:
     As reported..................................................      $             1.49        $             0.65
                                                                      --------------------    ----------------------
     Pro forma....................................................      $             1.47        $             0.65
                                                                      ====================    ======================

                          Archstone Communities Trust

  The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                                       1998                     1997
                                                             ---------------------     --------------------
Weighted average risk-free interest rate................              4.74%                    6.08%
Weighted average dividend yield.........................              6.43%                    5.60%
Weighted average volatility.............................              25.44%                   18.35%
Weighted average expected option life...................          6.74 years               6.74 years

  The weighted average fair value of all options granted (excluding Trustee options) was approximately $3.00 per option during 1998 and 1997.

 401(k) Plan and Nonqualified Savings Plan

  In December 1997, the Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The plans work together to provide for matching employer contributions of fifty cents for every dollar contributed by an employee, up to 6% of the employees' annual compensation. The matching employer contributions are made in Common Shares, which vest based on years of service at a rate of 20% per year.


(10) Fair Values of Financial Instruments

  The following disclosures of estimated fair value of financial instruments were determined by Archstone based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and therefore are not necessarily indicative of the actual amounts that Archstone could realize upon disposition.

  At December 31, 1998 and 1997, the carrying amount of certain financial instruments employed by Archstone, including cash and cash equivalents, restricted cash in tax-deferred exchange escrow, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of the unsecured credit facilities approximates fair value as of those dates since the interest rates on these instruments fluctuate based on published market rates. At December 31, 1998, the estimated fair value of Archstone's mortgage notes receivable approximated their face value. At December 31, 1998, the estimated fair value and the actual carrying value of the Long-Term Unsecured Debt was approximately $1.2 billion, and the estimated fair value and the carrying value of mortgages payable was approximately $680.0 million.

 Derivative Financial Instruments

  From time to time, Archstone utilizes derivative instruments as cash flow hedges, including interest rate swap agreements and interest rate cap agreements, in order to manage well-defined interest rate risk associated with its planned debt issuances or to minimize exposure to variable rate debt. However, Archstone does not use derivative instruments for trading purposes.

  In January 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million (with a weighted average life to maturity of 3.7 years), related to Long-Term Unsecured Debt issued through its medium term note program during 1998. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.34%, were effectively converted to a fixed weighted average interest rate of 7.12% through maturity.

                          Archstone Communities Trust

  In connection with the closing of the $268.5 million of long-term secured debt agreement in December 1998 with Fannie Mae, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at December 31, 1998. There was no unrealized gain or loss relating to the fair value of this interest rate contract at December 31, 1998. Additionally, Archstone entered into an interest rate swap agreement in January 1999 for the remaining $150.0 million, which effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

  In anticipation of a Long-Term Unsecured Debt offering that closed in March 1998, Archstone entered into four separate interest rate contracts in 1997 with notional amounts aggregating $120 million. Upon completion of the offering, Archstone terminated the interest rate contracts, realizing a loss of approximately $5.5 million. Similarly in 1996, Archstone entered into interest rate contracts with notional amounts aggregating $50 million in anticipation of a Long-Term Unsecured Debt offering that closed March 31, 1997. Upon completion of the offering, Archstone terminated the interest rate contracts, realizing a gain of approximately $819,000. The resulting gains and losses were deferred and are being amortized into interest expense over the term of the respective debt agreements.


(11) Selected Quarterly Financial Data (Unaudited)

  Selected quarterly financial data (in thousands except per share amounts) for 1998 and 1997 is summarized below. Net earnings (loss) per Common Share for each period presented in 1997 have been restated to conform with the requirements of SFAS No. 128. The sum of the quarterly earnings (loss) per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to the impact of equity issuances.

                                                                              Three Months Ended                      Year Ended
                                                              3-31         6-30        9-30 (1)        12-31          12-31 (1)
                                                         ------------- ------------  -------------  ------------   ---------------
1998:
  Total revenues.....................................          $95,611      $98,176       $159,045      $160,813          $513,645
                                                         ------------- ------------  -------------  ------------   ---------------
  Earnings from operations...........................           29,299       28,048         37,961        38,618           133,926
  Gains on dispositions of depreciated real estate,
   net...............................................           15,484            -         21,204        28,843            65,531
  Less extraordinary item............................                -            -          1,497             -             1,497
  Less Preferred Share dividends.....................            4,712        4,757          5,723         5,746            20,938
                                                         ------------- ------------  -------------  ------------   ---------------
  Net earnings attributable to Common Shares - Basic.          $40,071      $23,291       $ 51,945      $ 61,715          $177,022
                                                         ============= ============  =============  ============   ===============
  Net earnings per Common Share:
     Basic...........................................          $  0.43      $  0.25       $   0.36      $   0.43          $   1.49
                                                         ============= ============  =============  ============   ===============
     Diluted.........................................          $  0.42      $  0.25       $   0.36      $   0.43          $   1.49
                                                         ============= ============  =============  ============   ===============

1997:
  Total revenues.....................................          $83,494      $86,180       $ 90,876      $ 95,112          $355,662
                                                         ------------- ------------  -------------  ------------   ---------------
  Earnings (loss) from operations....................           20,276       23,065        (46,857)       28,202            24,686
  Gains on dispositions of depreciated real estate,
   net...............................................           25,335       11,872         10,723           302            48,232
  Less Preferred Share dividends.....................            5,035        4,805          4,785         4,759            19,384
                                                         ------------- ------------  -------------  ------------   ---------------
  Net earnings (loss) attributable to Common Shares
      Basic..........................................          $40,576      $30,132       $(40,919)     $ 23,745          $ 53,534
                                                         ============= ============  =============  ============   ===============
  Net earnings (loss) per Common Share:
     Basic...........................................          $  0.53      $  0.39       $  (0.50)     $   0.26          $   0.65
                                                         ============= ============  =============  ============   ===============
     Diluted.........................................          $  0.51      $  0.38       $  (0.50)     $   0.26          $   0.65
                                                         ============= ============  =============  ============   ===============

(1) Reflects the impact of a one-time, non-cash charge of $71.7 million in 1997 associated with costs incurred in acquiring the Management Companies from an affiliate. See Note 8 for additional information regarding the acquisition of the Management Companies.

                          Archstone Communities Trust

(12) Segment Data

  During 1998, Archstone adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas and major customers.

  Archstone defines each of its apartment communities as individual operating segments. Management has determined that all of its apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. Archstone relies primarily on Net Operating Income generated from its apartment communities for purposes of making decisions about allocating resources and assessing segment performance.

  Following are reconciliations of the reportable segment's: (i) revenues to Archstone's consolidated revenues, (ii) Net Operating Income to Archstone's consolidated earnings from operations, and (iii) assets to Archstone's consolidated assets, for the periods indicated (in thousands):

                                                                            Year Ended December 31,
                                                 ------------------------------------------------------------------------
                                                            1998                     1997                    1996
                                                 -----------------------    ---------------------   ---------------------
Reportable segment revenues......................               $478,144                 $331,346                $293,284
Other non-reportable operating segment income (1)                 35,501                   24,316                  32,962
                                                 -----------------------    ---------------------   ---------------------
Total segment and consolidated revenues..........               $513,645                 $355,662                $326,246
                                                 =======================    =====================   =====================


                                                                                Year Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                              1998                       1997                         1996
                                                 -------------------------     ------------------------     ------------------------

Reportable segment Net Operating Income..........                 $305,309                     $208,423                     $177,309
Other non-reportable operating segment Net
 Operating Income(1).............................                   34,576                       24,188                       20,815
                                                 -------------------------     ------------------------     ------------------------

 Total segment Net Operating Income..............                  339,885                      232,611                      198,124
                                                 -------------------------    --------------------------    ------------------------


Reconciling items:
 Depreciation on real estate investments.........                  (96,337)                     (52,893)                    (44,887)
 Interest expense................................                  (83,350)                     (61,153)                    (35,288)
 General and administrative expenses.............                  (16,092)                     (18,350)                    (23,268)
 Provision for possible loss on investments......                   (4,700)                      (3,000)                          -
 Nonrecurring expenses...........................                   (2,193)                     (71,707)                          -
 Other expenses..................................                   (3,287)                        (822)                       (592)
                                                 -------------------------     ------------------------     ------------------------
Consolidated earnings from operations............                 $133,926                      $ 24,686                   $ 94,089
                                                 =========================    ==========================    ========================

                          Archstone Communities Trust

                                                                               December 31,
                                                             -------------------------------------------------
                                                                       1998                       1997
                                                             -----------------------    -----------------------
Reportable segment assets............................                     $4,536,529                 $2,422,563
Other non-reportable operating segment assets (2)....                        385,587                    373,120
                                                             -----------------------    -----------------------
  Total segment assets...............................                      4,922,116                  2,795,683
                                                             -----------------------    -----------------------
Reconciling items:
  Cash and cash equivalents..........................                          5,429                      1,586
  Restricted cash in tax-deferred exchange escrow....                         90,874                          -
  Other assets.......................................                         41,479                      8,417
                                                             -----------------------    -----------------------
Consolidated total assets............................                     $5,061,968                 $5,059,898
                                                             =======================    =======================

(1) Includes $22.9 million, $16.7 million and $2.0 million of interest income on the convertible mortgage notes receivable in 1998, 1997 and 1996, respectively (see Note 4). Also includes revenues and Net Operating Income generated from the operation or sale of other real estate assets and other ancillary income from apartment residents. For 1996, also includes Net Operating Income generated from the Homestead extended-stay assets, prior to their spin-off in October 1996 (see Note 4)
(2) Includes $203.0 million and $272.6 million of convertible mortgage notes receivable during 1998 and 1997, respectively.

  Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of Archstone's consolidated revenues.


(13) Commitments and Contingencies

  Archstone is a party to various claims and routine litigation arising in the ordinary course of business. Archstone does not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

  Archstone is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of its due diligence investigation procedures, Archstone conducts Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone's results of operations for any of the years in the three-year period ended December 31, 1998. Archstone is not aware of any environmental condition on any of its communities which is likely to have a material effect on Archstone's financial condition or results of operations.

  See Note 3 for apartment construction and redevelopment commitments.

                          Archstone Communities Trust

                  Notes to Financial Statements - (Concluded)


(14) Supplemental Cash Flow Information

  Significant non-cash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:

  (i) Archstone issued 47,752,052 Common Shares valued at approximately $1.1 billion, 2,000,000 Series C Preferred Shares valued at approximately $50.6 million and assumed debt and other liabilities valued at approximately $778.9 million in exchange for approximately $1.9 billion of assets in the Atlantic Merger.
  (ii) Archstone recorded an $83.8 million decrease, an $8.9 million increase and a $74.9 million increase in the unrealized gain on the convertible mortgage notes receivable during the years ended December 31, 1998, 1997 and 1996, respectively, primarily as a result of changes in the estimated fair value of these convertible debt securities.
  (iii) Holders of Series A Convertible Preferred Shares converted $17.7 million, $27.2 million and $67.6 million of their shares into Common Shares during the years ended December 31, 1998, 1997 and 1996, respectively.
  (iv) In connection with the acquisition of apartment communities, Archstone assumed mortgage debt (excluding mortgage debt assumed in the Atlantic Merger) of $93.7 million, $101.6 million and $104.2 million during the years ended December 31, 1998, 1997 and 1996, respectively.
  (v) In connection with the acquisition of the Management Companies in September 1997, Archstone issued 3,295,533 Common Shares valued at $73.3 million in exchange for the operations and business of the Management Companies.
  (vi) Archstone had notes receivable outstanding from employees aggregating $26.3 million (including $11.3 million assumed in the Atlantic Merger) and $17.2 million for the purchase of Common Shares under the Incentive Plan in 1998 and 1997, respectively.
  (vii) In 1996, Archstone contributed 54 extended-stay lodging assets to Homestead in exchange for 9,485,727 shares of Homestead common stock and approximately $84.5 million (face-amount) in convertible mortgage notes receivable.


(15) Subsequent Events

  In February 1999, Archstone announced that the Board had authorized the repurchase of up to $100 million of its Common Shares. Based on the closing price of the Common Shares on the date of the announcement, this represents approximately 3.6% of the Common Shares outstanding. Through March 5, 1999, Archstone had repurchased 4.3 million Common Shares at a weighted average price of $19.58 per Common Share for a total purchase price of $84.4 million. Disposition proceeds were used to reduce Archstone's unsecured credit facility balances, providing the capacity to fund the share purchases.

  Archstone terminated its $150 million unsecured delayed draw term loan on February 23, 1999. After giving effect to this termination, Archstone has $850 million in total borrowing capacity under its unsecured credit facilities, with $349.0 million outstanding and an available balance of $501.0 million at March 5, 1999.

  On February 26, 1998, Archstone paid the first quarter 1999 Common Share distribution of $0.37 per Common Share to shareholders of record on February 12, 1999, totaling approximately $53.0 million.

                          Independent Auditors' Report


The Board of Trustees and Shareholders
Archstone Communities Trust:

     Under date of January 22, 1999, except as to Note 15 which is as of March 5, 1999, we reported on the balance sheets of Archstone Communities Trust as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP


  Chicago, Illinois
  January 22, 1999

                                                                    SCHEDULE III

                          Archstone Communities Trust
                    Real Estate and Accumulated Depreciation

                               December 31, 1998
                         (Dollar amounts in thousands)


                                                               Initial Cost to Archstone
                                                               -------------------------        Costs
                                                                                             Capitalized
                                                     Encum-                 Buildings &      Subsequent
                                          Units      brances      Land      Improvements     Acquisition
                                      --------------------------------------------------------------------
Apartment Communities:
Albuquerque, New Mexico:
  Commanche Wells.....................      179     $     -     $  719     $ 4,072            $   733
  Entrada Pointe......................      209           -      1,014       5,744              1,475
  La Paloma...........................      424           -      4,135           -             19,724
  La Ventana..........................      232           -      2,210           -             13,441
  Pavilions...........................      240           -      2,182       7,624              6,142
  Sandia Ridge........................      272           -      1,339       5,358              1,611
  Telegraph Hill......................      200           -      1,216       6,889                795
  Vista Del Sol.......................      168           -      1,105       4,419                915
  Vistas at Seven Bar Ranch...........      572           -      3,541       5,351             20,209
  Wellington Place....................      280           -      1,881       7,523              1,638
Atlanta, Georgia:
  Azalea Park.........................      447      15,179      4,330      24,536                 27
  Cameron Ashford.....................      365           -      4,245      24,053                 36
  Cameron at Barrett Creek............      332           -      1,963      11,126             10,516
  Cameron at Northpoint...............      264           -      2,248      12,740              7,551
  Cameron Briarcliff..................      220           -      2,515      14,250                 65
  Cameron Bridge......................      224           -      2,119      12,010              4,571
  Cameron Brook.......................      440      18,950      4,050      22,950                 59
  Cameron Creek.......................      664      30,355      6,791      38,484                128
  Cameron Crest.......................      377           -      4,135      23,430                 65
  Cameron Dunwoody....................      238           -      2,747      15,566                 34
  Cameron Forest......................      152           -        931       5,275                 23
  Cameron Greens......................      304      10,107      2,389      13,537                 40
  Cameron Landing.....................      368      15,340      3,535      20,030                382
  Cameron Place.......................      212           -      1,555       8,814                 35
  Cameron Pointe......................      214      12,545      2,725      15,440                 61
  Cameron Station.....................      348      15,352      2,880      16,321                 49
  Cameron Woodlands...................      644           -      4,901      27,775                 87
  Clairmont Crest.....................      213      11,273      1,892      10,720                132
  Lake Ridge at Dunwoody..............      268           -      3,126      17,712                 19
  Morgan's Landing....................      165           -      1,542       8,737                 61
  Old Salem...........................      172           -      1,490       8,446                 29
  Trolley Square......................      270           -      2,918      16,534                 64
  Vinings Landing.....................      200           -      1,787      10,126                 72
  Winters Creek.......................      200       4,880      1,561       8,846                 26
Austin, Texas:
  Hunters' Run I & II.................      400      14,820      2,197           -             17,732
  Monterey Ranch I....................      168           -        424           -              5,025
  Monterey Ranch II...................      456      16,861      1,151           -             23,038
  Monterey Ranch III..................      448           -      1,131           -              5,863
  Ridge, The..........................      326           -      1,669       6,675              2,852
  Rock Creek..........................      314           -      1,311       7,431              1,929
  Shadowood...........................      236           -      1,197       4,787              1,092

                                           Gross Amount at Which Carried at
                                                  December 31, 1998
                                        -------------------------------------                      Con-
                                                      Buildings &               Accumulated      struction     Year
                                             Land    Improvements   Totals      Depreciation       Year       Acquired
                                        ---------------------------------------------------------------------------------
Apartment Communities:
Albuquerque, New Mexico:
  Commanche Wells.....................      $  719      $ 4,805    $ 5,524          $  604         1985        1994
  Entrada Pointe......................       1,014        7,219      8,233             933         1986        1994
  La Paloma...........................       4,135       19,724     23,859           2,578         1996        1993
  La Ventana..........................       2,210       13,441     15,651           1,283         1996        1994
  Pavilions...........................       2,182       13,766     15,948           2,658          (a)         (a)
  Sandia Ridge........................       1,339        6,969      8,308           1,361         1986        1992
  Telegraph Hill......................       1,216        7,684      8,900             468         1986        1996
  Vista Del Sol.......................       1,105        5,334      6,439             770         1987        1993
  Vistas at Seven Bar Ranch...........       3,541       25,560     29,101           2,645          (b)         (b)
  Wellington Place....................       1,881        9,161     11,042           1,188         1981        1993
Atlanta, Georgia:
  Azalea Park.........................       4,330       24,563     28,893             574         1987        1998
  Cameron Ashford.....................       4,245       24,089     28,334             513         1990        1998
  Cameron at Barrett Creek............       1,963       21,642     23,605               5          (c)        1998
  Cameron at Northpoint...............       2,248       20,291     22,539              41          (c)        1998
  Cameron Briarcliff..................       2,515       14,315     16,830             306         1989        1998
  Cameron Bridge......................       2,119       16,581     18,700              46          (c)        1998
  Cameron Brook.......................       4,050       23,009     27,059             483         1988        1998
  Cameron Creek.......................       6,791       38,612     45,403           1,184         1988        1998
  Cameron Crest.......................       4,135       23,495     27,630             490         1988        1998
  Cameron Dunwoody....................       2,747       15,600     18,347             332         1989        1998
  Cameron Forest......................         931        5,298      6,229             117         1981        1998
  Cameron Greens......................       2,389       13,577     15,966             289         1986        1998
  Cameron Landing.....................       3,535       20,412     23,947             348         1998        1998
  Cameron Place.......................       1,555        8,849     10,404             195         1979        1998
  Cameron Pointe......................       2,725       15,501     18,226             329         1987        1998
  Cameron Station.....................       2,880       16,370     19,250             348          (d)        1998
  Cameron Woodlands...................       4,901       27,862     32,763             587          (e)        1998
  Clairmont Crest.....................       1,892       10,852     12,744             230         1987        1998
  Lake Ridge at Dunwoody..............       3,126       17,731     20,857             477         1979        1998
  Morgan's Landing....................       1,542        8,798     10,340             192         1983        1998
  Old Salem...........................       1,490        8,475      9,965             184         1968        1998
  Trolley Square......................       2,918       16,598     19,516             360         1989        1998
  Vinings Landing.....................       1,787       10,198     11,985             215         1978        1998
  Winters Creek.......................       1,561        8,872     10,433             190         1984        1998
Austin, Texas:
  Hunters' Run I & II.................       2,197       17,732     19,929           1,862          (f)         (f)
  Monterey Ranch I....................         424        5,025      5,449              (c)         (c)        1993
  Monterey Ranch II...................       1,151       23,038     24,189           1,754         1996        1993
  Monterey Ranch III..................       1,131        5,863      6,994              (c)         (c)        1993
  Ridge, The..........................       1,669        9,527     11,196           1,375         1978        1993
  Rock Creek..........................       1,311        9,360     10,671           1,283         1979        1993
  Shadowood...........................       1,197        5,879      7,076             787         1985        1993

                                                                    SCHEDULE III




                                                                       Initial Cost to Archstone
                                                                   --------------------------------       Costs
                                                                                                        Capitalized
                                                      Encum-                         Buildings &       Subsequent to
                                          Units       branches       Land           Improvements        Acquisition
                                      -------------------------------------------------------------------------------------
Apartment Communities:
Birmingham, Alabama:
  Cameron at the Summit I.............      372    $     -          $ 3,458       $  19,595             $    194
  Cameron at the Summit II............      268          -              698           3,955                4,326
  Cameron on the Cahaba I.............      150          -            1,023           5,799                   33
  Cameron on the Cahaba II............      250      8,007            1,601           9,071                   26
Charlotte, North Carolina:
  Cameron at Hickory Grove............      202      6,187            1,434           8,127                   11
  Cameron Matthews....................      212      9,035            2,034          11,526                  131
  Cameron Oaks........................      264          -            2,312          13,104                    8
  Eastover Glen.......................      128          -            1,431           8,107                  108
  Forest at Biltmore..................      392          -            4,008          22,709                    9
  Pinnacle at North Cross.............      312          -            3,573          20,264                   47
  Reafield Ridge......................      324          -            3,009          17,052                  388
  Springs at Steele Creek.............      264          -            2,475          14,028                   59
  Waterford Hills.....................      270          -            2,413          13,676                    2
  Waterford Square I..................      408          -            3,497          19,814                    8
  Waterford Square II.................      286          -            2,723          15,429                  199
Columbus, Ohio:
  Arbors of Dublin....................      288          -            2,218          12,571                  145
Dallas, Texas:
  Custer Crossing.....................      244          -            1,532           8,683                2,118
  Knoxbridge..........................      334     15,650            4,668          26,453                   13
  Meadows at Park Boulevard...........      368          -            1,373               -               15,520
  Quail Run...........................      278          -            1,613           9,140                2,306
  Summerstone.........................      192          -            1,028           5,824                1,838
  Timber Ridge........................      160          -              997           5,651                1,185
  Timber Ridge II.....................      192          -              675              20                8,680
  Woodland Park.......................      216          -            1,386           5,543                1,449
Denver, Colorado:
  Archstone Dakota Ridge..............      480          -            2,108              24               17,291
  Cambrian............................      383          -            2,256           9,026                2,575
  Cedars, The.........................      408          -            3,128          12,512                4,804
  Fox Creek I.........................      175          -            1,167           4,669                  704
  Fox Creek II........................      112          -                -               -                6,947
  Legacy Heights......................      384     16,417            2,049               4               20,457
  Reflections I & II..................      416          -            2,396           6,362               14,034
  Silvercliff.........................      312          -            2,410          13,656                  837
  Sunwood.............................      156          -            1,030           4,596                1,982
El Paso, Texas:
  Acacia Park.........................      336          -            1,130               -               13,348
  Cielo Vista.........................      378          -            1,111           4,445                3,490
  Double Tree.........................      284          -            1,106           4,423                  873
  Las Flores..........................      468      5,726              625           6,624                1,397
  Patriot, The........................      320          -            1,027               -               11,550
  Phoenix, The........................      336          -              454               -               10,463
  Tigua Village.......................      184          -              161             146                2,319

                                            Gross Amount at Which Carried at
                                                    December 31, 1998
                                       ---------------------------------------                      Con-
                                                    Buildings &                   Accumulated     struction      Year
                                          Land     Improvements     Totals        Depreciation      Year       Acquired
                                       -------------------------------------------------------------------------------------
Apartment Communities:
Birmingham, Alabama:
  Cameron at the Summit I.............   $  3,458    $  19,789     $  23,247           $  429         1998        1998
  Cameron at the Summit II............        698        8,281         8,979              (c)          (c)        1998
  Cameron on the Cahaba I.............      1,023        5,832         6,855              126         1987        1998
  Cameron on the Cahaba II............      1,601        9,097        10,698              194         1990        1998
Charlotte, North Carolina:
  Cameron at Hickory Grove............      1,434        8,138         9,572              173         1988        1998
  Cameron Matthews....................      2,034       11,657        13,691              227         1998        1998
  Cameron Oaks........................      2,312       13,112        15,424              284         1989        1998
  Eastover Glen.......................      1,431        8,215         9,646              171         1987        1998
  Forest at Biltmore..................      4,008       22,718        26,726               51         1996        1998
  Pinnacle at North Cross.............      3,573       20,311        23,884              388         1997        1998
  Reafield Ridge......................      3,009       17,440        20,449              362         1987        1998
  Springs at Steele Creek.............      2,475       14,087        16,562              292         1997        1998
  Waterford Hills.....................      2,413       13,678        16,091              334         1995        1998
  Waterford Square I..................      3,497       19,822        23,319              545         1996        1998
  Waterford Square II.................      2,723       15,628        18,351              274         1998        1998
Columbus, Ohio:
  Arbors of Dublin....................      2,218       12,716        14,934              268         1988        1998
Dallas, Texas:
  Custer Crossing.....................      1,532       10,801        12,333            1,345         1985        1993
  Knoxbridge..........................      4,668       26,466        31,134               59         1994        1998
  Meadows at Park Boulevard...........      1,373       15,520        16,893              845         1997        1996
  Quail Run...........................      1,613       11,446        13,059            1,422         1983        1993
  Summerstone.........................      1,028        7,662         8,690              916         1983        1993
  Timber Ridge........................        997        6,836         7,833              764         1984        1994
  Timber Ridge II.....................        675        8,700         9,375              394         1998        1996
  Woodland Park.......................      1,386        6,992         8,378              833         1986        1993
Denver, Colorado:
  Archstone Dakota Ridge..............      2,108       17,315        19,423              (c)          (c)        1997
  Cambrian............................      2,256       11,601        13,857            1,506         1983        1993
  Cedars, The.........................      3,128       17,316        20,444            2,293         1984        1993
  Fox Creek I.........................      1,167        5,373         6,540              718         1984        1993
  Fox Creek II........................                   6,947         6,947              (c)          (c)        1995
  Legacy Heights......................      2,049       20,461        22,510              443         1998        1997
  Reflections I & II..................      2,396       20,396        22,792            2,224          (g)         (g)
  Silvercliff.........................      2,410       14,493        16,903            1,834         1991        1994
  Sunwood.............................      1,030        6,578         7,608              923         1981        1992
El Paso, Texas:
  Acacia Park.........................      1,130       13,348        14,478            1,625         1995        1993
  Cielo Vista.........................      1,111        7,935         9,046            1,016         1962        1993
  Double Tree.........................      1,106        5,296         6,402              774         1980        1993
  Las Flores..........................        625        8,021         8,646            3,775          (h)         (h)
  Patriot, The........................      1,027       11,550        12,577            1,318         1996        1993
  Phoenix, The........................        454       10,463        10,917            1,817         1993        1993
  Tigua Village.......................        161        2,465         2,626            1,377          (i)         (i)

                                                                    SCHEDULE III



                                                                    Initial Cost to Archstone
                                                                 ------------------------------    Costs Capitalized
                                                      Encum-                     Buildings &         Subsequent to
                                          Units      brances        Land         Improvements        Acquisition
                                      ----------------------------------------------------------------------------------
Apartment Communities:
Ft. Lauderdale/West Palm Beach:
  Cameron at Bayberry Lake............      308     $     -        $2,675          $15,159           $    72
  Cameron at Meadow Lakes.............      189           -         1,712            9,702                38
  Cameron at the Villages.............      384           -         3,298           18,686                45
  Cameron Cove........................      221       8,259         1,648            9,338               146
  Cameron Gardens.....................      300           -         2,803           15,882             5,205
  Cameron Hidden Harbor...............      200       5,475         1,868           10,587               150
  Cameron Palms.......................      340           -         2,252           12,763            11,524
  Cameron Park I......................      196           -         2,129           12,063             2,443
  Cameron View........................      176           -         1,487            8,425                52
  Cameron Waterways...................      300           -         3,678           20,840               453
  Park Place at Turtle Run............      350           -         2,598           14,721                44
  Parrot's Landing I..................      408      15,386         3,173           17,982                89
  Parrot's Landing II.................      152           -         1,345            7,621                42
  Pineview Lakes......................      192           -         1,847           10,464               438
Ft. Myers, Florida:
  Forestwood..........................      397      11,158         2,534           14,361               102
Houston, Texas:
  7100 Almeda.........................      348           -         1,713            9,706               947
  Braeswood Park......................      240           -         1,861           10,548               446
  Braeswood Park II...................       36           -         1,125                5               984
  Brompton Court......................      794           -         4,058           22,993             5,969
  Memorial Heights I..................      360      14,801         3,169                -            16,006
  Memorial Heights II.................      256      12,174         9,164                -             6,607
  Oaks at Medical Center I............      360           -         4,210                -            14,579
  Oaks at Medical Center II...........      318           -         3,368                -            15,064
Indianapolis, Indiana:
  Arbor Green.........................      208           -         1,597            9,049               347
  Archstone at River Ridge............      202           -           461            2,612             3,985
Inland Empire, California:
  Crossing, The.......................      296           -         2,227           12,622             1,662
  Miramonte...........................      290           -         2,357           13,364             1,071
  Sierra Hills........................      300         652         2,810           15,921             1,681
  Terracina...........................      736           -         5,780           32,757             2,934
  Westcourt Village...................      515           -         1,909           10,817             4,648
  Woodsong Village....................      262           -         1,846           10,469               826
Jacksonville, Florida:
  Cameron Deerwood....................      336           -         2,782           15,763                18
  Cameron Lakes I.....................      302           -         2,792           15,823               111
  Cameron Lakes II....................      253           -         2,476           14,032               126
  Cameron Timberlin...................      320           -         2,759           15,632                85


                                            Gross Amount at Which Carried at
                                                   December 31, 1998
                                         -------------------------------------
                                                                                                    Con-
                                                     Buildings &                    Accumulated   struction        Year
                                          Land      Improvements    Totals          Depreciation    Year         Acquired
                                         ------------------------------------------------------------------------------------
Apartment Communities:
Ft. Lauderdale/West Palm Beach:
  Cameron at Bayberry Lake............     $2,675      $15,231         $17,906       $  322         1988       1998
  Cameron at Meadow Lakes.............      1,712        9,740          11,452          206         1983       1998
  Cameron at the Villages.............      3,298       18,731          22,029          400         1987       1998
  Cameron Cove........................      1,648        9,484          11,132          201         1986       1998
  Cameron Gardens.....................      2,803       21,087          23,890           75          (c)       1998
  Cameron Hidden Harbor...............      1,868       10,737          12,605          226         1986       1998
  Cameron Palms.......................      2,252       24,287          26,539           (c)         (c)       1998
  Cameron Park I......................      2,129       14,506          16,635           73          (c)       1998
  Cameron View........................      1,487        8,477           9,964          182         1987       1998
  Cameron Waterways...................      3,678       21,293          24,971          254         1998       1998
  Park Place at Turtle Run............      2,598       14,765          17,363          313         1989       1998
  Parrot's Landing I..................      3,173       18,071          21,244          435         1986       1998
  Parrot's Landing II.................      1,345        7,663           9,008          261         1997       1998
  Pineview Lakes......................      1,847       10,902          12,749          229         1988       1998
Ft. Myers, Florida:
  Forestwood..........................      2,534       14,463          16,997          307         1986       1998
Houston, Texas:
  7100 Almeda.........................      1,713       10,653          12,366        1,325         1984       1994
  Braeswood Park......................      1,861       10,994          12,855        1,525         1984       1993
  Braeswood Park II...................      1,125          989           2,114          (c)          (c)       1997
  Brompton Court......................      4,058       28,962          33,020        3,646         1972       1994
  Memorial Heights I..................      3,169       16,006          19,175        1,526         1996       1996
  Memorial Heights II.................      9,164        6,607          15,771          558         1998       1996
  Oaks at Medical Center I............      4,210       14,579          18,789        1,555         1996       1994
  Oaks at Medical Center II...........      3,368       15,064          18,432           24          (c)       1994
Indianapolis, Indiana:
  Arbor Green.........................      1,597        9,396          10,993          196         1989       1998
  Archstone at River Ridge............        461        6,597           7,058          (c)          (c)       1998
Inland Empire, California:
  Crossing, The.......................      2,227       14,284          16,511        1,024         1989       1996
  Miramonte...........................      2,357       14,435          16,792        1,210         1989       1995
  Sierra Hills........................      2,810       17,602          20,412          775         1990       1997
  Terracina...........................      5,780       35,691          41,471        2,484         1988       1996
  Westcourt Village...................      1,909       15,465          17,374        1,223         1986       1996
  Woodsong Village....................      1,846       11,295          13,141          714         1985       1996
Jacksonville, Florida:
  Cameron Deerwood....................      2,782       15,781          18,563          619         1997       1998
  Cameron Lakes I.....................      2,792       15,934          18,726          554         1996       1998
  Cameron Lakes II....................      2,476       14,158          16,634          457         1998       1998
  Cameron Timberlin...................      2,759       15,717          18,476          620         1997       1998

                                                                    SCHEDULE III



                                                                   Initial Cost to Archstone
                                                                 ----------------------------   Costs Capitalized
                                                     Encum-                     Buildings &       Subsequent to
                                          Units      brances         Land       Improvements      Acquisition
                                      -----------------------------------------------------------------------------
Apartment Communities:
Kansas City, Kansas:
  Crown Chase.........................      220     $     -         $1,540         $     -         $ 8,875
Las Vegas, Nevada:
  Crossings at Lake Mead..............      444           -          2,086          11,867           1,530
  Horizons at Peccole Ranch...........      408           -          3,173          18,048           1,000
  La Tierra at the Lakes..............      896           -          5,904          33,561           5,510
Los Angeles, California:
  Oakridge............................      178      13,050          3,212          18,200             124
Memphis, Tennessee:
  Country Oaks........................      200           -          1,257           7,122               7
Minneapolis, Minnesota:
  Eden Commons........................      196       6,317          1,973          11,181               -
Nashville, Tennessee:
  Amberwood at Bellevue...............      225       5,102          2,235          12,660              70
  Arbor Creek.........................      360           -          2,471          14,003             156
  Cameron Overlook....................      452           -          4,031          22,843             (40)
  Enclave at Brentwood................      380           -          2,672          15,143              98
  Monthaven Place I...................      216           -          1,210               9           7,106
  Shadowbluff.........................      220       5,835          1,422           8,059              97
Orange County, California:
  Las Flores Apartment Homes..........      504       7,424          8,900             264          40,716
  Newpointe...........................      160           -          1,403           7,981             508
  River Meadows.......................      152      10,000          2,082          11,797           1,334
  Sorrento............................      241       4,822          4,872               -          22,528
  Villa Marseilles....................      192       3,698          1,970          11,162           4,759
Orlando, Florida:
  Camden Springs......................      340           -          2,893          16,391              45
  Cameron Promenade...................      212           -          2,236          12,671           1,103
  Cameron Villas I....................      192           -          1,306           7,400              87
  Cameron Villas II...................       42           -            287           1,624              35
  Kingston Village....................      120           -          1,039           5,887              77
  Wellington I........................      192           -          1,505           8,526              11
  Wellington II.......................      120           -          1,605           9,094             257
Phoenix, Arizona:
  Cochise at Arrowhead I (j)..........      272           -          2,019               -          16,067
  Cochise at Arrowhead II (j).........      200           -          1,601               -           7,298
  Foxfire.............................      188           -          1,055           5,976             605
  Miralago I..........................      496      18,720          2,743               -          22,331
  Moorings at Mesa Cove...............      406           -          3,261          13,045           1,530
  Peaks at Papago Park................      768           -          5,131          23,408           8,741
  Pelican Bay Club....................      472           -          2,797          11,188           2,215
  Ridge, The..........................      380           -          1,852          10,492             965


                                        Gross Amount at Which Carried at
                                             December 31, 1998
                                      -----------------------------------                       Con-
                                                  Buildings &                Accumulated      struction      Year
                                        Land      Improvements    Totals     Depreciation       Year        Acquired
                                      --------------------------------------------------------------------------------
Apartment Communities:
Kansas City, Kansas:
  Crown Chase.........................    $1,540    $ 8,875     $10,415         $  (c)               (c)       1996
Las Vegas, Nevada:
  Crossings at Lake Mead..............     2,086     13,397      15,483          1,299              1986       1995
  Horizons at Peccole Ranch...........     3,173     19,048      22,221          1,889              1990       1995
  La Tierra at the Lakes..............     5,904     39,071      44,975          3,958              1986       1995
Los Angeles, California:
  Oakridge............................     3,212     18,324      21,536            165              1985       1998
Memphis, Tennessee:
  Country Oaks........................     1,257      7,129       8,386            151              1985       1998
Minneapolis, Minnesota:
  Eden Commons........................     1,973     11,181      13,154              -              1987       1998
Nashville, Tennessee:
  Amberwood at Bellevue...............     2,235     12,730      14,965             58              1986       1998
  Arbor Creek.........................     2,471     14,159      16,630            352              1986       1998
  Cameron Overlook....................     4,031     22,803      26,834            665              1998       1998
  Enclave at Brentwood................     2,672     15,241      17,913            327              1988       1998
  Monthaven Place I...................     1,210      7,115       8,325            (c)               (c)       1998
  Shadowbluff.........................     1,422      8,156       9,578            173              1986       1998
Orange County, California:
  Las Flores Apartment Homes..........     8,900     40,980      49,880            217               (c)       1996
  Newpointe...........................     1,403      8,489       9,892            566              1987       1996
  River Meadows.......................     2,082     13,131      15,213            619              1986       1997
  Sorrento............................     4,872     22,528      27,400            118              1998       1996
  Villa Marseilles....................     1,970     15,921      17,891            696              1991       1996
Orlando, Florida:
  Camden Springs......................     2,893     16,436      19,329            348              1986       1998
  Cameron Promenade...................     2,236     13,774      16,010            119               (c)       1998
  Cameron Villas I....................     1,306      7,487       8,793            161              1982       1998
  Cameron Villas II...................       287      1,659       1,946             36              1981       1998
  Kingston Village....................     1,039      5,964       7,003            128              1982       1998
  Wellington I........................     1,505      8,537      10,042            182              1988       1998
  Wellington II.......................     1,605      9,351      10,956             84               (c)       1998
Phoenix, Arizona:
  Cochise at Arrowhead I (j)..........     2,019     16,067      18,086            149               (c)       1995
  Cochise at Arrowhead II (j).........     1,601      7,298       8,899            (c)               (c)       1995
  Foxfire.............................     1,055      6,581       7,636            839              1985       1994
  Miralago I..........................     2,743     22,331      25,074          1,651              1997       1995
  Moorings at Mesa Cove...............     3,261     14,575      17,836          2,250              1985       1992
  Peaks at Papago Park................     5,131     32,149      37,280          3,936               (k)        (k)
  Pelican Bay Club....................     2,797     13,403      16,200          1,756              1985       1993
  Ridge, The..........................     1,852     11,457      13,309          1,561              1987       1993

                                                                    SCHEDULE III

                                                               Initial Cost to Archstone
                                                              -------------------------------      Costs
                                                                                                Capitalized
                                                     Encum-                   Buildings &       Subsequent to
                                          Units      brances      Land        Improvements       Acquisition
                                      --------------------------------------------------------------------------
Apartment Communities:
Phoenix, Arizona (continued):
  San Marbeya.........................      404      $     -        $3,675         $    93        $17,396
  San Marquis North...................      208            -         1,215               -          9,737
  San Marquis South...................      264            -         2,312               -         11,336
  San Palmera (j).....................      412            -         3,515               -         21,878
  San Valiente I (j)..................      376            -         3,062               -         19,221
  San Valiente II (j).................      228            -         1,647               -         11,103
  Scottsdale Greens...................      644       23,465         3,489          19,774          7,008
  Superstition Park...................      376            -         2,340           9,362          1,447
Portland, Oregon:
  Arbor Heights.......................      348            -         2,669                         20,631
  Brighton............................      233            -         1,675           9,532          1,335
  Cambridge Crossing..................      250            -         2,260               -         13,453
  Hedges Creek........................      408            -         3,758             162         23,503
  Preston's Crossing..................      228            -           851                         12,209
  Riverwood Heights...................      240            -         1,479           8,410            665
  Squire's Court......................      235            -         1,630           9,249            595
  Timberline..........................      130            -         1,058           5,995            530
Raleigh, North Carolina:
  52 Magnolia.........................      228       11,765         2,732          15,482            127
  Archstone at Preston................      388            -           882           4,996          6,679
  Cameron at Six Forks................      172            -         1,417           8,027             98
  Cameron at Southpoint...............      288            -         1,719           9,741          7,375
  Cameron Brooke......................      228            -         2,031          11,508            179
  Cameron Green.......................      320            -         2,532          14,347              4
  Cameron Lake I......................      196            -         1,539           8,722              9
  Cameron Lake II.....................      172            -         1,606           9,098             73
  Cameron Ridge.......................      228            -         1,694           9,599             50
  Cameron Square......................      268            -         2,575          14,590             32
  Cameron Woods.......................      328            -         2,107          11,940          6,854
  Conifer Glen........................      186            -         2,204          12,511             27
  Cornerstone.........................      302            -         3,748          21,239            105
  Falls at Duraleigh, The.............      396            -         2,614          14,819             59
  Poplar Place........................      230            -         2,189          12,407            556
  Waterford Forest....................      384            -         3,791          21,480             38
  Waterford Point.....................      336       14,560         3,136          17,772             17
Reno, Nevada:
  Enclave, The........................      228            -         1,947               -         13,795
  Enclave II, The.....................      180            -         1,538               -          3,515
  Vista Ridge.........................      324            -         2,002               -         19,308
Richmond, Virginia:
  Archstone at Swift Creek I..........      288            -           812           4,604          3,372
  Cameron at Gayton...................      220            -         1,905          10,796             11
  Cameron at Virginia Center..........      264            -         2,907          16,472          1,006
  Cameron at Virginia Center II.......       88            -           242           1,372          2,277
  Cameron at Wellesley................      340            -         3,376          19,132             33
  Cameron at Wyndham..................      312            -         3,782          21,433            829
  Cameron Crossing I..................      280            -         3,245          18,391             92
  Cameron Crossing II.................      144            -         1,723           9,764            617

                                              Gross Amount at Which Carried at
                                                      December 31, 1998
                                         ------------------------------------------                      Con-
                                                         Buildings &                  Accumulated      struction        Year
                                           Land         Improvements      Totals      Depreciation       Year         Acquired
                                         ----------------------------------------------------------------------------------------
Apartment Communities:
Phoenix, Arizona (continued):
  San Marbeya.........................     $3,675          $17,489     $21,164         $    4               (c)             1997
  San Marquis North...................      1,215            9,737      10,952          1,156              1994             1993
  San Marquis South...................      2,312           11,336      13,648          1,629              1994             1993
  San Palmera (j).....................      3,515           21,878      25,393          1,638              1997             1995
  San Valiente I (j)..................      3,062           19,221      22,283          1,420              1997             1995
  San Valiente II (j).................      1,647           11,103      12,750              1               (c)             1995
  Scottsdale Greens...................      3,489           26,782      30,271          3,583              1980             1994
  Superstition Park...................      2,340           10,809      13,149          1,648              1985             1992
Portland, Oregon:
  Arbor Heights.......................      2,669           20,631      23,300            799              1998             1996
  Brighton............................      1,675           10,867      12,542            678              1985             1996
  Cambridge Crossing..................      2,260           13,453      15,713            706              1998             1996
  Hedges Creek........................      3,758           23,665      27,423            100               (c)             1997
  Preston's Crossing..................        851           12,209      13,060          1,034              1996             1995
  Riverwood Heights...................      1,479            9,075      10,554            900              1990             1995
  Squire's Court......................      1,630            9,844      11,474            967              1989             1995
  Timberline..........................      1,058            6,525       7,583            482              1990             1996
Raleigh, North Carolina:
  52 Magnolia.........................      2,732           15,609      18,341            324              1995             1998
  Archstone at Preston................        882           11,675      12,557            (c)               (c)             1998
  Cameron at Six Forks................      1,417            8,125       9,542            172              1985             1998
  Cameron at Southpoint...............      1,719           17,116      18,835             24               (c)             1998
  Cameron Brooke......................      2,031           11,687      13,718            372              1997             1998
  Cameron Green.......................      2,532           14,351      16,883            302              1986             1998
  Cameron Lake I......................      1,539            8,731      10,270            185              1985             1998
  Cameron Lake II.....................      1,606            9,171      10,777            192              1982             1998
  Cameron Ridge.......................      1,694            9,649      11,343            203              1985             1998
  Cameron Square......................      2,575           14,622      17,197            307              1987             1998
  Cameron Woods.......................      2,107           18,794      20,901             48               (c)             1998
  Conifer Glen........................      2,204           12,538      14,742            168              1997             1998
  Cornerstone.........................      3,748           21,344      25,092            443              1997             1998
  Falls at Duraleigh, The.............      2,614           14,878      17,492             63              1987             1998
  Poplar Place........................      2,189           12,963      15,152            270              1987             1998
  Waterford Forest....................      3,791           21,518      25,309            539              1997             1998
  Waterford Point.....................      3,136           17,789      20,925            497              1996             1998
Reno, Nevada:
  Enclave, The........................      1,947           13,795      15,742            187              1998             1996
  Enclave II, The.....................      1,538            3,515       5,053            (c)               (c)             1996
  Vista Ridge.........................      2,002           19,308      21,310          1,412              1997             1995
Richmond, Virginia:
  Archstone at Swift Creek I..........        812            7,976       8,788            (c)               (c)             1998
  Cameron at Gayton...................      1,905           10,807      12,712            228              1987             1998
  Cameron at Virginia Center..........      2,907           17,478      20,385            140               (c)             1998
  Cameron at Virginia Center II.......        242            3,649       3,891            (c)               (c)             1998
  Cameron at Wellesley................      3,376           19,165      22,541            410              1989             1998
  Cameron at Wyndham..................      3,782           22,262      26,044            214               (c)             1998
  Cameron Crossing I..................      3,245           18,483      21,728            518              1998             1998
  Cameron Crossing II.................      1,723           10,381      12,104            100              1998             1998

                                                                    SCHEDULE III


                                                                 Initial Cost to Archstone
                                                              -------------------------------      Costs
                                                                                                Capitalized
                                                     Encum-                   Buildings &       Subsequent to
                                          Units      brances      Land        Improvements       Acquisition
                                      --------------------------------------------------------------------------
Apartment Communities:
Salt Lake City, Utah
  Archstone River Oaks................      448       $     -     $ 5,400       $   213          $13,434
  Brighton Place......................      336             -       2,091        11,892            4,253
  Carrington Place....................      142         3,444       1,072         6,072              634
  Cherry Creek........................      225         3,598       1,290         7,330              707
  Cloverland..........................      186         4,178       1,392         7,886            1,375
  Crossroads, The.....................      240         4,435       1,521         8,619              934
  Fairstone at Riverview..............      492             -       4,636             -           26,640
  Fox Creek...........................      186         4,240       1,172         6,641            1,245
  Greenpointe.........................      224             -         923         5,050            2,614
  Mountain Shadow I...................      174             -         832         4,730            1,533
  Mountain Shadow II..................       88             -          95             -            4,218
  Raintree............................      152             -         948         5,373              957
  Remington, The......................      288        10,530       2,324             -           14,905
  Riverbend...........................      200             -       1,357         7,692            1,451
San Antonio, Texas:
  Applegate...........................      344             -       1,455         8,248            1,160
  Austin Point........................      328             -       1,728         9,725            1,515
  Camino Real.........................      176             -       1,084         4,338            1,793
  Cobblestone Village.................      184             -         786         3,120              891
  Contour Place.......................      126             -         456         1,829              588
  Crescent, The.......................      306             -       1,145             -           15,105
  Dymaxion............................      190             -         683         3,740              482
  Marbach Park........................      304             -       1,122         6,361            1,124
  Rancho Mirage.......................      254             -         724         2,971            1,697
  Stanford Heights....................      276             -       1,631             -           11,893
  Sterling Heights....................      224             -       1,644             -           10,661
  Villas of Castle Hills..............      163             -       1,037         4,148            1,075
  Villas of St. Tropez I..............      273             -       2,013         8,054            1,851
  Waters of Northern Hills............      305             -       1,251         7,105            1,338
San Diego, California:
  Archstone Torrey Hills..............      340             -      10,400           659           10,705
  Camino Pointe Village...............      150             -       1,549         8,780              607
  Carmel Del Mar......................      232        14,685       3,802        21,546            1,719
  Club Pacifica.......................      264             -       2,141        12,132              975
  El Dorado Hills.....................      448             -       4,418        25,084            3,334
  La Jolla Point......................      328        21,200       4,616        26,160            1,400
  Ocean Crest.........................      300             -       2,369        13,427            1,414
  Palisades, The......................      296             -       4,741        26,866              599
  Seascape............................      208        15,115       2,659        15,066              570

                                          Gross Amount at Which Carried at
                                                 December 31, 1998
                                         ---------------------------------                         Con-
                                                    Buildings &                 Accumulated      struction        Year
                                           Land     Improvements    Totals      Depreciation       Year         Acquired
                                         -----------------------------------------------------------------------------------
Apartment Communities:
Salt Lake City, Utah
  Archstone River Oaks................    $ 5,400      $13,647     $19,047          $  (c)           (c)             1997
  Brighton Place......................      2,091       16,145      18,236           1,490          1979             1995
  Carrington Place....................      1,072        6,706       7,778             242          1986             1997
  Cherry Creek........................      1,290        8,037       9,327             797          1986             1995
  Cloverland..........................      1,392        9,261      10,653             306          1985             1997
  Crossroads, The.....................      1,521        9,553      11,074             557          1986             1996
  Fairstone at Riverview..............      4,636       26,640      31,276           1,026          1998             1996
  Fox Creek...........................      1,172        7,886       9,058             427          1985             1996
  Greenpointe.........................        923        7,664       8,587             641           (l)              (l)
  Mountain Shadow I...................        832        6,263       7,095             673          1985             1995
  Mountain Shadow II..................         95        4,218       4,313              45          1996             1996
  Raintree............................        948        6,330       7,278             151          1984             1998
  Remington, The......................      2,324       14,905      17,229           1,326          1997             1995
  Riverbend...........................      1,357        9,143      10,500             219          1985             1998
San Antonio, Texas:
  Applegate...........................      1,455        9,408      10,863           1,269          1983             1993
  Austin Point........................      1,728       11,240      12,968           1,510          1982             1993
  Camino Real.........................      1,084        6,131       7,215             855          1979             1993
  Cobblestone Village.................        786        4,011       4,797             935          1984             1992
  Contour Place.......................        456        2,417       2,873             609          1984             1992
  Crescent, The.......................      1,145       15,105      16,250           2,265          1994             1992
  Dymaxion............................        683        4,222       4,905             473          1984             1994
  Marbach Park........................      1,122        7,485       8,607           1,052          1985             1993
  Rancho Mirage.......................        724        4,668       5,392             640          1974             1993
  Stanford Heights....................      1,631       11,893      13,524           1,335          1996             1993
  Sterling Heights....................      1,644       10,661      12,305           1,213          1995             1993
  Villas of Castle Hills..............      1,037        5,223       6,260             717          1971             1993
  Villas of St. Tropez I..............      2,013        9,905      11,918           1,510          1982             1992
  Waters of Northern Hills............      1,251        8,443       9,694           1,080          1982             1994
San Diego, California:
  Archstone Torrey Hills..............     10,400       11,364      21,764             (c)           (c)             1997
  Camino Pointe Village...............      1,549        9,387      10,936             154          1985             1998
  Carmel Del Mar......................      3,802       23,265      27,067             460          1991             1998
  Club Pacifica.......................      2,141       13,107      15,248             943          1987             1996
  El Dorado Hills.....................      4,418       28,418      32,836           1,764          1983             1996
  La Jolla Point......................      4,616       27,560      32,176           1,264          1986             1997
  Ocean Crest.........................      2,369       14,841      17,210           1,086          1993             1996
  Palisades, The......................      4,741       27,465      32,206           1,538          1991             1996
  Seascape............................      2,659       15,636      18,295             212          1986             1998

                                                                    SCHEDULE III


                                                                Initial Cost to Archstone
                                                                --------------------------      Costs
                                                                                               Capitalized
                                                     Encum-                   Buildings &     Subsequent to
                                          Units      brances      Land        Improvements     Acquisition
                                      --------------------------------------------------------------------------
Apartment Communities:
San Francisco (Bay Area), California:
  Archstone Emerald Peak..............      324     $     -       $ 8,950       $   170         $17,654
  Archstone Hacienda..................      540       5,256        18,696           668          11,091
  Archstone Monterey Grove............      224           -         4,451            13          15,980
  Ashton Place........................      948      46,204         9,782        55,429          17,483
  Harborside..........................      148           -         3,213        18,210             360
  Los Padres..........................      245           -         4,579        25,946             749
  Marina Lakes........................      468           -         5,952        33,728             846
  Redwood Shores......................      304      24,280         5,608        31,778           2,132
  Reflections.........................      496           -         7,820        44,311           1,488
  Sundance at Vallejo Ranch...........      396           -         2,633        14,923           1,669
  Treat Commons.......................      510           -         5,788        32,802             968
Seattle, Washington:
  Archstone Inglewood Hill............      230           -         2,463            68           8,484
  Archstone Northcreek................      524           -         5,750           261          15,709
  Cambrian, The.......................      422           -         6,231        35,309           1,194
  Canyon Creek........................      336      17,324         5,250             -          19,656
  Canyon Pointe.......................      250           -         3,121        17,684             821
  Fairwood Landing....................      194       5,621         1,223         6,928             959
  Forestview..........................      192           -         1,681             -          13,840
  Harbour Pointe......................      230           -         2,027             -          13,112
  Logan's Ridge.......................      258           -         1,950        11,118           1,326
  Matanza Creek.......................      152           -         1,016         5,814             371
  Millwood Estates....................      300           -         1,593         9,200             985
  Newport Crossing....................      192           -         1,694         9,602             641
  Pebble Cove.........................      288      14,261         1,895             -          15,655
  Remington Park......................      332           -         2,795        15,593           2,073
  Stonemeadow Farms...................      280           -         4,370             -          18,068
  Victorian Village...................      216       8,020         2,705        15,330           1,151
  Walden Pond.........................      316           -         2,033        11,535             686
  Waterford Place.....................      360           -         4,131        23,407             930
Tampa/St. Petersburg, Florida:
  Archstone Rocky Creek...............      264           -           511         2,896           1,548
  Camden Downs........................      250           -         2,102        11,910              53
  Cameron Bayshore....................      328           -         2,035        11,530              85
  Cameron Lakes.......................      207           -         1,570         8,897              56
  Cameron Palm Harbor.................      168       5,622         1,293         7,325             116
  Country Place Village I.............       88       1,967           777         4,400              31
  Country Place Village II............      100           -           805         4,563             100
  Foxbridge on the Bay................      358      10,109         1,988        11,263              92

                                          Gross Amount at Which Carried at
                                                 December 31, 1998
                                         ---------------------------------                         Con-
                                                    Buildings &                 Accumulated      struction        Year
                                           Land     Improvements    Totals      Depreciation       Year         Acquired
                                         -----------------------------------------------------------------------------------
Apartment Communities:
San Francisco (Bay Area), California:
  Archstone Emerald Peak..............     $ 8,950     $17,824     $26,774         $  (c)           (c)             1997
  Archstone Hacienda..................      18,696      11,759      30,455            (c)           (c)             1997
  Archstone Monterey Grove............       4,451      15,993      20,444            (c)           (c)             1997
  Ashton Place........................       9,782      72,912      82,694          4,011          1970             1996
  Harborside..........................       3,213      18,570      21,783            989          1989             1996
  Los Padres..........................       4,579      26,695      31,274          1,188          1988             1997
  Marina Lakes........................       5,952      34,574      40,526          1,702          1991             1997
  Redwood Shores......................       5,608      33,910      39,518          1,992          1986             1996
  Reflections.........................       7,820      45,799      53,619          2,351          1988             1997
  Sundance at Vallejo Ranch...........       2,633      16,592      19,225          1,217          1986             1996
  Treat Commons.......................       5,788      33,770      39,558          2,694          1988             1995
Seattle, Washington:
  Archstone Inglewood Hill............       2,463       8,552      11,015            (c)           (c)             1997
  Archstone Northcreek................       5,750      15,970      21,720            (c)           (c)             1998
  Cambrian, The.......................       6,231      36,503      42,734          1,556          1991             1997
  Canyon Creek........................       5,250      19,656      24,906          1,169          1997             1997
  Canyon Pointe.......................       3,121      18,505      21,626            307          1990             1997
  Fairwood Landing....................       1,223       7,887       9,110            421          1982             1996
  Forestview..........................       1,681      13,840      15,521            171          1998             1996
  Harbour Pointe......................       2,027      13,112      15,139            579          1997             1996
  Logan's Ridge.......................       1,950      12,444      14,394          1,187          1987             1995
  Matanza Creek.......................       1,016       6,185       7,201            624          1991             1995
  Millwood Estates....................       1,593      10,185      11,778          1,034          1987             1995
  Newport Crossing....................       1,694      10,243      11,937            553          1990             1997
  Pebble Cove.........................       1,895      15,655      17,550          1,143          1996             1995
  Remington Park......................       2,795      17,666      20,461          1,645          1990             1995
  Stonemeadow Farms...................       4,370      18,068      22,438             90           (c)             1997
  Victorian Village...................       2,705      16,481      19,186            402          1989             1998
  Walden Pond.........................       2,033      12,221      14,254          1,203          1990             1995
  Waterford Place.....................       4,131      24,337      28,468            817          1989             1997
Tampa/St. Petersburg, Florida:
  Archstone Rocky Creek...............         511       4,444       4,955            (c)           (c)             1998
  Camden Downs........................       2,102      11,963      14,065            254          1988             1998
  Cameron Bayshore....................       2,035      11,615      13,650            244          1984             1998
  Cameron Lakes.......................       1,570       8,953      10,523            194          1986             1998
  Cameron Palm Harbor.................       1,293       7,441       8,734            158          1988             1998
  Country Place Village I.............         777       4,431       5,208             93          1982             1998
  Country Place Village II............         805       4,663       5,468             98          1983             1998
  Foxbridge on the Bay................       1,988      11,355      13,343            245          1986             1998

                                                                    SCHEDULE III

                                                                Initial Cost to Archstone
                                                                --------------------------      Costs
                                                                                               Capitalized
                                                     Encum-                   Buildings &     Subsequent to
                                          Units      brances      Land        Improvements     Acquisition
                                      ----------------------------------------------------------------------
Apartment Communities:
Tucson, Arizona:
  Tierra Antigua......................       147     $      -    $    992      $    3,967     $      769
  Villa Caprice.......................       268            -       1,279           7,248            630
Ventura County, California:
  Le Club.............................       370       21,700       4,958          28,097          1,769
  Pelican Point.......................       400            -       4,365          24,735          1,835
Washington, D.C.
  Archstone Governor's Green..........       338            -       1,836          10,402          3,383
  Bellemeade Farms....................       316            -       3,250          18,416             43
  Camden at Kendall Ridge.............       184            -       2,089          11,838             43
  Cameron at Milestone................       444            -       5,633          31,920             84
  Cameron at Saybrooke................       252            -       3,210          18,190             12
  Oaks at Fair Lakes..................       282       15,477       3,687          20,893              5
  Sheffield Forest....................       256            -       2,482          14,063             39
  West Springfield Terrace............       244            -       2,918          16,537            117
                                      ---------------------------------------------------------------------
Total Apartment Communities
   Operating and Under Construction...    81,461      676,613     701,705       2,888,861      1,138,375
                                      ---------------------------------------------------------------------
Development Communities in
   Planning and Owned.................     3,398            -      52,011           8,312          9,387
                                      ---------------------------------------------------------------------
Other Land Held.......................         -            -      39,054               -          9,226
                                      ---------------------------------------------------------------------
Other Real Estate Assets..............         -            -      12,861           1,935          8,074
                                      ---------------------------------------------------------------------
Total Real Estate Assets..............    84,859     $676,613    $805,631      $2,899,108     $1,165,062
                                      =====================================================================

                                          Gross Amount at Which Carried at
                                                 December 31, 1998
                                         ---------------------------------                         Con-
                                                    Buildings &                 Accumulated      struction        Year
                                           Land     Improvements    Totals      Depreciation       Year         Acquired
                                         -----------------------------------------------------------------------------------
Apartment Communities:
Tucson, Arizona:
  Tierra Antigua......................   $    992   $    4,736     $    5,728       $  991           1979        1992
  Villa Caprice.......................      1,279        7,878          9,157        1,090           1972        1993
Ventura County, California:
  Le Club.............................      4,958       29,866         34,824        1,252           1987        1997
  Pelican Point.......................      4,365       26,570         30,935        1,047           1985        1997
Washington, D.C.
  Archstone Governor's Green..........      1,836       13,785         15,621          (c)            (c)        1998
  Bellemeade Farms....................      3,250       18,459         21,709          165           1988        1998
  Camden at Kendall Ridge.............      2,089       11,881         13,970          256           1990        1998
  Cameron at Milestone................      5,633       32,004         37,637          836           1997        1998
  Cameron at Saybrooke................      3,210       18,202         21,412          387           1990        1998
  Oaks at Fair Lakes..................      3,687       20,898         24,585            -           1988        1998
  Sheffield Forest....................      2,482       14,102         16,584          301           1987        1998
  West Springfield Terrace............      2,918       16,654         19,572          355           1978        1998
                                       ------------------------------------------------------
Total Apartment Communities
   Operating and Under Construction...    701,705    4,027,236      4,728,941         201,753
                                       ------------------------------------------------------
Development Communities in
   Planning and Owned.................     52,011       17,699         69,710               -
                                       ------------------------------------------------------
Other Land Held.......................     39,054        9,226         48,280               -
                                       ------------------------------------------------------
Other Real Estate Assets..............     12,861       10,009         22,870           4,042
                                       ------------------------------------------------------
Total Real Estate Assets..............   $805,631   $4,064,170     $4,869,801       $ 205,795
                                       ======================================================

(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c)  As of 12/31/98, community was under construction.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (208 units) was acquired in 1993 and Phase II (208) was developed in 1996.
(h) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(i) Phase I (84 units) was developed in 1970 and Phase II (100 units) was developed in 1978.
(j) Represents properties owned by third party developers that are subject to presale agreements to Archstone to acquire such properties. Archstone's investment as of December 31, 1998 represents development loans make by Archstone to such developers.
(k) Phase I & II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(l) Phase I (192 units) was acquired in 1995 and Phase II (32 units) was developed in 1997.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                                               Year Ended December 31,
                                                            -----------------------------------------------------------
                    Carrying Amounts                                1998                 1997                 1996
                    ----------------                        -----------------    -----------------    -----------------
Balance at January 1.....................................          $2,604,919           $2,153,363           $1,855,866
                                                            -----------------    -----------------    -----------------
Apartment Communities:
  Real estate assets acquired in the Atlantic Merger.....           1,823,727                    -                    -
  Acquisition-related expenditures.......................             285,806              391,234              386,852
  Redevelopment expenditures.............................              57,171               43,187               21,663
  Recurring capital expenditures.........................               9,464                8,762                7,992
  Development expenditures, excluding land acquisitions..             378,161              205,619              187,396
  Acquisition and improvement of land for development....              67,248               75,196               76,301
  Dispositions...........................................            (344,336)            (268,210)            (269,693)
  Provision for possible loss on investments.............                   -               (2,800)                   -
                                                            -----------------    -----------------    -----------------
Net apartment community activity.........................           2,277,241              452,988              410,511
                                                            -----------------    -----------------    -----------------

Other:
  Homestead development expenditures, including land
     Acquisitions........................................                   -                    -               54,883
  Contribution of assets.................................                   -                    -             (161,370)
  Dispositions...........................................              (9,959)              (1,232)              (6,527)
  Provision for possible loss on investments.............              (2,400)                (200)                   -
                                                            -----------------    -----------------    -----------------
Net other activity.......................................             (12,359)              (1,432)            (113,014)
                                                            -----------------    -----------------    -----------------
Balance at December 31...................................          $4,869,801           $2,604,919           $2,153,363
                                                            =================    =================    =================
                                                                                        December 31,
                                                             ---------------------------------------------------------------
                Accumulated Depreciation                             1998                  1997                   1996
                ------------------------                     -----------------     ------------------     ------------------
Balance at January 1.....................................             $129,718               $ 97,574               $ 81,979
Depreciation for the year................................               96,337                 52,893                 44,887
Accumulated depreciation on real estate dispositions.....              (20,260)               (20,749)               (22,653)
Contribution of assets...................................                    -                      -                 (6,639)
                                                             -----------------     ------------------     ------------------
Balance at December 31...................................             $205,795               $129,718               $ 97,574
                                                             =================     ==================     ==================

                               Power of Attorney


  KNOW ALL MEN BY THESE PRESENTS, that each of Archstone Communities Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Archstone Communities Trust, hereby constitutes and appoints, R. Scot Sellers, Patrick R. Whelan, Charles E. Mueller, Jr., William Kell, Ash K. Atwood, Jeffrey A. Klopf, and Edward J. Schneidman its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                          Archstone Communities Trust
                                   Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ARCHSTONE COMMUNITIES TRUST

                                      By:  /s/  R. SCOT SELLERS
                                         -------------------------------------
                                                   R. Scot Sellers
                                         Chairman and Chief Executive Officer


Date: March 15, 1999

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

             Signature                                         Title                                     Date
             ---------                                         -----                                     ----
/s/  R. SCOT SELLERS                      Chairman, Chief Executive Officer                         March 15, 1999
-----------------------------------
     R. Scot Sellers

/s/  CHARLES E. MUELLER, JR.              Chief Financial Officer and Senior                        March 15, 1999
-----------------------------------       Vice President
      Charles E. Mueller, Jr.

/s/  WILLIAM KELL                         Controller and Senior Vice President                      March 15, 1999
-----------------------------------
      William Kell

/s/  JAMES A. CARDWELL                    Trustee                                                   March 15, 1999
-----------------------------------
     James A. Cardwell

/s/  NED S. HOLMES                        Trustee                                                   March 15, 1999
-----------------------------------
      Ned S. Holmes

/s/  JOHN T. KELLEY III                   Trustee                                                   March 15, 1999
-----------------------------------
      John T. Kelley III

/s/  CALVIN K. KESSLER                    Trustee                                                   March 15, 1999
-----------------------------------
      Calvin K. Kessler

/s/  CONSTANCE B. MOORE                   Trustee                                                   March 15, 1999
-----------------------------------
      Constance B. Moore

/s/  JAMES H. POLK III                    Trustee                                                   March 15, 1999
-----------------------------------
      James H. Polk III

/s/  JOHN M. RICHMAN                      Trustee                                                   March 15, 1999
-----------------------------------
      John M. Richman

/s/  JOHN C. SCHWEITZER                   Trustee                                                   March 15, 1999
-----------------------------------
      John C. Schweitzer

                               Index to Exhibits

  Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

 Number                                               Description
---------                                            -------------
      3.1  Amended and Restated Declaration of Trust of Archstone (incorporated by reference to Exhibit 4.1 to Archstone's Current Report on Form 8-K dated July 7, 1998)
      3.2  Amended and Restated Bylaws of Archstone (incorporated by reference to Exhibit 4.2 to Archstone's
           Current Report on Form 8-K dated July 7, 1998)
      4.1  Indenture, dated as of February 1, 1994, between Archstone and Morgan Guaranty Trust Company of
           New York, as Trustee relating to Archstone's unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to Archstone's Annual Report on Form 10-K for the year ended December
           31, 1993)
      4.2  First Supplemental Indenture, dated as of February 2, 1994, among Archstone, Morgan Guaranty
           Trust Company of New York and State Street Bank and Trust Company, as successor Trustee
           (incorporated by reference to Exhibit 4.3 to Archstone's Annual Report on Form 8-K dated July 19,
           1994)
      4.3  Rights Agreement, dated as of July 21, 1994, between Archstone and Chemical Bank, including Form of Rights Certificate (incorporated by reference to Exhibit 4.2 to Archstone's Current Report on
           Form 8-K dated July 19, 1994)
      4.4  First Amendment, dated as of February 8, 1995, to the Rights Agreement (incorporated by reference to Exhibit 4.13 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1994)
     10.1  1987 Share Option Plan for Outside Trustees, as amended (incorporated by reference to Exhibit
           10.1 to Annual Report on Form 10-K for the year ended December 31, 1995)
     10.2  1996 Share Option Plan for Outside Trustees
     10.3  Amendment to the 1996 Share Option Plan for Outside Trustees (incorporated by reference to
           Exhibit 4.6 to Archstone's Registration Statement on Form S-8 (File No. 333-60815))
     10.4  Archstone 1997 Long-Term Incentive Plan (incorporated by reference to Annex II to Security
           Capital Group`s Registration Statement on Form S-11 (File No. 333-26267))
     10.5  First Amendment to Archstone 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit
           4.6 to Archstone's Registration Statement on Form S-8 (File No. 333-60847))
     10.6  Form of Indemnification Agreement entered into between Archstone and each of its officers and
           Trustees (incorporated by reference to Exhibit 10.5 to Archstone's Registration Statement No.
           333-43201))
     10.7  Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between Archstone and Security Capital Group (incorporated by reference to Exhibit 10.2 to Security Capital Group's
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)
     10.8  Amendment No. 1 to Third Amended and Restated Investor Agreement (incorporated by reference to
           Exhibit 10.1 to Archstone's Current Report on Form 8-K dated July 7, 1998)
     10.9  Amended and Restated Credit Agreement, dated as of July 7, 1998, among Archstone, Chase Bank of
           Texas, National Association, Morgan Guaranty Trust company of New York, and Wells Fargo National
           Association, as co-agents, and the lenders named therein (incorporated by reference to Exhibit
           10.1 to Archstone's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
    10.10  Master Credit Facility Agreement, dated as of  December 1, 1998, by and among Archstone and ASN
           Multifamily Limited Partnership and Berkshire Mortgage Finance Limited Partnership
    10.11  Amended and Restated Promissory Note, dated as of May 28, 1996, by Homestead Village Incorporated in favor of Archstone (incorporated by reference to Exhibit 4.3 to Homestead's Registration
           Statement  on Form S-4 (File No. 333-4455)

                         Index to Exhibits  (Concluded)

 Number                                             Description
---------                                         ---------------
    10.12  Amended and Restated Promissory Note, dated as of May 28, 1996, by PTR Homestead Village Limited
           Partnership in favor of Archstone (incorporated by reference to Exhibit 4.4 to Homestead's
           Registration Statement on Form S-4 (File No.  333-4455)
    10.13  Protection of Business Agreement, dated as of October 17, 1996, among Security Capital Atlantic
           Incorporated, PTR, Security Capital Group and Homestead (incorporated by Reference to Exhibit
           10.12 to Archstone's Annual Report Form 10-K for the year ended December 31, 1996)
    10.14  Investor and Registration Rights Agreement, dated as of October 17, 1996, between Homestead and
           Archstone (incorporated by reference to Exhibit 10.13 to Archstone's Annual Report on Form 10-K
           for the year ended December 31, 1996)
    10.15  Administrative Services Agreement, dated as of September 9, 1997, between Archstone and Security
           Capital Group (incorporated by reference to Exhibit 10.5 to Security Capital Group's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1997)
    10.16  Archstone 1998 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone's Form S-3 Registration Statement No. 333-44639)
     12.1  Computation of Ratio of Earnings to Fixed Charges
     12.2  Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
       21  Subsidiaries of Archstone
       22  Consent of KPMG LLP
       23  Power of Attorney (included at page 72)
       27  Financial Data Schedule
     99.1  Current Development Activity
     99.2  Long-Term Unsecured Debt
     99.3  Mortgages Payable