Form 10-Q
period 1999-03-31
ARCHSTONE COMMUNITIES TRUST/
filed 1999-05-17
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________ .

                        Commission File Number 1-10272

                          ARCHSTONE COMMUNITIES TRUST
            (Exact name of registrant as specified in its charter)

           Maryland                                             74-6056896
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)


     7670 South Chester Street                                     80012
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


                             Yes       X       No   ________
                                    --------

  At May 10, 1999, there were approximately 138,990,000 of the Registrant's common shares outstanding.

                          Archstone Communities Trust

                                     Index

                                                                                                                  Page
                                                                                                                 Number
                                                                                                               ----------
PART I.           Condensed Financial Information

  Item 1.         Financial Statements
                  Condensed Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998...........             3
                  Condensed Statements of Earnings - Three months ended March 31, 1999 and 1998
                    (unaudited).........................................................................             4
                  Condensed Statement of Shareholders' Equity - Three months ended March 31, 1999
                    (unaudited).........................................................................             5
                  Condensed Statements of Cash Flows - Three months ended March 31, 1999 and 1998
                    (unaudited).........................................................................             6
                  Notes to Condensed Financial Statements (unaudited)...................................             7
                  Independent Accountants' Review Report................................................            13

  Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.........................................................................            14

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk............................            20

PART II.          Other Information

  Item 6.         Exhibits and Reports on Form 8-K......................................................            21

                          Archstone Communities Trust

                           Condensed Balance Sheets

                       (In thousands, except share data)

                                                                                             March 31,      December 31,
                                      ASSETS                                                   1999            1998
                                      ------                                                -----------     ------------
                                                                                            (unaudited)
Real estate........................................................................          $4,993,234        $4,869,801
Less accumulated depreciation......................................................             231,107           205,795
                                                                                             ----------        ----------
                                                                                              4,762,127         4,664,006
Mortgage notes receivable, net.....................................................             211,101           211,967
                                                                                             ----------        ----------
       Net investments.............................................................           4,973,228         4,875,973
Cash and cash equivalents..........................................................              29,489            10,119
Restricted cash in tax-deferred exchange escrow....................................                  50            90,874
Other assets.......................................................................              80,854            82,932
                                                                                             ----------        ----------
         Total assets..............................................................          $5,083,621        $5,059,898
                                                                                             ==========        ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
    Unsecured credit facilities....................................................          $  387,843        $  264,651
    Long-Term Unsecured Debt.......................................................           1,231,089         1,231,167
    Mortgages payable..............................................................             712,327           676,613
    Distributions payable..........................................................                   -            53,364
    Accounts payable...............................................................              46,427            55,649
    Accrued expenses...............................................................              65,109            83,114
    Other liabilities..............................................................              41,761            45,556
                                                                                             ----------        ----------
        Total liabilities..........................................................           2,484,556         2,410,114
                                                                                             ----------        ----------

Minority interest..................................................................              20,319            21,459
                                                                                             ----------        ----------

Shareholders' equity:
    Series A Convertible Preferred Shares (4,493,715 shares in 1999 and
      4,700,615 in 1998; stated liquidation preference of $25 per share)...........             112,343           117,515
    Series B Preferred Shares (4,200,000 shares; stated liquidation  preference of
      $25 per share)...............................................................             105,000           105,000
    Series C Preferred Shares (2,000,000 shares; stated liquidation preference of
      $25 per share)...............................................................              50,000            50,000
    Common Shares (138,987,595 shares in 1999 and 143,313,015 in 1998).............             138,988           143,313
    Additional paid-in capital.....................................................           2,295,798         2,376,514
    Employee share purchase notes..................................................             (23,486)          (26,275)
    Distributions in excess of net earnings........................................             (99,897)         (137,742)
                                                                                             ----------        ----------
         Total shareholders' equity................................................           2,578,746         2,628,325
                                                                                             ----------        ----------
         Total liabilities and shareholders' equity................................          $5,083,621        $5,059,898
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

                          Archstone Communities Trust

                       Condensed Statements of Earnings

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                        -----------------------------------
                                                                             1999                 1998
                                                                        --------------       --------------
Revenues:
   Rental revenues.....................................................       $153,254              $88,553
   Other income........................................................          8,133                7,058
                                                                              --------              -------
                                                                               161,387               95,611
                                                                              --------              -------
Expenses:
   Rental expenses.....................................................         39,689               23,400
   Real estate taxes...................................................         14,052                8,021
   Depreciation on real estate investments.............................         32,797               16,258
   Interest............................................................         27,018               15,623
   General and administrative..........................................          5,332                2,821
   Other...............................................................          3,169                  189
                                                                              --------              -------
                                                                               122,057               66,312
                                                                              --------              -------
Earnings from operations...............................................         39,330               29,299
   Gains on dispositions of depreciated real estate, net...............          5,319               15,484
                                                                              --------             --------
Earnings before extraordinary item.....................................         44,649               44,783
   Less:  extraordinary item - loss on early extinguishment of debt....          1,113                    -
                                                                              --------              -------
Net earnings...........................................................         43,536               44,783
   Less:  Preferred Share dividends....................................          5,691                4,712
                                                                              --------              -------
Net earnings attributable to Common Shares - Basic.....................       $ 37,845              $40,071
                                                                              ========              =======

Weighted average Common Shares outstanding - Basic.....................        141,295               92,783
                                                                              --------              -------
Weighted average Common Shares outstanding - Diluted...................        141,300               99,970
                                                                              --------              -------

Earnings before extraordinary item per Common Share:
   Basic...............................................................       $   0.28              $  0.43
                                                                              ========              =======
   Diluted.............................................................       $   0.28              $  0.42
                                                                              ========              =======
Net earnings per Common Share:
   Basic...............................................................       $   0.27              $  0.43
                                                                              ========              =======
   Diluted.............................................................       $   0.27              $  0.42
                                                                              ========              =======
Distributions paid per Common Share....................................       $   0.37              $  0.34
                                                                              ========              =======



     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                  Condensed Statement of Shareholders' Equity

                       Three Months Ended March 31, 1999

                                (In thousands)
                                  (Unaudited)

                                             Series A
                                            Convertible        Series B       Series C
                                             Preferred        Preferred       Preferred
                                             Shares at        Shares at       Shares at
                                             aggregate        aggregate       aggregate                          Additional
                                            liquidation      liquidation     liquidation      Common Shares       paid-in
                                             preference       preference      preference      at par value        capital
                                            -----------      -----------     -----------      ------------       ----------
Balances at December 31, 1998.........         $117,515         $105,000         $50,000         $143,313        $2,376,514
 Comprehensive income:
   Net earnings.......................                -                -               -                -                 -
   Preferred Share dividends paid.....                -                -               -                -                 -
 Comprehensive income attributable                    -                -               -                -                 -
    to Common Shares..................

 Repurchase of shares, net of expenses             (750)               -               -           (4,452)          (82,994)
Other, net............................           (4,422)               -               -              127             2,278
                                            ------------     -----------     -----------      -----------        ----------

Balances at March 31, 1999............         $112,343         $105,000         $50,000         $138,988        $2,295,798
                                            ===========      ===========     ===========      ===========        ==========


                                               Employee
                                                share           Distributions
                                               purchase          in excess of
                                                 notes          net earnings      Total
                                               --------         ------------   ----------
Balances at December 31, 1998.........         $(26,275)        $(137,742)     $2,628,325
 Comprehensive income:
   Net earnings.......................                -            43,536          43,536
   Preferred Share dividends paid.....                -            (5,691)         (5,691)
                                                                               ----------
 Comprehensive income attributable
    to Common Shares..................                -                 -          37,845
                                                                               ----------
 Repurchase of shares, net of expenses                -                 -         (88,196)
Other, net............................            2,789                 -             772
                                               --------         ------------   ----------

Balances at March 31, 1999............         $(23,486)        $ (99,897)     $2,578,746
                                               ========         ============   ==========




    The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                     ------------------------------------------
                                                                                           1999                      1998
                                                                                     ----------------       -------------------
Operating activities:
  Net earnings....................................................................          $  43,536                 $  44,783
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization.................................................             32,830                    16,674
    Gains on dispositions of depreciated real estate, net.........................             (5,319)                  (15,484)
    Provision for possible loss on investments....................................              2,000                         -
  Change in accounts payable......................................................               (998)                   (3,242)
  Change in accrued expenses and other liabilities................................            (22,936)                   (5,430)
  Change in other assets..........................................................              2,896                    (2,767)
                                                                                     ----------------       -------------------
    Net cash flow provided by operating activities................................             52,009                    34,534
                                                                                     ----------------       -------------------
Investing activities:
  Real estate investments.........................................................           (236,921)                 (117,613)
  Proceeds from dispositions, net of closing costs................................            110,502                    99,538
  Change in tax-deferred exchange escrow..........................................             90,824                   (15,287)
  Funding of convertible mortgage notes receivable................................                  -                    (4,000)
   Other, net.....................................................................              1,491                     1,135
                                                                                     ----------------       -------------------
    Net cash flow used in investing activities....................................            (34,104)                  (36,227)
                                                                                     ----------------       -------------------
Financing activities:
  Proceeds from Long-Term Unsecured Debt..........................................                  -                   125,000
  Proceeds from Fannie Mae secured debt...........................................             36,206                         -
  Debt issuance costs incurred....................................................             (1,852)                   (6,589)
  Principal prepayment of mortgages payable.......................................             (7,871)                  (11,100)
  Regularly scheduled principal payments on mortgages payable.....................             (1,733)                     (840)
  Proceeds from unsecured credit facilities.......................................            432,988                   192,094
  Principal payments on unsecured credit facilities...............................           (309,796)                 (260,353)
  Repurchase of Common Shares.....................................................            (88,196)                        -
  Cash distributions paid on Common Shares........................................            (53,364)                  (31,495)
  Cash dividends paid on Preferred Shares.........................................             (5,691)                   (4,712)
  Other, net......................................................................                774                        71
                                                                                     ----------------       -------------------
    Net cash flow provided by financing activities................................              1,465                     2,076
                                                                                     ----------------       -------------------
Net change in cash and cash equivalents...........................................             19,370                       383
Cash and cash equivalents at beginning of period..................................             10,119                     4,927
                                                                                     ----------------       -------------------
Cash and cash equivalents at end of period........................................          $  29,489                 $   5,310
                                                                                     ================       ===================

Significant non-cash investing and financing activities:
   Assumption of mortgages payable upon purchase of apartment communities.........          $   9,411                 $   8,153
   Series A Convertible Preferred Shares converted to Common Shares...............          $   4,422                 $   6,947

    The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                    Notes to Condensed Financial Statements

                            March 31, 1999 and 1998
                                  (Unaudited)


(1) General

  In July 1998, Security Capital Pacific Trust consummated a merger with Security Capital Atlantic Incorporated (the "Atlantic Merger") to form the company now known as Archstone Communities Trust. The transaction was accounted for as a purchase and therefore, the financial information as of and for the periods prior to the merger date reflects only the balances and activity of Security Capital Pacific Trust.

  The condensed financial statements of Archstone are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone's 1998 Annual Report on Form 10-K ("1998 Form 10-K").

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

  The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Archstone uses the equity method to account for its investments when it does not control, but has the ability to exercise significant influence over, the operating and financial policies of the investee. For an investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

  The preparation of these financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

 Reclassifications

  Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

 Administrative Services Agreement

  Archstone paid $1.8 million and $1.2 million to an affiliate for services purchased under an administrative services agreement during the three months ended March 31, 1999 and 1998, respectively.

                          Archstone Communities Trust

Per Share Data

  Following is a reconciliation of the components used to compute basic and diluted net earnings per share ("EPS"), for the periods indicated (in thousands):

                                                                                             Three Months Ended March 31,
                                                                                 -------------------------------------------------
                                                                                          1999                      1998
                                                                                 ----------------------     ----------------------


Reconciliation of numerator between basic and diluted net earnings per Common
 Share/(1)/ :
Net earnings attributable to Common Shares - Basic...........................            $       37,845            $        40,071
   Dividends on Series A Preferred Shares....................................                         -                      2,370
                                                                                 ----------------------     ----------------------
Net earnings attributable to Common Shares - Diluted.........................            $       37,845            $        42,441
                                                                                 ======================     ======================

Reconciliation of denominator between basic and diluted net earnings per Common Share/(1)/:

Weighted average number of Common Shares outstanding - Basic.................                   141,295                     92,783
   Assumed conversion of Series A Preferred Shares into Common Shares........                         -                      7,056
   Incremental options outstanding...........................................                         5                        131
                                                                                 ----------------------     ----------------------
Weighted average number of Common Shares outstanding - Diluted...............                   141,300                     99,970
                                                                                 ======================     ======================

/(1)/ Excludes the impact of potentially dilutive equity securities during the period in which they are anti-dilutive.


(2)   Real Estate

      Investments in Real Estate

      Equity investments in real estate, at cost, were as follows
 (dollar amounts in thousands):

                                                                      March 31, 1999                     December 31, 1998
                                                            ---------------------------------   ---------------------------------
                                                               Investment           Units          Investment           Units
                                                            ---------------   ---------------   ---------------   ---------------
Apartment Communities:
  Operating communities.................................       $  4,110,464         68,945         $  4,027,044         69,341
  Communities under construction/(1)/...................            644,954         10,196              701,897         12,120
  Development communities In Planning/(1)// (2)/:
     Owned..............................................             69,306          2,944               69,710          3,398
     Under Control /(3)/................................                  -          3,725                    -          3,772
                                                            ---------------   ---------------   ---------------   ---------------
    Total development communities In Planning.........               69,306          6,669               69,710          7,170
                                                            ---------------   ---------------   ---------------   ---------------
       Total apartment communities......................          4,824,724         85,810            4,798,651         88,631
                                                            ---------------   ===============   ---------------   ===============
Other real estate assets................................            168,510                              71,150
                                                            ---------------                     ---------------
       Total real estate................................       $  4,993,234                        $  4,869,801
                                                            ===============                     ===============

(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(3) Archstone's investment as of March 31, 1999 and December 31, 1998 for developments Under Control was $5.7 million and $4.8 million, respectively, and is reflected in the ''Other assets'' caption of Archstone's Balance Sheets.

                          Archstone Communities Trust

     The change in investments in real estate, at cost, consisted of the following (in thousands):

            Balance at January 1, 1999....................................................      $   4,869,801
             Apartment communities:
                 Acquisition-related expenditures.........................................             90,063
                 Redevelopment expenditures...............................................             11,897
                 Recurring capital expenditures...........................................              1,845
                 Development expenditures, excluding land acquisitions....................             92,986
                 Acquisition and improvement of land for development......................              8,517
                 Dispositions.............................................................           (111,368)
                 Provision for possible loss on investments...............................               (450)
                                                                                                -------------
                Net apartment community activity..........................................          4,963,291
            Other:
                 Change in other real estate assets.......................................             32,424
                 Provision for possible loss on investments...............................             (1,550)
             Dispositions.................................................................               (931)
                                                                                                -------------
                  Other, net..............................................................             29,943
                                                                                                -------------
          Balance at March 31, 1999.......................................................      $   4,993,234
                                                                                                =============

     At March 31, 1999, Archstone had unfunded apartment construction, redevelopment and operating community acquisition commitments aggregating approximately $330.8 million.

     Archstone had 13 apartment communities and certain other real estate assets under contract for sale with an aggregate carrying value of $133.2 million as of March 31, 1999. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at March 31, 1999 were $878,000 and $739,000 for the three months ended March 31, 1999 and 1998, respectively.

     During the three months ended March 31, 1999, Archstone concluded that the full recovery of certain real estate assets was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce these assets to their estimated net realizable value.


(3)  Borrowings

  Unsecured Credit Facilities

     Archstone has a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase"). The $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at Archstone's option, LIBOR (4.96% at March 31, 1999) plus 0.65%. Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment.

     The following table summarizes Archstone's line of credit borrowings (dollars in thousands):

                                                                           Three Months Ended         Year Ended
                                                                             March 31, 1999        December 31, 1998
                                                                           ------------------      -----------------
Total line of credit.................................................      $          750,000      $         750,000
Borrowings outstanding at end of period..............................      $          372,000      $         234,000
Weighted average daily borrowings....................................      $          288,644      $         340,658
Weighted average daily nominal interest rate.........................                     5.8%                   6.3%
Weighted average daily effective interest rate.......................                     6.3%                   6.8%
Weighted average nominal interest rate at end of period..............                     5.6%                   6.2%

                          Archstone Communities Trust

     On April 13, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $100 million, relating to a portion of the outstanding balance on its $750 million unsecured line of credit. The $100 million swap effectively provides for a fixed nominal interest rate of 5.05% through April 13, 2000, at which time the agreement terminates.

     Archstone's $100 million short-term, unsecured borrowing agreement with Chase bears interest at an overnight rate that ranged from 5.62% to 6.25% during the three months ended March 31, 1999. At March 31, 1999, there was $15.8 million outstanding under this agreement.

     Long-Term Unsecured Debt

     As of March 31, 1999, Archstone had $1.2 billion of long-term unsecured senior notes ("Long-Term Unsecured Debt") issued and outstanding. Archstone's Long-Term Unsecured Debt generally features semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. As of March 31, 1999, the $1.2 billion of aggregate Long-Term Unsecured Debt outstanding had a weighted average coupon rate of 7.3%, a weighted average effective interest rate (including offering discounts and issuance costs) of 7.5% and a weighted average remaining life to maturity of 8.4 years.

  Mortgages Payable


     Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity. A summary of all mortgages payable outstanding at March 31, 1999 follows (amounts in thousands):

                                                    Effective Interest    Principal Balance at    Principal Balance at
               Type of Mortgage                         Rate /(1)/           March 31, 1999        December 31, 1998
-----------------------------------------------     ------------------    --------------------    --------------------
Fannie Mae secured debt(2).....................             6.2%          $            304,656    $            268,450
Conventional fixed rate........................             7.9                        109,535                 108,588
Tax-exempt fixed rate..........................             6.4                         60,734                  61,604
Tax-exempt floating rate.......................             4.0                        208,890                 209,316
Other..........................................             6.3                         28,512                  28,655
                                                    ------------------    --------------------    --------------------
  Total/average mortgage debt..................             5.9%          $            712,327    $            676,613
                                                    ==================    ====================    ====================

(1) Includes the effect of interest rate hedges, credit enhancements, other bond-related costs and loan cost amortization, where applicable, as of March 31, 1999.
(2) Includes: (i) $118.5 million at a floating effective interest rate of 5.9% at March 31, 1999, which is subject to an interest rate cap agreement with an all-in effective interest rate of 6.9%, (ii) $150.0 million subject to an interest rate swap, which effectively provides for a fixed interest rate of 6.3% until maturity, and (iii) $36.2 million at an all-in effective fixed interest rate of 6.7%.

     The change in mortgages payable during the three months ended March 31, 1999 consisted of the following (in thousands):

          Balance at January 1, 1999..........................................     $  676,613
          Mortgage notes issued/assumed.......................................         45,617
          Principal payments, including prepayments and amortization..........         (9,903)
                                                                                   ----------
          Balance at March 31, 1999...........................................     $  712,327
                                                                                   ==========

                          Archstone Communities Trust

  Scheduled Debt Maturities

     Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 1999 are as follows (in thousands):

                                                     Long-Term        Mortgages
                                                  Unsecured Debt       Payable       Total
                                                  --------------     ----------   -----------
1999.........................................     $       30,232     $    9,474   $    39,706
2000.........................................             75,310          7,947        83,257
2001.........................................             70,010         13,902        83,912
2002.........................................             97,810          6,335       104,145
2003.........................................            171,560         26,965       198,525
Thereafter...................................            786,167        647,704     1,433,871
                                                  --------------     -----------  -----------
     Total...................................     $    1,231,089     $  712,327   $ 1,943,416
                                                  ==============     ===========  ===========

     The average annual principal payments due from 2004 to 2018 are $90.2 million per year.

     The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at Archstone's option. Archstone's short-term $100 million unsecured borrowing agreement with Chase matures in July 1999.

  General

     Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all covenants pertaining to its debt instruments at March 31, 1999.

     For the three months ended March 31, 1999 and 1998, the total interest paid in cash on all outstanding debt was $41.3 million and $24.7 million, respectively. Archstone capitalizes interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the three months ended March 31, 1999 and 1998 was $8.8 million and $5.2 million, respectively.

     Amortization of loan costs included in interest expense for the three months ended March 31, 1999 and 1998 was $1.4 million and $859,000, respectively.

(4)  Cash Distributions/Dividends

     Archstone paid the first quarter 1999 distribution of $0.37 per Archstone Common Share of beneficial interest, par value $1.00 per share ("Common Share") on February 26, 1999. On April 21, 1999, the Board declared the second quarter 1999 cash distribution of $0.37 per Common Share, payable on May 28, 1999, to shareholders of record on May 14, 1999. On March 31, 1999 Archstone paid quarterly dividends of $0.4984 per Series A Cumulative Convertible Preferred Share of Beneficial Interest (the "Series A Convertible Preferred Shares"), $0.5625 per Series B Non-Convertible Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series B Preferred Shares") and $0.5391 per Series C Non-Convertible Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series C Preferred Shares"). Collectively, the Series A, B and C Preferred Shares are referred to as the "Preferred Shares".

(5)  Shareholders' Equity

     In February 1999, the Board authorized the repurchase of up to $100 million of Archstone's Common Shares. Through April 16, 1999, Archstone had repurchased
4.6 million of its Common Shares at a weighted average price of $19.58 per share, for a total purchase price of $89.9 million. Apartment community disposition proceeds were used to reduce Archstone's unsecured credit facility balances, providing the capacity to fund the share purchases.

                          Archstone Communities Trust

             Notes to Condensed Financial Statements - (Concluded)


     During the three months ended March 31, 1999, approximately 176,900 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 238,300 Common Shares. This activity is included in "Other, net" in the accompanying Condensed Statement of Shareholders' Equity.

     At March 31, 1999, Security Capital Group Incorporated, Archstone's largest shareholder, owned approximately 39.0% of Archstone's Common Shares outstanding.

(6)  Segment Data

     During 1998, Archstone adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about products and services, geographic areas and major customers.

     Archstone defines each of its apartment communities as individual operating segments. Management has determined that all of its apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. Archstone relies primarily on Net Operating Income, defined as rental revenues less property operating expenses and real estate taxes, ("NOI") generated from its apartment communities for purposes of making decisions about allocating resources and assessing segment performance.

     Following are reconciliations of the reportable segment's: (i) revenues to Archstone's consolidated revenues and (ii) NOI to Archstone's consolidated earnings from operations (in thousands):

                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                        1999              1998
                                                                     ---------         ---------
Reportable apartment community segment revenues................      $ 152,490         $  87,356
Other non-reportable operating segment revenues/(1)/...........          8,897             8,255
                                                                     ---------         ---------
Total segment and consolidated revenues........................      $ 161,387         $  95,611
                                                                     =========         =========

                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                        1999              1998
                                                                     ---------         ---------
Reportable apartment community segment Net Operating Income....      $  98,772         $  56,076
Other non-reportable operating segment Net Operating Income....            741             1,056
                                                                     ---------         ---------
 Total segment Net Operating Income............................         99,513            57,132
                                                                     ---------         ---------

Reconciling items:
 Other income..................................................          8,133             7,058
 Depreciation on real estate investments.......................        (32,797)          (16,258)
 Interest expense..............................................        (27,018)          (15,623)
 General and administrative expenses...........................         (5,332)           (2,821)
 Other expenses................................................         (3,169)             (189)
                                                                     ---------         ---------
Consolidated earnings from operations..........................      $  39,330         $  29,299
                                                                     =========         =========

(1) Includes $5.8 million and $5.5 million of interest income on the convertible mortgage notes receivable for the three months ended March 31, 1999 and 1998, respectively. Also includes revenues generated from the operation or sale of other real estate assets, interest income and other income.

     Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of Archstone's consolidated revenues.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Trustees and Shareholders
of Archstone Communities Trust:



     We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust as of March 31, 1999, the related condensed statements of earnings for the three month periods ended March 31, 1999 and 1998, the condensed statement of shareholders' equity for the three month period ended March 31, 1999 and the condensed statements of cash flows for the three month periods ended March 31, 1999 and 1998. These condensed financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Archstone Communities Trust as of December 31, 1998, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, except as to Note 15, which is as of March 5, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                  KPMG LLP

Chicago, Illinois
April 16, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Archstone's 1998 Form 10-K as well as the financial statements and notes included in Item 1 of this report. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on current expectations and projections about the industry and markets in which Archstone operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Archstone undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See Archstone's 1998 Form 10-K "Item 1. Business" for a discussion of risk factors that could impact Archstone's future financial performance.

Results of Operations

  Three Months Ended March 31, 1999 Compared to March 31, 1998

     Earnings from operations increased $10.0 million during the three months ended March 31, 1999 over the same period in 1998. This increase was offset by:
(i) a $10.1 million decrease in net gains on dispositions of depreciated real estate, (ii) a $1.1 million extraordinary item related to the early extinguishment of certain mortgage debt, and (iii) a $1.0 million increase in Preferred Share dividends, to produce a net decrease in net earnings attributable to Common Shares of $2.2 million.

 Apartment Community Operations

     At March 31, 1999, investments in apartment communities comprised over 99% of Archstone's total real estate portfolio, based on total expected investment. The following table summarizes the NOI generated from Archstone's apartment communities for each period (in thousands, except for percentages):

                                                     Three Months Ended March 31,
                                                   -------------------------------       -------------
                                                       1999               1998              Increase
                                                   ------------       ------------        ------------
Rental revenues...............................     $    152,490       $     87,356                74.6%
Property operating expenses:
  Rental expenses.............................           39,666             23,302                70.2%
  Real estate taxes...........................           14,052              7,978                76.1%
                                                   ------------       ------------        ------------
    Total property operating expenses.........           53,718             31,280                71.7%
                                                   ------------       ------------        ------------
Net Operating Income..........................     $     98,772       $     56,076                76.1%
                                                   ============       ============        ============
Operating margin (NOI/rental revenues)........             64.8%              64.2%                0.6%
                                                   ============       ============        ============

     The increases in rental revenues, property operating expenses and real estate taxes are due primarily to a net increase of 95 operating apartment communities from March 31, 1998 to March 31, 1999 (including those acquired in the Atlantic Merger) and growth in NOI from operating apartment communities. Increased operating efficiencies and Archstone's commitment to customer-focused operations have contributed to the improvement in operating margins.

     Approximately 84.2% and 85.2% of Archstone's operating portfolio was classified as stabilized (meaning that development/redevelopment, new marketing programs and possibly new management have been completed for a sufficient period of time to achieve 93% occupancy at market rents) as of March 31, 1999 and 1998, respectively. The full impact on NOI from Archstone's development activities and, to a lesser extent, acquisition activities, is not reflected until after the communities are stabilized. As buildings are completed and leased, NOI increases until the overall community is producing a stabilized yield, which is generally achieved 18 to 24 months after construction commences. Management believes Archstone's operating results continue to demonstrate that its development activities contribute positively to long-term operating performance.

     Management believes that future property operating results will be positively impacted by Archstone's customer focused operating initiatives and its recently implemented national branding strategy, which was designed to increase customer loyalty and reduce turnover rates through quality service guarantees and other similar initiatives.

  Other Income

     Other income is primarily influenced by interest income on convertible mortgage notes receivable. During the three months ended March 31, 1999 and 1998, Archstone recorded $5.8 million and $5.5 million in interest income, respectively ($5.3 million and $5.1 million, respectively for purposes of calculating funds from operations), from these notes. The increase is a direct result of higher average outstanding note balances during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. See "- Liquidity and Capital Resources-Funding Sources" for a discussion of the future monetization of these notes.

  Depreciation Expense

     The increase in depreciation expense resulted primarily from the increase in the number and cost basis of operating communities, including those acquired in the Atlantic Merger, partially offset by dispositions.

  Interest Expense

     The increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of Archstone's investment activities. These higher borrowing costs were partially offset by the capitalization of interest on apartment development activities. Interest expense will be higher in 1999 as compared to 1998 primarily due to the debt assumed in the Atlantic Merger and the debt issued in 1998 and 1999 to fund Archstone's investment activities.

  General and Administrative Expenses

     The overall increase in general and administrative expenses relates primarily to the incremental costs associated with operating the company after the Atlantic Merger.

  Provision for Possible Loss on Investments

     During the three months ended March 31, 1999, management concluded that the full recovery of certain real estate investments was doubtful. As a result, a provision for possible loss of $2.0 million, which is included in "Other" in the accompanying Condensed Statements of Earnings, was recorded to reduce these assets to their estimated net realizable value.

  Gains on Dispositions of Depreciated Real Estate

     During the three months ended March 31, 1999, Archstone disposed of nine apartment communities and certain other real estate assets, representing gross proceeds of $113.1 million. Archstone disposed of five apartment communities and certain other real estate assets, representing gross proceeds of $101.1 million during the three months ended March 31, 1998. Aggregate net gains of $5.3 million and $15.5 million, were recorded for the three months ended March 31, 1999 and March 31, 1998, respectively.

     As part of its ongoing asset optimization strategy, Archstone had 13 apartment communities and certain other real estate assets under contract for sale with an aggregate carrying value of $133.2 million as of March 31, 1999. Subject to normal closing risks, Archstone expects to complete these and other dispositions during 1999 and use the proceeds to fund future investment opportunities. As part of management's long-term strategy of proactively managing its investments, Archstone will continue to pursue favorable opportunities to dispose of assets that do not meet its long-term investment criteria, and use such proceeds for incremental investments in its specifically targeted markets, including California, Washington, D.C. and Boston, Massachusetts.

  Preferred Share Dividends

     The higher level of Preferred Share dividends is attributable to the assumption of the Series C Preferred Shares in the Atlantic Merger and an increase in the Series A Convertible Preferred Share dividend rate, partially offset by conversions of Series A Convertible Preferred Shares into Common Shares.

Liquidity and Capital Resources

     Archstone has a conservative financial strategy and prudently manages its balance sheet in order to avoid liquidity issues in any given quarter or year. Archstone believes that this approach to proactively managing its financial position will provide a competitive advantage when many of Archstone's competitors do not have access to capital to fund incremental investment opportunities.

     Archstone continues to focus on community dispositions in its non-core markets as a source of funds for incremental strategic investments in its specifically targeted markets, including California, Washington, D.C. and Boston, Massachusetts. In addition, as of May 10, 1999, Archstone also has a total of $471.1 million of undrawn capacity on its existing unsecured credit facilities to fund incremental investment opportunities. Archstone has only $112.3 million of Long-Term Unsecured Debt and mortgages payable with final maturities in 1999 and 2000. Furthermore, as of March 31, 1999, 79% of Archstone's assets were unencumbered by mortgages. As a result of these factors, Archstone believes that its financial and liquidity position are relatively strong and the company is positioned to capitalize on investment opportunities that may arise during the remainder of 1999.

  Operating Activities

     Net cash flow provided by operating activities increased by $17.5 million (50.6%) for the three months ended March 31, 1999 as compared to the same period of 1998. This increase is due primarily to the Atlantic Merger in July 1998, the development of new apartment communities and cash flow growth from existing apartment communities.

  Investing and Financing Activities

     During the three months ended March 31, 1999 and 1998, Archstone invested $236.9 million and $117.6 million, respectively, in real estate investments. The $236.9 million invested in real estate and the repurchase of $88.2 million of Common Shares during the three months ended March 31, 1999 were financed primarily from property dispositions, tax-deferred exchange escrow proceeds, cash flow from operations and additional borrowings. The $117.6 million invested in real estate during the three months ended March 31, 1998 was financed primarily from property dispositions and borrowings under Archstone's unsecured credit facilities. These unsecured credit facilities were partially repaid with proceeds related to the issuance of $125 million of Long-Term Debt in March 1998.

     Other significant financing activities included: (i) the payment of $59.1 million and $36.2 million in Common and Preferred Share distributions for the three months ended March 31, 1999 and 1998, respectively. The increases are primarily attributable to an increase in the overall number of Common Shares outstanding, Series C Preferred Shares assumed in the Atlantic Merger in 1998, and an increase in the cash distributions paid per Common Share; and (ii) the prepayment of mortgages due to community dispositions of $7.9 million and $11.1 million during the three months ended March 31, 1999 and 1998, respectively.

     Archstone's significant non-cash investing and financing activities during the three months ended March 31, 1999 and 1998 included the assumption of mortgage debt and the conversion of Series A Convertible Preferred Shares into Common Shares.

  Scheduled Debt Maturities and Interest Payment Requirements

     In order to reduce refinancing risk, Archstone's long-term debt obligations are carefully structured to create a relatively level principal maturity schedule in an attempt to minimize the requirement for large payments due in any single year. As of March 31, 1999, Archstone has only $35.5 million of long-term debt payments with final maturities due during the remainder of 1999 and only $76.8 million of final maturities during 2000.

     Archstone currently has $850 million in total borrowing capacity under its unsecured credit facilities, with $378.9 million outstanding and an available balance of $471.1 million at May 10, 1999. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had all-in effective interest rates of 6.3%, 7.5% and 5.9%, respectively, as of March 31, 1999.

  Shareholder Dividend/Distribution Requirements

     Archstone paid the first quarter 1999 distribution of $0.37 per Common Share on February 26, 1999. On April 21, 1999 the Board declared a cash distribution of $0.37 per Common Share, payable on May 28, 1999 to shareholders of record on May 14, 1999. On March 31, 1999, Archstone paid quarterly dividends of $0.4984 per Series A Convertible Preferred Share, $0.5625 per Series B Preferred Share and $0.5391 per Series C Preferred Share.

     Based on current distribution levels (excluding the impact of anticipated future increases in Archstone's dividend/distribution levels) and the number of Archstone shares outstanding as of March 31, 1999, the company anticipates that it will pay the following dividends/distributions during the next 12 months (in thousands):

     Common Share distributions.......................................   $ 205,702
     Series A Convertible Preferred Share dividends...................       8,956
     Series B Preferred Share dividends...............................       9,450
     Series C Preferred Share dividends...............................       4,312
                                                                         ---------
     Total dividend/distribution requirements.........................   $ 228,420
                                                                         =========

     Management anticipates that all interest and distribution/dividend requirements can be funded from operating cash flow.

     At March 31, 1999, Security Capital Group Incorporated, Archstone's largest shareholder, owned approximately 39.0% of Archstone's Common Shares outstanding.

  Share Repurchase Program

     In February 1999, the Board authorized the repurchase of up to $100 million of Archstone's Common Shares. Through April 16, 1999, Archstone had repurchased
4.6 million of its Common Shares at a weighted average price of $19.58 per share, for a total purchase price of $89.9 million. Apartment community disposition proceeds were used to reduce Archstone's unsecured credit facilities, providing the capacity to fund the share purchases.

  Planned Investments

     Following is a summary of unfunded planned investments as of March 31, 1999 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that Archstone plans to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone is contractually committed to fund. For community acquisitions under contract, only the transactions with non-refundable earnest money are reflected as "Committed".

                                                                                 Planned Investments
                                                        ---------------   ----------------------------------
                                                             Units         Discretionary        Committed
                                                        ---------------   ---------------    ---------------
Planned operating community improvements.............                 -   $        99,470    $         8,357
Communities under construction.......................            10,196                 -            259,470
Communities In Planning and owned....................             2,944           234,904                  -
Communities In Planning and Under Control............             3,725           411,389                  -
Operating community acquisitions under contract or
   letter of intent..................................             1,052            45,750             62,952
                                                        ---------------   ---------------    ---------------
          Total......................................            17,917   $       791,513    $       330,779
                                                        ===============   ===============    ===============

     Archstone anticipates completion of most of the communities that are currently under construction and the planned operating community improvements in the remainder of 1999 and 2000 and expects to start construction on approximately $200 million, based on total expected investment, of communities that are currently in planning, during the remainder of 1999. Acquisitions of operating communities that are currently under contract or letter of intent are expected to be funded with disposition proceeds during the remainder of 1999. No assurances can be given that communities Archstone does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than Archstone's current estimates.

  Funding Sources

     Archstone expects to finance its investment and operating needs, including those outlined above, primarily with cash flow from operating activities, borrowings under its unsecured credit facilities and disposition proceeds, prior to arranging long-term financing. Archstone routinely uses its unsecured credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. The unsecured credit facilities had $471.1 million in available undrawn capacity as of May 10, 1999.

     Other sources of future liquidity and financial flexibility include:

     (i) Archstone currently has $827.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to its ability to effect offerings on satisfactory terms.

     (ii) Archstone continues to explore the potential monetization of its $221.3 million (face amount at March 31, 1999) investment in its convertible mortgage notes receivable. Management views the future sale or other monetization of these assets as a potential source of funds, although there is presently no established market for these securities.

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

     On April 13, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $100 million, relating to a portion of the outstanding balance on its $750 million unsecured line of credit. The $100 million swap effectively provides for a fixed interest rate of 5.05% through April 13, 2000, at which time the agreement terminates.

     In January 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million, relating to Long-Term Unsecured Debt. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.34%, were effectively converted to a fixed weighted average interest rate of 7.12% through maturity. In January 1999, Archstone also entered into an interest rate swap on $150 million of Fannie Mae secured debt, which effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

     In connection with the closing of the $268.5 million Fannie Mae secured debt agreement in December 1998, Archstone entered into an interest rate cap agreement on December 30, 1998 with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate on the $118.5 million was 5.9% at March 31, 1999.

     At March 31, 1999, Archstone had a net unrealized gain of $5.1 million on its outstanding derivative financial instruments.

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

     In 1997, Archstone began to address the year 2000 issue (that is, the fact that some systems might fail or produce inaccurate results using dates in or around the year 2000). Most of Archstone's key IT systems, including its property management software, have recently been replaced or upgraded and management plans to replace or upgrade the remaining key IT systems during the third quarter of 1999. Management believes, based on statements by vendors and on its own testing, that all of the replacements and upgrades for mission-critical IT systems are year 2000 ready. Management is also continuing to replace or upgrade other non-critical IT systems with year 2000 ready systems to the extent that it is cost-effective to do so.

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

     Archstone has developed and will continue to refine contingency plans to address the risk created by the year 2000 issue. These plans generally include having community management representation available at the communities during the century change to handle year 2000 issues as they arise and using the methods that Archstone's community managers customarily use to address failures by systems and suppliers.

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

  Funds From Operations

     Archstone believes that funds from operations is helpful to the reader as a measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures, to make Common Share and Preferred Share distributions and to fund other cash needs. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash available to shareholders. Cash distributions paid to shareholders are summarized above in "-Shareholder Dividend/Distribution Requirements". Funds from operations were as follows (amounts in thousands):

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                       1999                1998
                                                                                     --------            --------
     Net earnings attributable to Common Shares - Basic...........................   $ 37,845            $ 40,071
     Add (Deduct):
        Depreciation on real estate investments...................................     32,797              16,258
        Provision for possible loss on investments................................      2,000                   -
        Gains on dispositions of investments, net.................................     (5,319)            (15,484)
        Extraordinary item - loss on early extinguishment of debt.................      1,113                   -
        Other, net................................................................        (29)               (432)
                                                                                     --------            --------
     Funds from operations attributable to Common Shares - Basic..................     68,407              40,413
        Series A Convertible Preferred Share dividends............................      2,250               2,370
                                                                                     --------            --------
     Funds from operations attributable to Common Shares - Diluted................   $ 70,657            $ 42,783
                                                                                     ========            ========
     Weighted average Common Shares outstanding - Diluted.........................    148,419              99,970
                                                                                     ========            ========


Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     See Archstone's 1998 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Archstone's interest rate sensitive assets and liabilities. As of March 31, 1999, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Archstone's 1998 Form 10-K, as compared to their respective book values.

                           PART II-OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12.1    -Computation of Earnings to Fixed Charges
          12.2 -Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
          15.1 -Letter from KPMG LLP dated May 14, 1999 regarding unaudited financial information
            27    -Financial Data Schedule
          99.1    -Current Development Activity


     (b)  Reports on Form 8-K:

                 Date            Item Reported       Financial Statements
          ------------------   -----------------   ------------------------
          February 16, 1999     Item 5, Item 7                No

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ARCHSTONE COMMUNITIES TRUST

                                   BY: /s/ CHARLES E. MUELLER, JR.
                                      -----------------------------
                                           Charles E. Mueller, Jr.
                             Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)



                                   By: /s/ WILLIAM KELL
                                      ------------------
                                           William Kell
                                     Senior Vice President and Controller
                                        (Principal Accounting Officer)


Date: May 14, 1999