Form 10-Q
period 1999-06-30
ARCHSTONE COMMUNITIES TRUST/
filed 1999-08-17
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to________.

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

                       Yes  X       No ___
                           ---

  At August 6, 1999, there were approximately 139,500,000 of the Registrant's Common Shares outstanding.

                          Archstone Communities Trust

                                     Index

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
     PART I.      Condensed Financial Information

      Item 1.     Financial Statements
                  Condensed Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998................        3

                  Condensed Statements of Earnings - Six months ended June 30, 1999 and 1998
                    (unaudited).............................................................................        4

                  Condensed Statement of Shareholders' Equity - Six months ended June 30, 1999
                    (unaudited).............................................................................        5

                  Condensed Statements of Cash Flows - Six months ended June 30, 1999 and 1998
                    (unaudited).............................................................................        6

                  Notes to Condensed Financial Statements (unaudited).......................................        7

                  Independent Accountants' Review Report....................................................       14

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..............................................................................       15

      Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................       21

     PART II.     Other Information

      Item 4.     Submission of Matters to a Vote of Security Holders.......................................       22

      Item 6.     Exhibits and Reports on Form 8-K..........................................................       22

                          Archstone Communities Trust

                           Condensed Balance Sheets

                       (In thousands, except share data)

                                                                                            June 30,           December 31,
                                      ASSETS                                                  1999                 1998
                                      ------                                           ----------------     ----------------
                                                                                           (unaudited)
Real estate........................................................................    $      5,133,136     $      4,869,801
Less accumulated depreciation......................................................             257,686              205,795
                                                                                       ----------------     ----------------
                                                                                              4,875,450            4,664,006
Mortgage notes receivable, net.....................................................             211,864              211,967
                                                                                       ----------------     ----------------
     Net investments...............................................................           5,087,314            4,875,973
Cash and cash equivalents..........................................................               5,499               10,119
Restricted cash in tax-deferred exchange escrow....................................              35,501               90,874
Other assets.......................................................................              92,599               82,932
                                                                                       ----------------     ----------------
     Total assets..................................................................    $      5,220,913     $      5,059,898
                                                                                       ================     ================

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Liabilities:
  Unsecured credit facilities......................................................    $        461,725     $        264,651
  Long-Term Unsecured Debt.........................................................           1,291,612            1,231,167
  Mortgages payable................................................................             702,610              676,613
  Distributions payable............................................................                   -               53,364
  Accounts payable.................................................................              51,794               55,649
  Accrued expenses.................................................................              81,605               83,114
  Other liabilities................................................................              38,691               45,556
                                                                                       ----------------     ----------------
     Total liabilities.............................................................           2,628,037            2,410,114
                                                                                       ----------------     ----------------

Minority interest..................................................................              13,307               21,459
                                                                                       ----------------     ----------------

Shareholders' equity:
  Series A Convertible Preferred Shares (4,132,315 shares in 1999 and                           103,308              117,515
     4,700,615 in 1998; stated liquidation preference of $25 per share)............
  Series B Preferred Shares (4,200,000 shares; stated liquidation  preference of                105,000              105,000
     $25 per share)................................................................
  Series C Preferred Shares (2,000,000 shares; stated liquidation preference of                  50,000               50,000
     $25 per share)................................................................
  Common Shares (139,429,414 shares in 1999 and 143,313,015 in 1998)...............             139,429              143,313
  Additional paid-in capital.......................................................           2,303,215            2,376,514
  Employee share purchase notes....................................................             (20,545)             (26,275)
  Distributions in excess of net earnings..........................................            (100,838)            (137,742)
                                                                                       ----------------     ----------------
     Total shareholders' equity....................................................           2,579,569            2,628,325
                                                                                       ----------------     ----------------
     Total liabilities and shareholders' equity....................................    $      5,220,913     $      5,059,898
                                                                                       ================     ================

    The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                       Condensed Statements of Earnings

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                             Three Months Ended         Six Months Ended
                                                                                  June 30,                  June 30,
                                                                           --------------------     ---------------------
                                                                             1999         1998        1999         1998
                                                                           --------     -------     --------     --------
Revenues:
   Rental revenues....................................................     $156,644     $91,552     $309,898     $180,105
   Other income.......................................................        6,673       6,624       14,806       13,682
                                                                           --------     -------     --------     --------
                                                                            163,317      98,176      324,704      193,787
                                                                           --------     -------     --------     --------
Expenses:
   Rental expenses....................................................       40,382      24,123       80,071       47,523
   Real estate taxes..................................................       14,006       7,631       28,058       15,652
   Depreciation on real estate investments............................       31,450      16,115       64,247       32,373
   Interest...........................................................       29,023      16,006       56,041       31,629
   General and administrative.........................................        5,172       3,042       10,504        5,863
   Other..............................................................          869       3,211        4,038        3,400
                                                                           --------     -------     --------     --------
                                                                            120,902      70,128      242,959      136,440
                                                                           --------     -------     --------     --------
Earnings from operations..............................................       42,415      28,048       81,745       57,347
   Gains on dispositions of depreciated real estate, net..............       13,659           -       18,978       15,484
                                                                           --------     -------     --------     --------
Earnings before extraordinary item....................................       56,074      28,048      100,723       72,831
   Less:  extraordinary item - loss on early extinguishment of debt...            -           -        1,113            -
                                                                           --------     -------     --------     --------
Net earnings..........................................................       56,074      28,048       99,610       72,831
   Less:  Preferred Share dividends...................................        5,617       4,757       11,306        9,469
                                                                           --------     -------     --------     --------
Net earnings attributable to Common Shares - Basic....................     $ 50,457     $23,291     $ 88,304     $ 63,362
                                                                           --------     -------     --------     --------

Weighted average Common Shares outstanding - Basic....................      139,046      94,442      140,180       93,617
                                                                           --------    --------     --------     --------
Weighted average Common Shares outstanding - Diluted..................      139,108      94,517      140,207       93,692
                                                                           --------    --------     --------     --------

Earnings before extraordinary item per Common Share:
   Basic and Diluted..................................................     $   0.36    $   0.25     $   0.64     $   0.68
                                                                           ========    ========     ========     ========
Net earnings per Common Share:
   Basic and Diluted..................................................     $   0.36    $   0.25     $   0.63     $   0.68
                                                                           ========    ========     ========     ========

Distributions paid per Common Share...................................     $   0.37    $   0.34     $   0.74     $   0.68
                                                                           ========    ========     ========     ========

     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                  Condensed Statement of Shareholders' Equity

                         Six Months Ended June 30, 1999

                                 (In thousands)
                                  (Unaudited)

                                                Series A
                                              Convertible       Series B        Series C
                                               Preferred       Preferred       Preferred
                                               Shares at       Shares at       Shares at
                                               aggregate       aggregate       aggregate                          Additional
                                              liquidation     liquidation     liquidation      Common Shares       paid-in
                                               preference      preference      preference       at par value       capital
                                        ------------------------------------------------------------------------------------
Balances at December 31, 1998.........         $117,515         $105,000         $50,000         $143,313        $2,376,514
 Comprehensive income:
   Net earnings.......................                -                -               -                -                 -
   Preferred Share dividends paid.....                -                -               -                -                 -
 Comprehensive income attributable                    -                -               -                -                 -
    to Common Shares..................

 Common Share distributions...........                -                -               -                -                 -
 Repurchase of shares, net of expenses             (750)               -               -           (4,745)          (88,870)
Other, net............................          (13,457)               -               -              861            15,571
                                        ---------------         --------         -------         --------        ----------
Balances at June 30, 1999.............         $103,308         $105,000         $50,000         $139,429        $2,303,215
                                        ===============         ========         =======         ========        ==========

                                              Employee
                                                share         Distributions
                                              purchase         in excess of
                                                notes          net earnings     Total
                                          ----------------------------------------------
Balances at December 31, 1998.........        $(26,275)        $(137,742)     $2,628,325
 Comprehensive income:
   Net earnings.......................               -            99,610          99,610
   Preferred Share dividends paid.....               -           (11,306)        (11,306)
                                                                              ----------
 Comprehensive income attributable
    to Common Shares..................               -                 -          88,304
                                                                              ----------
 Common Share distributions...........               -           (51,400)        (51,400)
 Repurchase of shares, net of expenses               -                 -         (94,365)
Other, net............................           5,730                 -           8,705
                                          ------------         ---------      ----------
Balances at June 30, 1999.............        $(20,545)        $(100,838)     $2,579,569
                                          ============         =========      ==========


    The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                     ------------------------------------------
                                                                                           1999                     1998
                                                                                     ----------------          ----------------
Operating activities:
  Net earnings....................................................................          $  99,610                 $  72,831
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization.................................................             64,394                    33,056
    Gains on dispositions of depreciated real estate, net.........................            (18,978)                  (15,484)
    Provision for possible loss on investments....................................              2,000                     3,000
  Change in accounts payable......................................................             (3,623)                   (2,961)
  Change in accrued expenses and other liabilities................................             (9,510)                    3,172
  Change in other assets..........................................................             (8,009)                   (2,153)
                                                                                     ----------------          ----------------
    Net cash flow provided by operating activities................................            125,884                    91,461
                                                                                     ----------------          ----------------
Investing activities:
  Real estate investments.........................................................           (406,247)                 (246,771)
  Proceeds from dispositions, net of closing costs................................            193,322                    99,538
  Change in tax-deferred exchange escrow..........................................             55,373                    (2,362)
  Funding of convertible mortgage notes receivable................................                  -                   (11,895)
  Other, net......................................................................              1,374                     1,186
                                                                                     ----------------          ----------------
    Net cash flow used in investing activities....................................           (156,178)                 (160,304)
                                                                                     ----------------          ----------------
Financing activities:
  Proceeds from Long-Term Unsecured Debt..........................................                  -                   125,000
  Proceeds from Fannie Mae secured debt...........................................             36,206                         -
  Debt issuance costs incurred....................................................             (3,900)                   (6,926)
  Proceeds from bond refinancing..................................................             16,000                         -
  Principal prepayment of mortgages payable.......................................             (7,871)                  (25,876)
  Regularly scheduled principal payments on mortgages payable.....................             (3,095)                   (2,170)
  Proceeds from unsecured credit facilities.......................................            779,475                   401,370
  Principal payments on unsecured credit facilities...............................           (582,401)                 (395,770)
  Proceeds from sale of Common Shares, net........................................                  -                    44,009
  Repurchase of Common Shares.....................................................            (94,365)                        -
  Cash distributions paid on Common Shares........................................           (104,764)                  (63,898)
  Cash dividends paid on Preferred Shares.........................................            (11,306)                   (9,469)
  Other, net......................................................................              1,695                       296
                                                                                     ----------------         -----------------
    Net cash flow provided by financing activities................................             25,674                    66,566
                                                                                     ----------------          ----------------
Net change in cash and cash equivalents...........................................             (4,620)                   (2,277)
Cash and cash equivalents at beginning of period..................................             10,119                     4,927
                                                                                     ----------------          ----------------
Cash and cash equivalents at end of period........................................          $   5,499                 $   2,650
                                                                                     ================          ================

Significant non-cash investing and financing activities:
   Assumption of mortgages payable upon purchase of apartment communities.........          $  45,756                 $  22,676
   Series A Convertible Preferred Shares converted to Common Shares...............          $  13,457                 $   7,980
   Bond refinancing...............................................................          $  44,600                 $       -
   Partnership units exchanged for Common Shares..................................          $   7,012                 $       -
   Change in unrealized holding gain on convertible mortgage notes receivable.....          $       -                 $ (57,024)



     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                    Notes to Condensed Financial Statements

                             June 30, 1999 and 1998
                                  (Unaudited)


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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

  Administrative Services Agreement

     During the six months ended June 30, 1999 and 1998, Archstone paid $3.3 million and $2.3 million ($3.7 million on a combined basis including amounts paid by Security Capital Atlantic Incorporated prior to the Atlantic Merger), respectively, to an affiliate for services purchased under an administrative services agreement.

                          Archstone Communities Trust

Per Share Data

     Following is a reconciliation of the denominator used to compute basic and diluted net earnings per share ("EPS"), for the periods indicated (in thousands). The numerator, net earnings attributable to Common Shares, is the same for both the basic and the diluted calculations.


                                                                      Three Months Ended                   Six Months Ended
                                                                            June 30,                           June 30,
                                                               --------------------------------    --------------------------------
                                                                     1999              1998              1999              1998
                                                               --------------    --------------    --------------    --------------
Weighted average number of Common Shares outstanding -
   Basic....................................................          139,046            94,442           140,180            93,617
     Dilutive impact of outstanding options.................               62                75                27                75
                                                               --------------    --------------    --------------    --------------
Weighted average number of Common Shares outstanding -
   Diluted /(1)/............................................          139,108            94,517           140,207            93,692
                                                               ==============    ==============    ==============    ==============

/(1)/   Excludes the impact of potentially dilutive equity securities during the period in which they are anti-dilutive.


(2) Real Estate

   Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                       June 30, 1999                     December 31, 1998
                                                            ---------------------------------   ---------------------------------
                                                               Investment           Units          Investment           Units
                                                            ---------------   ---------------   ---------------   ---------------
Apartment communities:
  Operating communities.................................         $4,244,907            69,412        $4,027,044            69,341
  Communities under construction/(1)/...................            647,976             9,082           701,897            12,120
  Development communities In Planning/(1)/ /(2)/:
     Owned..............................................             61,313             2,552            69,710             3,398
     Under Control /(3)/................................                  -             3,856                 -             3,772
                                                            ---------------   ---------------   ---------------   ---------------
      Total development communities In Planning.........             61,313             6,408            69,710             7,170
                                                            ---------------   ---------------   ---------------   ---------------
       Total apartment communities......................          4,954,196            84,902         4,798,651            88,631
                                                            ---------------   ===============   ---------------   ===============
Hotel asset.............................................             22,870                              22,870
                                                            ---------------                     ---------------
Other real estate assets................................            156,070                              48,280
                                                            ---------------                     ---------------
       Total real estate................................         $5,133,136                          $4,869,801
                                                            ===============                     ===============

/(1)/ Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.

/(2)/ "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.

/(3)/ Archstone's investment as of June 30, 1999 and December 31, 1998 for developments Under Control was $8.1 million and $4.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.

                          Archstone Communities Trust

  The change in investments in real estate, at cost, consisted of the following (in thousands):

  Balance at January 1, 1999....................................................          $4,869,801
   Apartment communities:
       Acquisition-related expenditures.........................................             160,997
       Redevelopment expenditures...............................................              30,779
       Recurring capital expenditures...........................................               6,009
       Development expenditures, excluding land acquisitions....................             202,240
       Acquisition and improvement of land for development......................               8,290
       Dispositions.............................................................            (185,130)
       Provision for possible loss on investments...............................                (450)
                                                                                    ----------------
          Net apartment community activity......................................           5,092,536
  Other:
       Change in other real estate assets.......................................              43,081
       Provision for possible loss on investments...............................              (1,550)
       Dispositions.............................................................                (931)
                                                                                    ----------------
              Other, net........................................................              40,600
                                                                                    ----------------
Balance at June 30, 1999........................................................          $5,133,136
                                                                                    ================

     At June 30, 1999, Archstone had unfunded apartment construction, redevelopment and operating community acquisition commitments aggregating approximately $361.7 million.

     Archstone had 23 apartment communities and certain other real estate assets under contract for sale or letter of intent with an aggregate carrying value of $284.2 million as of June 30, 1999. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at June 30, 1999 were $8.9 million and $9.4 million for the six months ended June 30, 1999 and 1998, respectively.

     During the three months ended March 31, 1999, Archstone concluded that the full recovery of certain real estate assets was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce these assets to their estimated net realizable value. A similar provision of $3.0 million ($2.3 million of which related to certain mortgage notes receivable secured by other real estate assets) was recorded during the six months ended June 30, 1998.


(3) Borrowings

    Unsecured Credit Facilities

     Archstone has a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase"). The $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at Archstone's option, LIBOR (5.18% at June 30, 1999) plus 0.65%. Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment.

  The following table summarizes Archstone's line of credit borrowings (dollars in thousands):

                                                                             Six Months Ended              Year Ended
                                                                               June 30, 1999            December 31, 1998
                                                                         ----------------------     ----------------------
Total line of credit.................................................             $750,000                   $750,000
Borrowings outstanding at end of period..............................             $445,000                   $234,000
Weighted average daily borrowings....................................             $339,204                   $340,658
Weighted average daily nominal interest rate.........................                  5.7%                       6.3%
Weighted average daily effective interest rate.......................                  6.2%                       6.8%
Weighted average nominal interest rate at end of period..............                  5.8%                       6.2%

                          Archstone Communities Trust

     Archstone's $100 million short-term, unsecured borrowing agreement with Chase bears interest at an overnight rate that ranged from 5.44% to 6.25% during the three months ended June 30, 1999. At June 30, 1999, there was $16.7 million outstanding under this agreement.

     Long-Term Unsecured Debt

     As of June 30, 1999, Archstone had $1.3 billion of long-term unsecured debt outstanding, including $1.2 billion of long-term unsecured senior notes and $60.6 million in unsecured tax-exempt bonds which were issued on June 29, 1999 (collectively, "Long-Term Unsecured Debt"). Archstone's long-term unsecured notes generally feature semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. As of June 30, 1999, the $1.3 billion of aggregate Long-Term Unsecured Debt outstanding had a weighted average fixed coupon rate of 7.2%, a weighted average effective interest rate (including offering discounts and issuance costs) of 7.3% and a weighted average remaining life to maturity of 8.2 years.

    Mortgages Payable
    -----------------

     Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of all mortgages payable outstanding at June 30, 1999 follows (amounts in thousands):

                                                     Effective Interest        Principal Balance at        Principal Balance at
               Type of Mortgage                           Rate /(1)/              June 30, 1999              December 31, 1998
-----------------------------------------------   ---------------------        --------------------        ----------------------
Fannie Mae secured debt/(2)/...................            6.4%                     $304,593                      $268,450
Conventional fixed rate........................            7.9                       109,082                       108,588
Tax-exempt fixed rate..........................            6.4                        60,408                        61,604
Tax-exempt floating rate.......................            4.4                       200,158                       209,316
Other..........................................            6.3                        28,369                        28,655
                                                   ----------------            ------------------            --------------------
  Total/average mortgage debt..................            6.1%                     $702,610                      $676,613
                                                   ================            ==================            =====================

(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of June 30, 1999.
(2) The June 30, 1999 balance includes an additional $36.1 million of debt issued in March 1999 at an effective fixed interest rate of 6.7%.

  The change in mortgages payable during the six months ended June 30, 1999 consisted of the following (in thousands):

          Balance at January 1, 1999.......................................................          $676,613
          Mortgage notes issued/assumed....................................................            81,962
          Bond refinancing.................................................................           (44,600)
          Principal payments, including prepayments and amortization.......................           (11,365)
                                                                                                     --------
          Balance at June 30, 1999.........................................................          $702,610
                                                                                                     ========

 Scheduled Debt Maturities

  Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 1999 are as follows (in thousands):

                                                        Long-Term       Mortgages
                                                      Unsecured Debt     Payable        Total
                                                 -------------------    ---------    ----------
1999.........................................            $   30,155     $  8,027     $   38,182
2000.........................................                75,310        7,797         83,107
2001.........................................                70,010       13,738         83,748
2002.........................................                97,810        6,185        103,995
2003.........................................               171,560       26,815        198,375
Thereafter...................................               846,767      640,048      1,486,815
                                                 ------------------     --------     ----------
Total........................................            $1,291,612     $702,610     $1,994,222
                                                 ==================     ========     ==========

  The average annual principal payments due from 2004 to 2018 are $93.7 million per year.

                         Archstone Communities Trust

  The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at Archstone's option. Archstone's short-term $100 million unsecured borrowing agreement with Chase has no stated maturity.

 Derivative Financial Instruments

  Archstone has limited involvement with derivative financial instruments and does not use them for trading purposes. Archstone occasionally utilizes derivative financial instruments in anticipation of future debt transactions to hedge well-defined interest rate risk or to manage exposure to variable rate debt.

  On April 13, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $100 million, relating to a portion of the outstanding balance on its $750 million unsecured line of credit. The $100 million swap effectively provides for a fixed interest rate of 5.9% through April 13, 2000, at which time the agreement terminates. The effective interest rate on Archstone's unsecured line of credit was 6.2% per annum as of June 30, 1999.

  On June 29, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $60.6 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $60.6 million swap effectively provides for a floating interest rate through the bond maturity date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at June 30, 1999, was 3.8% per annum.

  In January 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million, relating to Long-Term Unsecured Debt. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.3%, were effectively converted to a fixed weighted average interest rate of 7.1% through maturity.

  On May 13, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $36.3 million, relating to secured tax-exempt bonds carrying a fixed interest rate of 9.3% per annum. The $36.3 million swap effectively provides for a floating interest rate through the bond maturity date of May 23, 2004, at which time the agreement terminates. The actual floating effective interest rate at June 30, 1999, was 4.3% per annum.

  In connection with the closing of the $268.5 million of long-term secured debt agreement in December 1998 with Fannie Mae, Archstone entered into an interest rate cap agreement on December 30, 1998, with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate at June 30, 1999, was 6.4% per annum. Additionally in January 1999, Archstone entered into an interest rate swap on the remaining $150 million, which was originally issued at a floating weighted average interest rate of 5.9% per annum. The swap effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

  As of June 30, 1999, marking Archstone's various interest rate agreements to market would result in a net gain of $11.8 million, if each had been terminated on such date.

                          Archstone Communities Trust

 General

  Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all covenants pertaining to its debt instruments at June 30, 1999.

  For the six months ended June 30, 1999 and 1998, the total interest paid in cash on all outstanding debt was $74.1 million and $38.4 million, respectively. Archstone capitalizes interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 30, 1999 and 1998 was $17.7 million and $11.1 million, respectively.

  Amortization of loan costs included in interest expense for the six months ended June 30, 1999 and 1998 was $2.6 million and $1.8 million respectively.

(4) Mortgage Notes Receivable

  In May 1999, Homestead Village Incorporated consummated a common share rights offering and, in accordance with the terms of the agreement governing Archstone's convertible mortgage notes receivable, the conversion ratio of the notes was adjusted. The notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $10.44 of principal face amount outstanding. Previously the conversion ratio was $11.50. As a result of this lower conversion ratio, Archstone has the right to convert its Homestead notes into 1,944,860 additional Homestead common shares.

(5) Cash Distributions/Dividends

  Archstone paid first and second quarter 1999 distributions of $0.37 per Archstone Common Share of Beneficial Interest, par value $1.00 per share ("Common Share"), on February 26, 1999 and May 28, 1999, respectively. On July 22, 1999, Archstone's Board of Trustees (the "Board") declared the third quarter 1999 cash distribution of $0.37 per Common Share, payable on August 27, 1999, to shareholders of record on August 13, 1999. On March 31, 1999 and June 30, 1999 Archstone paid quarterly dividends of $0.4984 per Cumulative Convertible Series A Preferred Share of Beneficial Interest (the "Series A Convertible Preferred Shares"), $0.5625 per Series B Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series B Preferred Shares") and $0.5391 per Series C Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series C Preferred Shares"). Collectively, the Series A Convertible Preferred Shares, Series B Preferred Shares and Series C Preferred Shares are referred to as the "Preferred Shares".

(6) Shareholders' Equity

  In February 1999, the Board authorized the repurchase of up to $100 million of Archstone's Common Shares. At the conclusion of the program in July 1999, Archstone had repurchased 5.04 million of its Common Shares at a weighted average price of $19.78 per share, for a total purchase price of $100.0 million. Proceeds from apartment community dispositions were used to reduce Archstone's unsecured credit facilities, providing the capacity to fund the share purchases.

  During the six months ended June 30, 1999, approximately 538,300 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 725,000 Common Shares. In addition, 314,700 partnership units, in a partnership of which Archstone is the sole general partner, were exchanged for 314,700 Common Shares. This activity is included in "Other, net" in the accompanying Condensed Statement of Shareholders' Equity.

  At June 30, 1999, Security Capital Group Incorporated, Archstone's largest shareholder, owned approximately 39% of Archstone's Common Shares outstanding.

                          Archstone Communities Trust

             Notes to Condensed Financial Statements - (Concluded)

(7) Segment Data

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

  Archstone defines each of its apartment communities as individual operating segments. Management has determined that all of its apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. Archstone relies primarily on Net Operating Income ("NOI") (defined as rental revenues less property operating expenses and real estate taxes) for purposes of making decisions about allocating resources and assessing segment performance.

  Following are reconciliations of the reportable segment's: (i) revenues to Archstone's consolidated revenues and (ii) NOI to Archstone's consolidated earnings from operations (in thousands):

                                                                              Three Months Ended               Six Months Ended
                                                                                   June 30,                        June 30,
                                                                        -----------------------------    --------------------------
                                                                           1999               1998         1999              1998
                                                                        ------------     ------------    ----------      ----------
Reportable apartment community segment revenues..................         $155,648          $90,091        $308,138       $177,447
Other non-reportable operating segment revenues/(1)/.............            7,669            8,085          16,566         16,340
                                                                        -------------     ------------   -----------     ----------
Total segment and consolidated revenues..........................         $163,317          $98,176        $324,704       $193,787
                                                                        =============     ============   ===========     ==========

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                     -----------------------------         ------------------------
                                                                        1999               1998              1999            1998
                                                                     ------------        ---------         ----------      --------
Reportable apartment community segment Net Operating Income......        $101,254         $ 58,499          $200,026       $114,575
Other non-reportable operating segment Net Operating Income......           1,002            1,299             1,743          2,355
                                                                     ------------        ---------         ---------       --------
   Total segment Net Operating Income............................         102,256           59,798           201,769        116,930
                                                                     ------------        ---------         ---------       --------

Reconciling items:
   Other income..................................................           6,673            6,624            14,806         13,682
   Depreciation on real estate investments.......................         (31,450)         (16,115)          (64,247)       (32,373)
   Interest expense..............................................         (29,023)         (16,006)          (56,041)       (31,629)
   General and administrative expenses...........................          (5,172)          (3,042)          (10,504)        (5,863)
   Other expenses................................................            (869)          (3,211)           (4,038)        (3,400)
                                                                     ------------        ---------         ---------       --------
Consolidated earnings from operations............................        $ 42,415         $ 28,048          $ 81,745       $ 57,347
                                                                     ============        =========         =========       ========

(1) Includes $11.7 million and $11.2 million of interest income on the convertible mortgage notes receivable for the six months ended June 30, 1999 and 1998, respectively. Also includes revenues generated from the operation or sale of other real estate assets, interest income and other income.

     Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of Archstone's consolidated revenues.

(8) Subsequent Event

  On August 6, 1999, Archstone sold 2,000,000 of Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") at $24.2125 per share (after underwriters' commissions) in an underwritten public offering. The net proceeds of approximately $48.3 million (net of underwriting and offering costs) were used to repay borrowings under Archstone's unsecured credit facilities. After giving effect to the offering, Archstone has approximately $777.2 million in shelf-registered securities available for issuance and $429.5 million of undrawn capacity on its unsecured credit facilities.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Trustees and Shareholders
of Archstone Communities Trust:

  We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust as of June 30, 1999, the related condensed statements of earnings for the three and six month periods ended June 30, 1999 and 1998, the condensed statement of shareholders' equity for the six month period ended June 30, 1999 and the condensed statements of cash flows for the six month periods ended June 30, 1999 and 1998. These condensed financial statements are the responsibility of the Trust's management.

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

                                  KPMG LLP

Chicago, Illinois
July 23, 1999, except as to Note 8
 which is as of August 6, 1999.

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

Results of Operations

 Six Months Ended June 30, 1999 Compared to June 30, 1998

  Net earnings attributable to Common Shares for the six months ended June 30, 1999 and 1998 were $88.3 million and $63.4 million, respectively, an increase of $24.9 million (39.4%). This net increase resulted from a $24.4 million increase in earnings from operations and a $3.5 million increase in net gains on dispositions of depreciated real estate. The increases were partially offset by a $1.8 million increase in Preferred Share dividends and a $1.1 million extraordinary item related to the early extinguishment of certain mortgage debt.

 Apartment Community Operations

  At June 30, 1999, investments in apartment communities comprised over 99% of Archstone's total real estate portfolio, based on total expected investment. The following table summarizes the NOI generated from Archstone's apartment communities for each period (in thousands, except for percentages):

                                                             Six Months Ended June 30,
                                                   -------------------------------------------      ----------------------
                                                            1999                    1998                    Increase
                                                   -------------------      ------------------      ----------------------
Rental revenues...............................      $          308,138       $         177,447                        73.7%
Property operating expenses:
  Rental expenses.............................                  80,054                  47,305                        69.2%
  Real estate taxes...........................                  28,058                  15,567                        80.2%
                                                   -------------------      ------------------      ----------------------
    Total property operating expenses.........                 108,112                  62,872                        72.0%
                                                   -------------------      ------------------      ----------------------
Net Operating Income..........................      $          200,026       $         114,575                        74.6%
                                                   ===================      ==================      ======================
Operating margin (NOI/rental revenues)........                    64.9%                   64.6%                        0.3%
                                                   ===================      ==================      ======================

  The increases in rental revenues, property operating expenses and real estate taxes are due primarily to a net increase of 91 operating apartment communities from June 30, 1998 to June 30, 1999 (including those acquired in the Atlantic Merger) and growth in NOI from operating apartment communities. Archstone's communities which have been in operation since January 1, 1998, posted NOI growth of 5.2% for the first six months of 1999 as compared to the same period of 1998. This growth in NOI was driven primarily by strong revenue growth in Archstone's well-located operating communities combined with a slight reduction in expenses. Increased operating efficiencies and Archstone's commitment to customer-focused operations have contributed to the improvement in NOI.

  Approximately 86.3% and 85.7% of Archstone's operating portfolio was classified as stabilized (meaning that development/redevelopment, new marketing programs and possibly new management have been completed for a sufficient period of time to achieve 93% occupancy at market rents) as of June 30, 1999 and 1998, respectively. The full impact on NOI from Archstone's development activities and, to a lesser extent, acquisition activities, is not reflected until after the communities are stabilized. As newly developed buildings are completed and leased, NOI increases until the overall community is producing a stabilized yield, which is generally achieved 18 to 24 months after construction commences. Management believes Archstone's operating results continue to demonstrate that its development activities contribute positively to long-term performance of the company.

  Management believes that future property operating results will be positively impacted by Archstone's customer focused operating initiatives and its national branding strategy. This strategy was designed to increase customer loyalty and reduce turnover rates through quality service guarantees and other similar initiatives.

 Other Income

  Other income is primarily influenced by interest income on convertible mortgage notes receivable. During the six months ended June 30, 1999 and 1998, Archstone recorded $11.7 million and $11.2 million in interest income, respectively ($10.7 million and $10.4 million, respectively for purposes of calculating funds from operations), from these notes. The increase is a direct result of higher average outstanding note balances during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. See "- Liquidity and Capital Resources-Funding Sources" for a discussion of the possible future monetization of these notes.

 Depreciation Expense

  The increase in depreciation expense resulted primarily from the increase in the number and cost basis of operating communities, including those acquired in the Atlantic Merger, partially offset by dispositions.

 Interest Expense

  The increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of Archstone's investment activities. These higher borrowing costs were partially offset by the capitalization of interest on apartment development activities. Interest expense will be higher in 1999 as compared to 1998 primarily due to the debt assumed in the Atlantic Merger and the additional debt issued in 1998 and 1999.

 General and Administrative Expenses

   The overall increase in general and administrative expenses relates primarily to the incremental costs associated with operating the company after the Atlantic Merger, as well as costs incurred in expanding into new markets such as Boston, Massachusetts.

 Provision for Possible Loss on Investments

  During the three months ended March 31, 1999, management concluded that the full recovery of certain real estate investments was doubtful. As a result, a provision for possible loss of $2.0 million, which is included in "Other" in the accompanying Condensed Statements of Earnings, was recorded to reduce these assets to their estimated net realizable value. A similar provision of $3.0 million ($2.3 million of which related to certain mortgage notes receivable secured by other real estate assets) was recorded during the six months ended June 30, 1998.

 Gains on Dispositions of Depreciated Real Estate

  During the six months ended June 30, 1999, Archstone disposed of 15 apartment communities and certain other real estate assets, representing gross proceeds of $198.5 million. Archstone disposed of five apartment communities and certain other real estate assets, representing gross proceeds of $101.1 million during the six months ended June 30, 1998. Aggregate net gains of $19.0 million and $15.5 million were recorded for the six months ended June 30, 1999 and June 30, 1998, respectively.

  As part of its ongoing asset optimization strategy, Archstone had 23 apartment communities and certain other real estate assets under contract or letter of intent for sale with an aggregate carrying value of $284.2 million as of June 30, 1999. Subject to normal closing risks, Archstone expects to complete these and other dispositions during 1999 and use the proceeds to fund future investment opportunities. As part of management's long-term strategy of proactively managing its investments, Archstone will continue to pursue favorable opportunities to dispose of assets that do not meet its long-term investment criteria, and use such proceeds for incremental investments in its specifically targeted markets, including California, Washington, D.C. and Boston, Massachusetts.

 Preferred Share Dividends

  The higher level of Preferred Share dividends is attributable to the assumption of the Series C Preferred Shares in the Atlantic Merger and an increase in the Series A Convertible Preferred Share dividend rate, partially offset by conversions of Series A Convertible Preferred Shares into Common Shares.

 Three Months Ended June 30, 1999 and 1998

  Revenues and expenses for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 reflect changes similar to those discussed in the preceding paragraphs for the comparison of the six months ended on the same dates. The changes are substantially attributable to the same reasons discussed in the preceding paragraphs for the six months ended June 30, 1999 and 1998.

Liquidity and Capital Resources

  Archstone is committed to preserving its strong balance sheet and maintaining financial flexibility. Archstone proactively manages its financial position with the objective of having access to capital when many in the industry are unable to fund incremental investment opportunities. Archstone seeks to take advantage of compelling investment opportunities that are more likely to emerge in a capital-constrained environment.

  Archstone continues to focus on community dispositions in its non-core markets as a source of funds for incremental strategic investments in its targeted markets, including California, Washington, D.C. and Boston, Massachusetts. Additionally, on August 6, 1999, Archstone received net proceeds of approximately $48.3 million from the sale of 2,000,000 Series D Preferred Shares. After giving effect to the use of these proceeds to repay borrowings on its unsecured credit facilities, Archstone had approximately $429.5 million of undrawn capacity on its unsecured credit facilities to fund incremental investment opportunities. The company has only $112.3 million of debt with final maturities in 1999 and 2000, excluding its unsecured credit facilities. Furthermore, as of June 30, 1999, Archstone had $4.1 billion of unencumbered assets. As a result of these factors, Archstone believes that its financial and liquidity position are relatively strong and the company is well positioned to capitalize on investment opportunities that may arise during the remainder of 1999.

 Operating Activities

  Net cash flow provided by operating activities increased by $34.4 million (37.6%) for the six months ended June 30, 1999 as compared to the same period of 1998. This increase in cash flow is due primarily to operating communities acquired in the Atlantic Merger in July 1998, newly developed apartment communities coming on line and cash flow growth from existing apartment communities.

 Investing and Financing Activities

  During the six months ended June 30, 1999 and 1998, Archstone invested $406.2 million and $246.8 million, respectively, in real estate investments. The $406.2 million invested in real estate and the repurchase of $94.4 million of Common Shares during the six months ended June 30, 1999 were financed primarily from property dispositions, tax-deferred exchange escrow proceeds, cash flow from operations and additional borrowings. The $246.8 million invested in real estate during the six months ended June 30, 1998 was financed primarily from property dispositions and borrowings under Archstone's unsecured credit facilities. These unsecured credit facilities were partially repaid with proceeds from the issuance of $125 million of Long-Term Unsecured Debt in March 1998.

   Other significant financing activities included the payment of $116.1 million and $73.4 million in Common Share and Preferred Share distributions for the six months ended June 30, 1999 and 1998, respectively. The increases are primarily attributable to an increase in the overall number of Common Shares outstanding, Series C Preferred Shares assumed in the Atlantic Merger in 1998, and an increase in the cash distributions paid per Common Share. Archstone prepaid mortgages of $7.9 million and $25.9 million during the six months ended June 30, 1999 and 1998, respectively.

  Archstone's significant non-cash investing and financing activities during the six months ended June 30, 1999 and 1998 included the assumption of mortgage debt relating to operating community acquisitions, and the conversion of Series A Convertible Preferred Shares into Common Shares.

 Scheduled Debt Maturities and Line of Credit Balances

  In order to reduce refinancing risk, Archstone's long-term debt obligations are carefully structured to create a relatively level principal maturity schedule in an attempt to minimize the requirement for large payments due in any single year. As of June 30, 1999, Archstone has only $35.5 million of long-term debt payments with final maturities due during the remainder of 1999 and only $76.8 million of final maturities during 2000.

  Archstone currently has $850 million in total borrowing capacity under its unsecured credit facilities, with $420.5 million outstanding and an available balance of $429.5 million at August 6, 1999. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 6.2%, 7.3% and 6.1%, respectively, as of June 30, 1999.

 Shareholder Dividend/Distribution Requirements

  Archstone paid first and second quarter 1999 distributions of $0.37 per Common Share on February 26, 1999 and May 28, 1999, respectively. On July 22, 1999 the Board declared a cash distribution of $0.37 per Common Share, payable on August 27, 1999 to shareholders of record on August 13, 1999. On March 31, 1999 and June 30, 1999, Archstone paid quarterly dividends of $0.4984 per Series A Convertible Preferred Share, $0.5625 per Series B Preferred Share and $0.5391 per Series C Preferred Share.

  Based on current distribution levels (excluding the impact of anticipated future increases in Archstone's dividend/distribution levels) and the number of Archstone shares outstanding as of June 30, 1999, the company anticipates that it will pay the following dividends/distributions during the next 12 months (in thousands):

  Common Share distributions.........................................                 $206,356
  Series A Convertible Preferred Share dividends.....................                    8,236
  Series B Preferred Share dividends.................................                    9,450
  Series C Preferred Share dividends.................................                    4,312
                                                                          --------------------
  Total dividend/distribution requirements...........................                 $228,354
                                                                          ====================

  In connection with the August 6, 1999 issuance of 2,000,000 Series D Preferred Shares, Archstone anticipates payment of $1.8 million in Series D Preferred Share dividends in 1999 and $4.4 million annually thereafter ($2.1875 per share).

 Share Repurchase Program

  In February 1999, the Board authorized the repurchase of up to $100 million of Archstone's Common Shares. At the conclusion of the program in July 1999, Archstone had repurchased 5.04 million of its Common Shares at a weighted average price of $19.78 per share, for a total purchase price of $100.0 million. Proceeds from apartment community dispositions were used to reduce Archstone's unsecured credit facilities, providing the capacity to fund the share purchases.

 Planned Investments

  Following is a summary of unfunded planned investments as of June 30, 1999 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that Archstone plans to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone is contractually committed to fund. For community acquisitions under contract, only the transactions with non-refundable earnest money are reflected as "Committed".

                                                                                       Planned Investments
                                                          -------------   -------------------------------------------
                                                              Units           Discretionary            Committed
                                                          -------------   -------------------   ---------------------
   Planned operating community improvements.............            --              $ 83,949                $  2,346
   Communities under construction.......................         9,082                    --                 180,103
   Communities In Planning and owned....................         2,552               220,048                      --
   Communities In Planning and Under Control............         3,856               411,931                      --
   Operating community acquisitions under contract or
     letter of intent...................................         2,090                59,300                 179,300
                                                          -------------   -------------------   ---------------------
          Total.........................................        17,580              $775,228                $361,749
                                                          =============   ===================   =====================

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

 Funding Sources

  Archstone expects to finance its investments and operating expenses, including those outlined above, primarily with cash flow from operating activities, disposition proceeds and borrowings under its unsecured credit facilities, prior to arranging long-term financing. At June 30, 1999, Archstone had 23 apartment communities and certain other real estate assets under contract or letter of intent for sale with an aggregating carrying value of $284.2 million. Subject to normal closing risks, Archstone expects to complete these and other dispositions during 1999. Archstone also routinely uses its unsecured credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields.

  Other sources of future liquidity and financial flexibility include:

  (i) Archstone currently has $777.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to its ability to effect offerings on satisfactory terms.

  (ii) Archstone continues to explore the potential monetization of its $221.3 million (face amount at June 30, 1999) investment in its convertible mortgage notes receivable. Management views the future sale or other monetization of these assets as a potential source of funds, although there is presently no established market for these securities.

 Other Contingencies and Hedging Activities

  Archstone is a party to various claims and routine litigation arising in the ordinary course of business. Archstone does not believe that the results of any such claims and litigation, individually or in aggregate, will have a material adverse effect on its business, financial position or results of operations.

  Archstone has only limited involvement with derivative financial instruments and does not use them for trading purposes. Archstone occasionally utilizes derivative financial instruments in anticipation of future debt transactions to hedge well-defined interest rate risk or to manage exposure to variable rate debt. See "Item 1. Financial Statements, Note 3, Borrowings" for more information on Archstone's derivative financial instruments.

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

  In 1997, Archstone began to address the year 2000 issue (that is, the fact that some systems might fail or produce inaccurate results using dates in or around the year 2000). Most of Archstone's key IT systems, including its property management and financial accounting software, have recently been replaced or upgraded. Management believes, based on statements by vendors and on its own testing, that all of the replacements and upgrades for mission-critical IT systems are year 2000 ready. Management is also continuing to replace or upgrade other non-critical IT systems with year 2000 ready systems to the extent that it is cost-effective to do so.

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

 Funds From Operations

  Archstone believes that funds from operations is helpful to the reader as one commonly used measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures, to make Common Share and Preferred Share distributions and to fund other cash needs. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash available to shareholders. Cash distributions paid to shareholders are summarized above in "-Shareholder Dividend/Distribution Requirements". Funds from operations were as follows (amounts in thousands):

                                                                         Three Months Ended           Six Months Ended
                                                                               June 30,                   June 30,
                                                                      ---------------------------------------------------
                                                                           1999         1998          1999         1998
                                                                      ---------------------------------------------------
Net earnings attributable to Common Shares - Basic...............        $ 50,457     $ 23,291      $ 88,304     $ 63,362
Add (Deduct):
  Depreciation on real estate investments........................          31,450       16,115        64,247       32,373
  Provision for possible loss on investments.....................               -        3,000         2,000        3,000
  Gains on dispositions of investments, net......................         (13,659)           -       (18,978)     (15,484)
  Extraordinary item - loss on early extinguishment of debt......               -            -         1,113            -
  Other, net.....................................................             133         (307)          104         (739)
                                                                      -----------     --------      --------     --------
Funds from operations attributable to Common Shares - Basic......          68,381       42,099       136,790       82,512
  Series A Convertible Preferred Share dividends.................           2,179        2,394         4,429        4,744
  Minority interest..............................................             338            -           338            -
                                                                      -----------     --------      --------     --------
Funds from operations attributable to Common Shares - Diluted....        $ 70,898     $ 44,493      $141,557     $ 87,256
                                                                      ===========     ========      ========     ========
Weighted average Common Shares outstanding - Diluted.............         145,872      101,407       147,149      100,825
                                                                      ===========     ========      ========     ========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Archstone is exposed to interest rate changes primarily as a result of its unsecured credit facilities and other variable rate debt used to finance its investment activity and maintain financial liquidity. Archstone's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Archstone borrows primarily at fixed rates. Archstone has only limited involvement with derivative financial instruments and does not use them for trading purposes. Archstone occasionally utilizes derivative financial instruments in anticipation of future debt transactions to hedge well-defined interest rate risk or to manage exposure to variable rate debt.

  See Archstone's 1998 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Archstone's interest rate sensitive assets and liabilities. As of June 30, 1999, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Archstone's 1998 Form 10-K, as compared to their respective book values. See "Item 1. Financial Statements, Note 3, Borrowings" for information on Archstone's derivative financial instruments.

                           PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  At the annual shareholders meeting held June 16, 1999, shareholders elected the following individuals to serve on the Board until the annual shareholders meeting in 2002:

                                           Common Shares               Common Shares
                                             in Favor                     Against
                                     -----------------------     -----------------------
James A Cardwell                            126,466,943                     254,696
James H. Polk, III                          126,459,350                     262,289
John C. Schweitzer                          126,475,620                     246,019


  In addition, the following persons will continue to hold positions on the
Board: Ned S. Holmes, John T. Kelley III, Calvin K. Kessler, Constance B. Moore, John M. Richman, and R. Scot Sellers.


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits:


         3.1        -Articles Supplementary dated August 3, 1999 related to the
                     Series D Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit
                     99.2 to Archstone's Current Report on Form 8-K, dated August 3, 1999)

        12.1        -Computation of Ratio of Earnings to Fixed Charges

        12.2        -Computation of Ratio of Earnings to Combined Fixed Charges
                     and Preferred Share Dividends

        15.1        -Letter from KPMG LLP dated August 16, 1999 regarding
                     unaudited financial information

        27          -Financial Data Schedule

        99.1        -Current Development Activity

  (b) Reports on Form 8-K:
      None.

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



Date:  August 16, 1999