Form 10-Q
period 1999-09-30
ARCHSTONE COMMUNITIES TRUST/
filed 1999-11-12
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                                      OR


[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to ____________.

                        Commission File Number 1-10272

                          ARCHSTONE COMMUNITIES TRUST
            (Exact name of registrant as specified in its charter)

                Maryland                                         74-6056896
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


       7670 South Chester Street                                    80112
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

     At November 4, 1999, there were approximately 139,400,000 of the Registrant's Common Shares outstanding.

                          Archstone Communities Trust

                                     Index


                                                                                                                   Page
                                                                                                                  Number
                                                                                                              -------------
PART I.        Condensed Financial Information

  Item I.      Financial Statements
               Condensed Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998...........           3
               Condensed Statements of Earnings - Three and nine months ended September 30, 1999 and                4
               1998 (unaudited)..........................................................................
               Condensed Statement of Shareholders' Equity - Nine months ended September 30, 1999                   5
                (unaudited)..............................................................................
               Condensed Statements of Cash Flows - Nine months ended September 30, 1999 and 1998                   6
                (unaudited)..............................................................................
               Notes to Condensed Financial Statements (unaudited).......................................           7
               Independent Accountants' Review Report....................................................          15

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.....          16

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................          22

PART II.       Other Information

  Item 6.      Exhibits and Reports on Form 8-K..........................................................          23

                          Archstone Communities Trust

                           Condensed Balance Sheets

                       (In thousands, except share data)



                                       ASSETS                                                September 30,           December 31,
                                       ------                                                    1999                    1998
                                                                                             -------------           ------------
                                                                                              (unaudited)
Real estate.........................................................................          $5,155,095              $4,869,801
Less accumulated depreciation.......................................................             277,428                 205,795
                                                                                              ----------              ----------
                                                                                               4,877,667               4,664,006
Mortgage notes receivable, net......................................................             209,499                 211,967
                                                                                              ----------              ----------
       Net investments..............................................................           5,087,166               4,875,973
Cash and cash equivalents...........................................................               8,316                  10,119
Restricted cash in tax-deferred exchange escrow.....................................              80,284                  90,874
Other assets........................................................................             123,939                  82,932
                                                                                              ----------              ----------
       Total assets.................................................................          $5,299,705              $5,059,898
                                                                                              ==========              ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Liabilities:
   Unsecured credit facilities......................................................          $  419,072              $  264,651
   Long-Term Unsecured Debt.........................................................           1,306,649               1,231,167
   Mortgages payable................................................................             713,673                 676,613
   Distributions payable............................................................                   -                  53,364
   Accounts payable.................................................................              35,334                  55,649
   Accrued expenses and other liabilities...........................................             140,761                 128,670
                                                                                              ----------              ----------
       Total liabilities............................................................           2,615,489               2,410,114
                                                                                              ----------              ----------

Minority interest...................................................................              45,565                  21,459
                                                                                              ----------              ----------

Shareholders' equity:
   Series A Convertible Preferred Shares (3,796,790 shares in 1999 and                            94,920                 117,515
      4,700,615 in 1998; stated liquidation preference of $25 per share)............
   Series B Preferred Shares (4,200,000 shares; stated liquidation preference of $25             105,000                 105,000
     per share).....................................................................
   Series C Preferred Shares (2,000,000 shares; stated liquidation preference of $25              50,000                  50,000
     per share).....................................................................
   Series D Preferred Shares (2,000,000 shares; stated liquidation preference of $25              50,000                       -
      per share)....................................................................
   Common Shares (139,677,185 shares in 1999 and 143,313,015 in 1998)...............             139,677                 143,313
   Additional paid-in capital.......................................................           2,306,104               2,376,514
   Employee share purchase notes....................................................             (19,807)                (26,275)
   Distributions in excess of net earnings..........................................             (87,243)               (137,742)
                                                                                              ----------              ----------
       Total shareholders' equity...................................................           2,638,651               2,628,325
                                                                                              ----------              ----------
       Total liabilities and shareholders' equity...................................          $5,299,705              $5,059,898
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

                          Archstone Communities Trust

                        Condensed Statements of Earnings

                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                          Three Months Ended        Nine Months Ended
                                                                            September 30,             September 30,
                                                                      ------------------------    ----------------------
                                                                          1999         1998         1999         1998
                                                                      -----------    ---------    ---------    ---------
Revenues:
  Rental revenues.....................................................   $161,546     $151,516     $471,444     $331,621
  Other income........................................................      7,326        7,529       22,132       21,211
                                                                         --------     --------     --------     --------
                                                                          168,872      159,045      493,576      352,832
                                                                         --------     --------     --------     --------
Expenses:
  Rental expenses.....................................................     42,670       43,300      122,741       90,823
  Real estate taxes...................................................     11,927       12,971       39,985       28,623
  Depreciation on real estate investments.............................     32,742       31,903       96,989       64,276
  Interest............................................................     31,777       24,522       87,818       56,151
  General and administrative..........................................      5,958        5,136       16,462       10,999
  Other...............................................................        437        3,252        4,475        6,652
                                                                         --------     --------     --------     --------
                                                                          125,511      121,084      368,470      257,524
                                                                         --------     --------     --------     --------
Earnings from operations..............................................     43,361       37,961      125,106       95,308
  Gains on dispositions of depreciated real estate, net...............     27,909       21,204       46,887       36,688
                                                                         --------     --------     --------     --------
Earnings before extraordinary item....................................     71,270       59,165      171,993      131,996
  Less:  extraordinary items..........................................          -        1,497        1,113        1,497
                                                                         --------     --------     --------     --------
Net earnings..........................................................     71,270       57,668      170,880      130,499
  Less:  Preferred Share dividends....................................      6,036        5,723       17,342       15,192
                                                                         --------     --------     --------     --------
Net earnings attributable to Common Shares - Basic....................   $ 65,234     $ 51,945     $153,538     $115,307
                                                                         ========     ========     ========     ========
Weighted average Common Shares outstanding - Basic....................    139,552      143,059      139,968      110,278
                                                                         --------     --------     --------     --------
Weighted average Common Shares outstanding - Diluted..................    145,473      150,600      139,997      117,168
                                                                         --------     --------     --------     --------

Earnings before extraordinary item per Common Share:
  Basic...............................................................   $   0.47     $   0.37     $   1.10     $   1.06
                                                                         ========     ========     ========     ========
  Diluted.............................................................   $   0.46     $   0.37     $   1.10     $   1.06
                                                                         ========     ========     ========     ========
Net earnings per Common Share:
  Basic...............................................................   $   0.47     $   0.36     $   1.10     $   1.05
                                                                         ========     ========     ========     ========
  Diluted.............................................................   $   0.46     $   0.36     $   1.10     $   1.04
                                                                         ========     ========     ========     ========
Distributions paid per Common Share...................................   $  0.370     $  0.355     $  1.110     $  1.035
                                                                         ========     ========     ========     ========


     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                  Condensed Statement of Shareholders' Equity

                      Nine Months Ended September 30, 1999

                                 (In thousands)
                                  (Unaudited)


                      Series A
                     Convertible    Series B    Series C     Series D
                      Preferred    Preferred    Preferred    Preferred
                      Shares at    Shares at    Shares at    Shares at                           Employee
                      aggregate    aggregate    aggregate    aggregate     Common     Addtional   share     Distributions
                     liquidation  liquidation  liquidation  liquidation   Shares at    paid-in   purchase   in excess of
                      preference   preference   preference   preference   par value    capital     notes    net earnings   Total
                      ----------   ----------   ----------   ----------   ---------    -------   ---------  -------------  -----
Balances at
 December 31, 1998..   $117,515     $105,000     $50,000      $     -     $143,313   $2,376,514  $(26,275)  $(137,742)  $2,628,325
  Comprehensive
  income:
  Net earnings......          -            -           -            -            -            -         -     170,880      170,880
  Preferred Share
   dividends paid...          -            -           -            -            -            -         -     (17,342)     (17,342)
                                                                                                                        ----------
 Comprehensive
  income attri-
  butable to
  Common Shares.....         -            -           -            -            -            -         -           -       153,538
                                                                                                                        ----------
 Common Share
  distributions.....         -            -           -            -            -            -         -     (103,039)    (103,039)
 Repurchase of
  shares, net
  of expenses.......      (750)           -           -            -       (5,129)     (96,630)        -            -     (102,509)
 Issuance of
  shares, net of
  expenses..........          -           -           -       50,000            -       (1,740)        -            -       48,260
 Other, net.........    (21,845)          -           -            -        1,493       27,960     6,468            -       14,076
                       --------    --------     -------      -------     --------   ----------  --------    ---------   ----------
Balances at
September 30,
 1999...............   $ 94,920    $105,000     $50,000      $50,000     $139,677   $2,306,104  $(19,807)   $ (87,243)  $2,638,651
                       ========    ========     =======      =======     ========   ==========  ========    =========   ==========

     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                       Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                     -----------------------
                                                                                        1999         1998
                                                                                     ----------   ----------
Operating activities:
  Net earnings....................................................................   $  170,880   $  130,499
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization.................................................       97,814       64,470
    Gains on dispositions of depreciated real estate, net.........................      (46,887)     (36,688)
    Provision for possible loss on investments....................................        2,000        3,000
    Extraordinary items...........................................................        1,113        1,497
  Change in accounts payable......................................................      (18,862)      (3,955)
  Change in accrued expenses and other liabilities................................       10,973       10,430
  Change in other assets..........................................................      (13,025)     (15,362)
                                                                                     ----------   ----------
    Net cash flow provided by operating activities................................      204,006      153,891
                                                                                     ----------   ----------
Investing activities:
  Real estate investments.........................................................     (574,983)    (437,543)
  Proceeds from dispositions, net of closing costs................................      375,409      221,177
  Cash acquired in Atlantic Merger................................................            -       79,359
  Change in tax-deferred exchange escrow..........................................       10,590      (86,315)
  Funding of convertible mortgage notes receivable................................            -      (11,895)
  Other, net......................................................................        4,315         (362)
                                                                                     ----------   ----------
    Net cash flow used in investing activities....................................     (184,669)    (235,579)
                                                                                     ----------   ----------
Financing activities:
  Proceeds from Long-Term Unsecured Debt..........................................            -      171,200
  Proceeds from Fannie Mae secured debt...........................................       36,206            -
  Debt issuance costs incurred....................................................       (5,586)      (8,999)
  Proceeds from bond refinancing..................................................       16,000            -
  Principal prepayment of mortgages payable.......................................      (29,253)     (39,950)
  Regularly scheduled principal payments on mortgages payable.....................       (4,241)      (3,181)
  Proceeds from unsecured credit facilities.......................................    1,117,163      768,529
  Principal payments on unsecured credit facilities...............................     (962,742)    (716,048)
  Proceeds from sale of Common Shares, net........................................            -       44,009
  Repurchase of Common Shares.....................................................     (102,509)           -
  Cash distributions paid on Common Shares........................................     (156,403)    (114,726)
  Cash dividends paid on Preferred Shares.........................................      (17,342)     (15,192)
  Proceeds from sale of Series D Preferred Shares.................................       50,000            -
  Proceeds from issuance of Series E and Series F Preferred Units.................       32,240            -
  Other, net......................................................................        5,327          358
                                                                                     ----------   ----------
    Net cash flow provided by (used in) financing activities......................      (21,140)      86,000
                                                                                     ----------   ----------
Net change in cash and cash equivalents...........................................       (1,803)       4,312
Cash and cash equivalents at beginning of period..................................       10,119        4,927
                                                                                     ----------   ----------
Cash and cash equivalents at end of period........................................   $    8,316   $    9,239
                                                                                     ==========   ==========
Significant non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of apartment communities.........    $  94,562    $ 50,841
  Series A Convertible Preferred Shares converted to Common Shares...............    $  21,845    $ 14,687
  Bond refinancing (secured to unsecured)........................................    $  59,715    $      -
  Partnership units exchanged for Common Shares..................................    $   7,012    $      -
  Change in unrealized holding gain on convertible mortgage notes receivable.....    $       -    $(83,794)

         The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                    Notes to Condensed Financial Statements

                          September 30, 1999 and 1998
                                  (Unaudited)


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

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

 Administrative Services Agreement

  During the nine months ended September 30, 1999 and 1998, Archstone recorded $4.4 million and $3.8 million ($5.2 million during this period in 1998 on a combined basis including amounts recorded by Security Capital Atlantic Incorporated prior to the Atlantic Merger), respectively, for services purchased from an affiliate under an administrative services agreement.

                          Archstone Communities Trust

  Per Share Data

     Following is a reconciliation of the components used to compute basic and diluted net earnings per share ("EPS") for the periods indicated (in thousands).

                                                                                 Three Months Ended        Nine Months Ended
                                                                                     September 30,           September 30,
                                                                               ----------------------   ----------------------
                                                                                   1999        1998        1999         1998
                                                                                ---------   ---------     --------    --------
   Reconciliation of numerator between basic and diluted
   net earnings per Common Share:
Net earnings attributable to Common Shares - Basic...........................     $65,234     $51,945     $153,538     $115,307
  Dividends on Series A Preferred Shares.....................................       1,922       2,283            -        7,026
  Minority interest..........................................................         221         323            -            -
  Incremental options........................................................           7           -            9            -
                                                                                  -------     -------     --------     --------
Net earnings attributable to Common Shares - Diluted.........................     $67,384     $54,551     $153,547     $122,333
                                                                                  =======     =======     ========     ========

  Reconciliation of denominator between basic and diluted net earnings per Common Share:

Weighted average number of Common Shares outstanding - Basic.................     139,552     143,059      139,968      110,278
  Assumed conversion of Series A Preferred Shares into Common Shares.........       5,290       6,625            -        6,878
  Minority interest..........................................................         598         908            -            -
  Incremental options outstanding............................................          33           8           29           12
                                                                                  -------     -------     --------     --------
Weighted average number of Common Shares outstanding - Diluted...............     145,473     150,600      139,997      117,168
                                                                                  =======     =======     ========     ========


(2) Real Estate

  Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                                  September 30, 1999        December 31, 1998
                                                                                ----------------------    ---------------------
                                                                                 Investment     Units     Investment     Units
                                                                                -----------    -------    -----------   -------
Apartment communities:
  Operating communities......................................................     $4,367,116    68,962     $4,027,044    69,341
  Communities under construction(1)..........................................        556,710     7,974        701,897    12,120
  Development communities in Planning(1) (2):
     Owned...................................................................         64,486     2,520         69,710     3,398
     Under Control(3)........................................................              -     2,696              -     3,772
                                                                                  ----------    ------     ----------    ------
       Total development communities In Planning.............................         64,486     5,216         69,710     7,170
                                                                                  ----------    ------     ----------    ------
          Total apartment communities........................................      4,988,312    82,152      4,798,651    88,631
                                                                                  ----------    ======     ----------    ======
Hotel asset..................................................................         22,870                   22,870
                                                                                  ----------               ----------
Other real estate assets.....................................................        143,913                   48,280
                                                                                  ----------               ----------
          Total real estate..................................................     $5,155,095               $4,869,801
                                                                                  ==========               ==========

(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities at a fixed prices, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(3) Archstone's investment as of September 30, 1999 and December 31, 1998 for developments Under Control was $5.5 million and $4.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.

                          Archstone Communities Trust

     The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at January 1, 1999......................................................                $4,869,801
   Apartment communities:
       Acquisition-related expenditures.........................................                   259,766
       Redevelopment expenditures...............................................                    50,288
       Recurring capital expenditures...........................................                     9,786
       Development expenditures, excluding land acquisitions....................                   275,033
       Acquisition and improvement of land for development......................                    41,492
       Dispositions.............................................................                  (378,982)
       Provision for possible loss on investments...............................                      (450)
                                                                                                ----------
          Net apartment community activity......................................                 5,126,734
  Other:
       Change in other real estate assets.......................................                    31,087
       Provision for possible loss on investments...............................                    (1,550)
       Dispositions.............................................................                    (1,176)
                                                                                                ----------
          Other, net............................................................                    28,361
                                                                                                ----------
Balance at September 30, 1999...................................................                $5,155,095
                                                                                                ==========

    At September 30, 1999, Archstone had unfunded apartment construction, redevelopment and operating community acquisition commitments aggregating approximately $311.4 million.

     Archstone had 24 apartment communities and certain other real estate assets under contract for sale or letter of intent with an aggregate carrying value of $303.7 million as of September 30, 1999. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at September 30, 1999, were $15.0 million and $15.1 million for the nine months ended September 30, 1999 and 1998, respectively.

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

(3) Borrowings

  Unsecured Credit Facilities

     Archstone has a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase"). The $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at Archstone's option. The line of credit bears interest at the greater of prime or the federal funds rate plus 0.50% or at Archstone's option, LIBOR (5.38% at September 30, 1999) plus 0.65%. Under a competitive bid option contained in the credit agreement, Archstone may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment.

     The following table summarizes Archstone's line of credit borrowings (dollars in thousands):

                                                                             Nine Months Ended             Year Ended
                                                                            September 30, 1999          December 31, 1998
                                                                            -------------------         ------------------
Total line of credit.................................................             $750,000                   $750,000
Borrowings outstanding at end of period..............................             $399,000                   $234,000
Weighted average daily borrowings....................................             $367,722                   $340,658
Weighted average daily nominal interest rate.........................               5.8%                       6.3%
Weighted average daily effective interest rate.......................               6.3%                       6.8%
Weighted average nominal interest rate at end of period..............               6.0%                       6.2%

                          Archstone Communities Trust

     Archstone's $100 million short-term, unsecured borrowing agreement with Chase bears interest at an overnight rate that ranged from 5.44% to 6.25% during the nine months ended September 30, 1999. At September 30, 1999, there was $20.1 million outstanding under this agreement.

  Long-Term Unsecured Debt

     A summary of Archstone's long-term unsecured notes and unsecured tax-exempt bonds (collectively, "Long-Term Unsecured Debt") outstanding at September 30, 1999 follows (amounts in thousands):

                                                        Effective          Balance at          Balance at            Average
                                         Coupon         Interest          September 30,       December 31,          Remaining
           Type of Debt                 Rate (1)         Rate (2)             1999                1998                 Life
----------------------------------   ------------     ------------        -------------        ------------          ---------
Long-term unsecured notes(3)......        7.3%             7.5%             $1,230,934          $1,231,167              7.9
Unsecured tax-exempt bonds(4).....        3.9%             4.3%                 75,715                  -               8.7
                                          ----             ----             ----------          ----------              ---
  Total/average...................        7.1%             7.3%             $1,306,649          $1,231,167              8.0
                                          ====             ====             ==========          ==========              ===

(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds. See "Derivative Financial Instruments".
(2) Represents the effective interest rate, including loan cost amortization and other ongoing fees and expenses.
(3) Archstone's long-term unsecured notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity--see "Scheduled Debt Maturities".
(4) Includes $60.6 million issued on June 29, 1999 and $15.1 million issued on July 28, 1999.

  Mortgages Payable

     Archstone's mortgages payable generally have either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see "Scheduled Debt Maturities"). A summary of all mortgages payable outstanding at September 30, 1999 follows (amounts in thousands):

                                                       Effective Interest       Principal Balance at         Principal Balance at
                 Type of Mortgage                           Rate (1)             September 30, 1999            December 31, 1998
--------------------------------------------------     ------------------       --------------------         ---------------------
Fannie Mae secured debt...........................            6.2%                     $304,496                     $268,450
Conventional fixed rate...........................            7.9                       116,774                      108,588
Tax-exempt fixed rate.............................            6.6                        67,331                       61,604
Tax-exempt floating rate..........................            4.4                       196,865                      209,316
Other.............................................            6.3                        28,207                       28,655
                                                              ----                     --------                     --------
  Total/average mortgage debt.....................            6.1%                     $713,673                     $676,613
                                                              ====                     ========                     ========

(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of September 30, 1999.

     The change in mortgages payable during the nine months ended September 30, 1999 consisted of the following (in thousands):

Balance at January 1, 1999.............................................................       $676,613
Mortgage notes issued/assumed..........................................................        130,768
Bond refinancing.......................................................................        (59,715)
Principal payments, including prepayments and amortization.............................        (33,993)
                                                                                              --------
Balance at September 30, 1999..........................................................       $713,673
                                                                                              ========

                          Archstone Communities Trust

 Scheduled Debt Maturities

     Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 1999 are as follows (in thousands):

                                                              Long-Term        Mortgages
                                                           Unsecured Debt       Payable          Total
                                                           --------------    -------------     ----------
           1999 /(1)/......................................   $   30,077        $  6,696       $   36,773
           2000............................................       75,310           7,665           82,975
           2001............................................       70,010          13,523           83,533
           2002............................................       97,810           6,025          103,835
           2003............................................      171,560          26,640          198,200
           Thereafter......................................      861,882         653,124        1,515,006
                                                              ----------        --------       ----------
                        Total.............................    $1,306,649        $713,673       $2,020,322
                                                              ==========        ========       ==========

           (1) On October 15, 1999, Archstone repaid $30 million of Long-Term Unsecured Debt.


     The average annual principal payments due from 2004 to 2018 are $96.3 million per year.

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

     On July 28, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $15.1 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $15.1 million swap effectively provides for a floating interest rate through the bond mandatory tender date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at September 30, 1999, was 4.1% per annum.

     On June 29, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $60.6 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $60.6 million swap effectively provides for a floating interest rate through the bond mandatory tender date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at September 30, 1999, was 4.3% per annum.

     On May 12, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $36.3 million, relating to secured tax-exempt bonds carrying a fixed interest rate of 9.0% per annum. The $36.3 million swap effectively provides for a floating interest rate through the bond maturity date of May 1, 2004, at which time the agreement terminates. The actual floating effective interest rate at September 30, 1999, was 4.6% per annum.

     On April 13, 1999, Archstone entered into an interest rate swap agreement with a notional amount of $100 million, relating to a portion of the outstanding balance on its $750 million unsecured line of credit. The $100 million swap effectively provides for a fixed interest rate of 5.9% through April 13, 2000, at which time the agreement terminates. The effective interest rate on Archstone's unsecured line of credit, including the effect of the hedge, was 6.3% per annum as of September 30, 1999.

     On January 21, 1999, Archstone entered into two interest rate swap agreements with notional amounts aggregating $55.0 million, relating to Long-Term Unsecured Debt. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.3%, were effectively converted to a fixed weighted average interest rate of 7.1% through maturity.

                          Archstone Communities Trust

     In connection with the closing of the $268.5 million of long-term secured debt agreement in December 1998 with Fannie Mae, Archstone entered into an interest rate cap agreement on December 30, 1998, with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate at September 30, 1999, was 6.0% per annum. Additionally in January 1999, Archstone entered into an interest rate swap on the remaining $150 million, which was originally issued at a floating weighted average interest rate of 5.9% per annum. The swap effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

     As of September 30, 1999, marking Archstone's various interest rate agreements to market would result in a net gain of $12.9 million, if each had been terminated on such date.

 General

     Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. Archstone was in compliance with all financial covenants pertaining to its debt instruments at September 30, 1999.

     For the nine months ended September 30, 1999 and 1998, the total interest paid in cash on all outstanding debt was $114.2 million and $75.0 million, respectively. Archstone capitalizes interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 1999 and 1998 was $25.4 million and $20.8 million, respectively.

     Amortization of loan costs included in interest expense for the nine months ended September 30, 1999 and 1998 was $3.7 million and $2.4 million, respectively.

(4) Mortgage Notes Receivable

     In May 1999, Homestead Village Incorporated consummated a common share rights offering and, in accordance with the terms of the agreement governing Archstone's convertible mortgage notes receivable, the conversion ratio of the notes was adjusted. The notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $10.44 of principal face amount outstanding. Previously the conversion ratio was $11.50. As a result of this lower conversion ratio, Archstone has the right to convert its Homestead notes into 1,944,860 additional Homestead common shares, for a total of 21,191,262 Homestead common shares.

(5) Minority Interest

     In August 1999, a consolidated subsidiary of Archstone issued 520,000 Series E Cumulative Redeemable Perpetual Preferred units ("Series E Preferred Units") to a limited partnership in exchange for $13.0 million ($25 per unit). The Series E Preferred Units pay cumulative quarterly dividends of $0.5234 per share ($2.09375 or 8.375% per annum), are redeemable at Archstone's option after August 13, 2004 and are convertible into Archstone Series E Cumulative Redeemable Perpetual Preferred shares on or after August 13, 2009.

     In September 1999, a consolidated subsidiary of Archstone issued 800,000 Series F Cumulative Redeemable Perpetual Preferred units ("Series F Preferred Units") to a limited partnership in exchange for $20.0 million ($25 per unit). The Series F Preferred Units pay cumulative quarterly dividends of $0.5078 per share ($2.03125 or 8.125% per annum), are redeemable at Archstone's option after September 27, 2004 and are convertible into Archstone Series F Cumulative Redeemable Perpetual Preferred shares on or after September 27, 2009.

     The total net proceeds of $32.2 million were used to repay borrowings under Archstone's unsecured credit facilities. The Series E and Series F Preferred Units are reflected as minority interest in the accompanying Condensed Balance Sheet.

                          Archstone Communities Trust

(6) Cash Distributions/Dividends

     Archstone paid first, second and third quarter 1999 distributions of $0.37 per Archstone Common Share of Beneficial Interest, par value $1.00 per share ("Common Share"), on February 26, May 28, and August 27, 1999, respectively. On October 22, 1999, Archstone's Board of Trustees (the "Board") declared the fourth quarter 1999 cash distribution of $0.37 per Common Share, payable on November 30, 1999, to shareholders of record on November 15, 1999. On March 31, June 30, and September 30, 1999, Archstone paid quarterly dividends of $0.4984 per Cumulative Convertible Series A Preferred Share of Beneficial Interest (the "Series A Convertible Preferred Shares"), $0.5625 per Series B Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series B Preferred Shares") and $0.5391 per Series C Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series C Preferred Shares"). On September 30, 1999, Archstone also paid a prorated quarterly dividend of $0.3342 per Series D Cumulative Redeemable Preferred Share of Beneficial Interest (the "Series D Preferred Shares"). Collectively, the Series A Convertible Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are referred to as the "Preferred Shares".

(7) Shareholders' Equity

     On August 6, 1999, Archstone sold 2,000,000 Series D Preferred Shares at $24.2125 per share (after underwriters' commissions) in an underwritten public offering. The Series D Preferred Shares have a liquidation preference of $25 per share and were issued to yield $2.1875 or 8.75% per annum, payable quarterly. The net proceeds of approximately $48.3 million (net of underwriting and offering costs) were used to repay borrowings under Archstone's unsecured credit facilities.

     In February 1999, the Board authorized the repurchase of up to $100 million of Archstone's Common Shares. At the conclusion of the program in July 1999, Archstone had repurchased 5.04 million of its Common Shares at a weighted average price of $19.78 per share, for a total purchase price of $100.0 million. In September 1999, the Board authorized an additional repurchase of up to $50 million of Archstone's Common Shares. As of September 30, 1999, Archstone had repurchased 127,000 of its Common Shares in the $50 million share repurchase program at a weighted average price of $19.72 per share for a total purchase price of $2.5 million. Proceeds from apartment community dispositions were used to reduce Archstone's unsecured credit facilities, providing the capacity to fund the share purchases.

     During the nine months ended September 30, 1999, approximately 335,500 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 451,900 Common Shares. In addition, 314,700 partnership units, in a partnership of which Archstone is the sole general partner, were exchanged for 314,700 Common Shares. The activity is included in "Other, net" in the accompanying Condensed Statement of Shareholders' Equity.

     At September 30, 1999, Security Capital Group Incorporated, Archstone's largest shareholder, owned approximately 39% of Archstone's Common Shares outstanding.

(8) Segment Data

     During 1998, Archstone adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information about operating segments in financial statements, as well as related disclosures about products and services, geographic areas and major customers.

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

                          Archstone Communities Trust

             Notes to Condensed Financial Statements - (Concluded)

     Following are reconciliations of the reportable segment's: (i) revenues to Archstone's consolidated revenues and (ii) NOI to Archstone's consolidated earnings from operations (in thousands):

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                      ----------------------   -----------------------
                                                                        1999         1998         1999         1998
                                                                      ---------   ----------   ----------   ----------
Reportable apartment community segment revenues..................      $160,377     $149,836     $468,515     $327,283
Other non-reportable operating segment revenues/(1)/.............         8,495        9,209       25,061       25,549
                                                                       --------    ---------   ----------   ----------
Total segment and consolidated revenues..........................      $168,872     $159,045     $493,576     $352,832
                                                                       ========    =========   ==========   ==========


                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                      ---------------------    -----------------------
                                                                         1999        1998         1999          1998
                                                                      ----------  ----------   ----------     --------
Reportable apartment community segment Net Operating Income......       $105,773    $ 93,831     $305,799     $208,406
Other non-reportable operating segment Net Operating Income......          1,176       1,414        2,919        3,769
                                                                        --------    --------     --------     --------
     Total segment Net Operating Income..........................       $106,949      95,245     $308,718     $212,175
                                                                        --------    --------     --------     --------

Reconciling items:

     Other income................................................          7,326       7,529       22,132       21,211
     Depreciation on real estate investments.....................        (32,742)    (31,903)     (96,989)     (64,276)
     Interest expense............................................        (31,777)    (24,522)     (87,818)     (56,151)
     General and administrative expenses.........................         (5,958)     (5,136)     (16,462)     (10,999)
     Other expenses..............................................           (437)     (3,252)      (4,475)      (6,652)
                                                                        --------    --------     --------     --------
Consolidated earnings from operations............................       $ 43,361    $ 37,961     $125,106     $ 95,308
                                                                        ========    ========     ========     ========

(1) Includes $17.6 million and $17.1 million of interest income on the convertible mortgage notes receivable for the nine months ended September 30, 1999 and 1998, respectively. Also includes revenues generated from the operation or sale of other real estate assets, interest income and other income.

     Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of Archstone's consolidated revenues.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Trustees and Shareholders
of Archstone Communities Trust



  We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust as of September 30, 1999, the related condensed statements of earnings for the three and nine month periods ended September 30, 1999 and 1998, the condensed statement of shareholders' equity for the nine month period ended September 30, 1999 and the condensed statements of cash flows for the nine month periods ended September 30, 1999 and 1998. These condensed financial statements are the responsibility of the Trust's management.

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

Chicago, Illinois
October 25, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following information should be read in conjunction with Archstone's 1998 Form 10-K as well as the financial statements and notes included in Item 1 of this report. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These forward-looking statements are based on current expectations and projections about the industry and markets in which Archstone operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except for its ongoing obligations to disclose material information as required by the federal securities laws, Archstone undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. See Archstone's 1998 Form 10-K "Item 1. Business" for a discussion of risk factors that could impact Archstone's future financial performance.

Results of Operations

 Three and Nine Months Ended September 30, 1999 Compared to September 30, 1998

  Net earnings attributable to Common Shares for the three months ended September 30, 1999 and 1998 were $65.2 million and $51.9 million, respectively, an increase of $13.3 million (25.6%). This net increase resulted from a $5.4 million increase in earnings from operations, a $6.7 million increase in net gains on dispositions of depreciated real estate and a $1.5 million extraordinary item related to the write-off of unamortized loan costs in 1998. The increases were partially offset by a $0.3 million increase in Preferred Share dividends.

  Net earnings attributable to Common Shares for the nine months ended September 30, 1999 and 1998 were $153.5 million and $115.3 million, respectively, an increase of $38.2 million (33.2%). This net increase resulted from a $29.8 million increase in earnings from operations and a $10.2 million increase in net gains on dispositions of depreciated real estate. The increases were partially offset by a $2.2 million increase in Preferred Share dividends. The Atlantic Merger, which was consummated in July 1998, contributed to higher revenues and operating expenses for the nine months ended September 30, 1999 as compared to the same period in the prior year.

 Apartment Community Operations

  At September 30, 1999, investments in apartment communities comprised over 99% of Archstone's total real estate portfolio, based on total expected investment. The following table summarizes the NOI generated from Archstone's apartment communities for each period (in thousands, except for units and percentages):


                                            Three Months Ended September 30,          Nine Months Ended September 30,
                                        -------------------------------------------------------------------------------
                                             1999          1998       Increase       1999           1998       Increase
                                           --------      --------     ---------    ---------      --------     ---------
Rental revenues.........................   $160,377      $149,836        7.0%       $468,515      $327,283       43.2%
Property operating expenses:
 Rental expenses........................     42,686        43,076      (0.9)%        122,740        90,381       35.8%
 Real estate taxes......................     11,918        12,929      (7.8)%         39,976        28,496       40.3%
                                           --------      --------      ------      ---------      --------       -----
  Total property operating expenses.....     54,604        56,005      (2.5)%        162,716       118,877       36.9%
                                           --------      --------      ------      ---------      --------       -----
Net operating income....................   $105,773      $ 93,831       12.7%       $305,799      $208,406       46.7%
                                           ========      ========      ======      =========      ========       =====
Operating margin                               66.0%         62.6%       3.4%           65.3%         63.7%       1.6%
(NOI/rental revenues)...................   ========      ========      ======      =========      ========       =====
Average number of operating units.......     68,957        67,396        2.3%         68,999        50,998       35.3%
                                           ========      ========      ======      =========      ========       =====

  The increase in net operating income for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 is attributable to an increase in rental revenues from operating communities and the successful lease-up of development communities. A key component of Archstone's strategy is the redeployment of capital from non-core secondary markets to supply-constrained, high-growth markets, such as Northern and Southern California; Boston, Massachusetts; Chicago, Illinois; and Minneapolis, Minnesota, which typically command higher rental rates and more stable revenue growth. During the quarter ended September 30, 1999, Archstone's 164 operating communities (48,726 units) which have been in operation since July 1, 1998 produced NOI growth of 4.4% as compared to the same period in 1998. A decrease in real estate taxes also contributed to the increase in net operating income as a result of successful challenges to property tax assessments in certain tax jurisdictions. The slight decrease in rental expenses is due to expense controls, including increased levels of utility reimbursements from residents.

  The increase in net operating income for the nine months ended September 30, 1999 and September 30, 1998 is generally due to the same factors noted above for the three months, coupled with an increase in operating communities due to the Atlantic Merger. Archstone's 140 communities (41,766 units) which have been in operation since January 1, 1998, posted NOI growth of 5.2% for the first nine months of 1999 as compared to the same period of 1998. This growth in NOI was driven primarily by strong revenue growth in several of Archstone's target markets, including Northern and Southern California; Washington, D.C.; and Denver, Colorado, combined with a slight reduction in expenses. Increased operating efficiencies and Archstone's commitment to customer-focused operations have contributed to the improvement in NOI.

  Approximately 85.7% and 83.4% of Archstone's operating portfolio was classified as stabilized (meaning that development/redevelopment, new marketing programs and possibly new management have been completed for a sufficient period of time to achieve 93% occupancy at market rents) as of September 30, 1999 and 1998, respectively. The full impact on NOI from Archstone's development activities and, to a lesser extent, acquisition activities, is not reflected until after the communities are stabilized. As newly developed buildings are completed and leased, NOI increases until the overall community is producing a stabilized yield, which is generally achieved 18 to 24 months after construction commences. Management believes Archstone's operating results continue to demonstrate that its development activities contribute positively to long-term performance of the company.

  Management believes that future property operating results will be positively impacted by Archstone's customer focused operating initiatives and its national branding strategy. This strategy was designed to increase customer loyalty and reduce turnover rates through quality service guarantees and other similar initiatives .

 Depreciation Expense

  The increase in depreciation expense for the three months ended September 30, 1999 compared to September 30, 1998 is primarily due to the increase in the cost basis of operating communities as a result of Archstone's active capital redeployment program. The increase in depreciation expense for the nine months ended September 30, 1999 compared to September 30, 1998 resulted primarily from an increase in the number of operating communities due to the Atlantic Merger. The increases were partially offset by dispositions.

 Interest Expense

  The increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of Archstone's investment activities. These higher borrowing costs were partially offset by the capitalization of interest on apartment development activities. Capitalized interest decreased in the third quarter of 1999, relative to the same period in 1998, due to more completions and lower development expenditures. Interest expense is expected to be higher in 1999 as compared to 1998 primarily due to the debt assumed in the Atlantic Merger and the additional debt issued in 1998 and 1999.

 General and Administrative Expenses

  The overall increases in general and administrative expenses for the three and nine months ended September 30, 1999 compared to the same period in 1998 relate in part to the costs incurred in expanding into new markets such as Boston, Massachusetts; Chicago, Illinois; and Minneapolis, Minnesota, and the costs related to the development of customer-service and technology initiatives, including internet and telecommunication services being offered to customers. The increase in general and administrative expenses for the nine months ended September 30, 1999 compared to September 30, 1998 is also attributable to the incremental costs associated with operating the company after the Atlantic Merger.

 Provision for Possible Loss on Investments

  In March 1999, management concluded that the full recovery of certain real estate investments was doubtful. As a result, a provision for possible loss of $2.0 million, which is included in "Other" in the accompanying Condensed Statements of Earnings, was recorded to reduce these assets to their estimated net realizable value. A similar provision of $3.0 million ($2.3 million of which related to certain mortgage notes receivable secured by other real estate assets) was recorded in June 1998.

 Gains on Dispositions of Depreciated Real Estate

  During the three months ended September 30, 1999, Archstone disposed of 15 apartment communities and certain other real estate assets, representing gross proceeds of $215.3 million. Archstone disposed of six apartment communities and certain other real estate assets, representing gross proceeds of $122.4 million during the three months ended September 30, 1998. Aggregate net gains of $27.9 million and $21.2 million were recorded for the three months ended September 1999 and 1998, respectively.

  During the nine months ended September 30, 1999, Archstone disposed of 30 apartment communities and certain other real estate assets, representing gross proceeds of $413.8 million. Archstone disposed of 11 apartment communities and certain other real estate assets, representing gross proceeds of $223.5 million during the nine months ended September 30, 1998. Aggregate net gains of $46.9 million and $36.7 million were recorded for the nine months ended September 30, 1999 and 1998, respectively.

  As part of its ongoing asset optimization strategy, Archstone had 24 apartment communities and certain other real estate assets under contract or letter of intent for sale with an aggregate carrying value of $303.7 million as of September 30, 1999. Subject to normal closing risks, Archstone expects to complete these and other dispositions during 1999 or the first quarter of 2000, and use the proceeds to fund future investment opportunities and repay borrowings on Archstone's credit facilities. As part of management's long-term strategy of proactively managing its investments, Archstone intends to continue to pursue favorable opportunities to dispose of assets that do not meet its long-term investment criteria, and to use such proceeds for incremental investments in its specifically targeted markets, including Washington, D.C.; Boston, Massachusetts; Chicago, Illinois; Minneapolis, Minnesota; and selected markets in California.

 Preferred Share Dividends

  The higher level of Preferred Share dividends for the three months ended September 30, 1999 compared to September 30, 1998, is attributable to the issuance of the Series D Preferred Shares on August 6, 1999. The higher level of Preferred Share dividends for the nine months ended September 30, 1999 compared to September 30, 1998, is attributable to the assumption of the Series C Preferred Shares in the Atlantic Merger, an increase in the Series A Convertible Preferred Share dividend rate, and the issuance of the Series D Preferred Shares. The increases are partially offset by conversions of Series A Convertible Preferred Shares into Common Shares.


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

  Archstone continues to focus on community dispositions in its non-core markets as a source of funds for incremental strategic investments in its targeted markets, which include Northern and Southern California; Washington, D.C.; Boston, Massachusetts; Chicago, Illinois; and Minneapolis, Minnesota. Additionally, during the third quarter of 1999, Archstone issued $50 million of Series D Preferred Shares, and subsidiaries of Archstone issued $13 million of Series E Preferred Units and $20 million of Series F Preferred Units. The net proceeds from these capital-raising activities aggregated approximately $80.5 million. After using these proceeds to repay borrowings on its unsecured credit facilities, Archstone had approximately $373.6 million of undrawn capacity on its unsecured credit facilities to fund incremental investment opportunities on November 4, 1999. As of September 30, 1999, the Company had only $112.3 million of debt with final maturities in 1999 and 2000, excluding its unsecured credit facilities. Additionally, Archstone has $4.1 billion of unencumbered assets. Accordingly, Archstone believes its financial and liquidity position are relatively strong and it is well positioned to capitalize on investment opportunities that may arise during the remainder of 1999 and 2000.

 Operating Activities

  Net cash flow provided by operating activities increased by $50.1 million (32.6%) for the nine months ended September 30, 1999 as compared to the same period of 1998. This increase in cash flow is due primarily to operating communities acquired in the Atlantic Merger in July 1998, newly developed apartment communities coming on line and cash flow growth from existing apartment communities.

 Investing and Financing Activities

  During the nine months ended September 30, 1999 and 1998, Archstone invested $575.0 million and $437.5 million, respectively, in real estate investments. The $575.0 million invested in real estate and the repurchase of $102.5 million of Common Shares during the nine months ended September 30, 1999 were financed primarily from property dispositions, tax-deferred exchange escrow proceeds, cash flow from operations, proceeds from preferred share and preferred share unit issuances, and additional borrowings. The $437.5 million invested in real estate during the nine months ended September 30, 1998 was financed primarily from property dispositions, tax-deferred exchange proceeds, cash flow from operations and borrowings under Archstone's unsecured credit facilities. These unsecured credit facilities were partially repaid with proceeds from the issuance of $171.2 million of Long-Term Unsecured Debt during the period.

  Other significant financing activities included the payment of $173.7 million and $129.9 million in Common Share and Preferred Share distributions for the nine months ended September 30, 1999 and 1998, respectively. The increases are primarily attributable to an increase in the overall number of Common Shares outstanding, Series C Preferred Shares assumed in the Atlantic Merger in 1998, the issuance of the Series D Preferred Shares and an increase in the cash distributions paid per Common Share. Archstone prepaid mortgages of $29.3 million and $40.0 million during the nine months ended September 30, 1999 and 1998, respectively.

  Archstone's significant non-cash investing and financing activities during the nine months ended September 30, 1999 and 1998 included the assumption of mortgage debt relating to operating community acquisitions, and the conversion of Series A Convertible Preferred Shares into Common Shares.

 Scheduled Debt Maturities and Line of Credit Balances

  In order to reduce refinancing risk, Archstone's long-term debt obligations are carefully structured to create a relatively level principal maturity schedule in an attempt to minimize the requirement for large payments due in any single year. On October 15, 1999, Archstone repaid $30.0 million of Long-Term Unsecured Debt. After giving effect to this repayment, Archstone has only $5.5 million of long-term debt payments with final maturities due during the remainder of 1999 and only $76.8 million of final maturities during 2000.

  Archstone currently has $850 million in total borrowing capacity under its unsecured credit facilities, with $476.4 million outstanding and an available balance of $373.6 million on November 4, 1999. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 6.3%, 7.3% and 6.1% respectively, as of September 30, 1999.

 Shareholder Dividend/Distribution Requirements

  Based on current distribution levels (excluding the impact of anticipated future increases in Archstone's dividend/distribution levels) and the number of Archstone shares outstanding as of September 30, 1999, the company anticipates that it will pay the following dividends/distributions during the next 12 months (in thousands):

Common Share distributions.....................................  $206,722
Series A Convertible Preferred Share dividends.................     7,569
Series B Preferred Share dividends.............................     9,450
Series C Preferred Share dividends.............................     4,312
Series D Preferred Share dividends.............................     4,375
Series E Preferred Unit distributions..........................     1,089
Series F Preferred Unit distributions..........................     1,625
Other distributions on minority interests......................       885
                                                                 --------
Total dividend/distribution requirements.......................  $236,027
                                                                 ========

 Share Repurchase Program

  In February 1999, the Board authorized the repurchase of up to $100 million of Archstone's Common Shares. At the conclusion of the program in July 1999, Archstone had repurchased 5.04 million of its Common Shares at a weighted average price of $19.78 per share, for a total purchase price of $100.0 million. In September 1999, the Board authorized an additional repurchase of up to $50 million of Archstone's Common Shares. As of November 4, 1999, Archstone had repurchased 405,100 of its Common Shares in the $50 million share repurchase program at a weighted average price of $19.80 per share for a total purchase price of $8.0 million. Proceeds from apartment community dispositions were used to reduce Archstone's unsecured credit facilities, providing the capacity to fund the share repurchases.

 Planned Investments

  Following is a summary of unfunded planned investments as of September 30, 1999 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that Archstone plans to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone is contractually committed to fund. For community acquisitions under contract, only the transactions with non-refundable earnest money are reflected as "Committed".

                                                                                Planned Investments
                                                              -----------   ---------------------------
                                                                  Units     Discretionary    Committed
                                                              -----------   -------------   -----------
      Planned operating community improvements.............             -   $     69,846    $       921
      Communities under construction.......................         7,974              -        217,455
      Communities In Planning and owned....................         2,520        229,067              -
      Communities In Planning and Under Control............         2,696        312,292              -
      Operating community acquisitions under contract or
        letter of intent...................................         1,716        128,450         92,975
                                                              -----------   ------------    -----------
                Total......................................        14,906   $    739,655    $   311,351
                                                              ===========   ============    ===========

  Archstone anticipates completion of most of the communities that are currently under construction and the planned operating community improvements in the remainder of 1999 and 2000 and expects to start construction on two or three communities that are currently in planning, during the remainder of 1999. Acquisitions of operating communities that are currently under contract or letter of intent are expected to be funded with disposition proceeds during the remainder of 1999 and early 2000. No assurances can be given that communities Archstone does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than Archstone's current estimates.

 Funding Sources

  Archstone expects to finance its investment activities and operating expenses, including those outlined above, primarily with cash flow from operating activities, disposition proceeds and borrowings under its unsecured credit facilities, prior to arranging long-term financing. At September 30, 1999, Archstone had 24 apartment communities and certain other real estate assets under contract or letter of intent for sale with an aggregate carrying value of $303.7 million. Subject to normal closing risks, Archstone expects to complete these and other dispositions during 1999 or the first quarter of 2000.
Archstone also routinely uses its unsecured credit facilities to facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields.

  In addition, Archstone currently has $777.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to its ability to effect offerings on satisfactory terms. Archstone also continues to explore the potential monetization of its $221.3 million (face amount at September 30, 1999) investment in its convertible mortgage notes receivable. Management views the future sale or other monetization of these assets as a potential source of funds, although there is presently no established market for these securities.

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

     In 1997, Archstone began to address the year 2000 issue (that is, the fact that some systems might fail or produce inaccurate results using dates in or around the year 2000). All of Archstone's key IT systems, including its property management and financial accounting software, have been replaced or upgraded. Management believes, based on statements by vendors and on its own testing, that all of the replacements and upgrades for mission-critical IT systems are year 2000 ready.

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

     Archstone's historical costs for addressing the year 2000 issue are not material and management does not anticipate that its future costs associated with the year 2000 issue will be material. Archstone does not separately track the internal costs incurred for year 2000 compliance issues. Such costs are principally the related payroll of its information technology group. Although the cost of replacing Archstone's key IT systems is substantial, the replacements have been made to improve operational efficiency and were not accelerated due to the year 2000 issue. Funds expended to date to address year 2000 issues have come from operating cash flow. Archstone has not delayed any material projects as a result of the year 2000 issue.

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

 Funds From Operations

  Archstone believes that funds from operations is helpful to the reader as one commonly used measure of the performance of an equity real estate investment trust ("REIT") because, along with cash flow from operating, investing and financing activities, it provides the reader with an indication of the ability of Archstone to incur and service debt, to make capital expenditures, to make Common Share and Preferred Share distributions and to fund other cash needs. Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance as an indicator of Archstone's operating performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by Archstone, while consistent with the National Association of Real Estate Investment Trusts' definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash available to shareholders. Cash distributions paid to shareholders are summarized above in "--Shareholder Dividend/Distribution Requirements". Funds from operations were as follows (amounts in thousands):

                                                                     Three Months          Nine Months
                                                                  Ended September 30,   Ended September 30,
                                                                  -------------------   -------------------
                                                                    1999       1998       1999       1998
                                                                  --------   --------   --------   --------
Net earnings attributable to Common Shares - Basic..............  $ 65,234   $ 51,945   $153,538   $115,307
Add (Deduct):
  Depreciation on real estate investments.......................    32,742     31,903     96,989     64,276
  Gains on dispositions of depreciated real estate, net.........   (27,909)   (21,204)   (46,887)   (36,688)
  Nonrecurring expenses.........................................         -      2,193          -      2,193
  Other, net....................................................       (74)     1,511      3,143      3,772
                                                                  --------   --------   --------   --------
Funds from operations attributable to Common Shares - Basic.....    69,993     66,348    206,783    148,860
  Dividends on Series A Preferred Shares........................     1,922      2,283      6,351      7,026
  Minority interest.............................................       221          -        559          -
  Incremental options...........................................         7          -         12          -
                                                                  --------   --------   --------   --------
Funds from operations attributable to Common Shares - Diluted...  $ 72,143   $ 68,631   $213,705   $155,886
                                                                  ========   ========   ========   ========
FFO weighted average Common Shares outstanding - Diluted........   145,473    150,600    146,583    117,475
                                                                  ========   ========   ========   ========


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

  See Archstone's 1998 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of Archstone's interest rate sensitive assets and liabilities. As of September 30, 1999, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Archstone's 1998 Form 10-K, as compared to their respective book values. See "Item 1. Financial Statements, Note 3, Borrowings" for information on Archstone's derivative financial instruments.

                           PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          4.1 --Articles Supplementary dated August 13, 1999 related to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest

          4.2 --Certificate of Correction, dated October 12, 1999, to the Articles Supplementary, dated August 13, 1999, related to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest

          4.3 --Articles Supplementary dated September 27, 1999 related to the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest

          12.1   --Computation of Ratio of Earnings to Fixed Charges

          12.2 --Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

          15.1 --Letter from KPMG LLP dated November 11, 1999 regarding unaudited financial information

          27     --Financial Data Schedule

          99.1   --Current Development Activity

     (b)  Reports on Form 8-K

              Date            Item Reported          Financial Statements
         --------------    -------------------    -------------------------
         August 4, 1999       Item 5, Item 7                 No

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ARCHSTONE COMMUNITIES TRUST


                             By: /s/  Charles E. Mueller, Jr.
                                 ----------------------------
                                     Charles E. Mueller, Jr.
                        Senior Vice President and Chief Financial Officer
                                  (Principal Financial Officer)



                                  BY: /s/  William Kell
                                      -----------------
                                         William Kell
                             Senior Vice President and Controller
                                (Principal Accounting Officer)



Date: November 11, 1999