Form 10-K
period 1999-12-31
ARCHSTONE COMMUNITIES TRUST/
filed 2000-03-07
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from    to    .

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

       Securities registered pursuant to Section 12(b) of the Act:  None

                                                                                Name of each exchange
                  Title of each class                                            on which registered
                  -------------------                                       ------------------------------

Common Shares of Beneficial Interest, par value $1.00 per share                   New York Stock Exchange
Cumulative Convertible Series A Preferred Shares of
   Beneficial Interest, par value $1.00 per share                                 New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of
   Beneficial Interest, par value $1.00 per share                                 New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares of
   Beneficial Interest, par value $1.00 per share                                 New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares of
   Beneficial Interest, par value $1.00 per share                                 New York Stock Exchange
Preferred Share Purchase Rights                                                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price of the registrant's Common Shares on February 23, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,654,547,000.

     At February 23, 2000, there were approximately 138,970,000 of the registrant's Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the registrant's definitive proxy statement for the 2000 annual meeting of its shareholders are incorporated by reference in Part III of this report.

                               Table of Contents

Item                                      Description                                         Page
----                                      -----------                                         ----
                                            PART I
     Glossary...............................................................................     1
1.   Business...............................................................................     3
         Archstone Communities Trust........................................................     3
         Trustees and Officers of Archstone.................................................     6
         Employees..........................................................................    10
         Insurance..........................................................................    10
         Risk Factors.......................................................................    11
2.   Properties.............................................................................    14
         Geographic Distribution............................................................    14
         Real Estate Portfolio..............................................................    15
3.   Legal Proceedings......................................................................    17
4.   Submission of Matters to a Vote of Security Holders....................................    17

                                            PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............    17
6.   Selected Financial Data................................................................    20
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..    21
         Results of Operations..............................................................    22
         Liquidity and Capital Resources....................................................    24
7A.  Quantitative and Qualitative Disclosures About Market Risk.............................    28
8.   Financial Statements and Supplementary Data............................................    29
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    30

                                           PART III

10.  Trustees and Executive Officers of the Registrant......................................    30
11.  Executive Compensation.................................................................    30
12.  Security Ownership of Certain Beneficial Owners and Management.........................    30
13.  Certain Relationships and Related Transactions.........................................    30

                                            PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    30

                                    GLOSSARY

   The following abbreviations, acronyms or defined terms used in this document are defined below:

   Abbreviation, Acronym or Defined Term                         Definition/Description
-------------------------------------------    --------------------------------------------------------------
2000 Proxy Statement.......................    Archstone's definitive proxy statement for its 2000 annual meeting of shareholders.

APB........................................    Accounting Principles Board.

Archstone..................................    Archstone Communities Trust, formerly Security Capital Pacific
                                               Trust. Financial information and references throughout this document are labeled "Archstone" for periods before and after the Atlantic Merger (when the name of the company was
                                               changed), unless indicated otherwise.

Atlantic Merger............................    In July 1998, Security Capital Atlantic Incorporated was
                                               merged with and into Security Capital Pacific Trust.  The
                                               combined company has continued its existence under the name
                                               Archstone Communities Trust and is traded on the NYSE under the symbol "ASN".

Board......................................    Archstone's Board of Trustees.

Common Share(s)............................    Archstone common shares of beneficial interest, par value
                                               $1.00 per share.

DEU(s).....................................    Dividend equivalent unit(s).

Fannie Mae.................................    Federal National Mortgage Association.

Funds From Operations......................    Net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) on dispositions of
                                               depreciated real estate, provisions for possible losses on investments, non-cash interest income, extraordinary items and significant non-recurring items.  Funds From Operations has been an industry-wide standard used to measure operating
                                               performance of a REIT since its adoption by NAREIT in 1991.
                                               Funds From Operations should not be considered as an
                                               alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
                                               The Funds From Operations measure presented by Archstone,
                                               while consistent with NAREIT's definition, will not be
                                               comparable to similarly titled measures of other REIT's that do not compute Funds From Operations in a manner consistent with Archstone.

GAAP.......................................    Generally accepted accounting principles.

In Planning................................    Parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months.

Lease-Up...................................    The phase during which newly constructed apartments are being leased for the first time, but prior to the community becoming
                                               Stabilized.

LIBOR......................................    London Interbank Offered Rate.

Long-Term Unsecured Debt...................    Collectively, Archstone's long-term unsecured senior notes payable and tax-exempt unsecured bonds.

NAREIT.....................................    National Association of Real Estate Investment Trusts.

Outside Trustees...........................    Independent members of Archstone's Board of Trustees.

       Abbreviation, Acronym or Defined Term                                Definition/Description
---------------------------------------------------   -----------------------------------------------------------------
Preferred Shares...................................     Collectively, the Archstone Series A Convertible Preferred
                                                        Shares, Archstone Series B Preferred Shares, Archstone Series
                                                        C Preferred Shares, and Archstone Series D Preferred Shares.
REIT...............................................     Real estate investment trust.

Security Capital...................................     Security Capital Group Incorporated, Archstone's largest
                                                        shareholder (39% ownership at December 31, 1999).

Series A Convertible Preferred Shares..............     Archstone Series A Cumulative Convertible Preferred Shares of
                                                        Beneficial Interest, par value $1.00 per share.

Series B Preferred Shares..........................     Archstone Series B Cumulative Redeemable Preferred Shares of
                                                        Beneficial Interest, par value $1.00 per share.  These shares are not convertible.

Series C Preferred Shares..........................     Archstone Series C Cumulative Redeemable Preferred Shares of
                                                        Beneficial Interest, par value $1.00 per share.  These shares are not convertible.

Series D Preferred Shares..........................     Archstone Series D Cumulative Redeemable Preferred Shares of
                                                        Beneficial Interest, par value $1.00 per share.  These shares are not convertible.

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

                                     PART I


Item 1. Business

Archstone Communities Trust

     Archstone Communities Trust (NYSE: ASN) is a leading real estate operating company focused on the development, acquisition, redevelopment, operation and ownership of apartment communities in markets and sub-markets with high barriers to entry across the United States. As of December 31, 1999, we had 267 apartment communities, representing 80,556 units, including 12,301 units in our development pipeline under construction and In Planning, in markets that include 33 of the nation's 50 largest metropolitan markets.

     Our principal focus is to maximize shareholder value by:

 .    Owning apartment communities in markets with high barriers to entry, limited new supply and strong economic growth;

 .    Generating long-term sustainable growth in cash flow from operations;

 .    Creating value through the development of new apartment communities;

 .    Thoughtfully managing our invested capital, through the disposition of assets that no longer meet the company's investment objectives, in an effort to maximize long-term value creation; and

 .    Leveraging technology to strengthen Archstone's brand position and reputation for quality.

1999 Accomplishments

 .    Net operating income for our communities which have been in operation since
     January 1, 1998 increased 6.2% in 1999 as compared to 1998, with a 14.1% increase in California and an 8.1% increase in Washington, D.C.

 .    As of December 31, 1999, our development pipeline totaled $1.3 billion, including $823.4 million of communities under construction and $510.9 million of communities In Planning.

 .    Twenty-two development communities achieved Stabilization, adding a total of 5,527 units, representing a Total Expected Investment of $460.9 million, to our operating portfolio.

 .    We completed the disposition of $589.3 million of communities in secondary, non-core markets, which was redeployed primarily into long-term investments in core, high-growth markets.

 .    We completed a $100 million share repurchase program and announced a $50 million share repurchase program that is currently in progress. Through both programs, we have repurchased a total of $121.6 million of Common Shares (6.1 million shares at an average price of $19.76 per share) as of December 31, 1999.

 .    We significantly streamlined the move-in and move-out process for residents through SafeRent/SM/, an Internet-based credit scoring model which allows us to approve a customer's application in less than 30 seconds, and our Instant Refunds program, which allows us to return customers' security deposits when they need it most--on the day they move out.

 .    We created several strategic alliances to broaden our suite of value-added services for residents. Through BroadbandNOW!, Archstone will provide high-speed Internet access across our national portfolio--making us the first apartment company in the industry to roll out this kind of service. In addition, we were the first apartment company to sign an agreement with AT&T to market their long distance service nationally.

 .    Archstone paid dividends of $1.48 per Common Share, a 6.5% increase over
     Common Share dividends paid in 1998, which represents the company's 24th consecutive year of Common Share dividend payments. We announced Archstone's anticipated 2000 dividend level of $1.54 per share, a 4.1% increase over the 1999 level. Including the announced increase, the company's annual dividend per share has grown 120% since 1992.

Investment Strategy

     We use extensive research to identify investment opportunities we believe will produce total returns in excess of the company's long-term cost of capital. We believe the company's long-term cost of equity capital is 13 - 14%, which when combined with long-term debt rates as of December 31, 1999, gives Archstone a weighted average long-term cost of capital of approximately 11%. We only make an investment when the total return, which includes the initial yield plus expected long-term value creation through continued growth in net operating income, will exceed the company's long-term cost of capital.

     We focus Archstone's investment activities on markets characterized by: (i) attractive long-term economic fundamentals; (ii) high barriers to entry against new supply; and (iii) expensive single-family housing. Barriers to entry exist when there is a very limited amount of land zoned for apartment development, and where local municipalities are reluctant to zone additional land for apartment communities. Examples of high-barrier markets include the Washington, D.C. metropolitan area, Boston, Chicago, Minneapolis, the San Francisco Bay area, and San Diego--all markets where Archstone continues to establish a long-term strategic presence. We believe that the consistent growth in demand and limited competition typical of Archstone's target markets maximizes our ability to produce sustainable long-term cash flow growth.

     We use a sophisticated capital allocation strategy to maximize the return on Archstone's invested capital. Our disciplined investment strategy is executed through the following four internal capabilities:

1. Development. We place considerable emphasis on the value created through the development of apartment communities. Currently, the company's development pipeline totals $1.3 billion, including $823.4 million of communities under construction and $510.9 million of communities In Planning. In 1999, the company completed $534.1 million of new development communities, representing 6,678 units in markets that include greater Washington D.C. and Orange County, California.

     We believe that Archstone's locally based development infrastructure creates a significant competitive advantage in identifying and completing very attractive investment opportunities in Archstone's core markets, and expect our development capability to continue to be a key contributor to growth as communities are completed and Stabilized at attractive yields during the next several years.

2. Dispositions. We continue to pursue favorable opportunities to dispose of assets that no longer meet our long-term investment criteria, and redeploy the proceeds into new investments with more attractive long-term growth prospects. We have disposed of more than $1.6 billion of assets since the beginning of 1996, generating aggregate gains of $213.3 million and producing an average annual unleveraged rate of return during the holding period of 13.1%.

     In 1999, we made significant progress in aggressively concentrating our portfolio in high-growth metropolitan markets. The company has exited ten secondary markets with limited barriers to entry: Sacramento, California; Sarasota, Florida; Asheville, North Carolina; Oklahoma City and Tulsa, Oklahoma; Columbus, Ohio; El Paso, Texas; Memphis, Tennessee; Santa Fe, New Mexico; and Omaha, Nebraska. In addition, we significantly reduced our presence in low-barrier markets including Dallas and Houston, Texas; Birmingham, Alabama; Tucson, Arizona; and Jacksonville, Florida. Proceeds from dispositions were redeployed primarily into investments in the San Francisco Bay area, Southern California, Washington, D.C., Boston, Chicago and Minneapolis--all high-growth, supply-constrained markets.

3. Acquisitions. We have completed more than $2.8 billion in acquisitions since 1992. In mid-1997, we determined that pricing for acquisitions had become relatively unattractive. From July 1, 1997 through December 31, 1999, the company's aggregate dispositions have exceeded acquisitions by $275.9 million. All of the company's $409.2 million of acquisitions in 1999 were funded with disposition proceeds through 1031 tax-deferred exchanges.

     Our locally based acquisition infrastructure allows the company to continue to take advantage of selected opportunities in markets with excellent growth prospects as they become available.

4. Redevelopment. Our redevelopment strategy is to reposition well-located assets through value-added renovations including upgrades to interiors, exteriors, leasing offices, landscaping and amenities. In addition, the company has invested in revenue-enhancing capital expenditures such as building garages/carports and adding storage facilities, and also expense-reducing expenditures such as water sub-metering systems and xeriscaping. Archstone had completed the redevelopment of 37 communities whose Total Expected Investment including the redevelopment costs aggregated $767.4 million, over the past six years, and had 16 communities in redevelopment, whose Total Expected Investment including the expected redevelopment costs aggregated $420.1 million as of December 31, 1999.

     By executing our sophisticated capital allocation strategy, we expect to solidify our position as a company with long-term investments concentrated in core positions in markets and sub-markets with strong economic fundamentals and significant supply constraints.

     We believe Archstone's Common Shares represent an attractive investment opportunity. Therefore, in February 1999, we announced a $100 million share repurchase program, which was completed in July 1999. In September 1999, we announced an additional $50 million share repurchase program. As of December 31, 1999, we had repurchased a total of $121.6 million of Common Shares (6.1 million shares at an average price of $19.76 per share) under both programs.

Customer-focused Operations

     We are dedicated to maximizing Archstone's operating performance by providing a high-quality lifestyle to our customers in a consistent manner across our diverse portfolio. We actively pursue the ongoing development of innovative ideas, programs and services designed to enhance the customer experience and relationship with the Archstone brand, while also improving cash flow growth.

     In 1999, we led the industry by launching several new programs that significantly improve relationships with our customers:

 .    SafeRent/SM/ Resident Screening is an Internet-based credit scoring model that allows us to approve customer applications in less than 30 seconds--a dramatic improvement compared to the industry standard of one to two days. Archstone was the first company in the apartment industry to launch this technology. Utilizing a proprietary credit scoring model similar to those used extensively by the nation's consumer credit card and mortgage companies to assess risk, SafeRent provides a more accurate prediction of an applicant's likelihood of fulfilling a lease obligation, while substantially improving our point-of-sale relationship with the customer. And, since the model is completely objective and correlates highly with expected lease performance, the company's exposure to financial and fair-housing risk is also substantially diminished.

 .    Archstone's Instant Refunds Program allows us to return security deposits when customers need them most--on the day they move out, rather than the industry standard of 30 to 45 days. The Instant Refunds Program reduces processing costs and we believe it leaves customers with a lasting, positive impression of the company, which is expected to increase the likelihood for customer referrals.

 .    BroadbandNOW!/TM/ is a high-speed Internet service, which is up to 100 times faster than typical dial-up modem service. Our alliance with BroadbandNOW! enables us to offer our customers the most sophisticated Internet technology available today. We recognized early on that high-speed data and Internet services would become a required amenity for apartment customers, and we had the foresight to perceive the intrinsic value of connecting all of our apartment communities on a nationwide Internet Protocol (IP) network. To our knowledge, Archstone is the first company in the apartment industry to make this service available to our residents, and anticipate a wide-scale national rollout of this service in 2000.

     Launched in 1997, Archstone's Seal of Service/SM/ emulates successful customer service programs from other highly competitive industries to create customer loyalty and trust while establishing the service benchmark for the apartment industry. The program features the following five unconditional service guarantees, which have contributed positively to our customer-focused operations: (i) a 100% Move-in Satisfaction Guarantee, (ii) a One-day Service Guarantee, (iii) an Archstone Rewards Program, (iv) a Customer Service Connection, and (v) an Archstone Relocation Guarantee. As an example, through the Archstone Relocation Guarantee, we have transferred approximately 2,300 residents to other Archstone communities in 1999, a 48% increase over the previous year, which has allowed us to retain an estimated $18 million in rental revenue.

     Archstone continues to be an industry leader in generating income from our operating communities through utility reimbursements, telecommunications and other customer services. Utility reimbursements, which we record as a reduction to utility expenses, were $133 per unit in 1999--an increase of 43% over 1998, and telecommunications and cable revenues were $36 per unit in 1999--a 64% increase over 1998.

Conservative Balance Sheet Management

     We are committed to preserving Archstone's strong balance sheet to enhance financial flexibility. The company has strong investment-grade debt ratings from Standard & Poors (BBB+), Moody's Investor Services (Baa1), and Duff & Phelps (A-), which are indicative of Archstone's solid financial position. It should be noted that a rating on debt securities is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time.

     One of our primary objectives is to structure Archstone's balance sheet in order to have access to capital when few others do. We believe that careful balance sheet management will allow us to take advantage of compelling investment opportunities that are more likely to emerge in a capital-constrained environment.

     During 1999, we financed our investment activity primarily through internally generated cash flow from operations, asset dispositions, and the issuance of perpetual preferred stock. To minimize refinancing risk, we are focused on ensuring that the company does not face liquidity issues in a given quarter or year. As a result, Archstone's long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any future year. Archstone has only $82.4 million of long-term debt maturing during 2000, and $80.5 million maturing in 2001. We had a total of $356.5 million of undrawn capacity on our existing short-term credit facilities and $4.1 billion of unencumbered assets as of December 31, 1999. In addition, the company had a significant equity base, with a total equity market capitalization of $3.2 billion as of December 31, 1999.

Management Depth and Succession Planning

     We believe that Archstone should have several senior executives with the leadership, operational, investment and financial skills and experience to oversee the entire operations of the company. We believe that several of Archstone's senior officers could serve as the principal executive officer and continue the company's strong performance. See "--Trustees and Officers of Archstone." Our management team emphasizes active training and organizational development initiatives for associates at all levels of the company to build long-term management depth and succession planning.

Trustees and Officers of Archstone

     In July 1998, the name of the company was changed to Archstone Communities Trust. References throughout this section are labeled "Archstone" for the post-merger period as a result of this name change. Pre-merger periods will be referenced as follows: (i) as "Archstone" for individuals who were associated with Security Capital Pacific Trust and/or its management companies and (ii) as "Atlantic" for individuals who were associated with Security Capital Atlantic Incorporated and/or its management companies. See Note 8 of Archstone's audited financial statements contained in this Annual Report for a more complete discussion of the Atlantic Merger.

  Trustees of Archstone

     C. Ronald Blankenship-50-Trustee of Archstone since March 2000, Director, Vice Chairman and Chief Operating Officer of Security Capital since May 1998; prior thereto, Managing Director of Security Capital since 1991. Advisory Trustee of Archstone from July 1998 to March 2000. Non-Executive Chairman of Archstone from June 1997 to July 1998; Chairman of Archstone from June 1991 to June 1997; Interim Chairman, Chief Executive Officer and a Director of Homestead Village Incorporated (ownership, operation and development of extended-stay lodging facilities throughout the United States) since May 1999; Director of BelmontCorp (ownership, operation and development of assisted living facilities in the United States) since May 1998; Director of Storage USA, Inc. (ownership, operation and development of self-storage facilities throughout the United States) since December 1997; Director of CarrAmerica Realty Corporation (ownership, operation and development of office properties throughout the United States) since August 1998; Trustee of City Center Retail Trust (ownership, operation and development of premier urban-infill retail facilities throughout the United States) since December 1997; and a Director of Strategic Hotel Capital Incorporated from April 1997 to September 1999.

     James A. Cardwell-68-Trustee of Archstone since May 1980; Chief Executive Officer of Petro Stopping Centers, L.P. (operation of a national chain of full-service truck stopping centers) and its predecessor since 1975; Director of El Paso Electric Company since 1990.

     Ned S. Holmes-55-Trustee of Archstone since July 1998; Director of Atlantic from May 1994 to July 1998; President and Chief Executive Officer of Laing Properties, Inc. since May 1990; Chairman and President of Parkway Investments/ Texas Inc., a Houston-based real estate investment and development company which specializes in residential (apartment and townhouse), commercial (office and warehouse) and subdivision projects since April 1984; Director of Heritage Bank and Commercial Bancshares, Inc.; Chairman of the Port Commission of the Port of Houston Authority; Director of the Institute of International Education and the Houston International Protocol Alliance; a Director of Greater Houston Partnership.

     John T. Kelley, III-59-Trustee of Archstone since January 1988; founding officer and Advisory Trustee of ProLogis Trust (ownership, operation and development of industrial parks in the United States, Mexico and Europe) since January 1993; Director of Security Capital since 1990; Director of Regency Realty Corporation (ownership, operation and development of infill retail properties throughout the United States) since March 1999, prior to which he served as Chairman of the Board of Pacific Retail Trust.

     Calvin K. Kessler-68-Trustee of Archstone since January 1972; President and principal shareholder, Kessler Industries, Inc., (manufacturer of furniture and aluminum castings) since 1960.

     Constance B. Moore-44-Trustee of Archstone since July 1998; Managing Director of the Capital Division of Security Capital since January 1999; Co-Chairman and Chief Operating Officer of Archstone from July 1998 to December 1998, at which time she left Archstone to become an employee of Security Capital; Director, Co-Chairman and Chief Operating Officer of Atlantic from January 1996 to July 1998; Managing Director of Archstone from May 1994 to December 1995.

     James H. Polk, III-57-Trustee of Archstone since January 1976; Managing Director, SING LTD. Co. (ownership, operation and development of self-storage facilities), since January 1998; Managing Director of Security Capital Markets Group Incorporated from August 1992 to June 1997 and President from March 1997 to June 1997; affiliated with Archstone from January 1976 to June 1997 in various capacities, including Trustee, President, and Chief Executive Officer; past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.; Director, M.D. Anderson Hospital, Houston, Texas, and Mortgage West, Santa Fe, New Mexico.

     John M. Richman-72-Trustee of Archstone since July 1998; Director of Atlantic from September 1996 to July 1998; Counsel to the law firm of Wachtell, Lipton, Rosen & Katz from January 1990 to October 1996 and from April 1997 to present; former Chairman and CEO of Kraft Foods; Director, Evanston Northwestern Healthcare, Chicago Council on Foreign Relations and Lyric Opera of Chicago; Life Trustee of the Chicago Symphony Orchestra and Northwestern University; retired Director of R.R. Donnelley & Sons Company and served as Acting Chairman and Chief Executive Officer of that company from October 1996 to April 1997; retired Director of BankAmerica Corporation, Bank of America National Trust and Savings Association, and USX Corporation. Member, The Business Council and The Commercial Club of Chicago.

     John C. Schweitzer-55-Trustee of Archstone since April 1976; Director of Homestead Village Incorporated (ownership and operation of extended-stay lodging facilities) since April 1997; Director of Regency Realty Corporation (ownership, operation and development of infill retail properties throughout the United States) since March 1999; Trustee of Pacific Retail Trust from June 1997 to February 1999; President, Westgate Corporation (real estate and investments) since 1976; Managing Partner, Campbell Capital Ltd. (real estate and investments) since 1976; Trustee of Texas Christian University; Director of Chase Bank of Texas-Austin and KLRU Public Television, Austin, Texas.

     R. Scot Sellers-43-Trustee of Archstone since July 1998; Chairman and Chief Executive Officer of Archstone since December 1998, where he has overall responsibility for Archstone's strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of Archstone from July 1998 to December 1998; President and Chief Executive Officer of Archstone from June 1997 to July 1998; from September 1994 to June 1997, Managing Director of Archstone, where he had overall responsibility for Archstone's investment strategy and implementation; Senior Vice President of Archstone from May 1994 to September 1994; from April 1993 to May 1994, Senior Vice President of Security Capital, where he was responsible for portfolio acquisitions from institutional sources.

  Executive Officers of Archstone

     The executive officers of Archstone are:

Name                            Title
----                            -----
R. Scot Sellers...............  Chairman and Chief Executive Officer
Patrick R. Whelan.............  Chief Operating Officer
Charles E. Mueller, Jr........  Chief Financial Officer
Richard A. Banks..............  Managing Director
J. Lindsay Freeman............  Managing Director

  Biographies of Executive and Senior Officers

     R. Scot Sellers-43-See "Trustees of Archstone" above.

     Patrick R. Whelan-42-Chief Operating Officer of Archstone since December 1998, where he has overall responsibility for operations of the company; Managing Director of Archstone since December 1996; previously, President of SCG Realty Services Incorporated, where he had overall responsibility for property management nationwide; Senior Vice President and Co-Manager of apartment acquisitions for Security Capital in 1994; Senior Vice President of Trammell Crow Company (development, acquisition and management of commercial properties) from July 1986 to January 1994.

     Charles E. Mueller, Jr.-36-Chief Financial Officer of Archstone since December 1998, where he is responsible for corporate finance, accounting/reporting and investor relations; Vice President of Archstone from September 1996 to December 1998; prior thereto, he was with Security Capital Markets Group, where he provided financial services to Security Capital and its affiliates.

     Richard A. Banks-52-Managing Director of Archstone since December 1997, where he is responsible for investments and operations in the West Region; Senior Vice President of Archstone from August 1997 to December 1997; from January 1995 to August 1997, President and Chief Executive Officer of Lincoln Residential Services, where he was responsible for all aspects of leading a full service property management company of approximately 40,000 apartment units in the western United States; from July 1993 to January 1995, Vice President of Lincoln Property Company, Irvine, California, with responsibility for overall management and revenue growth for the region.

     J. Lindsay Freeman-54-Managing Director of Archstone since July 1998, where he has responsibility for investments and operations in the East Region; Managing Director of Atlantic from December 1997 to July 1998; Senior Vice President of Atlantic from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

     Daniel E. Amedro-43-Senior Vice President of Archstone since January 1999, where he has served as Chief Information Officer since March 1998; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; from March 1981 to September 1996, he was with Hyatt Hotels and Resorts, where his most recent position was Vice President of Information Services and was responsible for all strategic information systems including Spirit, Hyatt's worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

     Caroline Brower-51-Senior Vice President, General Counsel and Secretary of Archstone since September 1999, where she provides legal and corporate governance services. Ms. Brower was Executive Director and Senior Vice President of AMERITON Properties Incorporated from September 1998 to September 1999. Prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt, where she practiced transaction and real estate law.

     Neil T. Brown-43-Senior Vice President of Archstone since September 1998, where he is responsible for all investments, including the acquisition and development of new apartment communities in the East Region; Vice President from July 1998 to September 1998; Vice President of Atlantic from April 1996 to July 1998, where he had comparable responsibilities; from July 1992 to December 1995, Regional Vice President/Regional Partner of JPI Development Partners, Inc., where he was responsible for all development activity in Florida.

     Richard O. Campbell-37-Senior Vice President of Archstone since July 1998, where he is responsible for investment activity in target markets in the Midwest; Senior Vice President and Regional Managing Partner for the Dallas/Fort Worth area for JPI Partners from March 1997 to May 1998; Vice President in the Development Group for Atlantic from May 1994 to March 1997.

     Richard W. Dickason-43-Senior Vice President of Archstone since October 1997, where he has overall responsibility for investment activities in the northeastern United States; Vice President of Archstone from December 1993 to October 1997. Prior thereto, Partner and Vice President of Lincoln Property Company, Inc., where he was responsible for the acquisition, development, construction and management of a 4,000 unit multifamily residential portfolio in California.

     Joseph J. Dominguez-40-Senior Vice President of Archstone since December 1998, where he is responsible for construction and planning of development communities in the East Region; Vice President from July 1998 to December 1998; Vice President of Atlantic from April 1996 to July 1998; prior thereto, he was a member of the development group of Atlantic; from November 1984 to August 1995, Vice President of Operations for the Casden Company, where he had overall responsibility for the start-up and operations of a general contracting subsidiary.

     Dana K. Hamilton-31-Senior Vice President of Archstone since December 1998 where she is responsible for the company's investments in new e-business and technology-related initiatives, development of the Archstone brand and corporate marketing and communications; Vice President from December 1996 to December 1998, responsible for new product development and revenue enhancement through portfolio-wide initiatives, and prior thereto, she focused on national operations for Archstone and its affiliates.

     Nelson L. Henry-64-Senior Vice President of Archstone since September 1998, where he has overall responsibility for construction, planning and rehabilitation activity in the West Region; Vice President of Archstone from August 1994 to September 1998. Prior thereto, Construction Vice President for Lincoln Property Company N.C. Inc., where he was responsible for the construction of over 8,000 units in Colorado and California.

     John Jordano, III-43-Senior Vice President of Archstone since October 1997, where he has overall responsibility for investment activity in the West Region; Vice President of Archstone from August 1994 to October 1997. Prior thereto, Senior Vice President of Prospect Partners, where he was responsible for identifying and advising individual and corporate clients on financial institution and Resolution Trust Corporation apartment acquisition and investment opportunities in the western United States.

     William Kell-43-Senior Vice President and Controller of Archstone since July 1998, where he is responsible for financial reporting, accounting, budgeting and forecasting; Senior Vice President of Atlantic from December 1997 to July 1998; Vice President of Atlantic from January 1996 to December 1997, during which time he held comparable responsibilities; from June 1991 to December 1995, Vice President and Controller of Archstone, where he had overall responsibility for accounting and financial reporting.

     Mary Caperton Lester-45-Senior Vice President of Archstone since September 1998 and Vice President from July 1998 to September 1998, where she has overall responsibility for community operations in Mid-Atlantic markets; Vice President of Atlantic from July 1995 to July 1998 and with Atlantic since June 1994, during which time she held comparable responsibilities. Prior thereto, Ms. Lester was with Summit Management Company, where she specialized in new business development.

     Toni L. Lopez-42-Senior Vice President of Archstone since September 1998 and Vice President from August 1996 to September 1998, where she has overall responsibility for community operations in Denver, Colorado; Salt Lake City, Utah; and Dallas, Austin, Houston and San Antonio, Texas, and with Archstone since July 1993, where she held similar responsibilities.

     Scott V. Monroe-40-Senior Vice President of Archstone since December 1998, where he has overall responsibility for community operations in California; Vice President from August 1996 to December 1998, during which time he held comparable responsibilities; from March 1987 to July 1996, Vice President of Maxim Property Management, where he had direct management responsibility for a residential portfolio consisting of over 11,000 units located throughout California and Arizona.

     Christopher T. Nolan-36-Senior Vice President of Archstone since September 1998 and Vice President from July 1998 to September 1998, where he has overall responsibility for acquisitions and dispositions in the East Region; Vice President of Atlantic from February 1998 to July 1998; from January 1997 to February 1998, Managing Director of R&B Realty Group, where he managed their apartment community expansion effort; from December 1995 to January 1997, Vice President of Atlantic, where he had responsibility for acquisitions; from May 1994 to December 1995, he was a member of Atlantic's asset management group.

     Daniel W. Ogden-39-Senior Vice President of Archstone since September 1998, where he is responsible for community operations in New Mexico, Arizona, Nevada and portions of Southern California; Vice President from March 1995 to September 1998, during which time he held comparable responsibilities; from June 1994 to February 1995, Executive Vice President of Mutual Real Estate Corporation in Dallas, Texas, where he was responsible for the management of a multifamily portfolio containing 2,500 units in seven states.

     Jerry D. Quinn-56-Senior Vice President of Archstone since April 1999, where he is responsible for construction in the Central Region, Senior Vice President of Homestead Village Incorporated (ownership and operation of extended-stay lodging facilities) from December 1998 to March 1999, and was Vice President from December 1996 to December 1998, where he was a member of the Development group; a Vice President of Security Capital from July 1994 to December 1996.

     Glenn T. Rand-39-Senior Vice President of Archstone since September 1998 and Vice President from July 1998 to September 1998, where he is responsible for community operations in Florida and Georgia; Vice President of Atlantic from June 1996 to July 1998 and with Atlantic since May 1995, where he had comparable responsibilities; from August 1987 to April 1995, Vice President of Trammell Crow Residential and Avalon Properties, where he was responsible for operations and third party management solicitation in southern Florida and the northeastern United States.

     Gary L. Truitt-49-Senior Vice President of Archstone since December 1998, where he is responsible for Archstone's national redevelopment and purchasing activities and construction in the northeastern United States; Vice President from December 1995 to December 1998 and with Archstone since January 1995.

Employees

     Archstone currently employs approximately 2,000 individuals, of which approximately 1,600 are focused on the site-level operation of our apartment communities. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, and support functions. We consider our relationship with employees to be good. Archstone's employees are not represented by a collective bargaining agreement.

Insurance

     Archstone carries comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry, to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period, plus a 12 month extended indemnification period. Archstone's blanket property policy for all operating and development communities includes coverage for the perils of flood and earthquake. Our earthquake coverage is subject to a deductible equal to 5% of the aggregate insurance value of communities affected by any such occurrence, subject to a maximum deductible of $5 million. The maximum aggregate flood or earthquake recovery per occurrence is $450 million.

Risk Factors

     The following factors could affect Archstone's future financial performance:

  Dependence on Key Personnel

     Archstone's success depends on our ability to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on the company.

  Debt Financing Risks

     Archstone is subject to risks associated with debt financing. These risks include the risks that we will not have sufficient cash flow from operations to meet required payments of principal and interest, that we will be unable to refinance current or future indebtedness, that the terms of any refinancing will not be as favorable as the terms of existing indebtedness, and that we will be unable to make necessary investments in new business initiatives due to lack of available funds. Increases in interest rates could increase interest expense, which would adversely affect net earnings and cash available for payment of obligations. If we are unable to make required payments on indebtedness that is secured by a mortgage on Archstone's property, the asset may be transferred to the mortgagee with a consequent loss of income and value to Archstone. As of December 31, 1999, Archstone had $2.5 billion in total debt outstanding of which $694.9 million was secured by real estate assets.

  Availability of Capital

     Since mid-1998 and continuing into 2000, the real estate industry has experienced a reduced supply of favorably priced public equity and debt capital, which has generally decreased the level of new investment activity by publicly traded real estate companies. A prolonged period in which real estate operating companies cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities.

  Interest of Certain Trustees in Archstone's Affiliates

     Three members of our Board are directors of Security Capital or one or more of its affiliates. In the event there is a transaction between Archstone and Security Capital or one of these affiliates, the interests of these persons may differ from the interests of our shareholders as a result of their positions in the other entity. For this reason, any transactions with an affiliate must be approved by a majority of the Outside Trustees, and Board members with a potential conflict are not allowed to vote on such transactions.

  Significant Influence of Principal Shareholder

     As of December 31, 1999, Security Capital beneficially owned approximately 39% of the issued and outstanding Common Shares and therefore controls approximately 39% of the vote on matters submitted to our shareholders. In addition, as long as Security Capital beneficially owns at least 10% of the outstanding Common Shares, Security Capital is entitled to representation on the Board of Trustees in proportion to its ownership interest and has rights of prior approval and consultation regarding certain matters.

General Real Estate Investment Risks


     Real estate cash flows and values are affected by a number of factors, including changes in the general economic climate, local, regional or national conditions (such as an oversupply of properties or a reduction in rental demand in a specific area), the quality and philosophy of management, competition from other available properties and the ability to provide adequate maintenance and insurance and to control operating costs. Although we seek to minimize these risks through our market research and property management capabilities, they cannot be totally eliminated. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, interest rate levels, the availability of financing, property tax rates, potential liability under environmental and other laws, and changes in environmental and other laws.

  Risks of Real Estate Development

     We have developed or commenced development on a substantial number of apartment communities and expect to develop additional apartment communities in the future. Real estate development involves risks in addition to those involved in the ownership and operation of established communities, including the risks that financing, if needed, may not be available on favorable terms, construction may not be completed on schedule, contractors may default, estimates of the costs of apartment communities may prove to be inaccurate and communities may not be leased or rented on profitable terms. These risks may cause the development to fail to perform as expected. Timely construction may be affected by local weather conditions, local or national strikes and by local or national shortages in materials, building supplies or energy and fuel for equipment.

  Illiquidity of Real Estate Investments

     Equity real estate investments are relatively illiquid and therefore may tend to limit our ability to react promptly to changes in economic or other conditions. Our ability to dispose of assets in the future will depend on prevailing market conditions.

  Regulation

     Our communities must comply with Title III of the Americans with Disabilities Act to the extent that such communities are "public accommodations" and/or "commercial facilities" as defined by the Act. The Act does not consider apartment communities to be public accommodations or commercial facilities, except portions of such facilities open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. We believe our communities comply with all present requirements under the Act and applicable state laws.

  Changes in Laws

     We may not be able to pass increased costs resulting from increases in real estate, income taxes or other governmental requirements directly to tenants. Substantial increases in rents, as a result of those increased costs, may affect the ability of a tenant to pay rent, causing increased vacancy. Changes in laws increasing potential liability for environmental conditions or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the laws relating to our qualification as a REIT, or the federal income tax consequences of that qualification to Archstone.

  Uninsured Losses

     There are certain types of losses (such as from wars) which may be uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose both our invested capital, and anticipated profits from, one or more communities.

  Competition

     There are numerous commercial developers, real estate companies and other owners of real estate that we compete with in seeking land for development, apartment communities for acquisition and disposition, and residents for apartment communities. All of our apartment communities are located in developed areas that include other apartment communities. The number of competitive apartment communities in a particular area could have a material adverse effect on our ability to lease units and on the rents charged. In addition, single-family homes and other residential properties provide housing alternatives to residents and potential residents of our apartment communities.

     As reported in "Item 2. Properties - Geographic Distribution", approximately 16% of the apartment communities which are operating, under construction or In Planning were in Southern California as of December 31, 1999. Southern California is the geographic area comprised of Los Angeles, the Inland Empire, Orange County, San Diego and Ventura County. None of these markets, however, represent over 10% of our portfolio. We are, nonetheless, subject to increased exposure (positive or negative) to the economic and other competitive factors specific to our target markets within this geographic area.

  Impact of Environmental Regulations

     We must comply with certain environmental and health and safety laws and regulations related to the ownership, operation, development and acquisition of apartments. Under those laws and regulations, we may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Those laws and regulations often impose liability without regard to fault.

     As part of our due diligence procedures, we have conducted Phase I environmental assessments on each of our properties prior to acquisition; however, we cannot give any assurance that those assessments have revealed all potential liabilities. We are not aware of any environmental condition on any of our real estate investments which is likely to have a material adverse effect on Archstone's financial position or results of operations; however, we cannot give any assurance that any such condition does not exist or may not arise in the future.

Item 2. Properties

Geographic Distribution

     Archstone's apartment communities are located in markets that include 33 of the nation's 50 largest metropolitan markets. The following table summarizes the geographic distribution of our apartment communities which are operating, under construction or In Planning, based on Total Expected Investment.

                                                                     December 31,
                                                             ---------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
     Central Region
       Austin, Texas......................................      2.55%     2.19%     3.43%
       Chicago, Illinois..................................      1.50       --        --
       Dallas, Texas......................................      1.70      1.94      2.11
       Denver, Colorado...................................      3.67      2.96      5.23
       Houston, Texas.....................................      2.50      2.71      4.53
       Minneapolis, Minnesota.............................      0.96       --        --
       Salt Lake City, Utah...............................      3.03      3.84      5.33
       San Antonio, Texas.................................      2.25      2.25      3.74
       Other..............................................      0.16      2.45      3.14
                                                              ------    ------    ------
          Central Region Total............................     18.32     18.34     27.51
                                                              ------    ------    ------
     East Region
       Atlanta, Georgia...................................      7.27      8.35       --
       Boston, Massachusetts..............................      1.88       --        --
       Charlotte, North Carolina..........................      2.89      3.86       --
       Nashville, Tennessee...............................      1.54      1.75       --
       Orlando, Florida...................................      1.12      1.31       --
       Raleigh, North Carolina............................      4.20      5.21       --
       Richmond, Virginia.................................      2.28      2.69       --
       Southeast Florida..................................      5.12      5.23       --
       Washington, D.C....................................      7.02      5.41       --
       West Coast Florida.................................      1.72      1.85       --
       Other..............................................      3.12      3.12       --
                                                              ------    ------    ------
          East Region Total...............................     38.16     38.78       --
                                                              ------    ------    ------
     West Region
       Albuquerque, New Mexico............................      2.05      2.31      4.04
       Las Vegas, Nevada..................................      1.47      1.43      2.81
       Phoenix, Arizona...................................      5.60      5.84     10.42
       Portland, Oregon...................................      1.72      2.10      5.01
       San Francisco Bay Area, California.................      9.49      9.76     15.27
       Seattle, Washington................................      5.80      6.44     11.63
       Southern California................................     16.20     13.83     20.15
       Other..............................................      1.19      1.17      3.16
                                                              ------    ------    ------
          West Region Total...............................     43.52     42.88     72.49
                                                              ------    ------    ------
            Total All Markets.............................    100.00%   100.00%   100.00%
                                                              ======    ======    ======

Real Estate Portfolio

  The information in the following table is as of December 31, 1999 (dollar amounts in thousands). Additional information on the company's real estate portfolio is contained in "Schedule III, Real Estate and Accumulated Depreciation," and in Archstone's audited financial statements contained in this Annual Report.

                                                                                                       Total
                                                 Number of         Number         Archstone           Expected          Percentage
                                                Communities       of Units        Investment         Investment         Leased (1)
                                                -----------       --------        ----------        ------------       -----------
OPERATING APARTMENT COMMUNITIES:
Central Region:
  Austin, Texas............................                6          1,900       $   85,121         $   86,928            99.11%
  Chicago, Illinois........................                3            879           81,758             88,474            97.27
  Dallas, Texas............................                6          1,616           95,487            100,201            95.79
  Denver, Colorado.........................               11          3,286          193,279            199,701            97.75
  Houston, Texas...........................                8          2,712          141,865            147,363            94.36
  Minneapolis, Minnesota...................                3            718           50,641             56,592            98.89
  Salt Lake City, Utah.....................               10          2,522          136,998            140,711            96.91
  San Antonio, Texas.......................               13          3,269          127,253            132,502            96.08
  Other....................................                1            468            8,696              8,696            93.59
                                                ------------      ---------       ----------         ----------        ---------
     Central Region Subtotal/Average.......               61         17,370       $  921,098         $  961,168            96.66%
                                                ------------      ---------       ----------         ----------        ---------
East Region:
  Atlanta, Georgia.........................               19          6,182       $  422,034         $  428,018            96.75%
  Boston, Massachusetts....................                2            389           53,440             54,582            99.23
  Charlotte, North Carolina................                7          2,136          137,280            138,941            95.22
  Nashville, Tennessee.....................                5          1,637           88,399             90,383            95.30
  Orlando, Florida.........................                5            984           64,325             65,981            98.17
  Raleigh, North Carolina..................               12          3,162          213,130            216,181            96.52
  Richmond, Virginia.......................                5          1,308          101,387            101,916            96.71
  Southeast Florida........................               13          3,436          233,272            236,684            98.84
  Washington, D.C. ........................                8          2,484          222,162            225,688            99.32
  West Coast Florida.......................                7          1,538           77,944             81,219            97.59
  Other....................................                3          1,135           70,037             70,180            94.62
                                                ------------      ---------       ----------         ----------        ---------
     East Region Subtotal/Average..........               86         24,391       $1,683,410         $1,709,773            97.09%
                                                ------------      ---------       ----------         ----------        ---------
West Region:
  Albuquerque, New Mexico..................                8          2,295       $  118,460         $  120,895            96.73%
  Las Vegas, Nevada........................                3          1,748           84,119             86,226            97.83
  Phoenix, Arizona.........................               15          5,718          298,723            307,535            94.22
  Portland, Oregon.........................                6          1,597          100,455            101,233            94.43
  San Francisco Bay Area, California.......                7          3,120          321,799            336,266            96.79
  Seattle, Washington......................               13          3,484          261,564            265,350            95.09
  Southern California......................               24          7,565          601,882            609,162            97.25
  Other....................................                4            967           52,779             53,575            95.76
                                                ------------      ---------       ----------         ----------        ---------
     West Region Subtotal/Average..........               80         26,494       $1,839,781         $1,880,242            96.03%
                                                ------------      ---------       ----------         ----------        ---------
       Operating Apartment
          Communities Subtotal/Average.....              227         68,255       $4,444,289         $4,551,183            96.57%
                                                ------------      ---------       ----------         ----------        ---------

                                                Number of         Number          Archstone       Total Expected        Percentage
                                               Communities       of Units        Investment         Investment          Leased (1)
                                             --------------    -----------      ------------     --------------     -------------
APARTMENT COMMUNITIES UNDER
CONSTRUCTION:
Central Region:
  Austin, Texas...........................         1                   448      $     13,089     $       31,669              N/A%
  Denver, Colorado........................         1                   172             5,549             16,376              N/A
  Salt Lake City, Utah....................         1                   448            34,435             37,483             79.2
                                             --------------    -----------      ------------     --------------     ------------
     Central Region Subtotal/Average......         3                 1,068      $     53,073     $       85,528             33.2%
                                             --------------    -----------      ------------     --------------     ------------
East Region:
  Boston, Massachusetts...................         1                   168      $     20,066     $       21,402             44.6%
  Charlotte, North Carolina...............         1                   404             7,629             31,398              N/A
  Raleigh, North Carolina.................         1                   388            27,706             31,289             56.7
  Richmond, Virginia......................         1                   288            22,148             22,873             27.4
  Southeast Florida.......................         1                   408             9,857             30,722              N/A
  Washington, D.C.........................         3                   862            54,564             92,683             24.5
  West Coast Florida......................         1                   264            18,675             19,750             73.1
  Other...................................         2                   470            33,794             35,022             63.8
                                             --------------    -----------      ------------     --------------    -------------
     East Region Subtotal/Average.........        11                 3,252      $    194,439     $      285,139             33.1%
                                             --------------    -----------      ------------     --------------    -------------
West Region:
  San Francisco Bay Area, California......         4                 1,500      $    168,438     $      222,057             32.8%
  Seattle, Washington.....................         2                   754            60,648             64,964             67.5
  Southern California.....................         2                 1,076            71,896            149,467              9.8
  Other...................................         1                   180            14,526             16,204             52.2
                                             --------------    -----------      ------------     --------------     ------------
     West Region Subtotal/Average.........         9                 3,510      $    315,508      $     452,692             34.2%
                                             --------------    -----------      ------------     --------------     ------------
        Apartment Communities Under
           Construction Subtotal/Average..        23                 7,830      $    563,020      $     823,359             33.6%
                                             --------------    -----------      ------------     --------------     ------------
APARTMENT COMMUNITIES IN
PLANNING AND OWNED:
  Central Region..........................         1                   444      $      4,813       $     31,648
  East Region.............................         2                   401             6,604             32,974
  West Region.............................         5                 1,251            34,064            149,913
                                             --------------    -----------      ------------      -------------
        Apartment Communities In
           Planning and Owned
           Subtotal/Average...............         8                 2,096      $     45,481      $     214,535
                                             --------------    -----------      ------------      -------------
          Total Apartment Communities
             Owned at December 31, 1999...       258                78,181      $  5,052,790      $   5,589,077
                                             --------------    -----------      ------------      -------------
OTHER REAL ESTATE ASSETS (3)..............                              --      $    141,671                 --
                                                               -----------      ------------      -------------
HOTEL ASSET...............................                              --      $     22,870      $      22,870
                                                               -----------      ------------      -------------
               Total Real Estate
                  Owned at
                  December 31, 1999.......                          78,181      $  5,217,331      $   5,611,947
                                                               ===========      ============      =============

APARTMENT COMMUNITIES IN PLANNING AND UNDER CONTROL(2):             Expected          Total
                                                                     Number          Expected
                                                                    of Units        Investment
                                                                  -----------    --------------
  East Region.................................................          1,773          $218,236
  West Region.................................................            602            78,141
                                                                  -----------    --------------
     Total Apartment Communities In Planning and Under
        Control...............................................          2,375          $296,377
                                                                  ===========    ==============

(1) Represents percentage leased as of December 31, 1999. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 1999. An "N/A" indicates markets with communities under construction where Lease-Up has not yet commenced.

(2) As of December 31, 1999, Archstone's actual investment in communities In Planning and Under Control was $5.3 million, which is reflected in the "Other assets" caption of Archstone's Balance Sheet.

(3) Includes land that is not In Planning and our investment in an unconsolidated taxable subsidiary.

Item 3. Legal Proceedings

     Archstone is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on Archstone's business, financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Common Shares are listed on the NYSE under the symbol "ASN". The following table sets forth the high and low sales prices of the Common Shares, as reported on the NYSE Composite Tape, and cash distributions per Common Share for the periods indicated.

                                                                                                            Cash
                                                                   High                 Low             Distributions
                                                            ----------------     ---------------     ---------------------
1998:
   First Quarter.......................................            $  24 1/2           $  22 1/8           $0.340
   Second Quarter......................................              24 1/16              21 1/4            0.340
   Third Quarter.......................................             23 11/16                  18            0.355
   Fourth Quarter......................................               21 1/2              17 7/8            0.355
1999:
   First Quarter.......................................            $20 15/16           $ 19 3/16           $0.370
   Second Quarter......................................               23 1/2              19 5/8            0.370
   Third Quarter.......................................              22 5/16             19 5/16            0.370
   Fourth Quarter......................................             21 11/16            18 15/16            0.370
2000:
   First Quarter (through February 23, 2000)..........             $  21 3/4           $19 11/16           $0.385


     As of February 23, 2000, Archstone had approximately 138,970,000 Common Shares outstanding, approximately 3,300 record holders of Common Shares and approximately 35,000 beneficial holders of Common Shares.

     In order to qualify as a REIT, Archstone is required to make distributions (other than capital gain distributions) to shareholders in amounts at least equal to (i) the sum of (A) 95% of its REIT taxable income (computed without regard to the dividends-paid deduction and its net capital gain) and (B) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of non-cash income. Including the February 2000 distribution of $0.385 per Common Share, Archstone has paid quarterly cash distributions on the Common Shares for 24 consecutive years. The payment of distributions is subject to the discretion of the Board and is dependent upon the strategy, financial condition and operating results of Archstone. Our long-term objective is to reduce the company's dividend payout ratio to 65-70% of Funds From Operations while increasing annual dividends per Common Share each year. Reducing the dividend payout ratio allows Archstone to retain more of our internally generated cash flow from operations to fund future investment opportunities while maintaining compliance with the REIT rules requiring payout of at least 95% of taxable income.

     We announce the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 1999 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.48 to $1.54 per Common Share and declared the first quarter 2000 distribution of $0.385 per Common Share. The first quarter distribution was paid on February 28, 2000 to shareholders of record on February 14, 2000.

     Archstone is restricted from declaring or paying any distribution with respect to our Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared. All of Archstone's declared distributions have been paid on schedule.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed Archstone's current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder's Common Shares. We annually notify shareholders of the taxability of distributions paid during the preceding year. For federal income tax purposes, the following summarizes the taxability of cash distributions paid on the Common Shares in 1997 and 1998 and the estimated taxability for 1999:

                                                       1999     1998     1997
                                                       -----    -----    -----
Per Common Share:
  Ordinary income...................................   $1.26    $1.29    $1.08
  Capital gains.....................................    0.10     0.10       --
  Return of capital.................................    0.12       --     0.22
                                                       -----    -----    -----
     Total..........................................   $1.48    $1.39    $1.30
                                                       =====    =====    =====

     Under federal income tax rules, Archstone's earnings and profits are first allocated to our Series A, Series B, Series C, and Series D Preferred Shares, which increases the portion of the Common Shares distribution classified as return of capital.

     For federal income tax purposes, the following summaries reflect the estimated taxability of dividends paid on the Series A, Series B, Series C, and Series D Preferred Shares, respectively.

                                                   1999     1998     1997
                                                   -----    -----    -----
Per Series A Convertible Preferred Share:
  Ordinary income.............................     $1.83    $1.72    $1.75
  Capital gains...............................      0.16     0.15       --
                                                   -----    -----    -----
     Total....................................     $1.99    $1.87    $1.75
                                                   =====    =====    =====
Per Series B Preferred Share:
  Ordinary income.............................     $2.07    $2.07    $2.25
  Capital gains...............................      0.18     0.18       --
                                                   -----    -----    -----
     Total....................................     $2.25    $2.25    $2.25
                                                   =====    =====    =====

                                                   1999     1998/(1)/
                                                   -----    -----
Per Series C Preferred Share:
  Ordinary income.............................     $1.99    $0.99
  Capital gains...............................      0.17     0.09
                                                   -----    -----
               Total..........................     $2.16    $1.08
                                                   =====    =====

(1) Represents dividends paid by Archstone in 1998 subsequent to the Atlantic Merger.

                                                     Date of
                                                   Issuance to
                                                    12/31/99
                                                   -----------
Per Series D Preferred Share:
  Ordinary income.............................        $0.81
  Capital gains...............................         0.07
                                                      -----
     Total....................................        $0.88
                                                      =====

     Archstone's tax return for the year ended December 31, 1999 has not been filed, and the taxability information for 1999 is based upon the best available data. Archstone's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends may be subject to change.

Item 6. Selected Financial Data

     The following table provides selected financial data relating to the historical financial condition and results of operations of Archstone for 1999, 1998, 1997, 1996 and 1995. This data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements and notes thereto incorporated by reference herein (amounts in thousands, except per share data).

                                                                                  Year Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                       1999              1998              1997              1996           1995
                                                   -----------       -----------       -----------       -----------    -----------
Operations Summary:
Total revenues...................................   $  666,872       $  513,645       $  355,662       $  326,246       $  264,873
Property operating expenses......................      217,527          173,760          123,051          128,122          104,046
Net operating income.............................      420,281          310,779          212,009          193,924          158,427
Interest expense.................................      121,494           83,350           61,153           35,288           19,584
General and administrative expense...............       22,156           16,092           18,350           23,268           21,306
Nonrecurring expenses (1)........................            -            2,193           71,707                -                -
Earnings from operations (1).....................      167,279          133,926           24,686           94,089           81,696
Gains on dispositions of depreciated real
 estate, net.....................................       62,093           65,531           48,232           37,492            2,623
Preferred Share cash dividends paid..............       23,731           20,938           19,384           24,167           21,823
Net earnings attributable to Common Shares:
   - Basic.......................................      204,528          177,022           53,534          106,544           62,496
   - Diluted.....................................      204,528          186,999           53,534          121,261           62,496
Common Share cash distributions paid.............   $  208,018       $  165,190       $  105,547       $   90,728       $   76,804
Per Share Data:
Net earnings attributable to Common Shares:
     Basic (1)...................................   $     1.46       $     1.49       $     0.65       $     1.46       $     0.93
     Diluted (1).................................         1.46             1.49             0.65             1.44             0.93
Common Share cash distributions paid.............         1.48             1.39             1.30             1.24             1.15
Series A Convertible Preferred Share cash
 dividends paid..................................         1.99             1.87             1.75             1.75             1.75
Series B Preferred Share cash dividends paid.....         2.25             2.25             2.25             2.25             1.36
Series C Preferred Share cash dividends paid.....         2.16             1.08                -                -                -
Series D Preferred Share cash dividends paid.....   $     0.88       $        -       $        -       $        -       $        -
Weighted average Common Shares outstanding
   - Basic.......................................      139,801          118,592           81,870           73,057           67,052
Weighted average Common Shares outstanding
   - Diluted.....................................      139,829          125,825           81,908           84,340           67,126

                                                                                      December 31,
                                                    ------------------------------------------------------------------------------
                                                        1999             1998             1997             1996           1995
                                                    ------------     ------------     ------------     ------------   ------------
Financial Position:
Real estate owned, at cost.......................   $ 5,217,331      $ 4,869,801      $ 2,604,919      $ 2,153,363    $ 1,855,866
Mortgage notes receivable........................       210,357          211,967          285,238          189,829         15,844
Total assets.....................................     5,302,437        5,059,898        2,805,686        2,282,432      1,840,999
Unsecured credit facilities......................       493,536          264,651          231,500          110,200        129,000
Long-Term Unsecured Debt.........................     1,276,572        1,231,167          630,000          580,000        200,000
Mortgages payable................................       694,948          676,613          265,652          217,188        158,054
Total liabilities................................     2,679,628        2,410,114        1,265,250        1,014,924        565,331
Redeemable preferred stock.......................       297,635          272,515          240,210          267,374        335,000
Shareholders' equity.............................   $ 2,567,506      $ 2,628,325      $ 1,540,436      $ 1,267,508    $ 1,275,668
Number of Common Shares outstanding..............       139,008          143,313           92,634           75,511         72,211

                                                                               Year Ended December 31
                                                           -------------------------------------------------------------
                                                             1999         1998         1997         1996         1995
                                                           ---------    ---------    ---------    ---------    ---------
Other Data:
Cash Flows:
Net cash provided by operating activities................  $ 282,537    $ 221,534    $ 159,724    $ 143,939    $ 121,795
Net cash used in investing activities....................  $(210,441)   $(309,145)   $(403,112)   $(360,935)   $(294,488)
Net cash provided by (used in) financing activities......  $ (72,143)   $  92,803    $ 242,672    $ 195,720    $ 191,520

Computation of Funds From Operations:
Net earnings attributable to Common Shares - Basic.......  $ 204,528    $ 177,022    $  53,534    $ 106,544    $  62,496
Add (Deduct):
Depreciation on real estate investments..................    132,437       96,337       52,893       44,887       36,685
Provision for possible loss on investments...............      2,000        4,700        3,000            -          420
Gains on dispositions of depreciated real estate, net....    (62,093)     (65,531)     (48,232)     (37,492)      (2,623)
Nonrecurring expenses and extraordinary items, net.......      1,113        3,690       71,707          739            -
Other....................................................        170         (662)      (1,281)        (141)           -
                                                           ---------    ---------    ---------    ---------    ---------
Funds From Operations attributable to Common
 Shares/(2)/ - Basic.....................................    278,155      215,556      131,621      114,537       96,978
Series A Convertible Preferred Share dividends...........      8,206        9,332        9,934       14,717       16,100
Minority interest........................................        780            -            -            -            -
                                                           ---------    ---------    ---------    ---------    ---------
Funds From Operations attributable to Common
 Shares/(2)/ - Diluted...................................  $ 287,141    $ 224,888    $ 141,555    $ 129,254    $ 113,078
                                                           =========    =========    =========    =========    =========
Weighted average Common Shares outstanding - Diluted.....    146,087      125,825       90,230       84,340       78,315
                                                           =========    =========    =========    =========    =========

(1) Nonrecurring expenses in 1998 include $1.1 million in transaction integration costs associated with the Atlantic Merger and $1.1 million associated with the introduction of Archstone's national branding strategy. In 1997, the non-recurring expense represents the impact of a one-time, non-cash charge of $71.7 million associated with the costs incurred in acquiring Archstone's REIT and property management companies from Security Capital. These one-time charges were not deducted for purposes of calculating Funds From Operations in 1998 and 1997, due to the non-recurring and/or non-cash nature of the expenses.

(2) Funds From Operations has been an industry-wide standard used to measure operating performance of a REIT since its adoption by the NAREIT in 1991. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The Funds From Operations measure presented by Archstone, while consistent with the NAREIT's definition, will not be comparable to similarly titled measures of other REIT's that do not compute Funds From Operations in a manner consistent with Archstone.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Archstone's audited financial statements and notes contained in this Annual Report.

Forward-Looking Statements

          Certain statements in this Annual Report are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations, estimates and projections about the industry and markets in which Archstone operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond the control of Archstone. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments and revenue and expense growth assumptions are examples of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

          Archstone's operating results depend primarily on income from apartment communities, which is substantially influenced by demand and supply of apartment units in Archstone's primary target markets and submarkets, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions which affect Archstone's cost of capital also influence operating results. See "Item 1. Business" for a more complete discussion of risk factors that could impact Archstone's future financial performance.

Results of Operations

     Archstone's rental revenues and net operating income increased in 1999 for the fourteenth consecutive year. The year over year increases from 1997 to 1998 and 1998 to 1999 were primarily due to: (i) the Atlantic Merger in July 1998;
(ii) development of new communities; and (iii) execution of our capital redeployment program, which involves the disposition of operating communities in secondary markets with less attractive growth prospects to fund investments in targeted markets with higher barriers to entry.

     Archstone's net earnings from 1997 to 1998 and 1998 to 1999 also increased as a result of the increases in revenues and net operating income discussed above. The substantial increase in net earnings from 1997 to 1998 was also affected by greater gains on dispositions in 1998 and a $71.7 million non-cash charge recorded in 1997 related to the acquisition of Archstone's REIT and property management companies from Security Capital. The acquisition of these companies resulted in Archstone becoming an internally managed REIT. The non-cash charge was equal to the difference between the fair value of the stock consideration given by Archstone and the tangible net assets acquired.

     In July 1998 Security Capital Atlantic Incorporated, an affiliated apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into Archstone (which was called Security Capital Pacific Trust at the time). The Atlantic Merger added 91 operating apartment communities (24,414 units) and 34 development communities (9,358 units) to the portfolio. The transaction was accounted for as a purchase.

  Apartment Community Operations

     At December 31, 1999, investments in apartment communities comprised over 99% of Archstone's total real estate portfolio, based on Total Expected Investment. The following table summarizes the net operating income generated from Archstone's apartment communities during 1999, 1998 and 1997 (in thousands, except for units and percentages):

                                                          1999                     1998                     1997
                                                       -----------              -----------              -----------
Rental revenues...........................             $   634,028              $   478,144              $   331,346
Property operating expenses:
  Rental expenses.........................                 165,103                  132,359                   95,956
  Real estate taxes.......................                  52,410                   40,476                   26,967
                                                       -----------              -----------              -----------
    Total property operating expenses.....                 217,513                  172,835                  122,923
                                                       -----------              -----------              -----------
Net operating income......................             $   416,515              $   305,309              $   208,423
                                                       -----------              -----------              -----------
Average number of operating units.........                  68,991                   55,276                   41,849
                                                       -----------              -----------              -----------
Operating margin (net operating
 income/rental revenues)..................                    65.7%                    63.9%                    62.9%
                                                       ===========              ===========              ===========


     Archstone's growth in net operating income from 1997 to 1998 and 1998 to 1999 resulted primarily from increases in the number of operating communities added by the Atlantic Merger in July 1998 and the on-going development of new communities and increasing cash flow from existing apartment communities. The acquisition of operating communities has also played an important role in Archstone's growth, although community dispositions have exceeded acquisitions during the last four years as a result of our capital redeployment program. Execution of this strategy has led to an improvement in operating margins in each year during the period from 1997 to 1999 as a result of higher rental rates and more stable revenue growth as more capital is redeployed into markets with higher barriers to entry. Average occupancy has remained strong at 94.9%, 95.0% and 94.7%, respectively over the last three years. Rental expense growth has been controlled by operating efficiencies and increasing levels of utility expense reimbursements from customers, which has also contributed to improvement in operating margins.

     We expect overall net operating income to increase in 2000 as units under development become operational and as the full impact of incremental development completions and acquisitions become fully reflected in Archstone's operating results. During 2000, we will continue to focus our energies on enhancing relationships and improving interfaces with customers. These efforts are intended to help build the Archstone brand, which is expected to result in higher levels of customer satisfaction, lower customer turnover and improved profitability. To achieve these objectives, our plans include:
     . Continuation of Archstone's Seal of Service/SM/ program which features five unconditional customer service guarantees;
     . Use of an Internet-based credit scoring model to facilitate on-the-spot approval of rental applications; and
     . Issuance of security deposit refunds the day a customer moves out of an Archstone community.

     In addition, we expect substantial progress towards each of the following initiatives during 2000:
     .    Development and launch of an on-line leasing process;
     . Creation of community Web pages to facilitate electronic payment of rent, lease renewals and transfers, and the submission and tracking of requests for service; and
     . Offering various value-added services to customers, including high-speed Internet access, through alliances with world-class service providers.

  Other Income

     Other income is primarily influenced by interest income on convertible mortgage notes receivable. During 1999, 1998 and 1997, Archstone recorded $23.6 million, $22.9 million, and $16.7 million in interest income, respectively, from these notes.

  Depreciation Expense

     The increases in depreciation expense from 1997 to 1998 and 1998 to 1999 resulted primarily from the increase in the number of operating communities due to the Atlantic Merger in July 1998, and an increase in the cost basis of operating communities resulting from our active development and capital redeployment programs. These increases were partially offset by dispositions. A slight increase in depreciation is expected in 2000 as the full impact of incremental development completions and acquisitions become fully reflected.

  Interest Expense

     The increases in interest expense from 1997 to 1998 and 1998 to 1999 are primarily attributable to higher outstanding debt balances associated with the financing of our investment activities. These higher borrowing costs were partially offset by the capitalization of interest on apartment development activities, which increased in each successive year. We expect interest expense to increase in 2000 as a result of higher outstanding debt balances, slightly higher interest rates and a decrease in interest capitalization due to lower levels of investments undergoing active development.

  General and Administrative Expenses

     The increase in general and administrative expenses in 1999 compared to 1998 related primarily to the incremental costs associated with operating the company after the Atlantic Merger, which occurred in July 1998. General and administrative expenses decreased in 1998 as compared to 1997 due primarily to the acquisition of the REIT management company from Security Capital in September 1997. Prior to the acquisition, the company paid an external management fee equal to approximately 16% of cash flow, none of which was eligible for capitalization. As a result of the management company acquisition, Archstone became internally managed and now directly incurs expenses related to personnel and other operating costs. General and administrative expenses also include a portion of the fees paid to Security Capital for certain services provided under an administrative service agreement, which began in September 1997. These fees have steadily declined since inception of the agreement as functions related to information technology, human resources, investor relations, legal and tax have been internalized. We expect these fees to continue to decrease as we explore further opportunities to internalize services. Costs related to internalized functions are incurred and paid directly by Archstone. Overall general and administrative expenses are expected to increase in 2000 primarily as a result of research and development associated with information technology initiatives and higher costs associated with Archstone's long-term incentive plan.

  Provision for Possible Loss on Investments

     During 1999, we concluded that the full recovery of certain investments was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce these assets to their estimated fair value. Similar provisions of $4.7 million and $3.0 million were recorded during 1998 and 1997, respectively.

  Non-recurring and Other Expenses

     During 1998, Archstone incurred approximately $2.2 million in costs related to merger integration and the implementation of the Archstone national branding strategy. In 1997, Archstone recorded a non-recurring charge of $71.7 million in connection with the acquisition of the REIT and property management companies, as further discussed above.

     Other expenses have increased primarily as a result of an increase in minority interest associated with the issuance of perpetual preferred units during the latter half of 1999. Minority interest expense is expected to increase in 2000 as the effect of new issuances is realized.

  Gains on Dispositions

     Archstone has recognized substantial gains on the disposition of depreciated real estate in each of the last three years. These gains have resulted from our capital redeployment program, which we believe has been highly successful. Archstone's disposition activity will continue into 2000, although the level of dispositions is expected to be less than 1999.

  Extraordinary Items

     Extraordinary items were recorded in 1999 and 1998 in connection with the extinguishment of certain debt instruments.

  Preferred Share Dividends

     The higher level of Preferred Share dividends in each year during the period from 1997 to 1999 is primarily attributable to the issuance of the Series C Preferred Shares in connection with the Atlantic Merger, and yearly increases in the Series A Convertible Preferred Share dividend rate. The increase in 1999 relative to 1998 was also due to the issuance of Series D Preferred Shares in August 1999. The increases were partially offset by periodic conversions by shareholders of Series A Convertible Preferred Shares into Common Shares in each year.


Liquidity and Capital Resources

  Financial Flexibility

     Since mid-1998 and continuing into 2000, the real estate industry has experienced a reduced supply of favorably priced equity and debt capital, which has generally decreased the level of new investment activity by real estate companies. As a result of this challenging capital environment and consistent with the capital redeployment program described earlier, Archstone funded attractive new investment opportunities during 1999 primarily through use of proceeds from dispositions in non-core secondary markets. Other sources of capital during 1999 included issuance of $50 million in Series D Preferred Shares, issuance of $43 million in perpetual preferred limited partnership units and borrowings under unsecured credit facilities. Although we cannot predict how long the current market conditions will prevail, we continue to believe Archstone's liquidity and financial condition are strong and are committed to preserving a strong balance sheet and maintaining the financial flexibility needed to capitalize on market opportunities as they arise. For example, in early 1999, we commenced a program to repurchase our shares and through December 31, 1999, have repurchased $121.6 million of Common Shares through this program (6.1 million shares at an average price of $19.76 per share). The Board has authorized the repurchase of up to $150 million in Common Shares. See "-Planned Investments" and "-Funding Sources" in this section for further information on planned investment and financing activities.

     We consider our liquidity and ability to generate cash from operations, dispositions and financings to be adequate to meet all of our cash flow requirements during 2000.

  Operating Activities

     Archstone's net cash flow provided by operating activities increased by $61.0 million (27.5%) in 1999 as compared to 1998 and $61.8 million (38.7%) for 1998 compared to 1997. These increases are due primarily to the Atlantic Merger in July 1998, the development of new apartment communities and cash flow growth from existing apartment communities.

  Investing and Financing Activities

     During 1999, 1998 and 1997, we invested cash of $801.8 million, $688.2 million and $616.1 million, respectively, in real estate investments. Real estate investments and the repurchase of $121.6 million of Common Shares during 1999 were financed primarily from proceeds from property dispositions, cash held in escrow pending tax-deferred exchanges and borrowings under unsecured credit facilities. These unsecured credit facilities were partially repaid with net proceeds of $90.2 million from the issuance of Series D Preferred Shares and perpetual preferred limited partnership units, and cash flow from operations. Real estate investments during 1998 were financed primarily from proceeds from property dispositions, cash held in escrow pending tax-deferred exchanges, cash acquired in the Atlantic Merger and borrowings under unsecured credit facilities. These unsecured credit facilities were partially repaid with proceeds from the issuance of $447.2 million of Long-Term Unsecured Debt, $268.5 million in proceeds from the issuance of Fannie Mae secured debt and $44.0 million in net proceeds from the sale of Common Shares in 1998. Real estate investments during 1997 were financed primarily from proceeds from property dispositions and borrowings under unsecured credit facilities. These unsecured credit facilities were partially repaid during 1997 with proceeds from the issuance of $50 million of Long-Term Unsecured Debt and $248.4 million in net proceeds from the sale of 11.4 million Common Shares.

     Other significant financing activity included the payment of $231.7 million, $186.1 million and $124.9 million in Common and Preferred Share distributions in 1999, 1998 and 1997, respectively. The increases are principally attributable to (i) an increase in the overall number of Common Shares and Series C Preferred Shares outstanding resulting primarily from the Atlantic Merger in 1998; and (ii) annual increases in the cash distributions paid per Common Share. The increase from 1998 to 1999 was also due in part to the issuance of Series D Preferred Shares during 1999. We prepaid mortgages due to community dispositions of $52.1 million, $76.3 million and $49.8 million in 1999, 1998 and 1997, respectively, and funded convertible mortgage notes of $11.9 million and $85.8 million in 1998 and 1997, respectively.

     Archstone's most significant non-cash investing and financing activities during the three-year period ended December 31, 1999 included the Atlantic Merger in July 1998, and the acquisition of the REIT and property management companies from Security Capital in September 1997.

  Scheduled Debt Maturities and Interest Payment Requirements

     In order to reduce refinancing risk, Archstone's long-term debt obligations are carefully structured to create a relatively level principal maturity schedule with the objective of minimizing the requirement for unusually large payments in any single year. Archstone has only $82.4 million of long-term debt maturing during 2000, and $80.5 million maturing in 2001. See Note 4 of Archstone's audited financial statements contained in this Annual Report for additional information on scheduled debt maturities.

     We currently have $850 million in total borrowing capacity under Archstone's unsecured credit facilities, with $570.4 million outstanding and an available balance of $279.6 million at February 23, 2000. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 6.3%, 7.3% and 6.1%, respectively, as of December 31, 1999. These rates give effect to interest rate swaps and caps, as applicable.

     Archstone was in compliance with all financial covenants pertaining to our debt instruments at December 31, 1999.

  Shareholder Dividend/Distribution Requirements

     Based on anticipated distribution levels for 2000 and the number of Archstone shares outstanding as of December 31, 1999, we anticipate that Archstone will pay the following annual dividends/distributions in 2000 (in thousands, except per share amounts):

                                                        Per Share       Total
                                                        ---------     --------
Common Share distributions..........................       $1.54      $214,073
Series A Convertible Preferred Share dividends......        2.07         7,685
Series B Preferred Share dividends..................        2.25         9,450
Series C Preferred Share dividends..................        2.16         4,312
Series D Preferred Share dividends..................        2.19         4,375
Series E perpetual preferred limited partnership            2.09         1,926
  unit distributions (1)............................
Series F perpetual preferred limited partnership            2.03         1,625
  unit distributions (1)............................
Other distributions on minority interests /1/.......        1.54           921
                                                                      --------
Total dividend/distribution requirements............                  $244,367
                                                                      ========

(1) See Note 6 of Archstone's audited financial statements contained in this Annual Report for information on the perpetual preferred limited partnership units and other minority interests.

  Planned Investments

     Following is a summary of unfunded planned investments as of December 31, 1999 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone has contractually committed to fund. Only the amount of non-refundable earnest money deposits is reflected as "Committed" for community acquisitions under contract or letter of intent.

                                                                              Planned Investments
                                                             -------      ---------------------------
                                                              Units       Discretionary     Committed
                                                             -------      -------------     ---------
Planned operating community improvements.............             -            $ 93,117      $ 13,777
Communities under construction.......................         7,830                   -       260,339
Communities In Planning and owned....................         2,096             169,054             -
Communities In Planning and Under Control............         2,375             291,121             -
Operating community acquisitions under contract or            1,241             179,200         6,600
  letter of intent...................................
                                                             ------       -------------     ---------
      Total..........................................        13,542            $732,492      $280,716
                                                             ======       =============     =========

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2000 and 2001 and expect to start construction on approximately $250-300 million, based on Total Expected Investment, of communities that are currently In Planning, during 2000. We expect to complete the acquisition of operating communities under contract or letter of intent by June 30, 2000. No assurances can be given that communities Archstone does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than Archstone's current estimates.

  Funding Sources

     We anticipate financing the company's planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds derived from our capital redeployment program and borrowings under unsecured credit facilities, prior to arranging long-term financing. Consistent with Archstone's performance in 1999, we anticipate that net cash flow from operating activities during 2000 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had $356.5 million in available capacity on Archstone's unsecured credit facilities, $68.7 million in tax-deferred exchange escrow and $57.5 million of operating communities and certain other real estate assets under contract for sale as of December 31, 1999. Subject to normal closing risks, we anticipate that we will complete these dispositions during the first or second quarter of 2000. Furthermore, we expect that $300-400 million in total proceeds will be generated from dispositions during 2000 in connection with the ongoing execution of our capital redeployment program.

     In addition, Archstone currently has $777.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to our ability to complete offerings on satisfactory terms.

  Other Contingencies, Hedging Activities and Year 2000 Issue

     Archstone is a party to various claims and routine litigation arising in the ordinary course of business. When considering the company's insurance coverage and other aspects of our risk management program, we do not believe that the results of any such claims and litigation, individually or in aggregate, will have a material adverse effect on Archstone's business, financial position or results of operations.

     Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs. See Note 11 of Archstone's audited financial statements contained in this Annual Report for more information on derivative financial instruments currently in use.

     We have not experienced any significant adverse consequences related to the widely publicized Year 2000 issue. All mission-critical computer systems are operable and performing as intended.

  Funds From Operations

     Funds From Operations has been an industry-wide standard used to measure operating performance of a REIT since its adoption by NAREIT in 1991. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The Funds From Operations measure presented by Archstone, while consistent with NAREIT's definition, will not be comparable to similarly titled measures of other REITs that do not compute Funds From Operations in a manner consistent with Archstone.

     Archstone's Funds From Operations is calculated as follows (amounts in thousands):

                                                                      Year Ended December 31
                                                                  ------------------------------
                                                                    1999       1998       1997
                                                                  --------   --------   --------
Net earnings attributable to Common Shares--Basic .............   $204,528   $177,022   $ 53,534
Add (Deduct):
    Depreciation on real estate investments ...................    132,437     96,337     52,893
    Provision for possible loss on investments ................      2,000      4,700      3,000
    Gain on disposition of investments, net ...................    (62,093)   (65,531)   (48,232)
    Nonrecurring expenses and extraordinary items .............      1,113      3,690     71,707
    Other, net ................................................        170       (662)    (1,281)
                                                                  --------   --------   --------
Funds From Operations attributable to Common Shares--Basic ....   $278,155   $215,556   $131,621
                                                                  --------   --------   --------
    Series A Convertible Preferred Share dividends ............      8,206      9,332      9,934
    Minority interest .........................................        780         --         --
                                                                  --------   --------   --------
Funds From Operations attributable to Common Shares--Diluted ..   $287,141   $224,888   $141,555
                                                                  ========   ========   ========
Weighted average Common Shares outstanding--Diluted ...........    146,087    125,825     90,230
                                                                  ========   ========   ========

     In October 1999, NAREIT revised the definition of Funds From Operations. The primary change involves including non-recurring items in Funds From Operations, except for those that are defined as "extraordinary items" under GAAP. To more closely conform to the revised definition, Archstone will count all interest income associated with our convertible mortgage notes as Funds From Operations whereas in the past it has excluded the benefit of non-cash amortization. Archstone will officially begin reporting the revised measure in the first quarter of 2000.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Archstone is exposed to interest rate changes associated with our unsecured credit facilities and other variable rate debt. Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs.

     The table below provides information about Archstone's financial instruments that are sensitive to changes in interest rates, including the estimated fair values for each interest rate sensitive asset or liability, as of December 31, 1999. As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 1999, the information presented therein is merely an estimate and has limited predictive value. As a result, Archstone's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time. The interest rates shown below give effect to interest rate caps and swaps, where applicable. See Note 11 of Archstone's audited financial statements contained in this Annual Report for information on Archstone's derivative financial instruments.

                                                  Expected Maturity/Principal Repayment Schedule at
                                                                    December 31,
                                            -------------------------------------------------------------
                                                                                                                        Estimated
                                                                                                             Total        Fair
                                             2000      2001      2002       2003       2004    Thereafter   Balance     Value(1)
                                            -------   -------  --------   --------    -------  ----------  ----------  -----------
Interest rate sensitive assets:
  Convertible mortgage notes receivable(2)..$    --   $    --   $    --   $     --    $    --    $205,601  $  205,601   $  205,600
    Average nominal interest rate (3).......    9.0%      9.0%      9.0%       9.0%       9.0%        9.0%         --           --

Interest rate sensitive liabilities:
  Unsecured credit facilities...............$ 8,536   $    --   $    --   $485,000(4) $    --    $     --   $  493,536  $  494,000
    Average nominal interest rate (3).......    6.0%      6.0%      6.0%       6.0%        --          --           --          --

  Long-Term Unsecured Debt:
    Fixed rate..............................$75,310   $70,010   $97,810   $171,560    $51,560    $734,607   $1,200,857  $1,139,000
      Average nominal interest rate (3).....    7.3%      7.4%      7.4%       7.5%       7.5%        7.5%          --          --

    Variable rate (5).......................$    --   $    --   $    --   $     --    $    --    $ 75,715   $   75,715  $   71,000
      Average nominal interest rate (3).....    3.9%      3.9%      3.9%       3.9%       3.9%        3.9%          --          --

  Mortgages payable:
    Fixed rate debt (6).....................$ 5,910   $ 9,184   $ 4,531   $ 25,014    $ 4,842    $452,619   $  502,100  $  497,000
      Average nominal interest rate (3).....    6.3%      6.3%      6.2%       6.2%       6.2%        6.2%          --          --

  Variable rate debt........................$ 1,165   $ 1,257   $ 1,358   $  1,467    $37,932    $149,669   $  192,848  $  193,000
     Average nominal interest rate (3)......    3.5%      3.5%      3.5%       3.5%       3.5%        3.4%          --          --

(1) The estimated fair value for the convertible mortgage notes receivable and each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)  The face amount of the convertible mortgage notes is $221.3 million.  See
     Note 3, of Archstone's audited financial statements contained in this Annual Report for more information on convertible mortgages notes.

(3) Reflects the weighted average nominal interest rate on the assets or liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal interest rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates at December 31, 1999. The weighted average effective interest rate at December 31, 1999 for the convertible mortgage notes receivable was 13.4%. The weighted average effective interest rate on the unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable was 6.3%, 7.3%, and 6.1%, respectively.

(4) Archstone's $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at Archstone's option.

(5)  Consists of tax-exempt unsecured bonds.

(6) The fixed rate mortgages payable balance includes $304.4 million of Fannie Mae secured debt.

     Archstone also has investments in marketable equity securities aggregating $7.7 million which have been classified as "available for sale" and whose value is subject to equity price risk. As of December 31, 1999 an unrealized holding gain of $394,000 had been recorded in "other comprehensive income", a component of shareholders' equity, on these securities.

Item 8. Financial Statements and Supplementary Data

     Archstone's Balance Sheets as of December 31, 1999 and 1998, and its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999 and Schedule III - Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of Archstone's audited financial statements contained in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10. Trustees and Executive Officers of the Registrant

     For information regarding Archstone's Trustees and executive officers, see "Item 1. Business - Trustees and Officers of Archstone." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Archstone's 2000 Proxy Statement.

Item 11. Executive Compensation

     Incorporated herein by reference to the description under the captions "Election of Trustees" and "Executive Compensation" in the 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the description under the captions "Principal Shareholders" and "Election of Trustees" in the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2000 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following documents are filed as a part of this report:

         (a) Financial Statements and Schedule:

             1. Financial Statements

                See Index to Financial Statements and Schedule on page 31 of this report, which is incorporated herein by reference.

             2. Financial Statement Schedule:

                See Schedule III on page 59 of this report, which is
             incorporated herein by reference.

                All other schedules have been omitted since the required
             information is presented in the financial statements and the related notes or is not applicable.

             3. Exhibits.

                See Index to Exhibits on page 70 of this report, which is
             incorporated herein by reference.

         (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

             None filed in last quarter of period covered by this report.

         (c) Exhibits:

             The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 70 of this report, which is incorporated herein by reference.

                   Index to Financial Statements and Schedule

                                                                                                       Page
                                                                                                      ------
Archstone Communities Trust
   Independent Auditors' Report.................................................................        32
   Balance Sheets as of December 31, 1999 and 1998..............................................        33
   Statements of Earnings for the years ended December 31, 1999, 1998 and 1997..................        34
   Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997......        35
   Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997................        36
   Notes to Financial Statements................................................................        37
   Independent Auditors' Report on Financial Statement Schedule.................................        58
   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999..............        59
   Index to Exhibits............................................................................        70

                         Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

     We have audited the accompanying balance sheets of Archstone Communities Trust as of December 31, 1999 and 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archstone Communities Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                   KPMG LLP


  Chicago, Illinois
  January 27, 2000, except as to Note 16,
  which is as of February 4, 2000

                          Archstone Communities Trust

                                 Balance Sheets

                       (In thousands, except share data)

                                                                                                       December 31,
                                                                                                --------------------------
                                          Assets                                                   1999            1998
                                          ------                                                ----------      ----------
Real estate................................................................................     $5,217,331      $4,869,801
Less accumulated depreciation..............................................................        300,658         205,795
                                                                                                ----------      ----------
                                                                                                 4,916,673       4,664,006
Mortgage notes receivable, net.............................................................        210,357         211,967
                                                                                                ----------      ----------
       Net investments.....................................................................      5,127,030       4,875,973
Cash and cash equivalents..................................................................         10,072          10,119
Restricted cash in tax-deferred exchange escrow............................................         68,729          90,874
Other assets...............................................................................         96,606          82,932
                                                                                                ----------      ----------
       Total assets........................................................................     $5,302,437      $5,059,898
                                                                                                ==========      ==========
                          Liabilities and Shareholders' Equity
                          ------------------------------------
Liabilities:
   Unsecured credit facilities.............................................................     $  493,536      $  264,651
   Long-Term Unsecured Debt................................................................      1,276,572       1,231,167
   Mortgages payable.......................................................................        694,948         676,613
   Distributions payable...................................................................         53,518          53,364
   Accounts payable........................................................................         26,677          55,649
   Accrued expenses........................................................................         74,462          83,114
   Other liabilities.......................................................................         59,915          45,556
                                                                                                ----------      ----------
       Total liabilities...................................................................      2,679,628       2,410,114
                                                                                                ----------      ----------
Minority interest..........................................................................         55,303          21,459
                                                                                                ----------      ----------
Shareholders' equity:
   Series A Convertible Preferred Shares (3,705,390 shares in 1999 and 4,700,615 in 1998;
      stated liquidation preference of $25 per share)......................................         92,635         117,515
   Series B Preferred Shares (4,200,000 shares; liquidation preference of $25 per share)
    per share).............................................................................        105,000         105,000
   Series C Preferred Shares (2,000,000 shares; liquidation preference of $25 per share)...         50,000          50,000
   Series D Preferred Shares (2,000,000 shares; liquidation preference of $25 per share)...         50,000              --
   Common Shares (139,008,353 in 1999 and 143,313,015 in 1998).............................        139,008         143,313
   Additional paid-in capital..............................................................      2,271,856       2,350,239
   Unrealized holding gain.................................................................            394              --
   Distributions in excess of net earnings.................................................       (141,387)       (137,742)
                                                                                                ----------      ----------
       Total shareholders' equity..........................................................      2,567,506       2,628,325
                                                                                                ----------      ----------
       Total liabilities and shareholders' equity..........................................     $5,302,437      $5,059,898
                                                                                                ==========      ==========

   The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                            Statements of Earnings

                   (In thousands, except per share amounts)


                                                                                        Years Ended December 31,
                                                                             ----------------------------------------
Revenues:                                                                      1999           1998            1997
                                                                             ---------      ---------      ----------
   Rental revenues...................................................        $ 637,808      $ 484,539      $ 335,060
   Other income......................................................           29,064         29,106         20,602
                                                                             ---------      ---------      ---------
                                                                               666,872        513,645        355,662
                                                                             ---------      ---------      ---------
Expenses:
   Rental expenses...................................................          163,110        130,558         88,023
   Rental expenses paid to affiliate.................................            1,996          2,521          7,642
   Real estate taxes.................................................           52,421         40,681         27,386
   Depreciation on real estate investments...........................          132,437         96,337         52,893
   Interest expense..................................................          121,494         83,350         61,153
   General and administrative expenses...............................           20,521         13,978          4,036
   General and administrative expenses paid to affiliate.............            1,635          2,114         14,314
   Nonrecurring expenses:
       Branding strategy and Atlantic Merger integration.............                -          2,193              -
       Costs incurred in acquiring management companies from an
          affiliate..................................................                -              -         71,707
   Provision for possible loss on investments........................            2,000          4,700          3,000
   Other expenses....................................................            3,979          3,287            822
                                                                             ---------      ---------      ---------
                                                                               499,593        379,719        330,976
                                                                             ---------      ---------      ---------
Earnings from operations.............................................          167,279        133,926         24,686
   Gains on dispositions of depreciated real estate, net.............           62,093         65,531         48,232
                                                                             ---------      ---------      ---------
Earnings before extraordinary items..................................          229,372        199,457         72,918
   Less extraordinary items..........................................            1,113          1,497              -
                                                                             ---------      ---------      ---------
Net earnings.........................................................          228,259        197,960         72,918
                                                                             ---------      ---------      ---------
   Less Preferred Share dividends....................................           23,731         20,938         19,384
                                                                             ---------      ---------      ---------
Net earnings attributable to Common Shares - Basic...................        $ 204,528      $ 177,022      $  53,534
                                                                             =========      =========      =========
Weighted average Common Shares outstanding - Basic...................          139,801        118,592         81,870
                                                                             ---------      ---------      ---------
Weighted average Common Shares outstanding - Diluted.................          139,829        125,825         81,908
                                                                             ---------      ---------      ---------
Earnings before extraordinary item per Common Share:
   Basic.............................................................        $    1.47      $    1.51      $    0.65
                                                                             =========      =========      =========
   Diluted...........................................................        $    1.47      $    1.50      $    0.65
                                                                             =========      =========      =========
Net earnings per Common Share:
   Basic and Diluted.................................................        $    1.46      $    1.49      $    0.65
                                                                             =========      =========      =========
Distributions paid per Common Share..................................        $    1.48      $    1.39      $    1.30
                                                                             =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                            Archstone Communities Trust

                        Statements of Shareholders' Equity

                   Years ended December 31, 1999, 1998 and 1997
                                  (In thousands)

                                                Series A
                                               Convertible    Series B      Series C      Series D
                                                Preferred     Preferred     Preferred     Preferred
                                                Shares at     Shares at     Shares at     Shares at
                                                aggregate     aggregate     aggregate     aggregate
                                               liquidation   liquidation   liquidation   liquidation
                                               preference    preference    preference    preference
                                               -----------   -----------   -----------   -----------
Balances at December 31, 1996 ..............    $162,374      $105,000       $    --       $    --
    Comprehensive income:
        Net earnings .......................          --            --            --            --
        Preferred Share dividends paid .....          --            --            --            --
        Other comprehensive income .........          --            --            --            --

    Comprehensive income attributable to
      Common Shares ........................          --            --            --            --

    Common Share distributions .............          --            --            --            --
    Issuance of shares to affiliate ........          --            --            --            --
    Issuance of shares, net of expenses ....          --            --            --            --
    Other, net .............................     (27,164)           --            --            --
                                                --------      --------       -------       -------
Balances at December 31, 1997 ..............     135,210       105,000            --            --
    Comprehensive income:
        Net earnings .......................          --            --            --            --
        Preferred Share dividends paid .....          --            --            --            --
        Other comprehensive income .........          --            --            --            --

    Comprehensive income attributable to
      Common Shares ........................          --            --            --            --

    Common Share distributions .............          --            --            --            --
    Atlantic Merger ........................          --            --        50,000            --
    Issuance of shares, net of expenses ....          --            --            --            --
    Other, net .............................     (17,695)           --            --            --
                                                --------      --------       -------       -------
Balances at December 31, 1998 ..............     117,515       105,000        50,000            --
    Comprehensive income:
        Net earnings .......................          --            --            --            --
        Preferred Share dividends paid .....          --            --            --            --
        Other comprehensive income .........          --            --            --            --

    Comprehensive income attributable to
      Common Shares ........................          --            --            --            --

    Common Share distributions .............          --            --            --            --
    Repurchase of shares, net of expenses ..        (750)           --            --            --
    Issuance of shares, net of expenses ....          --            --            --        50,000
    Other, net .............................     (24,130)           --            --            --
                                                --------      --------       -------       -------
Balances at December 31, 1999 ..............    $ 92,635      $105,000       $50,000       $50,000
                                                ========      ========       =======       =======

                                                Common     Additional   Unrealized    Distributions
                                               Shares at    paid-in       holding     in excess of
                                               par value    capital     gain (loss)   net earnings      Total
                                               ---------   ----------   -----------   -------------   ----------
Balances at December 31, 1996 ..............   $ 75,511    $  918,434    $ 74,923       $ (68,734)    $1,267,508
    Comprehensive income:
        Net earnings .......................         --            --          --          72,918         72,918
        Preferred Share dividends paid .....         --            --          --         (19,384)       (19,384)
        Other comprehensive income .........         --            --       8,871              --          8,871
                                                                                                      ----------
    Comprehensive income attributable to
      Common Shares ........................         --            --          --              --         62,405
                                                                                                      ----------
    Common Share distributions .............         --            --          --        (112,505)      (112,505)
    Issuance of shares to affiliate ........      3,296        68,780          --              --         72,076
    Issuance of shares, net of expenses ....     11,420       236,956          --              --        248,376
    Other, net .............................      2,407        27,333          --              --          2,576
                                               --------    ----------    --------       ---------     ----------
Balances at December 31, 1997 ..............     92,634     1,251,503      83,794        (127,705)     1,540,436
    Comprehensive income:
        Net earnings .......................         --            --          --         197,960        197,960
        Preferred Share dividends paid .....         --            --          --         (20,938)       (20,938)
        Other comprehensive income .........         --            --     (83,794)             --        (83,794)
                                                                                                      ----------
    Comprehensive income attributable to
      Common Shares ........................         --            --          --              --         93,228
                                                                                                      ----------
    Common Share distributions .............         --            --          --        (187,059)      (187,059)
    Atlantic Merger ........................     47,752     1,038,390          --              --      1,136,142
    Issuance of shares, net of expenses ....      2,050        41,959          --              --         44,009
    Other, net .............................        877        18,387          --              --          1,569
                                               --------    ----------    --------       ---------     ----------
Balances at December 31, 1998 ..............    143,313     2,350,239          --        (137,742)     2,628,325
    Comprehensive income:
        Net earnings .......................         --            --          --         228,259        228,259
        Preferred Share dividends paid .....         --            --          --         (23,731)       (23,731)
        Other comprehensive income .........         --            --         394              --            394
                                                                                                      ----------
    Comprehensive income attributable to             --            --          --              --        204,922
      Common Shares ........................                                                          ----------

    Common Share distributions .............         --            --          --        (208,173)      (208,173)
    Repurchase of shares, net of expenses ..     (6,098)     (114,733)         --              --       (121,581)
    Issuance of shares, net of expenses ....         --        (1,740)         --              --         48,260
    Other, net .............................      1,793        38,090          --              --         15,753
                                               --------    ----------    --------       ---------     ----------
Balances at December 31, 1999 ..............   $139,008    $2,271,856    $    394       $(141,387)    $2,567,506
                                               ========    ==========    ========       =========     ==========

     The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                            Statements of Cash Flows
                                 (In thousands)


                                                                                       Years Ended December 31,
                                                                                -------------------------------------
                                                                                   1999          1998          1997
                                                                                ---------     ---------     ---------
Operating activities:
   Net earnings.............................................................    $ 228,259     $ 197,960     $  72,918
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
       Depreciation and amortization........................................      133,817        96,908        54,541
       Gains on dispositions of depreciated real estate, net................      (62,093)      (65,531)      (48,232)
       Provision for possible loss on investments...........................        2,000         4,700         3,000
       Costs incurred in acquiring management companies from an affiliate...           --            --        71,707
       Extraordinary item...................................................        1,113         1,497            --
   Change in accounts payable...............................................      (19,119)       (9,714)        4,000
   Change in accrued expenses and other liabilities.........................        4,598        16,886        11,034
   Change in other assets...................................................       (6,038)      (21,172)       (9,244)
                                                                                ---------     ---------     ---------
       Net cash flow provided by operating activities.......................      282,537       221,534       159,724
                                                                                ---------     ---------     ---------
Investing activities:
   Real estate investments..................................................     (801,805)     (688,151)     (616,100)
   Proceeds from dispositions, net of closing costs.........................      572,741       401,031       297,895
   Cash acquired in Atlantic Merger.........................................           --        79,359            --
   Change in tax-deferred exchange escrow...................................       22,145       (90,874)           --
   Funding of convertible mortgage notes receivable.........................           --       (11,895)      (85,750)
   Other, net...............................................................       (3,522)        1,385           843
                                                                                ---------     ---------     ---------
       Net cash flow used in investing activities...........................     (210,441)     (309,145)     (403,112)
                                                                                ---------     ---------     ---------
Financing activities:
   Proceeds from (payments on) Long-Term Unsecured Debt.....................      (30,000)      447,200        50,000
   Proceeds from Fannie Mae secured debt....................................       36,206       268,450            --
   Debt issuance costs incurred.............................................       (6,304)      (14,281)       (1,518)
   Principal payments on mortgages payable..................................      (62,965)     (111,325)      (53,131)
   Proceeds from bond refinancing...........................................       16,000            --            --
   Proceeds from (payments on) unsecured credit facilities, net.............      228,885      (356,621)      121,300
   Repurchase of Common Shares..............................................     (121,581)           --            --
   Proceeds from issuance of Common Shares, net.............................           --        44,009       249,199
   Proceeds from issuance of Series D Preferred Shares, net.................       48,260            --            --
   Proceeds from issuance of perpetual preferred units......................       41,969            --            --
   Cash distributions paid on Common Shares.................................     (208,018)     (165,190)     (105,547)
   Cash dividends paid on Preferred Shares..................................      (23,731)      (20,938)      (19,384)
   Other, net...............................................................        9,136         1,499         1,753
                                                                                ---------     ---------     ---------
       Net cash flow provided by (used in) financing activities.............      (72,143)       92,803       242,672
                                                                                ---------     ---------     ---------
Net change in cash and cash equivalents.....................................          (47)        5,192          (716)
Cash and cash equivalents at beginning of year..............................       10,119         4,927         5,643
                                                                                ---------     ---------     ---------
Cash and cash equivalents at end of year....................................    $  10,072     $  10,119     $   4,927
                                                                                =========     =========     =========

     See Note 15 for supplemental information on non-cash investing and financing activities.

   The accompanying notes are an integral part of the financial statements.

                          Archstone Communities Trust

                         Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

(1) Description of Business and Summary of Significant Accounting Policies

     In July 1998, Security Capital Atlantic Incorporated was merged with and into Security Capital Pacific Trust. This transaction is hereafter referred to as the "Atlantic Merger". Upon consummation of the Atlantic Merger, the name of the company was changed to Archstone Communities Trust. Financial information and references throughout this document are labeled "Archstone" for both pre- and post-transaction periods. Archstone's financial statements and related footnotes as of and for the period from the merger date (July 1998) to December 31, 1998 give effect to the Atlantic Merger, which was accounted for under the purchase method. See Note 8 for a more complete discussion.

  Business

     Archstone is an equity REIT organized in 1963 under the laws of the state of Maryland. Archstone primarily owns, operates, develops, acquires and redevelops income-producing apartment communities in our strategic target markets throughout the United States.

  Principles of Financial Presentation

     The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for investments when we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

     The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts realized or paid could differ from those estimates.

  Cash and Cash Equivalents

     We consider all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

  Real Estate and Depreciation

     Real estate, other than land and properties held for sale, is carried at depreciated cost. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Such assets are no longer depreciated when designated as held for sale. We periodically review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment's book value to its estimated future cash flows, on an undiscounted basis.

     We capitalize direct and certain related indirect costs associated with the successful acquisition, development or improvement of real estate. Capitalized costs associated with unsuccessful acquisition or development pursuits are expensed at the time the pursuit is abandoned.

                          Archstone Communities Trust

     Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

          Buildings and related land improvements..... 20-40 years
          Furniture, fixtures, equipment and other....  5-10 years

  Interest

     During 1999, 1998 and 1997, the total interest paid in cash on all outstanding debt, was $148.0 million, $96.4 million, and $73.1 million, respectively.

     We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during 1999, 1998 and 1997 aggregated $31.9 million, $29.9 million, and $17.6 million, respectively.

  Cost of Raising Capital

     Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with refinanced debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 1999, 1998 and 1997 was $4.8 million, $3.3 million, and $3.2 million, respectively.

     We occasionally utilize derivative financial instruments to lower our overall borrowing costs. The costs associated with entering into these agreements, as well as the related gains or losses on such agreements, are deferred and are amortized into interest expense over the term of the underlying debt.

  Revenue and Gain Recognition

     We generally lease our apartment units under operating leases with terms of one year or less. Rental income is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

     Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

  Rental Expenses

     Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities (net of utility reimbursements from residents), repairs and maintenance, make-ready, property insurance, marketing, landscaping, and other on-site and related administrative costs.

  Federal Income Taxes

     We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believe Archstone qualifies as a REIT. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

  Comprehensive Income

     Comprehensive income, which is defined as all changes in equity during each period except those resulting from transactions with or distributions to shareholders, is displayed in the accompanying Statements of Shareholders' Equity. The amounts reflected as "other comprehensive income" in 1998 and 1997 reflect unrealized holding gains and losses on convertible mortgages notes receivable (see Note 3).

                          Archstone Communities Trust

  Per Share Data

     Following is a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated (in thousands):

                                                                                     1999             1998              1997
                                                                               --------------   ---------------    -------------
Reconciliation of numerator between basic and diluted net earnings per Common Share (1):

Net earnings attributable to Common Shares - Basic..........................         $204,528          $177,022          $53,534
   Dividends on  Series A Convertible Preferred Shares......................                -             9,332                -
   Minority interest........................................................                -               645                -
                                                                                     --------          --------          -------
Net earnings attributable to Common Shares - Diluted........................         $204,528          $186,999          $53,534
                                                                                     ========          ========          =======
Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares outstanding - Basic................          139,801           118,592           81,870
   Assumed conversion of Series A Convertible Preferred Shares into
      Common Shares.........................................................                -             6,765                -
   Minority interest........................................................                -               458                -
   Incremental options outstanding..........................................               28                10               38
                                                                                     --------          --------          -------
Weighted average number of Common Shares outstanding - Diluted..............          139,829           125,825           81,908
                                                                                     ========          ========          =======

(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

  Expected Impact of New Accounting Rules

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued which established standards for the accounting and reporting of derivative instruments. The new rules, which become effective January 1, 2001, are not expected to have a material impact on Archstone's financial position or results of operations. See Note 11 for further information on derivative financial instruments.

  Reclassifications

     Certain of the 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

                          Archstone Communities Trust

(2) Real Estate

  Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                                       December 31,
                                                           ------------------------------------------------------------------
                                                                         1999                             1998 (1)
                                                           ------------------------------    --------------------------------
                                                              Investment         Units          Investment           Units
                                                           --------------    ------------    ---------------    -------------
Apartment communities:
  Operating communities................................        $4,444,289          68,255         $4,027,044           69,341
  Communities under construction (2)...................           563,020           7,830            701,897           12,120
  Development communities In Planning (2)
     Owned.............................................            45,481           2,096             69,710            3,398
     Under Control  (3)................................                 -           2,375                  -            3,772
                                                               ----------          ------         ----------           ------
      Total development communities In Planning........            45,481           4,471             69,710            7,170
                                                               ----------          ------         ----------           ------
     Total apartment communities.......................         5,052,790          80,556          4,798,651           88,631
                                                               ----------          ======         ----------           ======
Hotel asset  (4).......................................            22,870                             22,870
Other real estate assets (5)...........................           141,671                             48,280
                                                               ----------                         ----------
        Total real estate..............................        $5,217,331                         $4,869,801
                                                               ==========                         ==========




(1)  Includes the real estate assets acquired in the Atlantic Merger (see Note
     8).
(2) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(3) Archstone's investment as of December 31, 1999 and 1998 for developments Under Control was $5.3 million and $4.8 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.
(4) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California.
(5) Includes land that is not In Planning and, in 1999, our investment in an unconsolidated taxable subsidiary.

  Capital Expenditures

     In conjunction with the underwriting of each acquisition of an operating community, we prepare acquisition budgets that encompass the incremental capital needed to achieve our investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as "acquisition-related" capital expenditures, as incurred.

     As part of our operating strategy, we periodically evaluate each community's physical condition relative to established business objectives and the community's competitive position in its market. In conducting these evaluations, we consider Archstone's return on investment in relation to its long-term cost of capital as well as our research and analysis of competitive market factors. Capital expenditures for operating communities are classified as either "redevelopment" or "recurring".

     The redevelopment category includes: (i) redevelopment initiatives, which are intended to reposition the community in the marketplace and include items such as significant upgrades to the interiors, exteriors, landscaping and amenities; (ii) revenue-enhancing expenditures, which include investments that are expected to produce incremental community revenues, such as building garages, carports and storage facilities or gating a community; and (iii) expense-reducing expenditures, which include items such as water submetering systems and xeriscaping that reduce future operating costs.

     Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year which are incurred to maintain a community's long-term physical condition at a level commensurate with our stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

                          Archstone Communities Trust

     Repairs, maintenance and make-ready expenditures, including the replacement of carpets and appliances, are expensed as incurred, to the extent they are not acquisition-related costs identified during our pre-acquisition due diligence. Make-ready expenditures are costs incurred in preparing a vacant apartment unit for the next resident.

     The change in investments in real estate, at cost, consisted of the following (in thousands):

                                                                               Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                      1999                1998                  1997
                                                                   ----------           ----------           ----------
Balance at January 1........................................       $4,869,801           $2,604,919           $2,153,363
                                                                   ----------           ----------           ----------
Apartment communities:
     Real estate assets acquired in the Atlantic Merger.....                -            1,823,727                    -
     Acquisition-related expenditures.......................          401,392              285,806              391,234
     Redevelopment expenditures.............................           72,517               57,171               43,187
     Recurring capital expenditures.........................           13,022                9,464                8,762
     Development expenditures, excluding land acquisitions..          334,049              378,161              205,619
     Acquisition and improvement of land for development....           43,417               67,248               75,196
     Dispositions(1)........................................         (542,554)            (344,336)            (268,210)
     Provision for possible loss on investments.............             (450)                   -               (2,800)
                                                                   ----------           ----------           ----------
Net apartment community activity............................          321,393            2,277,241              452,988
                                                                   ----------           ----------           ----------

Other:
     Change in other real estate assets.....................           32,359                    -                    -
     Dispositions...........................................           (4,672)              (9,959)              (1,232)
     Provision for possible loss on investments.............           (1,550)              (2,400)                (200)
                                                                   ----------           ----------           ----------
Net other activity..........................................           26,137              (12,359)              (1,432)
                                                                   ----------           ----------           ----------
Balance at December 31......................................       $5,217,331           $4,869,801           $2,604,919
                                                                   ==========           ==========           ==========

(1) At December 31, 1999, Archstone held a portion of the 1999 disposition proceeds aggregating $68.7 million in an interest bearing escrow account, pending the acquisition of other apartment communities to complete tax-deferred exchanges.


     At December 31, 1999, Archstone had unfunded contractual commitments related to real estate investment activities aggregating approximately $280.7 million.

     We were committed to the sale of seven apartment communities and certain other real estate assets having an aggregate carrying value of $57.5 million as of December 31, 1999. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at December 31, 1999, which are included in Archstone's earnings from operations for 1999, 1998 and 1997, were $3.8 million, $3.3 million and $2.6 million, respectively.

                          Archstone Communities Trust

(3) Mortgage Notes Receivable

  Convertible Mortgage Note Terms

     In October 1996, we contributed 54 extended-stay lodging assets to Homestead Village Incorporated (NYSE: HSD) in exchange for common stock and convertible mortgage notes. The common stock was distributed to Archstone's shareholders in November 1996. In total, we received $221.3 million (face amount) of convertible mortgage notes in exchange for development financing provided to Homestead from 1996 through 1998, including the notes received in exchange for the initial contribution of properties.

     In May 1999, Homestead consummated a common share rights offering and, in accordance with the terms of the agreement governing Archstone's convertible mortgage notes, the conversion ratio of the notes was adjusted. The notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $10.44 of principal face amount outstanding. Previously the conversion ratio was $11.50. As a result of this lower conversion ratio, Archstone has the right to convert the Homestead notes into 1,944,860 additional Homestead common shares, for a total of 21,191,262 Homestead common shares. The conversion feature had no intrinsic value as of December 31, 1999. The convertible mortgage notes bear interest at 9.0% of face per annum which is received in interest-only payments on a semi-annual basis, are callable by Homestead after October 31, 2001 and mature on October 31, 2006. The extended-stay lodging assets we contributed serve as collateral securing the convertible mortgage notes.

Face amount of convertible mortgage notes........................................      $221,334
Original issue discount..........................................................       (22,501)
                                                                                       --------
Amount funded....................................................................       198,833
Other adjustments(1).............................................................         6,768
                                                                                       --------
Carrying value at December 31, 1999..............................................      $205,601
                                                                                       ========

(1) Includes the amortization of the original issue discount and the net unamortized discount on the conversion feature.


(4) Borrowings

  Unsecured Credit Facilities

     Upon consummation of the Atlantic Merger in July 1998, we replaced our $350 million unsecured revolving credit facility with a $750 million unsecured revolving credit facility provided by a group of financial institutions led by Chase Bank of Texas, National Association. The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at our option. The unsecured credit facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR (6.5% at December 31, 1999 and an average of 5.3% for the year ended December 31, 1999) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $375 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, Archstone pays a facility fee, which is equal to 0.15% of the commitment. Archstone paid commitment fees of $1.1 million, $0.8 million, and $0.4 million in 1999, 1998 and 1997, respectively.

     Upon replacing the $350 million credit facility with the $750 million credit facility, we expensed the remaining $1.5 million of unamortized loan costs associated with the $350 million credit facility, which was recorded as an extraordinary item during 1998.

                          Archstone Communities Trust

     The following table summarizes our unsecured credit facility borrowings (in thousands, except for percentages):

                                                                      Year Ended December 31,
                                                                  --------------------------------
                                                                    1999        1998        1997
                                                                  --------    --------    --------
Total unsecured credit facility..............................     $750,000    $750,000    $350,000
Borrowings outstanding at December 31........................     $485,000    $234,000    $223,500
Weighted average daily borrowings............................     $387,082    $340,658    $121,038
Maximum borrowings outstanding during the period.............     $485,000    $624,000    $251,250
Weighted average daily nominal interest rate.................          6.0%        6.3%        6.7%
Weighted average daily effective interest rate...............          6.4%        6.8%        8.4%

     In September 1996, we entered into a short-term, unsecured borrowing agreement with Chase Bank of Texas in order to enhance cash management flexibility. This borrowing agreement was renegotiated by Archstone upon consummation of the Atlantic Merger under terms similar to the previous agreement. In October 1998, the maximum borrowing capacity under the agreement was increased to $100 million. The agreement bears interest at an overnight rate that ranged from 5.4% to 6.3% during 1999. At December 31, 1999 and 1998, there were $8.5 million and $30.7 million of borrowings outstanding under this agreement respectively.

  Long-Term Unsecured Debt

     A summary of our Long-Term Unsecured Debt outstanding at December 31, 1999 follows (amounts in thousands):

                                                  Effective                                               Average
                                      Coupon      Interest       Balance at           Balance at         Remaining
 Type of Debt                        Rate/(1)/    Rate/(2)/   December 31, 1999    December 31, 1998    Life (years)
-----------------------------------  ---------    ---------   -----------------    -----------------    ------------
Long-term unsecured senior notes...     7.3%         7.5%        $1,200,857           $1,231,167            7.9
Unsecured tax-exempt bonds.........     3.9%         4.3%            75,715                   --            8.4
                                        ---          ---         ----------           ----------            ---
  Total/average....................     7.1%         7.3%        $1,276,572           $1,231,167            7.9
                                        ===          ===         ==========           ==========            ===

(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds. See Note 11 for information on derivative financial instruments.
(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

     The $1.2 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. (see -Scheduled Debt Maturities). The notes are redeemable any time at our option, in whole or in part. The redemption price is equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus an adjustment, if any, based on the yield to maturity relating to market yields available at redemption. The long-term unsecured senior notes are governed by the terms and provisions of an indenture agreement. The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity in 2008.

                          Archstone Communities Trust

  Mortgages Payable

     Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity. A summary of mortgages payable outstanding at December 31, 1999 follows (amounts in thousands):

                                                      Effective Interest              Principal Balance at December 31,
               Type of Mortgage                            Rate (1)                     1999                     1998
-----------------------------------------------   -----------------------    ------------------------   ----------------------
Fannie Mae secured debt (2)....................             6.5%                      $304,365                  $268,450
Conventional fixed rate........................             7.9%                       110,776                   108,588
Tax-exempt fixed rate..........................             6.3%                        56,576                    61,604
Tax-exempt floating rate.......................             4.5%                       192,847                   209,316
Other..........................................             6.3%                        30,384                    28,655
                                                  -----------------------    -----------------------    ----------------------
  Total/average mortgage debt..................             6.1%                      $694,948                  $676,613
                                                  =======================    ========================   ======================

(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of December 31, 1999. See Note 11 for information on derivative financial instruments.
(2) Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures January 2006, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

  The changes in mortgages payable during the past three years consisted of the following (in thousands):

                                                                1999                    1998                   1997
                                                        ------------------      -----------------      -----------------
Balances at January 1..............................           $676,613              $ 265,652               $217,188
  Notes assumed in Atlantic Merger.................                  -                160,329                      -
  Notes assumed or originated......................            141,613                362,158                101,595
  Bond refinancing.................................            (59,715)                     -                      -
  Regularly scheduled principal amortization.......             (5,391)                (4,316)                (3,284)
  Prepayments, final maturities and other..........            (58,172)              (107,210)               (49,847)
                                                        ------------------      -----------------      -----------------
Balances at December 31............................           $694,948              $ 676,613               $265,652
                                                        ==================      =================      =================


  Scheduled Debt Maturities

     Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                                                            Mortgages Payable
                                                             ---------------------------------------------
                                                                   Regularly
                                                                   Scheduled
                                           Long-Term               Principal             Final Maturities
                                        Unsecured Debt            Amortization              and Other                 Total
                                     -------------------     --------------------     --------------------     ------------------
2000.............................        $   75,310                $  4,876                 $  2,199               $   82,385
2001.............................            70,010                   5,240                    5,201                   80,451
2002.............................            97,810                   5,596                      293                  103,699
2003.............................           171,560                   5,891                   20,590                  198,041
2004.............................            51,560                   6,135                   36,639                   94,334
Thereafter.......................           810,322                 158,737                  443,551                1,412,610
                                     -------------------     --------------------     --------------------     ------------------
     Total.......................        $1,276,572                $186,475                 $508,473               $1,971,520
                                     ===================     ====================     ====================     ==================

     The average annual principal payments due from 2005 to 2019 are $90.7 million per year.

     The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan at our option.

                          Archstone Communities Trust

  Other

     Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 1999.

     See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.


(5) Distributions to Shareholders

     To maintain Archstone's status as a REIT, we are generally required to distribute at least 95% of our taxable income. The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. At its December 1999 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.48 to $1.54 per Common Share.

     The following table summarizes the cash dividends paid per share on the Common Shares and Preferred Shares in 1999, 1998 and 1997:

                                         1999     1998     1997
                                         -----    -----    -----
Common Shares..........................  $1.48    $1.39    $1.30
Series A Convertible Preferred Shares..  $1.99    $1.87    $1.75
Series B Preferred Shares..............  $2.25    $2.25    $2.25
Series C Preferred Shares (1)..........  $2.16    $1.08        -
Series D Preferred Shares (2)..........  $0.88        -        -

(1)  In 1998, represents dividends paid subsequent to the Atlantic Merger.

(2) Shares were issued in August 1999. The annualized dividend level is $2.1875 per share.


(6) Minority Interest

     In August 1999, a consolidated subsidiary issued 520,000 Series E perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $13.0 million. In November 1999, an additional 400,000 units were issued in exchange for $10.0 million. The units pay cumulative quarterly distributions of $0.5234 per share ($2.09375 or 8.375% per annum), are redeemable at our option after August 13, 2004 and are convertible into Archstone Series E Cumulative Redeemable Perpetual Preferred shares on or after August 13, 2009.

     In September 1999, a consolidated subsidiary issued 800,000 Series F perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $20.0 million. The units pay cumulative quarterly distributions of $0.5078 per share ($2.03125 or 8.125% per annum), are redeemable at our option after September 27, 2004 and are convertible into Archstone Series F Cumulative Redeemable Perpetual Preferred shares on or after September 27, 2009.

     The total net proceeds of $42.0 million from the issuance of perpetual preferred units in 1999 were used to repay borrowings under our unsecured credit facilities.

                          Archstone Communities Trust

     During 1998, certain operating communities were acquired by a consolidated subsidiary of Security Capital Atlantic Incorporated in exchange for cash and limited partnership units. The Atlantic subsidiary became a subsidiary of Archstone as a result of the Atlantic Merger. As of December 31, 1999 and 1998 there were approximately 598,000 and 913,000 of these limited partnership units outstanding, respectively. The units are convertible on a one for one basis into Common Shares and are generally entitled to distributions in amounts equal to those distributed on Common Shares.

     All of the units are reflected as minority interest in the accompanying Balance Sheets. Distributions on the units are recorded as minority interest expense and are reflected as "Other expenses" in Archstone's 1999 and 1998 Statements of Earnings. See Note 16 for information regarding an additional issuance of perpetual preferred units.


(7) Shareholders' Equity

   Shares of Beneficial Interest

     Archstone's Declaration of Trust authorizes us to issue up to 250,000,000 Shares of Beneficial Interest, $1.00 par value per share, consisting of Common Shares, preferred shares and such other shares of beneficial interest as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.

   Preferred Shares

     The Series A Convertible Preferred Shares issued in November 1993 have a liquidation preference of $25.00 per share for an aggregate liquidation preference at December 31, 1999 of $92.6 million. Holders of the Series A Convertible Preferred Shares are entitled only to limited voting rights under certain conditions. Each Series A Convertible Preferred Share is convertible, in whole or in part at the option of the holder at anytime, into 1.3469 of Archstone's Common Shares. During 1999, 1998 and 1997, approximately 965,000, 708,000, and 1,087,000 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 1,300,000, 953,000, and 1,463,000 Common Shares, respectively. This activity is included in "Other, net" in the accompanying Statements of Shareholders' Equity.

     Distributions on the Series A Convertible Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly distribution rate on the Common Shares into which the Series A Convertible Preferred Shares are convertible. Based on our anticipated 2000 Common Share dividend level, the dividend on the Series A Convertible Preferred Shares will be $2.074. The Series A Convertible Preferred Shares are redeemable at our option after November 30, 2003.

     A summary of Archstone's Series B, Series C and Series D Preferred Shares outstanding at December 31, 1999 follows:

                              Liquidation       Total
Preferred         Shares      Preference     Liquidation      Dividend      Redeemable on or
 Shares        Outstanding    (per share)    Preference      (per share)       After/(1)/
---------      -----------    -----------    ------------    -----------    ----------------
Series B.....  4.2 million      $25.00       $105 million      $2.2500      May 24, 2000
Series C.....  2.0 million      $25.00       $ 50 million      $2.1560      August 20, 2002
Series D.....  2.0 million      $25.00       $ 50 million      $2.1875      August 6, 2004

(1) We may redeem the shares for cash, in whole or in part, at a redemption price of $25.00 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other shares of Archstone, which may include other series of preferred shares.

                          Archstone Communities Trust

     The holders of the Preferred Shares do not have preemptive rights over the holders of Common Shares. The Preferred Shares have no stated maturity and are not subject to any sinking fund or other obligation of Archstone to redeem or retire the Preferred Shares. Holders of the Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions. The Series B, Series C, and Series D Preferred Shares are not convertible into any other securities of Archstone.

     All Preferred Share distributions are cumulative from the date of original issue and are payable quarterly in arrears on the last day of each March, June, September and December. All dividends due and payable on Preferred Shares have been accrued and paid as of the end of each fiscal year. All series of Preferred Shares rank on a parity as to distributions and liquidation proceeds.

     If six quarterly dividends payable (whether or not consecutive) on any series or class of preferred shares that are of equal rank with respect to dividends and any distribution of assets, shall not be paid in full, the number of Outside Trustees shall be increased by two and the holders of all such preferred shares voting as a class regardless of series or class, shall be entitled to elect the two additional Outside Trustees. Whenever all arrears in dividends have been paid, the right to elect the two additional Outside Trustees shall cease and the terms of such Outside Trustees shall terminate.

   Share Repurchase

     In February 1999, the Board authorized a $100 million share repurchase program, which was completed in July 1999. In September 1999, the Board authorized an additional repurchase of up to $50 million Common Shares. Through both programs, we have repurchased a total of $121.6 million of Common Shares (6.1 million shares at an average price of $19.76 per share) as of December 31, 1999. Proceeds from apartment community dispositions were used to reduce our unsecured credit facilities, providing the capacity to fund the share purchases.

   Dividend Reinvestment and Share Purchase Plan

     We established the Dividend Reinvestment and Share Purchase Plan in December 1997 in order to increase ownership in the company by private investors. Under the plan, holders of Common Shares have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares. The amount purchased by an individual is limited to a maximum of $5,000 per month, with any investments above the limitation requiring company approval. We did not grant approval for any purchases above the $5,000 threshold during 1999. In January 1998, we filed a registration statement with the SEC registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the plan.

   Ownership Restrictions and Significant Shareholder

     Our governing documents restrict beneficial ownership of our outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions is to assist in protecting and preserving Archstone's REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares without first negotiating with the Board. For Archstone to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of its outstanding capital shares may be owned by five or fewer individuals at any time during the last half of Archstone's taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares.

                          Archstone Communities Trust

     Common Shares owned by a person or group of persons in excess of the 9.8% limit are subject to redemption by Archstone. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the eligibility of Archstone to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification of Archstone as a REIT is advantageous to shareholders.

     The Board has permitted Security Capital to acquire up to 49% of Archstone's fully converted Common Shares. Security Capital's ownership of Common Shares is attributed for tax purposes to its shareholders. Security Capital owned approximately 39% of Archstone's total outstanding Common Shares at December 31, 1999. Pursuant to an agreement between Security Capital and Archstone, Security Capital has agreed to acquire no more than 49% of the fully converted Common Shares, subject to certain limited exceptions.

  Purchase Rights

     In 1994, the Board authorized the distribution to shareholders of one purchase right for each Common Share held. Holders of additional Common Shares issued after this date and prior to the expiration of the purchase rights in July 2004 will be entitled to one purchase right for each additional Common Share.

     Each purchase right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a share of a Participating Preferred Share at a price of $60.00 per one one-hundredth of Participating Preferred Share, subject to adjustment. Purchase rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), or takes formal actions, the intent of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each purchase right entitles the holder to purchase, at the purchase right's then current exercise price, a number of Common Shares having a market value of twice the purchase right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the purchase right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the purchase right's exercise price. The purchase rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per purchase right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

  Shelf Registration

     In December 1998, we filed a $750 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $77.2 million. These securities can be issued in the form of Long-Term Unsecured Debt, Common Shares or preferred shares on an as-needed basis, subject to our ability to complete offerings on satisfactory terms. As of December 31, 1999 Archstone had approximately $777.2 million in shelf-registered securities available for issuance.


(8) Atlantic Merger

     In July 1998, Security Capital Atlantic Incorporated ("Atlantic"), an affiliated apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into Security Capital Pacific Trust ("Pacific"). The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN". In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Series C Preferred Shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method. See Note 5 for additional information on Archstone's dividend and distribution levels, which were adjusted subsequent to the Atlantic Merger.

                          Archstone Communities Trust

     The following summarized pro forma unaudited information represents the combined historical operating results of Pacific and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger had occurred on January 1, 1997. The pro forma financial information presented is not necessarily indicative of what Archstone's actual operating results would have been had the two companies constituted a single entity during such periods (in thousands, except per share amounts):

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                              1998          1997
                                                                            ---------     ---------
Total revenues.........................................................     $ 610,866     $ 550,805
                                                                            =========     =========
Net earnings attributable to Common Shares before extraordinary items..     $ 201,562     $ 110,680
                                                                            =========     =========
Net earnings attributable to Common Shares.............................     $ 199,842     $ 110,680
                                                                            =========     =========
Weighted average Common Shares outstanding:
       Basic...........................................................       141,939       128,575
                                                                            =========     =========
       Diluted.........................................................       148,714       128,614
                                                                            =========     =========
Earnings attributable to Common Shares before extraordinary items per Common Share:
       Basic and Diluted...............................................     $    1.42     $    0.86
                                                                            =========     =========
Net earnings attributable to Common Shares per Common Share:
       Basic and Diluted...............................................     $    1.41     $    0.86
                                                                            =========     =========

(9) Acquisition of REIT Manager and Property Manager

     In September 1997, we acquired the operations and businesses of our REIT manager and property manager from Security Capital in exchange for 3,295,533 Common Shares. As a result of the transaction, we became an internally managed REIT.

     The market value of the 3,295,533 Common Shares issued was approximately $73.3 million, based on the $22.25 per share closing price of the Common Shares on such date. Of this amount, approximately $1.6 million was allocated to the estimated fair value of the tangible net assets acquired. The $71.7 million difference between the market value of the Common Shares and the estimated fair value of the net tangible assets acquired was recorded as "Costs incurred in acquiring management companies from an affiliate" (a non-recurring and non-cash expense) in Archstone's 1997 Statement of Earnings. Since the management companies did not have significant operations other than the management of Archstone and its assets, the transaction did not qualify as the acquisition of a "business" for purposes of applying APB Opinion No. 16, Business Combinations. Consequently, the market value of the Common Shares issued in excess of the fair value of the net tangible assets acquired was recorded as an operating expense rather than capitalized as goodwill.

     As a result of this transaction, we no longer pay REIT and property management fees to Security Capital. The REIT management agreement required us to pay a fee of approximately 16% of cash flow from operations, whereas the property management agreement required payment of a fee equal to approximately 3.5-3.75% of revenues, as defined in the respective agreements. None of these fees were capitalized. In lieu of these fees, we now directly incur the personnel and other costs related to these functions.

     Concurrent with the closing of the transaction, we also entered into an agreement with Security Capital for the provision of certain administrative services. Archstone purchases these services in exchange for a fee which, through December 31, 1998, was equal to Security Capital's direct cost of such services plus 20%. Effective January 1, 1999, the fee arrangement was revised to provide for the payment of our specific usage at fixed rates per unit for each service provided. The agreement has a one-year term and expires on December 31, 2000. We may modify or terminate the agreement, in whole or in part, at any time, subject to certain terms and conditions.

                          Archstone Communities Trust

(10) Benefit Plans

     In September 1997, our Common Shareholders approved the long-term incentive plan. To date, there have been three types of awards issued under the plan: (i) an employee share purchase plan with matching options, (ii) share options with a DEU feature, and (iii) restricted Common Share unit awards with a dividend feature. No more than 8,650,000 Common Shares in the aggregate may be awarded under the plan and no individual may be awarded more than 500,000 Common Shares in any one-year period. The plan has a 10-year term.

  Dividend Equivalent Units

     The long-term incentive plan generally provides that participants who are awarded share options or restricted Common Share units will also be credited with DEUs with respect to such awards. Options awarded under the employee share purchase plan are not eligible for DEUs. The DEUs credited to share options or restricted Common Share units are awarded annually at the end of each year and vest under the same terms as the underlying share options or restricted Common Share units.

     DEUs credited to share options represent the number of share options held plus DEUs previously awarded, multiplied by the excess between the average annual dividend yield on Common Shares and the average dividend yield for the Standard & Poor's 500 Stock Index. The average annual dividend yield for the Standard & Poor's 500 Stock Index is not deducted when calculating DEUs credited to restricted Common Share units. As of December 31, 1999, there were a total of 151,840 DEUs outstanding, awarded to 172 holders of share options and restricted Common Share units. These DEUs were valued at $3.1 million on December 31, 1999 based upon the market price of the Common Shares on that date. We recognize the value of the DEUs awarded as compensation expense over the vesting period, net of any previously recorded DEU expense related to forfeitures.

  Employee Share Purchase Plan with Matching Options

     As of December 31, 1999, certain officers and other employees had purchased 931,304 Common Shares at prices ranging from $21.19 to $24.31 per Common Share under the employee share purchase plan. Archstone financed 95% of the total purchase price through 10-year notes from the participants aggregating $19.2 million at December 31, 1999. The share purchase notes are recorded as a reduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity. The notes bear interest at approximately 6.0% per annum. All dividends on the shares are applied to interest and principal on the notes, with no cash distributions to employees. The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options, each to purchase one Common Share at the market price of the underlying share on the date of grant. The matching share options gradually vest over a five-year period. The matching share options do not have a DEU feature. A reconciliation of the notes due from employees during 1999 and 1998 are summarized as follows (in thousands):

                                                   1999              1998
                                             ----------------  ----------------
       Beginning balance..................   $         26,275  $         17,238
       Notes assumed in Atlantic Merger...                  -            11,338
       Notes issued.......................                  -             1,164
       Retirements........................             (6,854)           (3,254)
       Principal payments received........               (251)             (211)
                                             ----------------  ----------------
            Ending balance................   $         19,170  $         26,275
                                             ================  ================

     Of the notes outstanding at December 31, 1999, approximately $16.3 million were due from officers.

                          Archstone Communities Trust

  Share Options with DEU's and Trustee Options

     We have awarded share options with a DEU feature to certain officers and other employees. The exercise price of each share option granted is equal to the Common Share market price on the date of grant (See "Proforma Compensation Expense" below). The share options awarded generally vest at a rate of 25% per year.

     Additionally, Archstone has authorized 300,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options may not be less than the fair market value on the date of grant. All the options, except the 35,000 issued in 1999, have a five-year term and are exercisable in whole or in part at any time. The options issued in 1999 have a DEU feature, a 10-year term and vest over a four-year period.

     A summary of all share options outstanding at December 31, 1999 follows:

                                                                                                               Weighted-Average
                                             Number of          Range of Exercise                                 Remaining
                                              Options              Prices (1)            Expiration Date       Contractual Life
                                         ---------------    ----------------------    --------------------    --------------------
Matching options under the employee
 share purchase plan..................         1,862,608           $21.19 - $24.31             2007 - 2008          7.7 years
Share options with DEU's..............         2,260,806           $19.00 - $24.31             2007 - 2009          9.0 years
Outside Trustees......................            73,000           $15.59 - $22.59             2000 - 2009          5.8 years
                                         ---------------
Total.................................         4,196,414
                                         ===============

(1) The exercise price was equal to market price on the date of grant. The weighted average exercise prices for the matching options under the employee share purchase plan, share options with DEU's and Outside Trustee options were $22.17, $20.68, and $21.46 per Common Share, respectively, as of December 31, 1999. The weighted average exercise price for all options outstanding at December 31, 1999 was $21.36 per Common Share.

     A summary of the status of our share option plans as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below.

                                                                                   Weighted                  Number of
                                                          Number of             Average Exercise              Options
                                                           Options                   Price                  Exercisable
                                                      ------------------      ----------------------     ------------------
Balance/Average at December 31, 1996.............                 32,000                      $16.48                 32,000
                                                                                                         ------------------
   Granted.......................................              1,857,417                       22.06
   Exercised.....................................                 (2,000)                      16.34
   Forfeited.....................................                 (2,000)                       8.46
                                                      ------------------      ----------------------
Balance/Average at December 31, 1997.............              1,885,417                       21.99                 38,000
                                                      ------------------      ----------------------     ------------------
   Assumed in the Atlantic Merger................              1,260,138                       22.44
   Granted.......................................              1,582,754                       20.67
   Exercised.....................................                 (8,000)                      16.14
   Forfeited.....................................               (563,660)                      22.30
                                                      ------------------      ----------------------
Balance/Average at December 31, 1998.............              4,156,649                       21.62                 48,000
                                                      ------------------      ----------------------     ------------------
   Granted.......................................                923,528                       20.74
   Exercised.....................................                (10,000)                      18.83
   Forfeited.....................................               (873,763)                      21.87
                                                      ------------------      ----------------------
Balance/Average at December 31, 1999                           4,196,414                      $21.36                873,325
                                                      ==================      ======================     ==================

  Restricted Common Share Unit Awards

     During 1999 and 1998, we awarded 360,594 and 220,572 restricted Common Share units with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 22,663 have been forfeited. Each restricted Common Share unit provides the holder with one Common Share, subject to certain vesting provisions. The Common Share units and related DEU feature generally vest at 20% per year, over a five-year period. We recognize the value of the awards as compensation expense over the vesting period.

                          Archstone Communities Trust

  Proforma Compensation Expense

     We have adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows us to continue to account for our various share option plans using APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the share options equals the market price of the underlying share on the date of grant, no compensation expense is recognized. Accordingly, we did not recognize compensation expense related to share options as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, net earnings attributable to Common Shares and earnings per Common Share for 1999, 1998, and 1997 would change as follows:

                                                          1999                    1998                   1997
                                                        --------                --------                -------
Net earnings attributable to Common Shares
 (in thousands):
     As reported.................................       $204,528                $177,022                $53,534
                                                        --------                --------                -------
     Pro forma...................................       $203,348                $175,991                $53,318
                                                        ========                ========                =======
Basic earnings per Common Share:
     As reported.................................       $   1.46                $   1.49                $  0.65
                                                        --------                --------                -------
     Pro forma...................................       $   1.45                $   1.48                $  0.65
                                                        ========                ========                =======
Diluted earnings per Common Share:
     As reported.................................       $   1.46                $   1.49                $  0.65
                                                        --------                --------                -------
     Pro forma...................................       $   1.45                $   1.48                $  0.65
                                                        ========                ========                =======


  The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                            1999                    1998                    1997
                                                          --------                --------                -------
     Weighted average risk-free interest rate.........    6.52%                   4.74%                   6.08%
     Weighted average dividend yield..................    6.97%                   6.43%                   5.60%
     Weighted average volatility......................   16.31%                  25.44%                  18.35%
     Weighted average expected option life............    6.27 years              6.74 years              6.74 years

     The weighted average fair value of all options granted (excluding Trustee options) was approximately $2.00, $3.00 and $3.00 per option during 1999, 1998, and 1997, respectively.

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

                          Archstone Communities Trust

(11) Fair Values of Financial Instruments

     The following disclosures of estimated fair value of financial instruments were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that Archstone could realize upon disposition.

     At December 31, 1999, the carrying amount of cash and cash equivalents, restricted cash in tax-deferred exchange escrow, and trade receivables and payables were representative of their fair values because of the short-term maturity of these instruments. Similarly, the carrying value of the unsecured credit facilities approximates fair value as of those dates since the interest rates on these instruments fluctuate based on published market rates. At December 31, 1999, the estimated fair value of our mortgage notes receivable approximated their amortized cost. At December 31, 1999, our marketable securities, which are all classified as "available for sale", had an estimated fair value and actual carrying value of $7.7 million. At December 31, 1999 our Long-Term Unsecured Debt had an estimated fair value of approximately $1.2 billion and an actual carrying value of $1.3 billion. The mortgages payable had an estimated fair value and actual carrying value of approximately $0.7 billion at December 31, 1999.

  Derivative Financial Instruments

     Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs.

     On December 22, 1999, we entered into an interest rate swap agreement with a notional amount of $7.25 million, relating to a tax-exempt bond carrying a fixed interest rate of 5.25% per annum. The $7.25 million swap effectively provides for a floating interest rate through the bond mandatory tender date of December 1, 2006, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999 was 4.1% per annum.

     On July 28, 1999, we entered into an interest rate swap agreement with a notional amount of $15.1 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $15.1 million swap effectively provides for a floating interest rate through the bond mandatory tender date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999, was 4.1% per annum.

     On June 29, 1999, we entered into an interest rate swap agreement with a notional amount of $60.6 million, relating to unsecured tax-exempt bonds carrying a fixed interest rate of 5.3% per annum. The $60.6 million swap effectively provides for a floating interest rate through the bond mandatory tender date of June 1, 2008, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999, was 4.3% per annum.

     On May 12, 1999, we entered into an interest rate swap agreement with a notional amount of $36.3 million, relating to secured tax-exempt bonds carrying a fixed interest rate of 9.0% per annum. The $36.3 million swap effectively provides for a floating interest rate through the bond maturity date of May 1, 2004, at which time the agreement terminates. The actual floating effective interest rate at December 31, 1999, was 4.6% per annum.

     On April 13, 1999, we entered into an interest rate swap agreement with a notional amount of $100 million, relating to a portion of the outstanding balance on our $750 million unsecured line of credit. The $100 million swap effectively provides for a fixed interest rate of 5.9% through April 13, 2000, at which time the agreement terminates. The effective interest rate on Archstone's unsecured line of credit, including the effect of the hedge, was 6.4% per annum as of December 31, 1999.

                          Archstone Communities Trust

     On January 21, 1999, we entered into two interest rate swap agreements with notional amounts aggregating $55.0 million, relating to Long-Term Unsecured Debt. The $55.0 million of notes, which were originally issued at a floating weighted average effective interest rate of 7.3%, were effectively converted to a fixed weighted average interest rate of 7.1% through maturity.

     In connection with the closing of the $268.5 million of long-term secured debt agreement in December 1998 with Fannie Mae, we entered into an interest rate cap agreement on December 30, 1998, with a notional amount aggregating $118.5 million, which capped this portion of the debt at an effective interest rate of 6.9% through December 2002. The actual floating effective interest rate at December 31, 1999, was 6.7% per annum. Additionally in January 1999, we entered into an interest rate swap on the remaining $150 million, which was originally issued at a floating weighted average interest rate of 5.9% per annum. The swap effectively provides for a fixed interest rate of 6.3% until maturity in 2006.

     As of December 31, 1999, marking our various interest rate agreements to market would result in a net gain of $15.8 million, prior to consideration of the associated issuance costs, if each had been terminated on such date.

     In anticipation of a Long-Term Unsecured Debt offering that closed in March 1998, we entered into four separate interest rate contracts in 1997 with notional amount aggregating $120 million. Upon completion of the offering, we terminated the interest rate contracts, realizing a loss of approximately $5.5 million. The resulting loss was deferred and is being amortized into interest expense over the term of the debt agreement.

(12) Selected Quarterly Financial Data (Unaudited)

     Selected quarterly financial data (in thousands except per share amounts) for 1999 and 1998 is summarized below. The sum of the quarterly earnings per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to the impact of equity issuances.



                                                                  Three Months Ended                  Year Ended
                                                    -----------------------------------------------   -----------
                                                      3-31         6-30        9-30         12-31        12-31
                                                    --------     --------     --------     --------     --------
1999:
    Total revenues.........................         $161,387     $163,317     $168,872     $173,296     $666,872
                                                    --------     --------     --------     --------     --------
    Earnings from operations...............           39,330       42,415       43,361       42,173      167,279
    Gains on dispositions of
      depreciated real estate, net.........            5,319       13,659       27,909       15,206       62,093
    Less extraordinary item................            1,113            -            -            -        1,113
    Less Preferred Share dividends.........            5,691        5,617        6,036        6,387       23,731
                                                    --------     --------     --------     --------     --------
    Net earnings attributable to
    Common Shares - Basic..................           37,845       50,457       65,234       50,992      204,528
                                                    ========     ========     ========     ========     ========
    Net earnings per Common Share:
    Basic..................................         $   0.27     $   0.36     $   0.47     $   0.37     $   1.46
                                                    ========     ========     ========     ========     ========
    Diluted................................         $   0.27     $   0.36     $   0.46     $   0.37     $   1.46
                                                    ========     ========     ========     ========     ========

1998:
    Total revenues.........................         $ 95,611     $ 98,176     $159,045     $160,813     $513,645
                                                    --------     --------     --------     --------     --------
    Earnings from operations...............           29,299       28,048       37,961       38,618      133,926
    Gains on dispositions of
      depreciated real estate, net.........           15,484            -       21,204       28,843       65,531
    Less extraordinary item................                -            -        1,497            -        1,497
    Less Preferred Share dividends.........            4,712        4,757        5,723        5,746       20,938
                                                    --------     --------     --------     --------     --------
    Net earnings attributable to
      Common Shares Basic..................         $ 40,071     $ 23,291     $ 51,945     $ 61,715     $177,022
                                                    ========     ========     ========     ========     ========
    Net earnings per Common Share:
     Basic.................................         $   0.43     $   0.25     $   0.36     $   0.43     $   1.49
                                                    ========     ========     ========     ========     ========
     Diluted...............................         $   0.42     $   0.25     $   0.36     $   0.43     $   1.49
                                                    ========     ========     ========     ========     ========

                          Archstone Communities Trust

(13) Segment Data

     We define each of our apartment communities as individual operating segments. We have determined that all of our apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. We rely primarily on net operating income for purposes of making decisions about allocating resources and assessing segment performance.

     Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues, (ii) net operating income to consolidated earnings from operations, and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                                                               Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                     1999              1998                1997
                                                                                -------------      -------------      -------------
Reportable segment revenues................................................     $     634,028      $     478,144      $     331,346
Other non-reportable operating segment income(1)...........................            32,844             35,501             24,316
                                                                                -------------      -------------      -------------
Total segment and consolidated revenues....................................     $     666,872      $     513,645      $     355,662
                                                                                =============      =============      =============

                                                                                               Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                     1999              1998                1997
                                                                                -------------      -------------      -------------
Reportable segment net operating income (2)................................     $     416,515      $     305,309      $     208,423
Other non-reportable operating segment net operating income................             3,766              5,470              3,586
                                                                                -------------      -------------      -------------
     Total segment net operating income....................................           420,281            310,779            212,009
                                                                                -------------      -------------      -------------
Reconciling items:
     Other income..........................................................            29,064             29,106             20,602
     Depreciation on real estate investments...............................          (132,437)           (96,337)           (52,893)
     Interest expense......................................................          (121,494)           (83,350)           (61,153)
     General and administrative expenses...................................           (22,156)           (16,092)           (18,350)
     Provision for possible loss on investments............................            (2,000)            (4,700)            (3,000)
     Nonrecurring expenses.................................................               --              (2,193)           (71,707)
     Other expenses........................................................            (3,979)            (3,287)              (822)
                                                                                -------------      -------------      -------------
Consolidated earnings from operations......................................     $     167,279      $     133,926      $      24,686
                                                                                =============      =============      =============

                          Archstone Communities Trust

                                                                                                        December 31,
                                                                                        -------------------------------------------
                                                                                               1999                    1998
                                                                                        ------------------      -------------------
Reportable segment assets......................................................         $        4,819,307      $         4,536,529
Other non-reportable operating segment assets (3)..............................                    371,727                  385,587
                                                                                        ------------------      -------------------
     Total segment assets......................................................                  5,191,034                4,922,116
                                                                                        ------------------      -------------------

Reconciling items:
     Cash and cash equivalents.................................................                        515                    5,429
     Restricted cash in tax-deferred exchange escrow...........................                     68,729                   90,874
     Other assets..............................................................                     42,159                   41,479
                                                                                        ------------------      -------------------
Consolidated total assets......................................................         $        5,302,437      $         5,059,898
                                                                                        ==================      ===================

(1) Includes $23.6 million, $22.9 million and $16.7 million of interest income on the convertible mortgage notes receivable in 1999, 1998 and 1997, respectively (see Note 3). Also includes income from our unconsolidated taxable subsidiary and interest income on cash equivalents and other notes receivable.
(2) Net operating income is defined as rental revenues less rental expenses and real estate taxes.
(3) Includes $205.6 million and $203.0 million of convertible mortgage notes receivable during 1999 and 1998, respectively, and various other real estate investments.

     We do not derive any of our consolidated revenues from foreign countries and do not have any major customers that individually account for 10% or more of our consolidated revenues.

(14) Commitments and Contingencies

     Archstone is a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

     Archstone is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of our due diligence investigation procedures, we conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone's results of operations for any of the years in the three-year period ended December 31, 1999. We are not aware of any environmental condition on any of our communities which is likely to have a material effect on Archstone's financial condition or results of operations.

     See Note 2 for apartment construction and redevelopment commitments.

                          Archstone Communities Trust

                  Notes to Financial Statements - (Concluded)


(15) Supplemental Cash Flow Information

     Significant non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

          (i) Holders of Series A Convertible Preferred Shares converted $24.1 million, $17.7 million and $27.2 million of their shares into Common Shares during the years ended December 31, 1999, 1998 and 1997, respectively.

          (ii) In connection with the acquisition of apartment communities, we assumed mortgage debt of $105.4 million, $93.7 million (excluding mortgage debt assumed in the Atlantic Merger) and $101.6 million during the years ended December 31, 1999, 1998 and 1997, respectively.

          (iii) We refinanced $59.7 million in bonds during the year ended December 31, 1999.

          (iv) We issued 47,752,052 Common Shares valued at approximately $1.1 billion, 2,000,000 Series C Preferred Shares valued at approximately $50.6 million and assumed debt and other liabilities valued at approximately $778.9 million in exchange for approximately $1.9 billion of assets in the Atlantic Merger.

          (v) We recorded an $83.8 million decrease and an $8.9 million increase in the unrealized gain on the convertible mortgage notes receivable during the years ended December 31, 1998 and 1997 respectively, primarily as a result of changes in the market value of the common stock into which these securities are convertible.

          (vi) We had notes receivable outstanding from employees aggregating $19.2 million, $26.3 million (including $11.3 million assumed in the Atlantic Merger) and $17.2 million for the purchase of Common Shares under the Archstone's long-term incentive plan in 1999, 1998 and 1997, respectively.

          (vii) We issued 3,295,533 Common Shares valued at $73.3 million to Security Capital in exchange for the operations and business of the REIT and property management companies in September 1997.


(16) Subsequent Event

     In February 2000, a consolidated subsidiary issued 680,000 additional Series E perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $17.0 million. The units pay cumulative quarterly dividends of $0.5234 per share ($2.09375 or 8.375% per annum), are redeemable at our option after August 13, 2004 and are convertible into Archstone Series E Cumulative Redeemable Perpetual Preferred shares on or after August 13, 2009.

                          Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

     Under date of January 27, 2000, except as to Note 16 which is as of February 4, 2000, we reported on the balance sheets of Archstone Communities Trust as of December 31, 1999 and 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG LLP


Chicago, Illinois
January 27, 2000

                                                                    SCHEDULE III

                          Archstone Communities Trust
                   Real Estate and Accumulated Depreciation

                               December 31, 1999
                         (Dollar amounts in thousands)

                                                                              Initial Cost to Archstone
                                                                              -------------------------
                                                                                                              Costs
                                                                                                           Capitalized
                                                         Encum-                            Buildings &     Subsequent to
                                           Units         brances                Land       Improvements     Acquisition
                                           -----         -------                ----       ------------    -------------
Apartment Communities:
Albuquerque, New Mexico:
  Comanche Wells.......................      179         $     -              $  719            $ 4,072        $   835
  La Paloma............................      424               -               4,135                  -         19,966
  La Ventana...........................      232               -               2,210                  -         13,590
  Pavilions............................      240               -               2,182              7,624          6,339
  Telegraph Hill.......................      200               -               1,216              6,889          1,013
  Vista Del Sol........................      168               -               1,105              4,419          1,238
  Vistas at Seven Bar Ranch............      572               -               3,541              5,351         20,709
  Wellington Place.....................      280               -               1,881              7,523          1,904
Atlanta, Georgia:
  Archstone Roswell....................      664          30,355               6,791             38,484            457
  Archstone Vinings....................      200               -               1,787             10,126            740
  Azalea Park..........................      447          15,033               4,330             24,536            484
  Cameron Ashford......................      365               -               4,245             24,053            251
  Cameron at Barrett Creek.............      332               -               1,963             11,126         13,733
  Cameron Briarcliff...................      220               -               2,515             14,250            238
  Cameron at Northpoint................      264               -               2,248             12,740          8,073
  Cameron Bridge.......................      224               -               2,119             12,010          4,948
  Cameron Brook........................      440          18,774               4,050             22,950            306
  Cameron Dunwoody.....................      238               -               2,747             15,566            148
  Cameron Greens.......................      304          10,013               2,389             13,537            239
  Cameron Landing......................      368          15,340               3,535             20,030            516
  Cameron Pointe.......................      214          12,545               2,725             15,440            462
  Cameron Station......................      348          15,058               2,880             16,321          1,010
  Cameron Woodlands....................      644               -               4,901             27,775            319
  Lake Ridge at Dunwoody...............      268               -               3,126             17,712            179
  Old Salem............................      172               -               1,490              8,446            521
  Trolley Square.......................      270               -               2,918             16,534            524
  Winterscreek.........................      200           4,834               1,561              8,846             86
Austin, Texas:
  Archstone Hunters' Run I & II........      400          14,820               2,197                  -         17,856
  Archstone Monterey Ranch I...........      168          16,861                 424                  -          9,204
  Archstone Monterey Ranch II..........      456               -               1,151                  -         23,686
  Archstone Monterey Ranch III.........      448               -               1,131                  -         11,958
  Archstone Northwest Hills............      314               -               1,311              7,431          3,054
  Ridge, The...........................      326               -               1,669              6,675          3,326
  Shadowood............................      236               -               1,197              4,787          1,154


                                           Gross Amount at Which Carried at
                                                   December 31, 1999
                                        -------------------------------------                             Con-
                                                   Buildings &                     Accumulated         struction          Year
                                          Land     Improvements         Totals     Depreciation           Year          Acquired
                                        ------     ------------        -------     ------------        ---------        --------
Apartment Communities:
Albuquerque, New Mexico:
  Comanche Wells....................... $  719          $ 4,907        $ 5,626        $  753              1985             1994
  La Paloma............................  4,135           19,966         24,101         3,165              1996             1993
  La Ventana...........................  2,210           13,590         15,800         1,673              1996             1994
  Pavilions............................  2,182           13,963         16,145         3,082               (a)              (a)
  Telegraph Hill.......................  1,216            7,902          9,118           701              1986             1996
  Vista Del Sol........................  1,105            5,657          6,762           946              1987             1993
  Vistas at Seven Bar Ranch............  3,541           26,060         29,601         3,451               (b)              (b)
  Wellington Place.....................  1,881            9,427         11,308         1,446              1981             1993
Atlanta, Georgia:
  Archstone Roswell....................  6,791           38,941         45,732         2,806              1988             1998
  Archstone Vinings....................  1,787           10,866         12,653           658              1978             1998
  Azalea Park..........................  4,330           25,020         29,350         1,658              1987             1998
  Cameron Ashford......................  4,245           24,304         28,549         1,542              1990             1998
  Cameron at Barrett Creek.............  1,963           24,859         26,822           400              1999             1998
  Cameron Briarcliff...................  2,515           14,488         17,003           915              1989             1998
  Cameron at Northpoint................  2,248           20,813         23,061           612              1999             1998
  Cameron Bridge.......................  2,119           16,958         19,077           516              1999             1998
  Cameron Brook........................  4,050           23,256         27,306         1,447              1988             1998
  Cameron Dunwoody.....................  2,747           15,714         18,461           999              1989             1998
  Cameron Greens.......................  2,389           13,776         16,165           865              1986             1998
  Cameron Landing......................  3,535           20,546         24,081         1,359              1998             1998
  Cameron Pointe.......................  2,725           15,902         18,627           989              1987             1998
  Cameron Station......................  2,880           17,331         20,211         1,062               (d)             1998
  Cameron Woodlands....................  4,901           28,094         32,995         1,758               (e)             1998
  Lake Ridge at Dunwoody...............  3,126           17,891         21,017         1,347              1979             1998
  Old Salem............................  1,490            8,967         10,457           557              1968             1998
  Trolley Square.......................  2,918           17,058         19,976         1,082              1989             1998
  Winterscreek.........................  1,561            8,932         10,493           570              1984             1998
Austin, Texas:
  Archstone Hunters' Run I & II........  2,197           17,856         20,053         2,428               (f)              (f)
  Archstone Monterey Ranch I...........    424            9,204          9,628           164              1999             1993
  Archstone Monterey Ranch II..........  1,151           23,686         24,837         2,365              1996             1993
  Archstone Monterey Ranch III.........  1,131           11,958         13,089           (c)               (c)             1993
  Archstone Northwest Hills............  1,311           10,485         11,796         1,588              1979             1993
  Ridge, The...........................  1,669           10,001         11,670         1,672              1978             1993
  Shadowood............................  1,197            5,941          7,138           954              1985             1993

                                                                    SCHEDULE III


                                                                              Initial Cost to Archstone
                                                                              -------------------------
                                                                                                              Costs
                                                                                                           Capitalized
                                                         Encum-                            Buildings &     Subsequent to
                                           Units         brances                Land       Improvements     Acquisition
                                           -----         -------                ----       ------------    -------------
Apartment Communities:
Birmingham, Alabama:
  Cameron at the Summit I..............     372         $      -             $3,458            $19,595         $   414
  Cameron at the Summit II.............     268                -                698              3,955          13,387
Boston. Massachusetts
  Arboretum, The.......................     312           36,346              6,721             38,087             513
  Archstone Tewksbury..................      77            3,076              1,189              6,739             190
  Archstone Tewksbury II...............     168                -              3,235                660          16,171
Charlotte, North Carolina:
  Archstone Tyvola Centre..............     404                -              3,470              2,461           1,698
  Cameron at Hickory Grove.............     202            6,063              1,434              8,127             219
  Cameron Matthews.....................     212            9,035              2,034             11,526             165
  Archstone Eastover...................     128                -              1,431              8,107             705
  Pinnacle at North Cross, The.........     312                -              3,573             20,264             206
  Archstone Reafield...................     324                -              3,009             17,052           1,012
  Springs at Steele Creek..............     264                -              2,475             14,028             170
  Waterford Square I & II..............     694                -              6,220             35,243             280
Chicago, Illinois
  Foxfire (k)..........................     294            8,119              3,137             17,770             192
  Garden Glen (k)......................     460           33,410              6,844             38,722           1,203
  Prairie Court (k)....................     125            7,250              2,071             11,708             111
Dallas, Texas:
  Archstone Knoxbridge.................     334           15,462              4,668             26,453             697
  Archstone Legacy.....................     244                -              1,532              8,683           2,581
  Archstone Spring Creek...............     278                -              1,613              9,140           2,925
  Oaks at Park Boulevard, The..........     216                -              1,386              5,543           3,050
  Summerstone..........................     192                -              1,028              5,824           2,192
  Timber Ridge I & II..................     352                -              1,672              5,671          10,829
Denver, Colorado:
  Archstone Dakota Ridge...............     480                -              2,108                 24          32,494
  Cambrian, The........................     383                -              2,256              9,026           3,967
  Cedars II, The.......................     172                -                828                529           4,192
  Cedars, The..........................     408                -              3,128             12,512           5,828
  Fox Creek I..........................     175                -              1,167              4,669           1,612
  Fox Creek II.........................     112                -                  -                  -           8,819
  Legacy Heights.......................     384           16,417              2,049                  4          20,496
  Reflections I & II...................     416                -              2,396              6,362          14,550
  Regency Park.........................     204            8,500              2,416             13,674              16
  Silver Cliff.........................     312                -              2,410             13,656           1,156
  Sunwood..............................     156                -              1,030              4,596           3,013
  Wendemere at the Ranch...............     256                -              2,606             14,769             469
El Paso, Texas:
  Las Flores...........................     468            5,648                625              6,624           1,447


                                           Gross Amount at Which Carried at
                                                   December 31, 1999
                                        -------------------------------------                             Con-
                                                   Buildings &                     Accumulated         struction          Year
                                          Land     Improvements         Totals     Depreciation           Year          Acquired
                                        ------     ------------        -------     ------------        ---------        --------
Apartment Communities:
Birmingham, Alabama:
  Cameron at the Summit I..............  $3,458          $20,009        $23,467        $1,685              1998             1998
  Cameron at the Summit II.............     698           17,342         18,040           101               (c)             1998
Boston. Massachusetts
  Arboretum, The.......................   6,721           38,600         45,321           926              1989             1999
  Archstone Tewksbury..................   1,189            6,929          8,118           181              1995             1999
  Archstone Tewksbury II...............   3,235           16,831         20,066            50               (c)             1999
Charlotte, North Carolina:
  Archstone Tyvola Centre..............   3,470            4,159          7,629           (c)               (c)             1998
  Cameron at Hickory Grove.............   1,434            8,346          9,780           522              1988             1998
  Cameron Matthews.....................   2,034           11,691         13,725           748              1998             1998
  Archstone Eastover...................   1,431            8,812         10,243           527              1987             1998
  Pinnacle at North Cross, The.........   3,573           20,470         24,043           819              1997             1998
  Archstone Reafield...................   3,009           18,064         21,073         1,101              1987             1998
  Springs at Steele Creek..............   2,475           14,198         16,673           879              1997             1998
  Waterford Square I & II..............   6,220           35,523         41,743         2,416               (g)             1998
Chicago, Illinois
  Foxfire (k)..........................   3,137           17,962         21,099           171              1998             1999
  Garden Glen (k)......................   6,844           39,925         46,769           374              1987             1999
  Prairie Court (k)....................   2,071           11,819         13,890           112              1987             1999
Dallas, Texas:
  Archstone Knoxbridge.................   4,668           27,150         31,818           812              1994             1998
  Archstone Legacy.....................   1,532           11,264         12,796         1,687              1985             1993
  Archstone Spring Creek...............   1,613           12,065         13,678         1,792              1983             1993
  Oaks at Park Boulevard, The..........   1,386            8,593          9,979         1,078              1986             1993
  Summerstone..........................   1,028            8,016          9,044         1,164              1983             1993
  Timber Ridge I & II..................   1,672           16,500         18,172         1,730               (h)              (h)
Denver, Colorado:
  Archstone Dakota Ridge...............   2,108           32,518         34,626           433              1999             1997
  Cambrian, The........................   2,256           12,993         15,249         1,872              1983             1993
  Cedars II, The.......................     828            4,721          5,549           (c)               (c)             1999
  Cedars, The..........................   3,128           18,340         21,468         2,849              1984             1993
  Fox Creek I..........................   1,167            6,281          7,448           896              1984             1993
  Fox Creek II.........................       -            8,819          8,819           159              1999             1995
  Legacy Heights.......................   2,049           20,500         22,549         1,199              1998             1997
  Reflections I & II...................   2,396           20,912         23,308         2,828               (i)              (i)
  Regency Park.........................   2,416           13,690         16,106            20              1986             1999
  Silver Cliff.........................   2,410           14,812         17,222         2,248              1991             1994
  Sunwood..............................   1,030            7,609          8,639         1,143              1981             1992
  Wendemere at the Ranch...............   2,606           15,238         17,844           548              1984             1999
El Paso, Texas:
  Las Flores...........................     625            8,071          8,696         3,981               (j)              (j)

                                 SCHEDULE III

                                                                          Initial Cost to Archstone
                                                                          -------------------------
                                                                                                          Costs
                                                                                                       Capitalized
                                                     Encum-                            Buildings &     Subsequent to
                                       Units         brances                Land       Improvements     Acquisition
                                       -----         -------                ----       ------------    -------------
Apartment Communities:
Ft. Lauderdale/West Palm Beach:
  Archstone at Woodbine............      408         $      -             $3,803           $ 1,832          $ 4,222
  Archstone Pembrooke Pines........      308                -              2,675            15,159            1,051
  Archstone Waterview..............      192                -              1,847            10,464              874
  Cameron at Meadow Lakes..........      189                -              1,712             9,702              121
  Cameron at the Villages..........      384                -              3,298            18,686              722
  Cameron Cove.....................      221            8,173              1,648             9,338              644
  Cameron Gardens..................      300                -              2,803            15,882            6,017
  Cameron Hidden Harbor............      200            5,233              1,868            10,587              839
  Cameron Palms....................      340                -              2,252            12,763           13,813
  Cameron Park I...................      196                -              2,129            12,063            2,580
  Cameron View.....................      176                -              1,487             8,425              376
  Cameron Waterways................      300                -              3,678            20,840              452
  Archstone Island Reach...........      280                -              2,764            15,662              605
  Park Place at Turtle Run.........      350                -              2,598            14,721              128
Ft. Myers, Florida:
  Forestwood.......................      397           11,058              2,534            14,361              520
Houston, Texas:
  7100 Almeda......................      348                -              1,713             9,706            2,484
  Archstone Braeswood..............      240                -              1,861            10,548            1,775
  Archstone Braeswood II...........       36                -              1,125                 5            3,050
  Archstone Brompton Court.........      794                -              4,058            22,993            8,940
  Archstone Medical Center I.......      360           13,295              4,210                 -           14,660
  Archstone Medical Center II......      318                -              3,368                 -           15,908
  Memorial Heights I...............      360           14,801              3,169                 -           16,087
  Memorial Heights II..............      256           12,174              9,164                 -            7,042
Indianapolis, Indiana:
  Arbor Green......................      208                -              1,597             9,049              446
  Archstone River Ridge............      202                -                461             2,612           12,681
Inland Empire, California:
  Crossing, The....................      296                -              2,227            12,622            2,058
  Miramonte........................      290                -              2,357            13,364            1,231
  Sierra Hills.....................      300              612              2,810            15,921            1,827
  Terracina........................      736                -              5,780            32,757            3,252
  Westcourt........................      515                -              1,909            10,817            4,795
  Woodsong.........................      262                -              1,846            10,469              920
Jacksonville, Florida:
  Cameron Lakes I & II.............      555                -              5,268            29,855              355

                                         Gross Amount at Which Carried at
                                                 December 31, 1999
                                         --------------------------------                            Con-
                                                   Buildings &                Accumulated         struction          Year
                                          Land     Improvements    Totals     Depreciation           Year          Acquired
                                         ------    ------------    ------     ------------        ---------        --------
Apartment Communities:
Ft. Lauderdale/West Palm Beach:
  Archstone at Woodbine............      $3,803        $ 6,054    $ 9,857           $  (c)              (c)            1999
  Archstone Pembrooke Pines........       2,675         16,210     18,885              996             1988            1998
  Archstone Waterview..............       1,847         11,338     13,185              705             1988            1998
  Cameron at Meadow Lakes..........       1,712          9,823     11,535              620             1983            1998
  Cameron at the Villages..........       3,298         19,408     22,706            1,219             1987            1998
  Cameron Cove.....................       1,648          9,982     11,630              617             1986            1998
  Cameron Gardens..................       2,803         21,899     24,702              550             1999            1998
  Cameron Hidden Harbor............       1,868         11,426     13,294              704             1986            1998
  Cameron Palms....................       2,252         26,576     28,828              421             1999            1998
  Cameron Park I...................       2,129         14,643     16,772              562             1999            1998
  Cameron View.....................       1,487          8,801     10,288              554             1987            1998
  Cameron Waterways................       3,678         21,292     24,970            1,209             1998            1998
  Archstone Island Reach...........       2,764         16,267     19,031              387             1990            1999
  Park Place at Turtle Run.........       2,598         14,849     17,447              938             1989            1998
Ft. Myers, Florida:
  Forestwood.......................       2,534         14,881     17,415              933             1986            1998
Houston, Texas:
  7100 Almeda......................       1,713         12,190     13,903            1,680             1984            1994
  Archstone Braeswood..............       1,861         12,323     14,184            1,863             1984            1993
  Archstone Braeswood II...........       1,125          3,055      4,180               35             1999            1997
  Archstone Brompton Court.........       4,058         31,933     35,991            4,628             1972            1994
  Archstone Medical Center I.......       4,210         14,660     18,870            1,991             1996            1994
  Archstone Medical Center II......       3,368         15,908     19,276              541             1999            1994
  Memorial Heights I...............       3,169         16,087     19,256            3,226             1996            1996
  Memorial Heights II..............       9,164          7,042     16,206                4             1998            1996
Indianapolis, Indiana:
  Arbor Green......................       1,597          9,495     11,092              591             1989            1998
  Archstone River Ridge............         461         15,293     15,754              100              (c)            1998
Inland Empire, California:
  Crossing, The....................       2,227         14,680     16,907            1,453             1989            1996
  Miramonte........................       2,357         14,595     16,952            1,618             1989            1995
  Sierra Hills.....................       2,810         17,748     20,558            1,270             1990            1997
  Terracina........................       5,780         36,009     41,789            3,504             1988            1996
  Westcourt........................       1,909         15,612     17,521            1,712             1986            1996
  Woodsong.........................       1,846         11,389     13,235            1,033             1985            1996
Jacksonville, Florida:
  Cameron Lakes I & II.............       5,268         30,210     35,478            2,457              (l)            1998

                                                                    SCHEDULE III


                                                                              Initial Cost to Archstone
                                                                              -------------------------
                                                                                                              Costs
                                                                                                           Capitalized
                                                         Encum-                            Buildings &     Subsequent to
                                           Units         brances                Land       Improvements     Acquisition
                                           -----         -------                ----       ------------    -------------
Apartment Communities:
Las Vegas, Nevada:
  Crossings at Lake Mead, The..........      444         $     -              $2,086            $11,867        $ 2,035
  Horizons at Piccole Ranch............      408               -               3,173             18,048          1,307
  La Tierra at the Lakes...............      896               -               5,904             33,561          6,137
Los Angeles, California:
  Oakridge.............................      178               -               3,212             18,200          1,355
  Regency Court........................      174               -               1,962             11,118          1,066
Minneapolis, Minnesota:
  Eden Commons (k).....................      196           5,979               1,973             11,181            258
  Regency Woods (k)....................      282               -               3,591             20,368             29
  Willow Creek (k).....................      240               -               1,976             11,192             73
Nashville, Tennessee:
  Amberwood at Bellevue................      225           5,002               2,235             12,660            966
  Archstone Briley Parkway.............      360               -               2,471             14,003            367
  Cameron Overlook.....................      452               -               4,031             22,843            186
  Enclave at Brentwood, The............      380               -               2,672             15,143          1,197
  Shadowbluff..........................      220           5,720               1,422              8,059            145
Orange County, California:
  Las Flores...........................      504           7,368               8,900                264         41,392
  Newpointe............................      160               -               1,403              7,981            651
  Rivermeadows.........................      152               -               2,082             11,797          1,503
  Sorrento.............................      241           4,744               4,872                  -         22,888
  Villa Marseilles.....................      192           3,630               1,970             11,162          4,850
  Windemere............................      182               -               2,611             14,815             14
Orlando, Florida:
  Cameron Promenade....................      212               -               2,236             12,671          1,117
  Cameron Springs......................      340               -               2,893             16,391            378
  Cameron Wellington I.................      192               -               1,505              8,526             98
  Cameron Wellington II................      120               -               1,605              9,094            274
  Kingston Village.....................      120               -               1,039              5,887            610
Phoenix, Arizona:
  Bay Club at Mesa Cove................      472               -               2,797             11,188          2,336
  Cochise at Arrowhead I (k)...........      272               -               2,019                  -         16,080
  Cochise at Arrowhead II (k)..........      200               -               1,601                  -         11,074
  Foxfire..............................      188               -               1,055              5,976          1,011
  Miralago I...........................      496          18,720               2,743                  -         22,519
  Moorings at Mesa Cove, The...........      406               -               3,261             13,045          2,136
  Peaks at Papago Park, The............      768               -               5,131             23,408         10,221
  Ridge, The...........................      380               -               1,852             10,492          1,067




                                           Gross Amount at Which Carried at
                                                   December 31, 1999
                                        -------------------------------------                             Con-
                                                   Buildings &                     Accumulated         struction          Year
                                          Land     Improvements         Totals     Depreciation           Year          Acquired
                                        ------     ------------        -------     ------------        ---------        --------
Apartment Communities:
Las Vegas, Nevada:
  Crossings at Lake Mead, The..........  $2,086         $13,902        $15,988           $1,720             1986             1995
  Horizons at Piccole Ranch............   3,173          19,355         22,528            2,434             1990             1995
  La Tierra at the Lakes...............   5,904          39,698         45,602            5,167             1986             1995
Los Angeles, California:
  Oakridge.............................   3,212          19,555         22,767              686             1985             1998
  Regency Court........................   1,962          12,184         14,146              341             1988             1999
Minneapolis, Minnesota:
  Eden Commons (k).....................   1,973          11,439         13,412              328             1987             1998
  Regency Woods (k)....................   3,591          20,397         23,988              140             1988             1999
  Willow Creek (k).....................   1,976          11,265         13,241              107             1979             1999
Nashville, Tennessee:
  Amberwood at Bellevue................   2,235          13,626         15,861              440             1986             1998
  Archstone Briley Parkway.............   2,471          14,370         16,841            1,057             1986             1998
  Cameron Overlook.....................   4,031          23,029         27,060            1,897             1998             1998
  Enclave at Brentwood, The............   2,672          16,340         19,012            1,004             1988             1998
  Shadowbluff..........................   1,422           8,204          9,626              520             1986             1998
Orange County, California:
  Las Flores...........................   8,900          41,656         50,556            1,297             1999             1996
  Newpointe............................   1,403           8,632         10,035              809             1987             1996
  Rivermeadows.........................   2,082          13,300         15,382              992             1986             1997
  Sorrento.............................   4,872          22,888         27,760              800             1998             1996
  Villa Marseilles.....................   1,970          16,012         17,982            1,138             1991             1996
  Windemere............................   2,611          14,829         17,440              101             1987             1999
Orlando, Florida:
  Cameron Promenade....................   2,236          13,788         16,024              670             1999             1998
  Cameron Springs......................   2,893          16,769         19,662            1,060             1986             1998
  Cameron Wellington I.................   1,505           8,624         10,129              548             1988             1998
  Cameron Wellington II................   1,605           9,368         10,973              422             1999             1998
  Kingston Village.....................   1,039           6,497          7,536              397             1982             1998
Phoenix, Arizona:
  Bay Club at Mesa Cove................   2,797          13,524         16,321            2,136             1985             1993
  Cochise at Arrowhead I (k)...........   2,019          16,080         18,099              920             1999             1995
  Cochise at Arrowhead II (k)..........   1,601          11,074         12,675              180             1999             1995
  Foxfire..............................   1,055           6,987          8,042            1,041             1985             1994
  Miralago I...........................   2,743          22,519         25,262            2,417             1997             1995
  Moorings at Mesa Cove, The...........   3,261          15,181         18,442            2,682             1985             1992
  Peaks at Papago Park, The............   5,131          33,629         38,760            4,975              (m)              (m)
  Ridge, The...........................   1,852          11,559         13,411            1,891             1987             1993

                                                                    SCHEDULE III

                                                              Initial Cost to Archstone
                                                              -------------------------
                                                                                              Costs
                                                                                           Capitalized
                                                     Encum-                Buildings &    Subsequent to
                                            Units   brances    Land        Improvements    Acquisition
                                            -----   -------   ------       ------------   -------------
Apartment Communities:
Phoenix, Arizona (continued):
    San Marbeya (k)......................     404   $         $3,675            $    93         $23,369
    San Marquis North....................     208         -    1,215                  -           9,866
    San Marquis South....................     264         -    2,312                  -          11,568
    San Palmera (k)......................     412         -    3,515                  -          23,216
    San Valiente I (k)...................     376         -    3,062                  -          19,796
    San Valiente II (k)..................     228         -    1,647                  -          12,360
    Scottsdale Greens....................     644    23,465    3,489             19,774           8,753
Portland, Oregon:
    Arbor Heights........................     348         -    2,669                  -          20,771
    Brighton.............................     233         -    1,675              9,532           1,743
    Cambridge Crossing...................     250         -    2,260                  -          13,411
    Hedges Creek.........................     408         -    3,758                162          23,647
    Preston's Crossing...................     228         -      851                  -          12,280
    Timberline...........................     130         -    1,058              5,995             643
Raleigh, North Carolina:
    52 Magnolia..........................     228    11,765    2,732             15,482             283
    Archstone at Preston.................     388         -      882              4,996          21,828
    Cameron at Six Forks.................     172         -    1,417              8,027             225
    Cameron at Southpoint................     288         -    1,719              9,741           9,397
    Cameron Brooke.......................     228         -    2,031             11,508             258
    Cameron Lake I & II..................     368         -    3,145             17,820           1,342
    Cameron Ridge........................     228         -    1,694              9,599             675
    Cameron Square.......................     268         -    2,575             14,590             190
    Cameron Woods........................     328         -    2,107             11,940           8,182
    Conifer Glen.........................     186         -    2,204             12,511             148
    Cornerstone..........................     302         -    3,748             21,239             334
    Poplar Place.........................     230         -    2,189             12,407             772
    Waterford Point......................     336    14,560    3,136             17,763               -
Reno, Nevada:
    Enclave, The.........................     228         -    1,947                  -          13,810
    Enclave II, The......................     180         -    1,538                  -          12,988
    Vista Ridge..........................     324         -    2,002                  -          19,416
Richmond, Virginia:
    Archstone Swift Creek I..............     288         -      812              4,604          16,732
    Cameron at Gayton....................     220         -    1,905             10,796             168
    Cameron at Virginia Center...........     264         -    2,907             16,472           1,227
    Cameron at Virginia Center II........      88         -      242              1,372           5,367
    Cameron at Wyndham...................     312         -    3,782             21,433             992
    Cameron Crossing I & II..............     424         -    4,968             28,155           1,600


                                            Gross Amount at Which Carried at
                                                   December 31, 1999
                                            --------------------------------
                                                                                               Con-
                                                     Buildings &              Accumulated    struction     Year
                                             Land    Improvements   Totals    Depreciation      Year     Acquired
                                            ------   ------------   -------   ------------   ---------   --------
Apartment Communities:
Phoenix, Arizona (continued):
    San Marbeya (k)......................   $3,675        $23,462   $27,137         $  478        1999       1997
    San Marquis North....................    1,215          9,866    11,081          1,429        1994       1993
    San Marquis South....................    2,312         11,568    13,880          1,967        1994       1993
    San Palmera (k)......................    3,515         23,216    26,731          2,282        1997       1995
    San Valiente I (k)...................    3,062         19,796    22,858          1,988        1997       1995
    San Valiente II (k)..................    1,647         12,360    14,007            202        1999       1995
    Scottsdale Greens....................    3,489         28,527    32,016          4,553        1980       1994
Portland, Oregon:
    Arbor Heights........................    2,669         20,771    23,440          1,669        1998       1996
    Brighton.............................    1,675         11,275    12,950          1,014        1985       1996
    Cambridge Crossing...................    2,260         13,411    15,671          1,154        1998       1996
    Hedges Creek.........................    3,758         23,809    27,567            605        1999       1997
    Preston's Crossing...................      851         12,280    13,131          1,358        1996       1995
    Timberline...........................    1,058          6,638     7,696            672        1990       1996
Raleigh, North Carolina:
    52 Magnolia..........................    2,732         15,765    18,497            978        1995       1998
    Archstone at Preston.................      882         26,824    27,706            143         (c)       1998
    Cameron at Six Forks.................    1,417          8,252     9,669            519        1985       1998
    Cameron at Southpoint................    1,719         19,138    20,857            369        1999       1998
    Cameron Brooke.......................    2,031         11,766    13,797            925        1997       1998
    Cameron Lake I & II..................    3,145         19,162    22,307          1,145         (n)       1998
    Cameron Ridge........................    1,694         10,274    11,968            615        1985       1998
    Cameron Square.......................    2,575         14,780    17,355            923        1987       1998
    Cameron Woods........................    2,107         20,122    22,229            512        1999       1998
    Conifer Glen.........................    2,204         12,659    14,863            508        1997       1998
    Cornerstone..........................    3,748         21,573    25,321          1,335        1997       1998
    Poplar Place.........................    2,189         13,179    15,368            816        1987       1998
    Waterford Point......................    3,136         17,763    20,899          1,307        1996       1998
Reno, Nevada:
    Enclave, The.........................    1,947         13,810    15,757            723        1998       1996
    Enclave II, The......................    1,538         12,988    14,526             89         (c)       1996
    Vista Ridge..........................    2,002         19,416    21,418          2,096        1997       1995
Richmond, Virginia:
    Archstone Swift Creek I..............      812         21,336    22,148             41         (c)       1998
    Cameron at Gayton....................    1,905         10,964    12,869            688        1987       1998
    Cameron at Virginia Center...........    2,907         17,699    20,606            779        1999       1998
    Cameron at Virginia Center II........      242          6,739     6,981             60        1999       1998
    Cameron at Wyndham...................    3,782         22,425    26,207          1,161        1999       1998
    Cameron Crossing I & II..............    4,968         29,755    34,723          1,799        1998       1998

                                                                    SCHEDULE III

                                                                   Initial Cost to Archstone
                                                                   --------------------------
                                                                                                   Costs
                                                                                                Capitalized
                                                      Encum-                    Buildings &    Subsequent to
                                             Units    brances       Land        Improvements    Acquisition
                                             -----    -------      ------       ------------   -------------
Apartment Communities:
Salt Lake City, Utah
    Archstone River Oaks...................    448    $     -      $5,400           $   213        $28,822
    Brighton Place.........................    336          -       2,091            11,892          4,376
    Carrington Place.......................    142      3,372       1,072             6,072            724
    Cloverland.............................    186      4,124       1,392             7,886          1,265
    Crossroads.............................    240      4,435       1,521             8,619          2,183
    Fairstone at Riverview.................    492          -       4,636                 -         27,383
    Greenpointe............................    224          -         923             5,050          3,237
    Mountain Shadow........................    262          -         927             4,730          6,294
    Raintree...............................    152          -         948             5,373            905
    Remington, The.........................    288     10,530       2,324                 -         14,986
    Riverbend..............................    200          -       1,357             7,692          1,140

San Antonio, Texas:
    Archstone Huebner Oaks.................    344          -       1,455             8,248          1,963
    Austin Pointe..........................    328          -       1,728             9,725          1,596
    Camino Real............................    176          -       1,084             4,338          2,577
    Contour Place..........................    126          -         456             1,829            632
    Crescent, The..........................    306          -       1,145                 -         15,290
    Dymaxion...............................    190          -         683             3,740            837
    Marbach Park...........................    304          -       1,122             6,361          1,307
    Rancho Mirage..........................    254          -         724             2,971          1,909
    St. Tropez I...........................    273          -       2,013             8,054          2,749
    Stanford Heights.......................    276          -       1,631                 -         12,002
    Sterling Heights.......................    224      9,498       1,644                 -         10,818
    Villas of Castle Hills.................    163          -       1,037             4,148          1,147
    Waters at Northern Hills, The..........    305          -       1,251             7,105          1,932

San Diego, California:
    Archstone La Jolla.....................    296          -       4,741            26,866          1,379
    Archstone Mission Valley...............    736          -      20,893               656         10,543
    Archstone Torrey Hills.................    340          -      10,400               659         28,745
    Archstone University Towne Centre......    328     20,846       4,616            26,160          2,095
    Carmel Del Mar.........................    232     14,670       3,802            21,546          2,491
    Club Pacifica..........................    264          -       2,141            12,132          1,356
    El Dorado Hills........................    448          -       4,418            25,084          3,500
    Ocean Crest............................    450          -       3,918            22,207          3,265
    Archstone Seaport Village..............    387          -       5,963            33,789          1,725
    Seascape...............................    208          -       2,659            15,066          1,675

                                                  Gross Amount at Which Carried at
                                                        December 31, 1999
                                                 ---------------------------------
                                                                                                         Con-
                                                           Buildings &                Accumulated      struction      Year
                                                  Land     Improvements    Totals     Depreciation        Year      Acquired
                                                 ------    ------------    -------    ------------     ---------    --------
Apartment Communities:
Salt Lake City, Utah
    Archstone River Oaks...................     $ 5,400       $29,035      $34,435        $  318            (c)        1997
    Brighton Place.........................       2,091        16,268       18,359         2,074           1979        1995
    Carrington Place.......................       1,072         6,796        7,868           434           1986        1997
    Cloverland.............................       1,392         9,151       10,543           576           1985        1997
    Crossroads.............................       1,521        10,802       12,323           857           1986        1996
    Fairstone at Riverview.................       4,636        27,383       32,019         2,079           1998        1996
    Greenpointe............................         923         8,287        9,210           881            (o)         (o)
    Mountain Shadow........................         927        11,024       11,951         1,063            (p)         (p)
    Raintree...............................         948         6,278        7,226           337           1984        1998
    Remington, The.........................       2,324        14,986       17,310         1,781           1997        1995
    Riverbend..............................       1,357         8,832       10,189           472           1985        1998

San Antonio, Texas:
    Archstone Huebner Oaks.................       1,455        10,211       11,666         1,556           1983        1993
    Austin Pointe..........................       1,728        11,321       13,049         1,845           1982        1993
    Camino Real............................       1,084         6,915        7,999         1,051           1979        1993
    Contour Place..........................         456         2,461        2,917           694           1984        1992
    Crescent, The..........................       1,145        15,290       16,435         2,724           1994        1992
    Dymaxion...............................         683         4,577        5,260           605           1984        1994
    Marbach Park...........................       1,122         7,668        8,790         1,287           1985        1993
    Rancho Mirage..........................         724         4,880        5,604           788           1974        1993
    St. Tropez I...........................       2,013        10,803       12,816         1,798           1982        1992
    Stanford Heights.......................       1,631        12,002       13,633         1,705           1996        1993
    Sterling Heights.......................       1,644        10,818       12,462         1,534           1995        1993
    Villas of Castle Hills.................       1,037         5,295        6,332           871           1971        1993
    Waters at Northern Hills, The..........       1,251         9,037       10,288         1,348           1982        1994

San Diego, California:
    Archstone La Jolla.....................       4,741        28,245       32,986         2,317           1991        1996
    Archstone Mission Valley...............      20,893        11,199       32,092          (c)             (c)        1998
    Archstone Torrey Hills.................      10,400        29,404       39,804            95            (c)        1997
    Archstone University Towne Centre......       4,616        28,255       32,871         2,068           1986        1997
    Carmel Del Mar.........................       3,802        24,037       27,839         1,071           1991        1998
    Club Pacifica..........................       2,141        13,488       15,629         1,328           1987        1996
    El Dorado Hills........................       4,418        28,584       33,002         2,583           1983        1996
    Ocean Crest............................       3,918        25,472       29,390         1,959            (q)         (q)
    Archstone Seaport Village..............       5,963        35,514       41,477           999           1992        1999
    Seascape...............................       2,659        16,741       19,400           661           1986        1998

                                                                    SCHEDULE III

                                                                              Initial Cost to Archstone
                                                                              -------------------------
                                                                                                              Costs
                                                                                                           Capitalized
                                                         Encum-                            Buildings &     Subsequent to
                                           Units         brances               Land        Improvements     Acquisition
                                           -----         -------              ------       ------------    -------------
Apartment Communities:
San Francisco (Bay Area), California:
  Archstone Emerald Park...............      324         $     -             $ 8,950            $   170          $36,575
  Archstone Hacienda...................      540           5,002              18,696                668           47,785
  Archstone Marina Bay.................      468               -               5,952             33,728            1,062
  Archstone Monterey Grove.............      224               -               4,451                 13           22,564
  Archstone San Ramon..................      496               -               7,820             44,311            1,924
  Archstone Willow Glen................      412               -              16,140                746           11,681
  Ashton Place.........................      948          45,566               9,782             55,429           28,310
  Los Padres Village...................      245               -               4,579             25,946            1,143
  Redwood Shores.......................      304          23,608               5,608             31,778            2,473
  Treat Commons........................      510               -               5,788             32,802            1,458
Seattle, Washington:
  Archstone Inglewood Hill.............      230               -               2,463                 68           17,931
  Archstone Northcreek.................      524               -               5,750                261           34,175
  Cambrian, The........................      422               -               6,231             35,309            1,854
  Canyon Creek.........................      336          17,324               5,250                  -           19,800
  Canyon Creek II......................      216           7,865               2,705             15,330            1,973
  Fairwood Landing.....................      194               -               1,223              6,928            1,222
  Forestview...........................      192               -               1,681                  -           13,896
  Harbour Pointe.......................      230               -               2,027                  -           13,128
  Redmond Hill Central.................      258               -               1,950             11,118            1,687
  Newport Crossing.....................      192               -               1,694              9,602              781
  Pebble Cove..........................      288          14,261               1,895                  -           15,742
  Redmond Hill East....................      332               -               2,795             15,593            3,242
  Redmond Hill West....................      184           6,251               2,084             11,833            1,567
  Stonemeadow Farms....................      280               -               4,370                  -           18,134
  Waterford Place......................      360               -               4,131             23,407            1,383
Tampa/St. Petersburg, Florida:
  Archstone Boot Ranch.................      250               -               2,102             11,910              546
  Archstone Rocky Creek................      264               -                 511              2,896           15,268
  Cameron Bayshore.....................      328               -               2,035             11,530            1,025
  Cameron Lakes........................      207               -               1,570              8,897              530
  Cameron Palm Harbor..................      168           5,517               1,293              7,325              436
  Country Place Village I..............       88           1,904                 777              4,400              422
  Country Place Village II.............      100               -                 805              4,563              362
Tucson, Arizona:
  Tierra Antigua.......................      147               -                 992              3,967            1,000
  Villa Caprice........................      268               -               1,279              7,248            1,118
Ventura County, California:
  Le Club..............................      370               -               4,958             28,097            2,155
  Pelican Point........................      400               -               4,365             24,735            1,947

                                             Gross Amount at Which Carried at
                                                     December 31, 1999
                                          -------------------------------------                             Con-
                                                     Buildings &                     Accumulated         struction          Year
                                           Land      Improvements        Totals      Depreciation           Year          Acquired
                                          ------     ------------        -------     ------------        ---------        --------
Apartment Communities:
San Francisco (Bay Area), California:
  Archstone Emerald Park...............  $ 8,950          $36,745        $45,695           $  134            (c)             1997
  Archstone Hacienda...................   18,696           48,453         67,149               96            (c)             1997
  Archstone Marina Bay.................    5,952           34,790         40,742            2,652            1991            1997
  Archstone Monterey Grove.............    4,451           22,577         27,028              277            (c)             1997
  Archstone San Ramon..................    7,820           46,235         54,055            3,620            1988            1997
  Archstone Willow Glen................   16,140           12,427         28,567              (c)            (c)             1998
  Ashton Place.........................    9,782           83,739         93,521            6,363            1970            1996
  Harborside...........................    3,213           18,691         21,904            1,492            1989            1996
  Los Padres Village...................    4,579           27,089         31,668            1,916            1988            1997
  Redwood Shores.......................    5,608           34,251         39,859            2,932            1986            1996
  Treat Commons........................    5,788           34,260         40,048            3,620            1988            1995
Seattle, Washington:
  Archstone Inglewood Hill.............    2,463           17,999         20,462              179            (c)             1997
  Archstone Northcreek.................    5,750           34,436         40,186              446            (c)             1998
  Cambrian, The........................    6,231           37,163         43,394            2,566            1991            1997
  Canyon Creek.........................    5,250           19,800         25,050            1,792            1997            1997
  Canyon Creek II......................    2,705           17,303         20,008              865            1989            1998
  Fairwood Landing.....................    1,223            8,150          9,373              650            1982            1996
  Forestview...........................    1,681           13,896         15,577              697            1998            1996
  Harbour Pointe.......................    2,027           13,128         15,155              953            1997            1996
  Redmond Hill Central.................    1,950           12,805         14,755            1,568            1987            1995
  Newport Crossing.....................    1,694           10,383         12,077              841            1990            1997
  Pebble Cove..........................    1,895           15,742         17,637            1,542            1996            1995
  Redmond Hill East....................    2,795           18,835         21,630            2,204            1990            1995
  Redmond Hill West....................    2,084           13,400         15,484              539            1986            1999
  Stonemeadow Farms....................    4,370           18,134         22,504              741            1999            1997
  Waterford Place......................    4,131           24,790         28,921            1,495            1989            1997
Tampa/St. Petersburg, Florida:
  Archstone Boot Ranch.................    2,102           12,456         14,558              778            1988            1998
  Archstone Rocky Creek................      511           18,164         18,675              137            (c)             1998
  Cameron Bayshore.....................    2,035           12,555         14,590              754            1984            1998
  Cameron Lakes........................    1,570            9,427         10,997              600            1986            1998
  Cameron Palm Harbor..................    1,293            7,761          9,054              486            1988            1998
  Country Place Village I..............      777            4,822          5,599              289            1982            1998
  Country Place Village II.............      805            4,925          5,730              301            1983            1998
Tucson, Arizona:
  Tierra Antigua.......................      992            4,967          5,959            1,156            1979            1992
  Villa Caprice........................    1,279            8,366          9,645            1,316            1972            1993
Ventura County, California:
  Le Club..............................    4,958           30,252         35,210            2,091            1987            1997
  Pelican Point........................    4,365           26,682         31,047            1,779            1985            1997

                                                                    SCHEDULE III

                                                                              Initial Cost to Archstone
                                                                             ---------------------------
                                                                                                                  Costs
                                                                                                               Capitalized
                                                         Encum-                             Buildings &        Subsequent to
                                           Units         brances              Land          Improvements        Acquisition
                                          ------         --------           --------        ------------       -------------
Apartment Communities:
Washington, D.C.
  Archstone Bellemeade Farms............     316         $ 13,122           $  3,250        $   18,416       $           787
  Archstone Fair Lakes..................     282           15,477              3,687            20,893                   610
  Archstone Governor's Green............     338               --              1,836            10,402                20,483
  Archstone Milestone II................     132               --              2,009               435                 1,271
  Bristol Gables........................     358               --              5,429            30,760                    33
  Camden at Kendall Ridge...............     184               --              2,089            11,838                   157
  Cameron at Milestone..................     444               --              5,633            31,920                   311
  Cameron at Saybrooke..................     252               --              3,210            18,190                   154
  Cameron Woodland Park.................     392               --              6,989               494                10,645
  Ellipse at Government Center, The.....     404               --              5,704            38,310                 1,061
  West Springfield Terrace..............     244               --              2,918            16,537                   268
                                          ------         --------           --------        ----------       ---------------
Total Apartment Communities -
 Operating and Under Construction.......  76,085         $692,630           $732,260        $2,800,434       $     1,474,615
                                          ======         ========           ========        ==========       ===============
Other:
Development Communities in
   Planning and Owned...................

Hotel Asset.............................

Other Real Estate Assets (r)............

Total Real Estate Assets................


                                                Gross Amount at Which Carried at
                                                        December 31, 1999
                                             -------------------------------------                            Con-
                                                        Buildings &                      Accumulated       struction        Year
                                               Land     Improvements      Totals         Depreciation         Year        Acquired
                                             -------    ------------    ----------       ------------      ---------      --------
Apartment Communities:
Washington, D.C.
  Archstone Bellemeade Farms............     $  3,250   $     19,203    $   22,453       $        688         1988            1998
  Archstone Fair Lakes..................        3,687         21,503        25,190                576         1988            1998
  Archstone Governor's Green............        1,836         30,885        32,721                151          (c)            1998
  Archstone Milestone II................        2,009          1,706         3,715                (c)          (c)            1999
  Bristol Gables........................        5,429         30,793        36,222                129         1988            1999
  Camden at Kendall Ridge...............        2,089         11,995        14,084                769         1990            1998
  Cameron at Milestone..................        5,633         32,231        37,864              2,158         1997            1998
  Cameron at Saybrooke..................        3,210         18,344        21,554              1,161         1990            1998
  Cameron Woodland Park.................        6,989         11,139        18,128                (c)          (c)            1998
  Ellipse at Government Center, The.....        5,704         39,371        45,075                 57         1989            1999
  West Springfield Terrace..............        2,918         16,805        19,723              1,067         1978            1998
                                             --------   ------------    ----------       ------------
Total Apartment Communities -
 Operating and Under Construction.......     $732,260   $  4,275,049     5,007,309            296,303
                                             ========   ============    ==========       ============
Other:
Development Communities in
   Planning and Owned...................                                    45,481                 --
                                                                        ----------       ------------
Hotel Asset.............................                                    22,870              4,355
                                                                        ----------       ------------
Other Real Estate Assets (r)............                                   141,671                 --
                                                                        ----------       ------------
Total Real Estate Assets................                                $5,217,331       $    300,658
                                                                        ==========       ============

(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c)  As of 12/31/99, community was under construction.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (408 units) was developed in 1996 and Phase II (286 units) was developed in 1998.
(h) Phase I (160 units) was acquired in 1994 and constructed in 1984 and Phase II (192 units) was acquired in 1996 and developed in 1998.
(i) Phase I (208 units) was acquired in 1993 and Phase II (208) was developed in 1996.
(j) Phase I (120 units) was developed in 1980, Phase II (60 units) was developed in 1981 and Phase III (288 units) was developed in 1983.
(k) Represents properties owned by third party developers that are subject to presale agreements to Archstone to acquire such properties. Archstone's investment as of December 31, 1999 represents development loans made by Archstone to such developers.
(l) Phase I (302 units) was developed in 1996 and Phase II (253 units) was developed in 1998.
(m) Phase I and II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(n) Phase I (196 units) was constructed in 1985 and Phase II (172 units) was constructed in 1982.
(o) Phase I (192 units) was acquired in 1995 and Phase II (32 units) was developed in 1997.
(p) Phase I (174 units) was acquired in 1995 and constructed in 1985 and Phase II (88 units) was acquired in 1996 and constructed in 1996.
(q) Camino Pointe and Ocean Crest were combined in 1999. Camino Pointe (150 units) was constructed in 1985 and acquired in 1998 and Ocean Crest (300 units) was constructed in 1993 and acquired in 1996.
(r) Includes land that is not In Planning and our investment in an unconsolidated taxable subsidiary.

                                                                    Schedule III

     The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                                                Year Ended December 31,
                                                             -----------------------------------------------------------
                    Carrying Amounts                                 1999                 1998                 1997
                    ----------------                         -----------------    -----------------    -----------------
                                                                    $4,869,801           $2,604,919           $2,153,363
Balance at January 1.....................................    -----------------    -----------------    -----------------
Apartment communities:
  Real estate assets acquired in the Atlantic Merger.....                    -            1,823,727                    -
  Acquisition-related expenditures.......................              401,392              285,806              391,234
  Redevelopment expenditures.............................               72,517               57,171               43,187
  Recurring capital expenditures.........................               13,022                9,464                8,762
  Development expenditures, excluding land acquisitions..              334,049              378,161              205,619
  Acquisition and improvement of land for development....               43,417               67,248               75,196
  Dispositions...........................................             (542,554)            (344,336)            (268,210)
  Provision for possible loss on investments.............                 (450)                   -               (2,800)
                                                             -----------------    -----------------    -----------------
Net apartment community activity.........................              321,393            2,277,241              452,988
                                                             -----------------    -----------------    -----------------

Other:
  Change in other real estate assets.....................               32,359                    -                    -
  Dispositions...........................................               (4,672)              (9,959)              (1,232)
  Provision for possible loss on investments.............               (1,550)              (2,400)                (200)
                                                             -----------------    -----------------    -----------------
Net other activity.......................................               26,137              (12,359)              (1,432)
                                                             -----------------    -----------------    -----------------
Balance at December 31...................................           $5,217,331           $4,869,801           $2,604,919
                                                             =================    =================    =================

                                                                                         December 31,
                                                             -----------------------------------------------------------
                Accumulated Depreciation                           1999                 1998                 1997
                ------------------------                     -----------------    -----------------    -----------------
Balance at January 1.....................................             $205,795             $129,718             $ 97,574
Depreciation for the year................................              132,437               96,337               52,893
Accumulated depreciation on real estate dispositions.....              (37,230)             (20,260)             (20,749)
Other....................................................                 (344)                   -                    -
                                                             -----------------    -----------------    -----------------
Balance at December 31...................................             $300,658             $205,795             $129,718
                                                             =================    =================    =================

                 See accompanying independent auditors' report

                               Power of Attorney


     KNOW ALL MEN BY THESE PRESENTS, that each of Archstone Communities Trust, a Maryland real estate investment trust, and the undersigned Trustees and officers of Archstone Communities Trust, hereby constitutes and appoints, R. Scot Sellers, Charles E. Mueller, Jr., William Kell and Caroline Brower its or his/her true and lawful attorneys-in-fact and agents, for it or him/her and in its or his/her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                          Archstone Communities Trust
                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Archstone Communities Trust

                                       By: /s/  R. Scot Sellers
                                           ------------------------------------
                                                R. Scot Sellers
                                           Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                Title                                     Date
---------                                -----                                     ----

/s/ R. Scot Sellers                      Chairman, Chief Executive Officer         March 6, 2000
-----------------------------------
    R. Scot Sellers

/s/ Charles E. Mueller, Jr.              Chief Financial Officer                   March 6, 2000
-----------------------------------
    Charles E. Mueller, Jr.

/s/ William Kell                         Controller and Senior Vice President      March 6, 2000
-----------------------------------
    William Kell

/s/ C. Ronald Blakenship                 Trustee                                   March 6, 2000
-----------------------------------
    C. Ronald Blakenship

/s/ James A. Cardwell                    Trustee                                   March 6, 2000
-----------------------------------
    James A. Cardwell

/s/ Ned S. Holmes                        Trustee                                   March 6, 2000
-----------------------------------
    Ned S. Holmes

/s/ John T. Kelley III                   Trustee                                   March 6, 2000
-----------------------------------
    John T. Kelley III

/s/ Calvin K. Kessler                    Trustee                                   March 6, 2000
-----------------------------------
    Calvin K. Kessler

/s/ Constance B. Moore                   Trustee                                   March 6, 2000
-----------------------------------
    Constance B. Moore

/s/ James H. Polk III                    Trustee                                   March 6, 2000
-----------------------------------
    James H. Polk III

/s/ John M. Richman                      Trustee                                   March 6, 2000
-----------------------------------
    John M. Richman

/s/ John C. Schweitzer                   Trustee                                   March 6, 2000
-----------------------------------
    John C. Schweitzer

                               Index to Exhibits

     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Number                                 Description
------                                 -----------
   3.1    Amended and Restated Declaration of Trust of Archstone (incorporated by reference to Exhibit 4.1 to Archstone's Current Report on Form 8-K
          dated July 7, 1998)

   3.2    Second Amended and Restated Bylaws of Archstone

   3.3    Articles Supplementary, dated August 3, 1999, related to the Series D
          Cumulative Redeemable Preferred Shares of Beneficial (incorporated by reference to Exhibit 99.2 to Archstone's Current Report on Form 8-K, dated August 3, 1999)

   3.4    Articles Supplementary, dated August 13, 1999, related to the Series E
          Cumulative Redeemable Preferred Shares of Beneficial Interest
          (incorporated by reference to exhibit 4.1 to Archstone's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999)

   3.5    Certificate of Correction, dated October 12, 1999, to the Articles
          Supplementary, dated August 13, 1999, related to the Series E
          Cumulative Redeemable Preferred Shares of Beneficial Interest
          (incorporated by reference to Exhibit 4.2 to Archstone's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999)

   3.6    Articles Supplementary, dated September 27, 1999, related to the
          Series F Cumulative Redeemable Preferred Shares of Beneficial Interest
          (incorporated by reference to Exhibit 4.3 to Archstone's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999)

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

  10.1 1987 Share Option Plan for Outside Trustees, as amended (incorporated by reference to Exhibit 10.1 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1995)

  10.2 1996 Share Option Plan for Outside Trustees (incorporated by reference to Exhibit 4.1 to Archstone's Registration Statement on Form S-8 (File
          No. 333-31031))

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

                        Index to Exhibits - (Concluded)

Number                                 Description
------                                 -----------
  10.7    Form of Change in Control Agreement between Archstone and certain of its officers

  10.8    Third Amended and Restated Investor Agreement, dated as of September
          9, 1997, between Archstone and Security Capital (incorporated by reference to Exhibit 10.2 to Security Capital's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1997)

  10.9    Amendment No. 1 to Third Amended and Restated Investor Agreement
          (incorporated by reference to Exhibit 10.1 to Archstone's Current
          Report on Form 8-K dated July 7, 1998)

 10.10    Amended and Restated Credit Agreement, dated as of July 7, 1998, among
          Archstone, Chase Bank of Texas, National Association, Morgan Guaranty
          Trust company of New York, and Wells Fargo National Association, as co-agents, and the lenders named therein (incorporated by reference to Exhibit 10.1 to Archstone's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

 10.11 Master Credit Facility Agreement, dated as of December 1, 1998, by and among Archstone and ASN Multifamily Limited Partnership and Berkshire
          Mortgage Finance Limited Partnership (incorporated by reference to
          Exhibit 10.10 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1998.)

 10.12    Amended and Restated Promissory Note, dated as of May 28, 1996, by
          Homestead Village Incorporated in favor of Archstone (incorporated by reference to Exhibit 4.3 to Homestead's Registration Statement on Form
          S-4 (File No. 333-4455))

 10.13    Amended and Restated Promissory Note, dated as of May 28, 1996, by PTR
          Homestead Village Limited Partnership in favor of Archstone
          (incorporated by reference to Exhibit 4.4 to Homestead's Registration
          Statement on Form S-4 (File No. 333-4455))

 10.14    Protection of Business Agreement, dated as of October 17, 1996, among
          Security Capital Atlantic Incorporated, Archstone, Security Capital and Homestead Village Incorporated (incorporated by Reference to
          Exhibit 10.12 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1996)

 10.15    Investor and Registration Rights Agreement, dated as of October 17,
          1996, between Homestead Village Incorporated and Archstone
          (incorporated by reference to Exhibit 10.13 to Archstone's Annual
          Report on Form 10-K for the year ended December 31, 1996)

 10.16    Archstone 1998 Dividend Reinvestment and Share Purchase Plan
          (incorporated by reference to the prospectus contained in Archstone's
          Form S-3 Registration Statement No. 333-44639)

 10.17    Separation Agreement and General Release effective as of February 22,
          2000, between Archstone and Jay S. Jacobson.

  12.1    Computation of Ratio of Earnings to Fixed Charges

  12.2    Computation of Ratio of Earnings to Combined Fixed Charges and
          Preferred Share Dividends

    21    Subsidiaries of Archstone

    22    Consent of KPMG LLP

    23    Power of Attorney (included at page 68)

    27    Financial Data Schedule

  99.1    Current Development Activity

  99.2    Long-Term Unsecured Debt

  99.3    Mortgages Payable