Form 10-Q
period 2000-03-31
ARCHSTONE COMMUNITIES TRUST/
filed 2000-05-09
CIK 80737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to _______.

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


At May 4, 2000, there were approximately 139,200,000 of the Registrant's common shares outstanding.

                          Archstone Communities Trust

                                     Index

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I.   Condensed Financial Information

 Item 1.  Financial Statements
          Condensed Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999...........      3
          Condensed Statements of Earnings - Three months ended March 31, 2000 and 1999
           (unaudited)..........................................................................      4
          Condensed Statement of Shareholders' Equity - Three months ended March 31, 2000
           (unaudited)..........................................................................      5
          Condensed Statements of Cash Flows - Three months ended March 31, 2000 and 1999
           (unaudited)..........................................................................      6
          Notes to Condensed Financial Statements (unaudited)...................................      7
          Independent Accountants' Review Report................................................     14

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations...........................................................................     15

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................     20

PART II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K......................................................     20

                   PART I - CONDENSED FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                          Archstone Communities Trust

                           Condensed Balance Sheets

                       (In thousands, except share data)

                                                                                               March 31,    December 31,
                                          ASSETS                                                 2000           1999
                                          ------                                              -----------   ------------
                                                                                              (unaudited)
Real estate................................................................................    $5,411,314    $5,217,331
Less accumulated depreciation..............................................................       328,244       300,658
                                                                                               ----------    ----------
                                                                                                5,083,070     4,916,673
Mortgage notes receivable, net.............................................................       246,723       210,357
                                                                                               ----------    ----------
        Net investments....................................................................     5,329,793     5,127,030
Cash and cash equivalents..................................................................         9,601        10,072
Restricted cash in tax-deferred exchange escrow............................................         9,943        68,729
Other assets...............................................................................        95,131        96,606
                                                                                               ----------    ----------
        Total assets.......................................................................    $5,444,468    $5,302,437
                                                                                               ==========    ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Liabilities:
    Unsecured credit facilities............................................................    $  563,664    $  493,536
    Long-Term Unsecured Debt...............................................................     1,276,494     1,276,572
    Mortgages payable......................................................................       766,201       694,948
    Distributions payable..................................................................            --        53,518
    Accounts payable.......................................................................        28,804        26,677
    Accrued expenses.......................................................................        57,070        74,462
    Other liabilities......................................................................        49,879        59,915
                                                                                               ----------    ----------
        Total liabilities..................................................................     2,742,112     2,679,628
                                                                                               ----------    ----------
Minority interest:
    Perpetual preferred units..............................................................        73,242        41,996
    Convertible operating partnership units................................................        20,150        13,307
                                                                                               ----------    ----------
        Total minority interest............................................................        93,392        55,303
                                                                                               ----------    ----------
Shareholders' equity:
    Series A Convertible Preferred Shares (3,646,140 shares in 2000 and 3,705,390 in
      1999; liquidation preference of $25 per share).......................................        91,154        92,635
    Series B Preferred Shares (4,200,000 shares; liquidation preference of $25 per share)..       105,000       105,000
    Series C Preferred Shares (2,000,000 shares; liquidation preference of $25 per share)..        50,000        50,000
    Series D Preferred Shares (2,000,000 shares; liquidation preference of $25 per share)..        50,000        50,000
    Common Shares (139,132,921 shares in 2000 and 139,008,353 in 1999).....................       139,133       139,008
    Additional paid-in capital.............................................................     2,293,287     2,291,026
    Unrealized holding gain................................................................           359           394
    Employee share purchase notes..........................................................       (18,050)      (19,170)
    Distributions in excess of net earnings................................................      (101,919)     (141,387)
                                                                                               ----------    ----------
        Total shareholders' equity.........................................................     2,608,964     2,567,506
                                                                                               ----------    ----------
        Total liabilities and shareholders' equity.........................................    $5,444,468    $5,302,437
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

                          Archstone Communities Trust

                        Condensed Statements of Earnings

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                  ----------------------------------------
                                                                                    2000                            1999
                                                                                  --------                        --------
Revenues:
   Rental revenues.....................................................           $168,464                        $153,254
   Other income........................................................              8,552                           8,133
                                                                                  --------                        --------
                                                                                   177,016                         161,387
                                                                                  --------                        --------

Expenses:
   Rental expenses...............................................................   37,796                          39,119
   Rental expenses paid to affiliate.............................................      658                             570
   Real estate taxes.............................................................   15,243                          14,052
   Depreciation on real estate investments.......................................   36,525                          32,797
   Interest expense..............................................................   34,202                          27,018
   General and administrative expenses...........................................    6,097                           4,733
   General and administrative expenses paid to affiliate.........................      188                             599
   Other expenses................................................................    3,110                           2,831
                                                                                  --------                        --------
                                                                                   133,819                         121,719
                                                                                  --------                        --------
Earnings from operations.........................................................   43,197                          39,668

  Less:  minority interest - perpetual preferred units...........................    1,214                               -
         minority interest - convertible operating partnership units.............      230                             338
  Plus:  gains on dispositions of depreciated real estate, net...................    4,132                           5,319
                                                                                  --------                        --------
Earnings before extraordinary item...............................................   45,885                          44,649
   Less:  extraordinary item - loss on early extinguishment of debt..............        -                           1,113
                                                                                  --------                        --------
Net earnings.....................................................................   45,885                          43,536
   Less:  Preferred Share dividends..............................................    6,431                           5,691
                                                                                  --------                        --------
Net earnings attributable to Common Shares - Basic............................... $ 39,454                        $ 37,845
                                                                                  ========                        ========

Weighted average Common Shares outstanding - Basic...............................  139,072                         141,295
                                                                                  --------                        --------
Weighted average Common Shares outstanding - Diluted.............................  139,099                         141,300
                                                                                  --------                        --------

Earnings before extraordinary item per Common Share:
   Basic......................................................................... $   0.28                        $   0.28
                                                                                  ========                        ========
   Diluted....................................................................... $   0.28                        $   0.28
                                                                                  ========                        ========
Net earnings per Common Share:
   Basic......................................................................... $   0.28                        $   0.27
                                                                                  ========                        ========
   Diluted....................................................................... $   0.28                        $   0.27
                                                                                  ========                        ========

Distributions paid per Common Share.............................................. $  0.385                        $  0.370
                                                                                  ========                        ========

     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                  Condensed Statement of Shareholders' Equity

                       Three Months Ended March 31, 2000

                                 (In thousands)
                                  (Unaudited)

                    Series A
                   Convertible   Series B    Series C    Series D
                    Preferred   Preferred   Preferred   Preferred
                    Shares at   Shares at   Shares at   Shares at                                  Employee
                    aggregate   aggregate   aggregate   aggregate   Common   Additional Unrealized   share  Distributions
                   liquidation liquidation liquidation liquidation Shares at   paid-in    holding  purchase  in excess of
                    preference  preference  preference  preference par value   capital   gain/loss   notes   net earnings  Total
                    ----------  ----------  ----------  ---------- ---------   -------   ---------   -----   ------------  -----
Balances at
 December 31, 1999..  $92,635    $105,000     $50,000     $50,000   $139,008  $2,291,026    $394   $(19,170) $(141,387)  $2,567,506

 Comprehensive
  income:

   Net earnings.....        -           -           -           -          -           -       -          -     45,885       45,885

   Preferred Share
    dividends paid..        -           -           -           -          -           -       -          -     (6,431)      (6,431)

   Other
    comprehensive
    income..........        -           -           -           -          -           -     (35)         -          -          (35)
                                                                                                                         ----------
 Comprehensive
  income
  attributable to
  Common Shares.....        -           -           -           -          -           -       -          -          -       39,419
                                                                                                                         ----------
Other, net..........   (1,481)          -           -           -        125       2,261       -      1,120         14        2,039
                      -------    --------     -------     -------   --------  ----------    ----   --------  ---------   ----------

Balances at March
 31, 2000...........  $91,154    $105,000     $50,000     $50,000   $139,133  $2,293,287    $359   $(18,050) $(101,919)  $2,608,964
                      =======    ========     =======     =======   ========  ==========    ====   ========  =========   ==========

     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                 ------------------------
                                                                                                    2000          1999
                                                                                                 ---------      ---------
Operating activities:
  Net earnings.............................................................................      $  45,885      $  43,536
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization..........................................................         36,762         32,830
    Gains on dispositions of depreciated real estate, net..................................         (4,132)        (5,319)
    Provision for possible loss on investments.............................................            --           2,000
    Loss recognized on write-down of convertible mortgage notes............................          2,753            --
    Minority interest......................................................................          1,444            338
  Change in accounts payable...............................................................          3,847           (998)
  Change in accrued expenses and other liabilities.........................................        (28,717)       (22,936)
  Change in other assets...................................................................          3,889          2,896
                                                                                                 ---------      ---------
    Net cash flow provided by operating activities.........................................         61,731         52,347
                                                                                                 ---------      ---------
Investing activities:
  Real estate investments..................................................................       (234,684)      (236,921)
  Proceeds from dispositions, net of closing costs.........................................         31,239        110,502
  Change in tax-deferred exchange escrow...................................................         58,786         90,824
  Other, net...............................................................................         (3,858)         1,491
                                                                                                 ---------      ---------
    Net cash flow used in investing activities.............................................       (148,517)       (34,104)
                                                                                                 ---------      ---------
Financing activities:
  Proceeds from secured debt...............................................................         53,528         36,206
  Debt issuance costs......................................................................         (2,377)        (1,852)
  Principal prepayment of mortgages payable................................................         (5,648)        (7,871)
  Regularly scheduled principal payments on mortgages payable..............................         (1,205)        (1,733)
  Proceeds from unsecured credit facilities, net...........................................         70,128        123,192
  Repurchase of Common Shares..............................................................            --         (88,196)
  Proceeds from issuance of perpetual preferred units......................................         31,224            --
  Cash distributions paid on Common Shares.................................................        (53,504)       (53,364)
  Cash dividends paid on Preferred Shares..................................................         (6,431)        (5,691)
  Cash distributions paid to minority interests............................................         (1,444)          (338)
  Other, net...............................................................................          2,044            774
                                                                                                 ---------      ---------
    Net cash flow provided by financing activities.........................................         86,315          1,127
                                                                                                 ---------      ---------
Net change in cash and cash equivalents....................................................           (471)        19,370
Cash and cash equivalents at beginning of period...........................................         10,072         10,119
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period.................................................      $   9,601      $  29,489
                                                                                                 =========      =========

Significant non-cash investing and financing activities:
  Assumption of mortgages payable upon purchase of apartment communities...................      $  24,679      $   9,411
  Receipt of mortgage note receivable in exchange for apartment community..................      $  35,880      $     --
  Issuance of convertible operating partnership units in exchange for development site.....      $   6,843      $     --
  Series A Convertible Preferred Shares converted to Common Shares.........................      $   1,481      $   4,422

                  The accompanying notes are an integral part
                    of the condensed financial statements.

                          Archstone Communities Trust

                    Notes to Condensed Financial Statements

                            March 31, 2000 and 1999
                                  (Unaudited)

(1) General

     The condensed financial statements of Archstone are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone's 1999 Annual Report on Form 10-K ("1999 Form 10-K").

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

     The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Archstone uses the equity method to account for its investments when it does not control, but has the ability to exercise significant influence over, the operating and financial policies of the investee. For an investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in other income as earned and dividends are credited against the investment as received.

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

  Reclassifications

     Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

  Per Share Data

     Following is a reconciliation of the denominator used to compute basic and diluted net earnings per share ("EPS"), for the periods indicated (in thousands). The numerator, net earnings attributable to Common Shares, is the same for both the basic and the diluted calculations.

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     2000                 1999
                                                                                   -------              -------
Weighted average number of Common Shares outstanding - Basic.................      139,072              141,295
  Incremental options outstanding...........................................           27                     5
                                                                                   -------              -------
Weighted average number of Common Shares outstanding - Diluted/(1)/..........      139,099              141,300
                                                                                   =======              =======

     (1) Excludes the impact of potentially dilutive equity securities during the period in which they are anti-dilutive.

                          Archstone Communities Trust

(2) Real Estate

    Investments in Real Estate

    Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                      March 31, 2000                     December 31, 1999
                                                            ---------------------------------   ---------------------------------
                                                               Investment          Units          Investment           Units
                                                            ---------------   ---------------   ---------------   ---------------
Apartment Communities:
  Operating communities.................................         $4,590,219            68,108        $4,444,289            68,255
  Communities under construction (1)....................            574,915             7,712           563,020             7,830
  Development communities In Planning (1) (2):
     Owned..............................................             67,443             2,152            45,481             2,096
     Under Control (3)..................................                  -             1,771                 -             2,375
                                                            ---------------   ---------------   ---------------   ---------------
      Total development communities In Planning.........             67,443             3,923            45,481             4,471
                                                            ---------------   ---------------   ---------------   ---------------
       Total apartment communities......................          5,232,577            79,743         5,052,790            80,556
                                                            ---------------   ===============   ---------------   ===============

Hotel asset (4).........................................             22,870                              22,870
Other real estate assets (5)............................            155,867                             141,671
                                                            ---------------                     ---------------
       Total real estate................................         $5,411,314                          $5,217,331
                                                            ===============                     ===============

(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There can be no assurance that such land will be acquired.
(3) Archstone's investment as of March 31, 2000 and December 31, 1999 for developments Under Control was $5.7 million and $5.3 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.
(4) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California.
(5) Includes land that is not In Planning and our investment in an unconsolidated taxable real estate subsidiary.


  The change in investments in real estate, at cost, consisted of the following (in thousands):

  Balance at January 1, 2000...........................................        $        5,217,331
   Apartment communities:
       Acquisition-related expenditures................................                   158,451
       Redevelopment expenditures......................................                     8,376
       Recurring capital expenditures..................................                     1,422
       Development expenditures, excluding land acquisitions...........                    60,344
       Acquisition and improvement of land for development.............                    21,664
       Dispositions....................................................                   (70,470)
                                                                               ------------------
          Net apartment community activity.............................                 5,397,118
   Other:
    Change in other real estate assets, net............................                    14,196
                                                                               ------------------
  Balance at March 31, 2000............................................        $        5,411,314
                                                                               ==================

     At March 31, 2000, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $229.2 million.

                          Archstone Communities Trust

     We were committed to the sale of six apartment communities and certain other real estate assets having an aggregate carrying value of $132.4 million as of March 31, 2000. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities under contract at March 31, 2000, which are included in our earnings from operations for the three months ended March 31, 2000 and 1999 were $2.2 million and $2.1 million, respectively.

     During the three months ended March 31, 1999, we concluded that the full recovery of certain real estate assets was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce these assets to their estimated fair value.

(3) Mortgage Notes Receivable

 Convertible Mortgage Notes

     During the three months ended March 31, 2000, we concluded that for various reasons, including the proposed transaction which would eliminate the publicly-traded common shares of Homestead Village Incorporated, the conversion feature associated with our Homestead convertible mortgage notes receivable had no continuing economic value. A write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was therefore recorded. The remaining balances associated with the convertible mortgage notes were not affected.

(4) Borrowings

 Unsecured Credit Facilities

     We have a $750 million unsecured revolving line of credit provided by a group of financial institutions led by Chase Bank of Texas, National Association ("Chase"). The $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at our option. The line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR (6.1% at March 31, 2000) plus 0.65%. Under a competitive bid option contained in the credit agreement, we may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the agreement, we pay a facility fee, which is equal to 0.15% of the commitment.

     The following table summarizes our unsecured credit facility borrowings (dollars in thousands):

                                                                           Three Months Ended             Year Ended
                                                                             March 31, 2000            December 31, 1999
                                                                          ---------------------      ---------------------
Total line of credit.................................................            $750,000                  $750,000
Borrowings outstanding at end of period..............................            $558,000                  $485,000
Weighted average daily borrowings....................................            $528,121                  $387,082
Maximum borrowings outstanding during the period.....................            $618,000                  $485,000
Weighted average daily nominal interest rate.........................                 6.8%                     6.0%
Weighted average daily effective interest rate.......................                 6.9%                     6.4%

     Our $100 million short-term, unsecured borrowing agreement with Chase bears interest at an overnight rate that ranged from 6.3% to 7.1% during the three months ended March 31, 2000. At March 31, 2000, there was $5.7 million outstanding under this agreement.

                          Archstone Communities Trust

     Long-Term Unsecured Debt

     A summary of our long-term unsecured notes and unsecured tax-exempt bonds (collectively, "Long-Term Unsecured Debt") outstanding at March 31, 2000 follows (amounts in thousands):

                                                Effective                                             Average
                                    Coupon      Interest       Balance at        Balance at          Remaining
          Type of Debt             Rate/(1)/    Rate/(2)/    March 31, 2000    December 31, 1999    Life (years)
-------------------------------    ---------    ---------    --------------    -----------------    ------------
Long-term unsecured notes/(3)/....    7.3%         7.5%        $1,200,779          $1,200,857            7.6
Unsecured tax-exempt bonds/(4)/...    4.2%         4.6%            75,715              75,715            8.2
                                      ----         ----        ----------          ----------            ---
     Total/average................    7.1%         7.3%        $1,276,494          $1,276,572            7.7
                                      ====         ====        ==========          ==========            ===

(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds. See Archstone's 1999 10-K for information on our derivative financial instruments.

(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

(3) Our long-term unsecured notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity--see "Scheduled Debt Maturities".

(4) The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity in 2008.


 Mortgages Payable

     Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of mortgages payable outstanding at March 31, 2000 follows (amounts in thousands):

                                    Effective Interest            Principal Balance at
        Type of Mortgage                Rate/(1)/         March 31, 2000    December 31, 1999
--------------------------------    ------------------    --------------    -----------------
Fannie Mae secured debt/(2)/.......        6.5%              $304,265            $304,365
Conventional fixed rate............        7.9%               163,830             110,776
Tax-exempt fixed rate..............        6.4%                41,325              56,576
Tax-exempt floating rate...........        4.7%               232,249             192,847
Other..............................        5.7%                24,532              30,384
                                           ----              --------            --------
     Total/average mortgage debt...        6.2%              $766,201            $694,948
                                           ====              ========            ========

(1) Includes the effect of interest rate hedges, credit enhancements, other bond-related costs and loan cost amortization, where applicable.

(2) Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures January 2006, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

     The change in mortgages payable during the three months ended March 31, 2000 consisted of the following (in thousands):

     Balance at January 1, 2000....................................... $694,948
     Mortgage notes assumed or originated.............................   78,207
     Regularly scheduled principal amortization.......................   (1,205)
     Prepayments, final maturities and other..........................   (5,749)
                                                                       --------
     Balance at March 31, 2000........................................ $766,201
                                                                       ========

                          Archstone Communities Trust

  Scheduled Debt Maturities

     Approximate principal payments due during each of the next five calendar years and thereafter, as of March 31, 2000 are as follows (in thousands):

                                            Mortgages Payable
                                        -------------------------
                                         Regularly
                         Long-Term       Scheduled       Final
                         Unsecured       Principal     Maturities
                            Debt        Amortization   and Other        Total
                         ----------     ------------   ----------     ----------
        2000........     $   75,232     $      3,504   $    2,186     $   80,922
        2001........         70,010            5,629        5,194         80,833
        2002........         97,810            6,015          293        104,118
        2003........        171,560            6,350       20,590        198,500
        2004........         51,560            6,698       36,580         94,838
        Thereafter..        810,322          155,790      517,372      1,483,484
                         ----------     ------------   ----------     ----------
          Total.....     $1,276,494     $    183,986   $  582,215     $2,042,695
                         ==========     ============   ==========     ==========

     The average annual principal payments due from 2005 to 2019 are $95.5 million per year.

     The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at our option.

  General

     Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at March 31, 2000.

     For the three months ended March 31, 2000 and 1999, the total interest paid in cash on all outstanding debt was $46.5 million and $41.3 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the three months ended March 31, 2000 and 1999 was $6.6 million and $8.8 million, respectively.

     Amortization of loan costs included in interest expense for the three months ended March 31, 2000 and 1999 was $1.1 million and $1.4 million, respectively.

  Derivative Financial Instruments

     Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs. See Archstone's 1999 Form 10-K for additional information on Archstone's derivative financial instruments.

     In March, 2000, we entered into an interest rate cap agreement with a notional amount of $20.9 million, relating to a tax-exempt bond which carried a floating interest rate of 4.3% per annum as of March 31, 2000. The debt is capped at an effective interest rate of 8.9% per annum until termination in March 2005.

     As of March 31, 2000, marking our various interest rate agreements to market would result in a net gain of $16.7 million, prior to consideration of the associated issuance costs, if each had been terminated on such date.

                          Archstone Communities Trust

(5) Minority Interest

     In February 2000, a consolidated subsidiary issued 680,000 Series E perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $17.0 million. The units pay cumulative quarterly distributions of $0.5234 per share ($2.09375 or 8.375% per annum), are redeemable at our option after August 13, 2004 and are exchangeable for Archstone Series E Cumulative Redeemable Perpetual Preferred shares on or after August 13, 2009.

     In March 2000, a consolidated subsidiary issued 600,000 Series G perpetual preferred units ($25 liquidation preference per unit) to a limited partnership in exchange for $15.0 million. The units pay cumulative quarterly distributions of $0.5391 per share ($2.15625 or 8.625% per annum), are redeemable at our option after March 3, 2005 and are exchangeable for Archstone Series G Cumulative Redeemable Perpetual Preferred shares on or after March 3, 2010.

     The total net proceeds of $31.2 million from the issuance of perpetual preferred units during the three months ended March 31, 2000 were used to repay borrowings under our unsecured credit facilities.

     In March 2000, a consolidated subsidiary acquired a development site in Los Angeles County, California in exchange for cash and 351,000 convertible operating partnership units valued at approximately $6.8 million. The units are convertible on a one for one basis into Common Shares and are generally entitled to distributions in amounts equal to those distributed on Common Shares.

     The units are included in minority interest in the accompanying Balance Sheets. Distributions associated with the units were equal to the income allocated to these minority interests, which is reflected as minority interest expense in the accompanying Statements of Earnings.

(6) Cash Distributions/Dividends

     The following table summarizes the cash dividends paid per share on the Common Shares and Preferred Shares during 2000:

                                                         Three Months Ended
                                                           March 31, 2000
                                                         ------------------
          Common Shares................................      $   0.3850
          Series A Convertible Preferred Shares/(1)/...      $   0.5186
          Series B Preferred Shares/(1)/...............      $   0.5625
          Series C Preferred Shares/(1)/...............      $   0.5391
          Series D Preferred Shares/(1)/...............      $   0.5469

        (1) Collectively, the Series A, B, C and D Preferred Shares are referred to as the "Preferred Shares".

     On April 19, 2000, Archstone's Board of Trustees declared the second quarter 2000 cash distribution of $0.385 per Common Share, payable on May 26, 2000, to shareholders of record on May 12, 2000. This distribution represents our 97th consecutive Common Share distribution.

(7) Shareholders' Equity

     During the three months ended March 31, 2000, approximately 59,200 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 79,800 Common Shares. This activity is included in "Other, net" in the accompanying Condensed Statement of Shareholders' Equity.

     At March 31, 2000, Security Capital Group Incorporated, our largest shareholder, owned approximately 39% of our Common Shares outstanding. In April 2000, Security Capital transferred 1,589,776 Common Shares to an unaffiliated party in exchange for Security Capital's convertible subordinated debentures as part of its share repurchase program. As a result of the exchange, Security Capital reduced its ownership in Archstone to approximately 38% of the outstanding Common Shares and approximately 35% on a fully diluted basis.

                          Archstone Communities Trust

             Notes to Condensed Financial Statements - (Concluded)


(8) Segment Data

     We define each of our apartment communities as individual operating segments. We have determined that all of our apartment communities have similar economic characteristics and also meet the other criteria which permit the apartment communities to be aggregated into one reportable segment. We rely primarily on net operating income, defined as rental revenues less rental expenses and real estate taxes, for purposes of making decisions about allocating resources and assessing segment performance.

     Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues and (ii) net operating income to consolidated earnings from operations (in thousands):

                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                           2000               1999
                                                                       ------------        ----------

Reportable segment revenues.........................................       $167,731          $152,490
Other non-reportable operating segment revenues /(1)/...............          9,285             8,897
                                                                       ------------          --------
Total segment and consolidated revenues.............................       $177,016          $161,387
                                                                       ============          ========



                                                                        Three Months Ended March 31,
                                                                       ------------------------------
                                                                            2000               1999
                                                                          --------           --------

Reportable segment net operating income.............................      $114,036           $ 98,772
Other non-reportable operating segment net operating income.........           731                741
                                                                          --------           --------
 Total segment net operating income.................................       114,767             99,513
                                                                          --------           --------

Reconciling items:
 Other income.......................................................         8,552              8,133
 Depreciation on real estate investments............................       (36,525)           (32,797)
 Interest expense...................................................       (34,202)           (27,018)
 General and administrative expenses................................        (6,285)            (5,332)
 Other expenses.....................................................        (3,110)            (2,831)
                                                                          --------           --------
Consolidated earnings from operations...............................      $ 43,197           $ 39,668
                                                                          ========           ========

(1) Includes $6.0 million and $5.8 million of interest income on the convertible mortgage notes receivable for the three months ended March 31, 2000 and 1999, respectively. Also includes Archstone's share of income from our unconsolidated taxable real estate subsidiary, rental revenue from a hotel and interest income on cash equivalents and other notes receivable. For the three months ended March 31, 2000, includes a $3.3 million gain on the sale of Spectrum Apartment Locators, an apartment locator service acquired in January 1998.

     Archstone does not derive any of our consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of our consolidated revenues.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Trustees and Shareholders
of Archstone Communities Trust:



     We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust as of March 31, 2000, and the related condensed statements of earnings for the three month periods ended March 31, 2000 and 1999, the condensed statement of shareholders' equity for the three month period ended March 31, 2000 and the condensed statements of cash flows for the three month periods ended March 31, 2000 and 1999. These condensed financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Archstone Communities Trust as of December 31, 1999, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2000, except as to Note 16, which is as of February 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                  KPMG LLP

Chicago, Illinois
April 25, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Archstone's 1999 Form 10-K as well as the financial statements and notes included in Item 1 of this report. Certain statements in this Form 10-Q are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations, estimates and projections about the industry and markets in which Archstone operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond the control of Archstone. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments and revenue and expense growth assumptions are examples of forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

     Archstone's operating results depend primarily on income from apartment communities, which is substantially influenced by demand and supply of apartment units in Archstone's primary target markets and submarkets, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions which affect Archstone's cost of capital also influence operating results. See Archstone's 1999 Form 10-K "Item 1. Business" for a more complete discussion of risk factors that could impact Archstone's future financial performance.

Results of Operations

 Three Months Ended March 31, 2000 Compared to March 31, 1999

   Archstone's overall rental revenues increased $15.2 million (9.9%) and net operating income increased $15.3 million (15.3%) during the three months ended March 31, 2000 as compared to the same period in 1999. These increases were attributable to strong performance from our operating communities and the execution of our capital redeployment program, which involves the disposition of operating communities in secondary markets with less attractive growth prospects to fund new investments in targeted markets with higher barriers to entry.

   In addition, net earnings attributable to Common Shares increased $1.6 million during the three months ended March 31, 2000 over the same period in 1999. This net increase resulted primarily from a $3.5 million increase in earnings from operations in 2000 and a $1.1 million extraordinary item charge related to early extinguishment of debt in 1999. The increases were partially offset in 2000 by a $1.8 million increase in minority interest expense and Preferred Share dividends and a $1.2 million decrease in net gains on dispositions of depreciated real estate.

 Apartment Community Operations

   At March 31, 2000, investments in apartment communities comprised over 99% of our total real estate portfolio, based on total expected investment, including planned capital expenditures. The following table summarizes the net operating income generated from our apartment communities for each period (in thousands, except for percentages):

                                                                       Three Months Ended March 31,
                                                                -----------------------------------------
                                                                       2000                    1999
                                                                -----------------         ---------------

Rental revenues..........................................                $167,731                $152,490
Property operating expenses..............................                  53,695                  53,718
                                                                -----------------         ---------------

Net operating income.....................................                $114,036                $ 98,772
                                                                =================         ===============
Operating margin (net operating income/rental revenues)..                    68.0%                   64.8%
                                                                =================         ===============
Average occupancy during period..........................                    95.6%                   94.5%
                                                                -----------------         ---------------
Average number of operating units........................                  68,094                  69,019
                                                                -----------------         ---------------

  The increase in net operating income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is primarily attributable to an increase in rental revenues resulting from a changing mix of operating communities, an improvement in average occupancy and the successful lease-up of development communities. The execution of our capital redeployment program continues to improve operating margins as a result of higher rental rates and more stable revenue growth as capital is redeployed into markets with higher barriers to entry. Such markets typically achieve higher and more consistent growth in net operating income. The improved operating margin for the three months ended March 31, 2000 was also impacted by operating efficiencies, lower insurance expenses due to refinement of claim estimates and lower utility costs due to increased levels of utility reimbursements from residents. Offsetting these expense reductions were increases in personnel costs and higher real estate taxes in 2000 due to projected increases in certain property tax valuations. We anticipate that property operating expenses will increase at a rate more consistent with the rate of inflation for the remainder of the year.

 Other Income

  Other income is primarily influenced by interest income on convertible mortgage notes receivable. During the three months ended March 31, 2000, other income also included a $3.3 million gain from the sale of Spectrum Apartment Locators, a wholly-owned start-up company we acquired in January 1998. This benefit was largely offset by lower earnings from Archstone's investment in an unconsolidated taxable real estate subsidiary in 2000 as compared to 1999.

 Depreciation Expense

  The $3.7 million increase in depreciation expense resulted primarily from the increase in the cost basis of operating communities, partially offset by dispositions.

 Interest Expense

  The $7.2 million increase in interest expense is primarily attributable to higher outstanding debt balances associated with the financing of our investment activities, higher interest rates and a decrease in interest capitalization due to lower levels of investments undergoing active development.

 General and Administrative Expenses

   The overall increase in general and administrative expenses relates primarily to higher severance costs in 2000 as a result of certain staff reductions. In addition, research and development costs associated with information technology initiatives and higher expenses associated with Archstone's long-term incentive plan increased general and administrative expenses during the three months ended March 31, 2000 as compared to the same period in 1999.

 Other Expenses

  During the three months ended March 31, 2000, we concluded that for various reasons, including the proposed transaction which would eliminate the publicly-traded common shares of Homestead Village Incorporated, the conversion feature associated with our Homestead convertible mortgage notes receivable had no continuing economic value. A write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was therefore recorded. The remaining balances associated with the convertible mortgage notes were not affected. As a result of the write-off, approximately $1.2 million in non-cash amortization, which would have been recorded as other income during the year ended December 31, 2000, will not be reflected. During the three months ended March 31, 1999, we concluded that full recovery of certain real estate investments was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce these assets to their estimated fair value. Both charges are included in "Other" in the accompanying Condensed Statements of Earnings.

 Gains on Dispositions of Depreciated Real Estate

  During the three months ended March 31, 2000, we disposed of five apartment communities representing gross proceeds of $68.9 million, including a $35.9 million note receivable relating to one community. We disposed of nine apartment communities and certain other real estate assets, representing gross proceeds of $113.1 million during the three months ended March 31, 1999. Aggregate net gains of $4.1 million and $5.3 million were recorded for the three months ended March 31, 2000 and 1999, respectively.

 Preferred Share Dividends

  The higher level of Preferred Share dividends is attributable to an increase in the Series A Convertible Preferred Share dividend rate and the issuance of Series D Preferred Shares in August 1999, partially offset by conversions of Series A Convertible Preferred Shares into Common Shares.

Liquidity and Capital Resources

  We believe Archstone's liquidity and financial condition are strong and we remain committed to managing our balance sheet to preserve financial flexibility. Despite the capital-constrained operating environment that exists in the real estate industry, we have continued to fund attractive new investment opportunities primarily through the use of proceeds from favorable dispositions in non-core secondary markets. We believe our solid financial position will continue to allow us to take advantage of investment opportunities that become available in the future.

  We consider our liquidity and ability to generate cash from operations, dispositions and financings to be adequate to meet all of our cash flow needs during the remainder of 2000.

 Operating Activities

  Net cash flow provided by operating activities increased by $9.4 million, or 17.9%, for the three months ended March 31, 2000 as compared to the same period of 1999. This increase is due primarily to cash flow growth from operating apartment communities.

 Investing and Financing Activities

  Real estate investments of $234.7 million during the three months ended March 31, 2000 were financed primarily from proceeds from property dispositions, cash held in escrow pending tax-deferred exchanges and borrowings under unsecured credit facilities. These unsecured credit facilities were partially repaid with $53.5 million in proceeds from secured debt financing, net proceeds of $31.2 million from the issuance of perpetual preferred limited partnership units and cash flow from operations. Real estate investments of $236.9 million and the repurchase of $88.2 million of Common Shares during the three months ended March 31, 1999 were financed primarily from proceeds from property dispositions, cash held in escrow pending tax-deferred exchanges and borrowings under unsecured credit facilities. These unsecured credit facilities were partially repaid with cash flow from operations and secured debt proceeds.

   Other significant financing activities included the payment of $61.4 million and $59.4 million in Common, Preferred Share and minority interest distributions for the three months ended March 31, 2000 and 1999, respectively. The increases are primarily attributable to the issuance of the Series D Preferred Shares in August 1999, an increase in the cash distributions paid per Common Share and an increase in the number of units issued to minority interests. We prepaid mortgages due to community dispositions of $5.6 million and $7.9 million during the three months ended March 31, 2000 and 1999, respectively.

  Significant non-cash investing and financing activities during the three months ended March 31, 2000 and 1999 included the assumption of mortgage debt, the issuance of a note receivable upon the disposition of an apartment community, the issuance of convertible operating partnership units and the conversion of Series A Convertible Preferred Shares into Common Shares.

 Scheduled Debt Maturities and Interest Payment Requirements

  In order to reduce refinancing risk, our long-term debt obligations are carefully structured to create a relatively level principal maturity schedule in an attempt to minimize the requirement for large payments due in any single year. As of March 31, 2000, we have only $80.9 million of long-term debt maturing during the remainder of 2000 and $80.8 million maturing during 2001. See Note 4 to the financial statements contained in Item 1 for more information on scheduled debt maturities.

  We currently have $850 million in total borrowing capacity under our unsecured credit facilities, with $544.4 million outstanding and an available balance of $305.6 million at May 4, 2000. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 6.9%, 7.3% and 6.2%, respectively, as of March 31, 2000. These rates give effect to interest rate swaps and caps, as applicable.

  We were in compliance with all financial covenants pertaining to our debt instruments at March 31, 2000.

  Shareholder Dividend/Distribution Requirements

  Based on announced distribution levels for 2000 (assuming no changes in our dividend/distribution levels) and the number of Archstone shares outstanding as of March 31, 2000, we anticipate that Archstone will pay the following dividends/distributions during the next 12 months (in thousands, except per share amounts):

                                                                                  Per Share/
                                                                                     Unit             Total
                                                                                 -------------    -------------
Common Share distributions.................................................              $1.54         $214,265
Series A Convertible Preferred Share dividends.............................               2.07            7,562
Series B Preferred Share dividends.........................................               2.25            9,450
Series C Preferred Share dividends.........................................               2.16            4,312
Series D Preferred Share dividends.........................................               2.19            4,375
Series E perpetual preferred limited partnership unit distributions /(1)/..               2.09            3,350
Series F perpetual preferred limited partnership unit distributions /(1)/..               2.03            1,625
Series G perpetual preferred limited partnership unit distributions /(1)/..               2.16            1,294
Other distributions on minority interests /(1)/............................               1.54            1,461
                                                                                                  -------------
Total dividend/distribution requirements...................................                            $247,694
                                                                                                  =============

(1) See Note 5 to the financial statements contained in Item 1 for information on the perpetual preferred limited partnership units and other minority interests.

 Planned Investments

  Following is a summary of unfunded planned investments as of March 31, 2000 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone has contractually committed to fund.

                                                                                 Planned Investments
                                                        ---------------   -----------------------------------
                                                              Units         Discretionary        Committed
                                                        ---------------   -----------------   ---------------
Planned operating community improvements.............            68,108   $          83,509   $         2,231
Communities under construction.......................             7,712                   -           226,947
Communities In Planning and owned....................             2,152             227,263                -
Communities In Planning and Under Control............             1,771             260,889                -
Operating community acquisition under contract.......               227              29,950                -
                                                        ---------------   -----------------   ---------------
     Total...........................................            79,970   $         601,611   $       229,178
                                                        ===============   =================   ===============

  We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements in the remainder of 2000 and 2001 and expect to start construction on approximately $250 million, based on total expected investment, of communities that are currently in planning, during the remainder of 2000. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

 Funding Sources

  We expect to finance the company's planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds derived from our capital redeployment program, joint venture financing and borrowings under unsecured credit facilities prior to arranging long-term financing. We anticipate that net cash flow from operating activities during 2000 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had $286.3 million in available capacity on our unsecured credit facilities, $9.9 million in tax-deferred exchange escrow and $132.4 million of operating communities and certain other real estate assets under contract for sale as of March 31, 2000. Subject to normal closing risks, we anticipate that we will complete the majority of these dispositions during the second or third quarter of 2000. Furthermore, we expect that additional proceeds will be generated from other dispositions during 2000 in connection with the ongoing execution of our capital redeployment program. In addition, we anticipate receiving net proceeds of approximately $95 million from the formation of a new real estate joint venture transaction, which is expected to close during the three months ended June 30, 2000.

  We currently have $777.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to our ability to effect offerings on satisfactory terms.

 Other Contingencies and Hedging Activities

  We are a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in aggregate, will have a material adverse effect on our business, financial position or results of operations.

  Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs. See Note 4 to the financial statements contained in Item 1 of this Form 10-Q and Archstone's 1999 Form 10-K for more information on derivative financial instruments currently in use.

 Funds From Operations

  Funds from operations has been a supplemental industry-wide standard to measure operating performance of a real estate investment trust ("REIT") since its adoption by the National Association of Real Estate Investment Trusts ("NAREIT") in 1991. In October 1999, NAREIT revised the definition of funds from operations. The changes involved bringing funds from operations into closer alignment with net income in accordance with GAAP. The revised measure generally calls for adjustments to net income for those items which are unique to the real estate industry or defined as "extraordinary items" under GAAP. To conform to the revised definition, Archstone's primary changes were: (i) to include in funds from operations certain non-cash components of interest income associated with our convertible mortgage notes receivable, consistent with GAAP, and (ii) to include the impact of net gains and losses associated with the disposition of undepreciated real estate. We have restated our 1999 funds from operations to conform to this revised definition.

  Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by Archstone, while consistent with NAREIT's definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash available to shareholders. Anticipated cash distributions to shareholders are summarized above in "-Shareholder Dividend/Distribution Requirements". Funds from operations using the revised definition were as follows (amounts in thousands):

                                                                                   Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                        2000            1999
                                                                                ------------------  --------------
                                                                                                      (restated)
Net earnings attributable to Common Shares - Basic...........................             $ 39,454       $  37,845
Add (Deduct):
   Depreciation on real estate investments...................................               36,525          32,797
   Gains on dispositions of investments, net.................................               (4,132)         (5,750)
   Extraordinary item - loss on early extinguishment of debt.................                                1,113
   Other, net................................................................                  828             472
                                                                                ------------------  --------------

Funds from operations attributable to Common Shares - Basic..................               72,675          66,477
   Minority Interest - convertible operating partnership units...............                  230             338
   Series A Convertible Preferred Share dividends............................                1,897           2,250
                                                                                ------------------  --------------
Funds from operations attributable to Common Shares - Diluted................             $ 74,802       $  69,065
                                                                                ==================    ============
Weighted average Common Shares outstanding - Diluted.........................              144,700         148,419
                                                                                ==================    ============


Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Archstone is exposed to interest rate changes associated with our unsecured credit facilities and other variable rate debt as well as refinancing risk on fixed-rate debt. Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs.

  See Archstone's 1999 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of March 31, 2000, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Archstone's 1999 Form 10-K as compared to their respective fair market values at March 31, 2000.


                           PART II-OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           4.1 --Articles Supplementary dated March 3, 2000 related to the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest

          10.1 --Administrative Services Agreement, dated as of January 1, 2000, between Archstone and Security Capital Group Incorporated

          12.1  --Computation of Earnings to Fixed Charges

          12.2 --Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

          15.1 --Letter from KPMG LLP dated May 9, 2000 regarding unaudited financial information

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



Date:  May 9, 2000