Form 10-Q
period 2000-06-30
ARCHSTONE COMMUNITIES TRUST/
filed 2000-08-14
CIK 80737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________   to ________.

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


                              Yes  X       No ___
                                  ---

  At August 1, 2000, there were approximately 122,039,000 of the Registrant's common shares outstanding.

                          Archstone Communities Trust

                                     Index


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I.   Condensed Financial Information

 Item 1.  Financial Statements
          Condensed Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999......................        3
          Condensed Statements of Earnings - Three and six months ended June 30, 2000 and 1999
            (unaudited)...................................................................................        4
          Condensed Statement of Shareholders' Equity - Six months ended June 30, 2000 (unaudited)........        5
           Condensed Statements of Cash Flows - Six months ended June 30, 2000 and 1999
            (unaudited)...................................................................................        6
          Notes to Condensed Financial Statements (unaudited).............................................        7
          Independent Accountants' Review Report..........................................................       15

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations....................................................................................       16

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................       21

PART II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders.............................................       22

 Item 6.  Exhibits and Reports on Form 8-K................................................................       22

                   PART I - CONDENSED FINANCIAL INFORMATION
                         Item 1. Financial Statements

                          Archstone Communities Trust

                           Condensed Balance Sheets

                       (In thousands, except share data)


                                                                                                          June 30,      December 31,
                                          ASSETS                                                            2000           1999
                                          ------                                                         -----------    -----------
                                                                                                                  (unaudited)
Real estate ..........................................................................................   $ 5,173,627    $ 5,086,486
Less accumulated depreciation ........................................................................       342,757        300,658
                                                                                                         -----------    -----------
                                                                                                           4,830,870      4,785,828
Investments in and advances to unconsolidated entities ...............................................       135,065        130,845
Mortgage notes receivable, net .......................................................................       207,819        210,357
                                                                                                         -----------    -----------
     Net investments .................................................................................     5,173,754      5,127,030
Cash and cash equivalents ............................................................................        14,294         10,072
Restricted cash in tax-deferred exchange escrow ......................................................        71,361         68,729
Other assets .........................................................................................        99,800         96,606
                                                                                                         -----------    -----------
     Total assets ....................................................................................   $ 5,359,209    $ 5,302,437
                                                                                                         ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Liabilities:
   Unsecured credit facilities .......................................................................   $   306,208    $   493,536
   Long-Term Unsecured Debt ..........................................................................     1,276,417      1,276,572
   Mortgages payable .................................................................................       872,868        694,948
   Dividends payable .................................................................................          --           53,518
   Accounts payable ..................................................................................        30,771         26,677
   Accrued expenses ..................................................................................        78,551         74,462
   Other liabilities .................................................................................        55,910         59,915
                                                                                                         -----------    -----------
     Total liabilities ...............................................................................     2,620,725      2,679,628
                                                                                                         -----------    -----------

Minority interest:
   Perpetual preferred units .........................................................................        73,223         41,996
   Convertible operating partnership units ...........................................................        20,152         13,307
                                                                                                         -----------    -----------
     Total minority interest .........................................................................        93,375         55,303
                                                                                                         -----------    -----------

Shareholders' equity:
   Series A Convertible Preferred Shares (3,525,723 shares in 2000 and 3,705,390 in 1999;
     liquidation preference of $25 per share) ........................................................        88,143         92,635
   Series B Preferred Shares (4,187,700 shares in 2000 and 4,200,000 shares in 1999,
     liquidation preference of $25 per share) ........................................................       104,693        105,000
   Series C Preferred Shares (1,989,200 shares in 2000 and 2,000,000 shares in 1999,
     liquidation preference of $25 per share) ........................................................        49,730         50,000
   Series D Preferred Shares (1,992,200 shares in 2000 and 2,000,000 shares in 1999,
     liquidation preference of $25 per share) ........................................................        49,805         50,000
   Common Shares (139,398,924 shares in 2000 and 139,008,353 in 1999) ................................       139,399        139,008
   Additional paid-in capital ........................................................................     2,297,980      2,291,026
   Unrealized holding gain ...........................................................................           114            394
   Employee share purchase notes .....................................................................        (9,526)       (19,170)
   Distributions in excess of net earnings ...........................................................       (75,229)      (141,387)
                                                                                                         -----------    -----------
     Total shareholders' equity ......................................................................     2,645,109      2,567,506
                                                                                                         -----------    -----------
     Total liabilities and shareholders' equity ......................................................   $ 5,359,209    $ 5,302,437
                                                                                                         ===========    ===========

            The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                       Condensed Statements of Earnings

                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
                                                                         ----------------------------  ----------------------------
                                                                             2000           1999           2000          1999
                                                                         -------------  -------------  ------------- --------------
Revenues:
     Rental revenues....................................................      $175,072       $156,644       $343,536      $309,898
     Income from unconsolidated entities................................         2,314            548          1,201         2,028
     Other income.......................................................         7,427          6,125         17,092        12,778
                                                                              --------       --------       --------      --------
                                                                               184,813        163,317        361,829       324,704
                                                                              --------       --------       --------      --------
Expenses:
     Rental expenses....................................................        41,666         39,853         79,462        78,972
     Rental expenses paid to affiliate..................................           536            529          1,194         1,099
     Real estate taxes..................................................        15,533         14,006         30,776        28,058
     Depreciation on real estate investments............................        36,696         31,450         73,221        64,247
     Interest expense...................................................        37,325         29,023         71,527        56,041
     General and administrative expenses................................         5,317          4,739         11,414         9,472
     General and administrative expenses paid to affiliate..............           149            433            337         1,032
     Other expenses.....................................................           709            531          3,819         3,362
                                                                              --------       --------       --------      --------
                                                                               137,931        120,564        271,750       242,283
                                                                              --------       --------       --------      --------
Earnings from operations................................................        46,882         42,753         90,079        82,421

     Less: minority interest - perpetual preferred units................         1,567             --          2,781           --
            minority interest - convertible operating partnership units.           366            338            596          676
     Plus:  gains on dispositions of investments, net...................        41,869         13,659         46,001       18,978
                                                                              --------       --------       --------     --------
Earnings before extraordinary item......................................        86,818         56,074        132,703      100,723
     Less:  extraordinary item - loss on early extinguishment of debt ..            --             --             --        1,113
                                                                              --------       --------       --------     --------
Net earnings............................................................        86,818         56,074        132,703       99,610
     Less:  Preferred Share dividends...................................         6,370          5,617         12,801       11,308
                                                                              --------       --------       --------     --------
Net earnings attributable to Common Shares - Basic......................      $ 80,448       $ 50,457       $119,902     $ 88,302
                                                                              ========       ========       ========     ========

Weighted average Common Shares outstanding - Basic......................       139,232        139,046        139,152      140,180
                                                                              --------       --------       --------     --------
Weighted average Common Shares outstanding - Diluted....................       145,138        139,108        144,910      140,207
                                                                              --------       --------       --------     --------
Earnings before extraordinary item per Common Share:
     Basic..............................................................      $   0.58       $   0.36       $   0.86     $   0.64
                                                                              ========       ========       ========
     Diluted............................................................      $   0.57       $   0.36       $   0.86     $   0.64
                                                                              ========       ========       ========     ========
Net earnings per Common Share:
     Basic..............................................................      $   0.58       $   0.36       $   0.86     $   0.63
                                                                              ========       ========       ========     ========
     Diluted............................................................      $   0.57       $   0.36       $   0.86     $   0.63
                                                                              ========       ========       ========     ========
Dividends paid per Common Share.........................................      $  0.385       $  0.370       $  0.770     $  0.740
                                                                              ========       ========       ========     ========

    The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                  Condensed Statement of Shareholders' Equity

                        Six Months Ended June 30, 2000

                                (In thousands)
                                  (Unaudited)

                                        Series A
                                       Convertible    Series B        Series C      Series D
                                        Preferred     Preferred      Preferred      Preferred
                                        Shares at     Shares at      Shares at      Shares at
                                        aggregate     aggregate      aggregate      aggregate      Common     Additional  Unrealized
                                       liquidation   liquidation    liquidation    liquidation    Shares at     paid-in     holding
                                       preference    preference      preference    preference     par value     capital    gain/loss
                                      ------------   -----------    ------------   -----------   ----------   ----------  ----------
Balances at December 31, 1999........    $  92,635    $ 105,000      $    50,000     $ 50,000    $  139,008    $2,291,026  $    394
    Comprehensive income:
     Net earnings....................            -            -                -            -             -             -         -
     Preferred Share dividends
       paid..........................            -            -                -            -             -             -         -
     Other...........................            -            -                -            -             -             -      (280)

    Comprehensive income
     attributable to Common Shares..
Common Share dividends...............            -            -                -            -             -             -         -
Conversion of Series A
Preferred
  Shares into Common Shares..........       (4,492)           -                -            -           242         4,250         -
Other, net...........................            -         (307)            (270)        (195)          149         2,704
                                       -----------    ---------      -----------    ---------    ----------    ---------- ---------
Balances at June 30, 2000............    $  88,143    $ 104,693      $    49,730    $  49,805    $  139,399    $2,297,980  $    114
                                       ===========    =========      ===========    =========    ==========    ========== =========

                                              Employee
                                               share       Distributions
                                              purchase      in excess of
                                                notes       net earnings        Total
                                             ---------     -------------      ----------
Balances at December 31, 1999........          (19,170)         (141,387)     $2,567,506
    Comprehensive income:
     Net earnings....................                -           132,703         132,703
     Preferred Share dividends
       paid..........................                -           (12,801)        (12,801)
     Other...........................                -                 -            (280)
                                                                              ----------
    Comprehensive income
     attributable to Common Shares...                                            119,622
                                                                              ----------
Common Share dividends...............                -           (53,744)        (53,744)
Conversion of Series A Preferred
  Shares into Common Shares..........                -                 -               -
Other, net...........................            9,644                 -          11,725
                                             ---------        ----------      ----------
Balances at June 30, 2000............           (9,526)       $  (75,229)     $2,645,109
                                             =========        ==========      ==========

    The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                      Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                 ----------------------------
                                                                                                    2000             1999
                                                                                                 ------------    ------------
Operating activities:
     Net earnings..............................................................................     $ 132,703        $  99,610
     Adjustments to reconcile net earnings to net cash flow provided by operating activities:
        Depreciation and amortization..........................................................        73,624           64,394
        Gains on dispositions of investments, net..............................................       (46,001)         (18,978)
        Provision for possible loss on investments.............................................           400            2,000
        Loss recognized on write-down of convertible mortgage notes............................         2,753               --
        Minority interest......................................................................         3,377              676
     Change in accounts payable................................................................         4,360           (3,623)
     Change in accrued expenses and other liabilities..........................................        (1,189)         (10,186)
     Change in other assets....................................................................        (4,471)           6,363
                                                                                                    ---------        ---------
        Net cash flow provided by operating activities.........................................       165,556          140,256
                                                                                                    ---------        ---------
Investing activities:
     Real estate investments...................................................................      (367,469)        (362,796)
     Investments in unconsolidated entities....................................................         5,088          (43,451)
     Proceeds from dispositions, net of closing costs..........................................       298,225          193,322
     Change in tax-deferred exchange escrow....................................................        (2,632)          55,373
     Principal repayments on mortgage notes receivable.........................................        39,829            1,526
     Change in pursuit costs and earnest money deposits........................................         4,615          (11,812)
     Other, net................................................................................        (5,298)          (2,712)
                                                                                                    ---------        ---------
        Net cash flow used in investing activities.............................................       (27,642)        (170,550)
                                                                                                    ---------        ---------
Financing activities:
     Proceeds from secured debt................................................................       156,528           36,206
     Debt issuance costs.......................................................................        (3,367)          (3,900)
     Proceeds from tax-exempt bond refinancing.................................................            --           16,000
     Principal prepayment of mortgages payable.................................................       (16,629)          (7,871)
     Regularly scheduled principal payments on mortgages payable...............................        (2,454)          (3,095)
     Proceeds from (repayments on) unsecured credit facilities, net............................      (187,328)         197,074
     Repurchase of Common and Preferred Shares.................................................          (773)         (94,365)
     Proceeds from issuance of perpetual preferred units.......................................        31,224               --
     Cash dividends paid on Common Shares......................................................      (107,262)        (104,764)
     Cash dividends paid on Preferred Shares...................................................       (12,801)         (11,306)
     Cash dividends paid to minority interests.................................................        (3,377)            (676)
     Proceeds from dividend reinvestment and repayment of share purchase loans, net............         9,706              836
     Other, net................................................................................         2,841            1,535
                                                                                                    ---------        ---------
        Net cash flow provided by (used in) financing activities...............................      (133,692)          25,674
                                                                                                    ---------        ---------
Net change in cash and cash equivalents........................................................         4,222           (4,620)
Cash and cash equivalents at beginning of period...............................................        10,072           10,119
                                                                                                    ---------        ---------
Cash and cash equivalents at end of period.....................................................     $  14,294        $   5,499
                                                                                                    =========        =========

Significant non-cash investing and financing activities:
     Assumption of mortgages payable upon purchase of apartment communities....................     $  40,674        $  45,756
     Issuance of mortgage note receivable in exchange for apartment community..................     $  35,880        $    --
     Bond refinancing..........................................................................     $    --          $  44,600
     Issuance of convertible operating partnership units in exchange for development site......     $   6,843        $    --
     Series A Convertible Preferred Shares converted to Common Shares..........................     $   4,492        $  13,457
     Partnership units exchanged for Common Shares.............................................     $    --          $   7,012

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

     The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying condensed financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. Archstone uses the equity method to account for its investments when it does not control, but has the ability to exercise significant influence over, the operating and financial policies of the investee. For a real estate investee accounted for under the equity method, Archstone's share of net earnings or losses of the investee is reflected in "Income from unconsolidated entities" as earned and distributions are credited against the investment as received.

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


 Per Share Data

  Following is a reconciliation of basic earnings per share ("EPS") to diluted EPS for the periods indicated (in thousands).

                                                                        Three Months Ended                Six Months Ended
                                                                              June 30,                         June 30,
                                                                  -------------------------------- --------------------------------
                                                                       2000             1999             2000             1999
                                                                  --------------- ---------------- --------------- ----------------
Reconciliation of numerator between basic and diluted net earnings per Common Share /(1)/:

Net earnings attributable to Common Shares - Basic...............  $      80,448    $      50,457   $     119,902   $       88,302
  Dividends on Series A Preferred Shares.........................          1,851                -           3,748                -
  Minority interest - convertible operating partnership units....            366                -             596                -
                                                                  --------------- ---------------- --------------- ----------------
Net earnings attributable to Common Shares - Diluted.............  $      82,665    $      50,457   $     124,246   $       88,302
                                                                  =============== ================ =============== ================

Reconciliation of denominator between basic and diluted net earnings per Common Share /(1)/:

Weighted average number of Common Shares outstanding - Basic.....        139,232          139,046         139,152          140,180
  Assumed conversion of Series A Preferred Shares into Common
   Shares........................................................          4,812                -           4,878                -
  Minority interest - convertible operating partnership units....            949                -             802                -
  Incremental options outstanding................................            145               62              78               27
                                                                  --------------- ---------------- --------------- ----------------
Weighted average number of Common Shares outstanding - Diluted           145,138          139,108         144,910          140,207
                                                                  =============== ================ =============== ================


(1) Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

                          Archstone Communities Trust

(2) Real Estate

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                        June 30, 2000                    December 31, 1999
                                                              --------------------------------    --------------------------------
                                                                Investment          Units          Investment           Units
                                                              --------------    --------------    --------------    --------------
Apartment Communities:
  Operating communities....................................    $  4,623,049            66,180       $ 4,444,289            68,255
  Communities under construction/(1)/......................         441,344             6,189           563,020             7,830
  Development communities In Planning/(1) (2)/:
     Owned.................................................          66,536             1,374            45,481             2,096
     Under Control /(3)/...................................               -             3,403                 -             2,375
                                                              --------------    --------------    --------------    --------------
       Total development communities In Planning...........          66,536             4,777            45,481             4,471
                                                              --------------    --------------    --------------    --------------
         Total apartment communities.......................       5,130,929            77,146         5,052,790            80,556
                                                              ==============    ==============    ==============    ==============
Hotel asset /(4)/..........................................          22,870                              22,870
Land held..................................................          19,828                              10,826
                                                              --------------                      --------------
         Total real estate.................................    $  5,173,627                        $  5,086,486
                                                              ==============                      ==============

(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There is no assurance that such land will be acquired.
(3) Archstone's investment as of June 30, 2000 and December 31, 1999 for developments Under Control was $7.1 million and $5.3 million, respectively, and is reflected in the ''Other assets'' caption of Archstone's Balance Sheets.
(4) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California.

     The change in investments in real estate, at cost, consisted of the following (in thousands):

     Balance at January 1, 2000.....................................    $       5,086,486
       Apartment communities:
          Acquisition-related expenditures..........................              218,631
          Redevelopment expenditures................................               18,122
          Recurring capital expenditures............................                5,270
          Development expenditures, excluding land acquisitions.....              111,699
          Acquisition and improvement of land for development.......               40,062
          Dispositions..............................................             (315,245)
          Provision for possible loss on investments................                 (400)
                                                                        -----------------
             Net apartment community activity.......................            5,164,625
       Other:
          Change in other real estate assets, net...................                9,002
                                                                        -----------------
     Balance at June 30, 2000.......................................    $       5,173,627
                                                                        =================

     At June 30, 2000, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $224.1 million.

                          Archstone Communities Trust

     We were committed to the sale of 17 apartment communities and certain other real estate assets having an aggregate carrying value of $282.6 million as of June 30, 2000. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities under contract at June 30, 2000, which are included in our earnings from operations for the six months ended June 30, 2000 and 1999 were $8.9 million and $7.5 million, respectively. See Note 10, Subsequent Events, for information regarding the disposition of apartment communities in connection with our joint venture transaction.

     During the six months ended June 30, 2000, we concluded that the full recovery of certain real estate assets was doubtful. As a result, a provision for possible loss of $400,000 was recorded to reduce these assets to their estimated fair value. A similar provision of $2.0 million was recorded during the three months ended March 31, 1999.

(3) Investments in and Advances to Unconsolidated Entities

     Archstone has investments in affiliates that are accounted for using the equity method. The most significant of these investments is Ameriton Properties Incorporated, a corporation whose business is acquiring and developing properties to sell to third parties. Archstone owns a 95% economic interest through its investment in Ameriton's non-voting common stock. The voting common stock is owned by a limited liability company. Archstone's investment in Ameriton at June 30, 2000 and December 31, 1999 was $127.8 million and $130.8 million, respectively.

     In June 2000, Archstone formed a joint venture with the First Islamic Investment Bank ("FIIB"). The venture was formed through Archstone's contribution of five apartment communities with an aggregate fair value of approximately $101.2 million. FIIB contributed $28.3 million of cash for an 80% ownership interest in the venture. The venture also obtained $65.8 million in mortgage loans from Freddie Mac, secured by the five communities, which are located in Salt Lake City, San Antonio, Atlanta, Nashville and Raleigh. Archstone maintained a 20% ownership interest in the venture valued at approximately $7.1 million and received a cash distribution of $94.1 million. For financial reporting purposes, Archstone accounted for the transaction as a partial disposition of the communities, which resulted in a net gain of $5.1 million. The venture has a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. Archstone will receive management fees for managing the communities and the venture. See Note 10, Subsequent Events, for information on an additional transaction with FIIB.

(4) Mortgage Notes Receivable

     During the three months ended March 31, 2000, we concluded that for various reasons, including the proposed transaction which would eliminate the publicly-traded common shares of Homestead Village Incorporated, the conversion feature associated with our Homestead mortgage notes receivable had no continuing economic value. A write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was therefore recorded. The remaining balances associated with the convertible mortgage notes were not affected. See
Note 10, Subsequent Events, for further information on the sale of the Homestead mortgage notes receivable.

(5) Borrowings

  Unsecured Credit Facilities

     We have a $750 million unsecured revolving line of credit provided by a group of financial institutions led by The Chase Manhattan Bank, National Association ("Chase"). The $750 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at our option. The line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR (6.68% at June 30, 2000) plus 0.65%. Under a competitive bid option contained in the credit agreement, we may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the agreement, we pay a facility fee, which is equal to 0.15% of the commitment.

                          Archstone Communities Trust

     The following table summarizes our unsecured revolving line of credit borrowings (dollars in thousands):

                                                                             Six Months Ended             Year Ended
                                                                               June 30, 2000           December 31, 1999
                                                                           --------------------      ----------------------
Total line of credit.................................................            $750,000                   $750,000
Borrowings outstanding at end of period..............................            $292,000                   $485,000
Weighted average daily borrowings....................................            $508,187                   $387,082
Maximum borrowings outstanding during the period.....................            $558,000                   $485,000
Weighted average daily nominal interest rate.........................                 6.9%                       6.0%
Weighted average daily effective interest rate.......................                 7.1%                       6.4%

     Our $100 million short-term, unsecured borrowing agreement with Chase bears interest at an overnight rate that ranged from 6.3% to 7.6% during the six months ended June 30, 2000. At June 30, 2000 and December 31, 1999, there was $14.2 million and $8.5 million, respectively, outstanding under this agreement.

     Long-Term Unsecured Debt

     A summary of our long-term unsecured notes and unsecured tax-exempt bonds (collectively, "Long-Term Unsecured Debt") outstanding at June 30, 2000 follows (amounts in thousands):

                                                   Effective                                              Average
                                       Coupon      Interest       Balance at          Balance at         Remaining
           Type of Debt               Rate/(1)/    Rate /(2)/   June 30, 2000     December 31, 1999     Life (years)
----------------------------------   -----------  -----------  ---------------   -------------------   --------------
Long-term unsecured notes/(3)/....       7.3%        7.5%         $1,200,702         $1,200,857              7.4
Unsecured tax-exempt bonds/(4)/...       4.2%        5.5%             75,715             75,715              7.9
                                     -----------  -----------  ---------------   -------------------   --------------
  Total/average...................       7.1%        7.4%         $1,276,417         $1,276,572              7.4
                                     ===========  ===========  ===============   ===================   ==============

(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds. See Archstone's 1999 10-K for information on our derivative financial instruments.
(2) Includes the effect of interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
(3) Our long-term unsecured notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity --see "Scheduled Debt Maturities". See Note 10, Subsequent Events, for information on an additional $200 million of Long-Term Unsecured Debt issued in July 2000.
(4) The unsecured tax-exempt bonds require semi-annual interest payments and have a mandatory tender date of June 1, 2008.

  Mortgages Payable
  -----------------

     Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of mortgages payable outstanding at June 30, 2000 follows (amounts in thousands):

                                                     Effective Interest                      Principal Balance at
               Type of Mortgage                           Rate /(1)/              June 30, 2000              December 31, 1999
-----------------------------------------------   ---------------------    --------------------------   -------------------------
Fannie Mae secured debt/(2)/...................            7.0%                     $407,163                    $304,365
Conventional fixed rate........................            7.8%                      179,302                     110,776
Tax-exempt fixed rate..........................            6.4%                       41,124                      56,576
Tax-exempt floating rate.......................            5.2%                      220,934                     192,847
Other..........................................            5.7%                       24,345                      30,384
                                                  ---------------------    --------------------------   -------------------------
  Total/average mortgage debt..................            6.6%                     $872,868                    $694,948
                                                  =====================    ==========================   =========================

(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable.
(2) Represents long-term secured debt agreements with Fannie Mae. Archstone issued $103.0 million of Fannie Mae secured debt in June 2000, which matures in June 2009.

                          Archstone Communities Trust

     The change in mortgages payable during the six months ended June 30, 2000 consisted of the following (in thousands):

     Balance at January 1, 2000....................    $694,948
     Mortgage notes assumed or originated..........     197,202
     Regularly scheduled principal amortization....      (2,454)
     Prepayments, final maturities and other.......     (16,828)
                                                       --------
     Balance at June 30, 2000......................    $872,868
                                                       ========

 Scheduled Debt Maturities

     Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2000 are as follows (in thousands):

                                                                   Mortgages Payable
                                                           -----------------------------------
                                                             Regularly
                                         Long-Term           Scheduled               Final
                                         Unsecured           Principal            Maturities
                                            Debt            Amortization           and Other              Total
                                        ------------        ------------          ------------         ------------
2000 (July through December)..........  $     75,155        $      2,257          $      2,161         $     79,573
2001..................................        70,010               5,712                 5,174               80,896
2002..................................        97,810               6,093                   280              104,183
2003..................................       171,560               6,430                20,577              198,567
2004..................................        51,560               6,777                36,571               94,908
Thereafter............................       810,322             160,347               620,489            1,591,158
                                        ------------        ------------          ------------         ------------
     Total............................  $  1,276,417        $    187,616          $    685,252         $  2,149,285
                                        ============        ============          ============         ============

     The scheduled annual principal payments due from 2005 to 2019 average $103 million per year.

     The $750 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at our option.

General

     Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at June 30, 2000.

     For the six months ended June 30, 2000 and 1999, the total interest paid in cash on all outstanding debt was $81.4 million and $74.1 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 30, 2000 and 1999 was $13.0 million and $17.7 million, respectively.

     Amortization of loan costs included in interest expense for the six months ended June 30, 2000 and 1999 was $2.4 million and $2.6 million, respectively.

                          Archstone Communities Trust

 Derivative Financial Instruments

     Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to manage our exposure to interest rates. See Archstone's 1999 Form 10-K for additional information on Archstone's derivative financial instruments.

     In March, 2000, we entered into an interest rate cap agreement with a notional amount of $20.9 million, relating to a tax-exempt bond which carried a floating interest rate of 4.9% per annum as of June 30, 2000. The debt is capped at an effective interest rate of 8.9% per annum until termination in March 2005.

     As of June 30, 2000, marking our various interest rate agreements to market would result in a net gain of $15.4 million, prior to consideration of the associated issuance costs, if each had been terminated on such date.

(6)  Minority Interest

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

     The total net proceeds of $31.2 million from the issuance of perpetual preferred units during the six months ended June 30, 2000 were used to repay borrowings under our unsecured credit facilities.

     In March 2000, a consolidated subsidiary acquired a development site in Los Angeles County, California in exchange for cash and 351,000 convertible
operating partnership units valued at approximately $6.8 million.   The units
are convertible on a one for one basis into Common Shares and are generally entitled to distribution in amounts equal to those distributed on Common Shares.

     The units are included in minority interest in the accompanying Balance Sheets. Distributions associated with the units were equal to the income allocated to these minority interests, which is reflected as minority interest expense in the accompanying Statements of Earnings.

(7)  Cash Dividends

     The following table summarizes the cash dividends paid per share on the Common Shares and Preferred Shares during 2000:

                                                                    Three Months Ended
                                                            --------------------------------------
                                                            June 30, 2000          March 31, 2000
                                                            ---------------         --------------
          Common Shares...............................           $0.3850                 $0.3850
          Series A Convertible Preferred Shares (1)...           $0.5186                 $0.5186
          Series B Preferred Shares (1)...............           $0.5625                 $0.5625
          Series C Preferred Shares (1)...............           $0.5391                 $0.5391
          Series D Preferred Shares (1)...............           $0.5469                 $0.5469

           (1) Collectively, the Series A, B, C and D Preferred Shares are referred to as the "Preferred Shares".

  On July 18, 2000, Archstone's Board of Trustees declared the third quarter 2000 cash dividend of $0.385 per Common Share, payable on August 30, 2000, to shareholders of record on August 16, 2000. This dividend represents our 98th consecutive Common Share dividend.

                          Archstone Communities Trust

(8)  Shareholders' Equity

   During the six months ended June 30, 2000, approximately 180,000 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 242,000 Common Shares.

   At June 30, 2000, Security Capital Group Incorporated ("Security Capital"), our largest shareholder, owned approximately 36% of our Common Stock on a fully diluted basis and approximately 38% based on Common Shares outstanding. See
Note 10, Subsequent Events, for an update on Security Capital's ownership.

(9) Segment Data

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

   Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues and (ii) net operating income to consolidated earnings from operations (in thousands):

                                                                          Three Months Ended                   Six Months Ended
                                                                              June 30,                            June 30,
                                                                       2000              1999              2000              1999
                                                                ---------------   ---------------   ---------------   -------------
Reportable apartment community segment revenues...........          $173,962          $155,648          $341,693          $308,138
Income from unconsolidated entities.......................             2,314               548             1,201             2,028
Income from hotel asset...................................             1,110               996             1,843             1,760
Other (1).................................................             7,427             6,125            17,092            12,778
                                                                ------------      ------------      ------------      ------------
Total segment and consolidated revenues...................          $184,813          $163,317          $361,829          $324,704
                                                                ============      ============      ============      ============


                                                                           Three Months Ended               Six Months Ended
                                                                                  June 30,                      June 30,
                                                                     ---------------------------     ----------------------------

                                                                           2000         1999             2000            1999
                                                                     -----------     -----------     ------------    ------------
Reportable apartment community segment net operating income...          $116,230      $101,254         $  230,266       $  200,026
Net operating income from hotel asset.........................             1,107         1,002              1,838            1,743
                                                                     -----------     ---------           --------      -----------
   Total segment net operating income.........................           117,337       102,256            232,104          201,769
                                                                     -----------     ---------           --------      -----------

Reconciling items:
   Income from unconsolidated entities...........................          2,314           548              1,201            2,028
   Other income..................................................          7,427         6,125             17,092           12,778
   Depreciation on real estate investments.......................        (36,696)      (31,450)           (73,221)         (64,247)
   Interest expense..............................................        (37,325)      (29,023)           (71,527)         (56,041)
   General and administrative expenses...........................         (5,466)       (5,172)           (11,751)         (10,504)
   Other expenses................................................           (709)         (531)            (3,819)          (3,362)
                                                                     -----------      --------           --------      -----------
Consolidated earnings from operations............................       $ 46,882      $ 42,753           $ 90,079       $   82,421
                                                                     ===========      ========           ========      ===========

(1) Includes $11.9 million and $11.7 million of interest income on the Homestead mortgage notes receivable for the six months ended June 30, 2000 and 1999, respectively. Also includes interest income on cash equivalents and other notes receivable. For the six months ended June 30, 2000, includes a $3.3 million gain on the sale of Spectrum Apartment Locators, an apartment locator company acquired in January 1998.

     Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of its consolidated revenues.

                          Archstone Communities Trust

             Notes to Condensed Financial Statements - (Concluded)


(10) Subsequent Events

  In July 2000, we issued $200.0 million of Long-Term Unsecured Debt. The notes have a coupon rate of 8.2% and pay interest semi-annually through maturity on July 3, 2005. The effective interest rate, including discount and issuance costs is approximately 8.4%. We used the $198.6 million of net proceeds to repay borrowings under our unsecured credit facilities.

  In July 2000, Archstone formed a second joint venture with FIIB. The structure of this transaction is identical to the venture transaction discussed in Note 3, Investments in and Advances to Unconsolidated Entities. The venture was formed through Archstone's contribution of six apartment communities with an aggregate fair value of approximately $135.9 million. FIIB contributed $38.4 million of cash for an 80% ownership interest in the venture. The venture also obtained $87.9 million in mortgage loans from Freddie Mac, secured by the six communities, which are located in Phoenix, Albuquerque, Houston, Richmond and two in Atlanta. Archstone maintained a 20% ownership interest in the venture valued at approximately $9.6 million and received a cash distribution of $126.3 million. For financial reporting purposes, Archstone accounted for the transaction as a partial disposition of the communities, which resulted in a net gain of $8.2 million.

  In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes receivable with a face amount of $221.3 million and cash of $178.7 million. Security Capital's ownership of our Common Shares was reduced from approximately 36% to approximately 27% on a fully diluted basis (from approximately 38% to approximately 29% based on Common Shares outstanding).

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Trustees and Shareholders
of Archstone Communities Trust:

     We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust as of June 30, 2000, and the related condensed statements of earnings for the three and six month periods ended June 30, 2000 and 1999, the condensed statement of shareholders' equity for the six month period ended June 30, 2000 and the condensed statements of cash flows for the six month periods ended June 30, 2000 and 1999. These condensed financial statements are the responsibility of the Trust's management.

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

Chicago, Illinois
July 26, 2000

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

Results of Operations

  Three and Six Months Ended June 30, 2000 Compared to June 30, 1999

     Archstone's overall rental revenues increased $18.4 million (11.8%) and net operating income increased $15.1 million (14.8%) during the three months ended June 30, 2000 as compared to the same period in 1999. During the six months ended June 30, 2000, rental revenues increased $33.6 million (10.9%) and net operating income increased $30.3 million (15.0%). These increases were attributable to strong performance from our operating communities and the execution of our capital redeployment program, which involves the disposition of operating communities in secondary markets with less attractive growth prospects to fund new investments in targeted markets with higher barriers to entry.

     In addition, net earnings attributable to Common Shares increased $30.0 million during the three months ended June 30, 2000 as compared to the same period in 1999. This increase resulted primarily from a $4.1 million increase in earnings from operations and a $28.2 million increase in gains on dispositions in 2000. These increases were partially offset by a $2.3 million increase in minority interest expense and Preferred Share dividends.

     During the six months ended June 30, 2000 net earnings attributable to Common Shares increased $31.6 million as compared to the same period in 1999. This increase resulted primarily from a $7.7 million increase in earnings from operations and a $27.0 million increase in gains on dispositions. These increases were partially offset by a $4.2 million increase in minority interest expense and Preferred Share dividends.

  Apartment Community Operations

     At June 30, 2000, investments in apartment communities comprised over 99% of our total real estate portfolio, based on total expected investment, including planned capital expenditures. The following table summarizes the net operating income generated from our apartment communities for each period (in thousands, except for percentages):

                                                         Three Months Ended June 30,                Six Months Ended June 30,
                                                       ---------------------------------       ---------------------------------
                                                            2000                1999                2000              1999
                                                       --------------     --------------       --------------    ---------------
Rental revenues.................................             $173,962           $155,648             $341 693           $308,138
Property operating expenses.....................               57,732             54,394              111,427            108,112
                                                       --------------     --------------       --------------    ---------------
Net operating income............................             $116,230           $101,254             $230,266           $200,026
                                                       ==============     ==============       ==============    ===============
Operating margin (NOI/rental revenues)..........                 66.8%              65.1%                67.4%              64.9%
                                                       ==============     ==============       ==============    ===============
Average occupancy during period.................                 96.0%              94.7%                95.7%              94.5%
                                                       --------------     --------------       --------------    ---------------
Average number of operating units...............               67,715             69,111               67,875             69,082
                                                       --------------     --------------       --------------    ---------------

     The increases in net operating income for the three and six months ended June 30, 2000 compared to the same periods in 1999 are primarily attributable to an increase in rental revenues from our operating communities and the successful lease-up of development communities. The execution of our capital redeployment program continues to improve operating margins as a result of higher rental rates and improved revenue growth as capital is redeployed into markets with higher barriers to entry. Such markets typically achieve higher and more consistent growth in net operating income. The improved operating margins for the three and six months ended June 30, 2000 were also impacted by operating efficiencies, lower insurance expenses due to refinement of claim estimates and lower utility costs due to increased levels of utility reimbursements from residents. Offsetting these expense reductions were increases in personnel costs and higher real estate taxes in 2000 due to projected increases in certain property tax valuations.

  Income from Unconsolidated Entities

     Income from unconsolidated entities is primarily influenced by Archstone's investment in Ameriton Properties Incorporated, a corporation whose business is acquiring and developing properties to sell to third parties. Archstone owns a 95% economic interest through its investment in Ameriton's non-voting common stock. The voting common stock is owned by a limited liability company. For the three and six months ended June 30, 2000 Archstone's equity in Ameriton's earnings were $2.4 million and $1.3 million, respectively. Archstone's income from unconsolidated entities in 1999 is related entirely to our investment in Ameriton.

     In June 2000, Archstone formed a joint venture with FIIB. The venture was formed through Archstone's contribution of five apartment communities with an aggregate fair value of approximately $101.2 million. FIIB contributed $28.3 million of cash for an 80% ownership interest in the venture. The venture also obtained $65.8 million in mortgage loans from Freddie Mac, secured by the five communities, which are located in Salt Lake City, San Antonio, Atlanta, Nashville and Raleigh. Archstone maintained a 20% ownership interest in the venture valued at approximately $7.1 million and received a cash distribution of $94.1 million. For financial reporting purposes, Archstone accounted for the transaction as a partial disposition of the communities. The venture has a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. Archstone will receive management fees for managing the communities and the venture.

  Other Income

     Other income is primarily influenced by interest income on the Homestead mortgage notes receivable, other notes receivable and cash balances. During the six months ended June 30, 2000, other income also included a $3.3 million gain from the sale of Spectrum Apartment Locators, a wholly-owned start-up company we acquired in January 1998. See "Liquidity and Capital Resources, Recent Events", for information on the sale of the Homestead mortgage notes receivable.

  Depreciation Expense

     The $5.2 million and the $9.0 million increases in depreciation expense for the three and six months ended June 30, 2000 as compared to 1999 resulted primarily from the increase in the cost basis of operating communities as a result of our active capital redevelopment program and the reduction in depreciable lives on certain real estate investments during 2000.

  Interest Expense

       The $8.3 million and $15.5 million increases in interest expense for the three and six months ended June 30, 2000 as compared to 1999 are primarily attributable to higher outstanding debt balances associated with the financing of our investment activities, higher interest rates and a decrease in interest capitalization due to lower levels of investments undergoing active development.

  General and Administrative Expenses

     The overall increase in general and administrative expenses during the three and six months ended June 30, 2000 as compared to the same period in 1999 relates primarily to higher severance costs in 2000 as a result of certain staff reductions. In addition, research and development costs and depreciation associated with information technology initiatives and higher expenses associated with Archstone's long-term incentive plan increased general and administrative expenses.

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

     During the six months ended June 30, 2000, we concluded that full recovery of certain real estate investments was doubtful. As a result, a provision for possible loss of $400,000 was recorded to reduce these assets to their estimated fair value. A similar provision of $2.0 million was recorded during the three months ended March 31, 1999. All of the above charges are included in "Other" in the accompanying Condensed Statements of Earnings.

  Gains on Dispositions of Investments

     During the six months ended June 30, 2000, we disposed of 18 apartment communities and certain other real estate assets representing gross proceeds of $339.1 million. We disposed of 15 apartment communities and certain other real estate assets, representing gross proceeds of $198.5 million during the six months ended June 30, 1999. Aggregate net gains of $46.0 million and $19.0 million were recorded for the six months ended June 30, 2000 and 1999, respectively.

  Preferred Share Dividends

     The higher level of Preferred Share dividends is attributable to an increase in the Series A Convertible Preferred Share dividend rate and the issuance of Series D Preferred Shares in August 1999, partially offset by conversions of Series A Convertible Preferred Shares into Common Shares.

Liquidity and Capital Resources

     We believe Archstone's liquidity and financial condition are strong and we remain committed to managing our balance sheet to preserve financial flexibility. Despite the capital-constrained operating environment that has existed in the real estate industry, we have continued to fund attractive new investment opportunities primarily through the use of proceeds from dispositions in non-core secondary markets. We believe our solid financial position will continue to allow us to take advantage of investment opportunities that become available in the future.

     We consider our liquidity and ability to generate cash from operations, dispositions and financings to be adequate to meet all of our cash flow needs during the remainder of 2000.

  Recent Events

     During July 2000, Archstone's liquidity and financial condition were impacted by the following transactions:

i) Archstone issued $200 million in Long-Term Unsecured Debt, proceeds from which were used to repay borrowings under unsecured credit facilities.

ii) In July 2000, Archstone formed a second joint venture with FIIB. The structure of this transaction is identical to the venture transaction discussed in "Results of Operations, Income from Unconsolidated Entities". The venture was formed through Archstone's contribution of six apartment communities with an aggregate fair value of approximately $135.9 million. FIIB contributed $38.4 million of cash for an 80% ownership interest in the venture. The venture also obtained $87.9 million in mortgage loans from Freddie Mac, secured by the six communities, which are located in Phoenix, Albuquerque, Houston, Richmond and two in Atlanta. Archstone maintained a 20% ownership interest in the venture valued at approximately $9.6 million and received a cash distribution of $126.3 million. For financial reporting purposes, Archstone accounted for the transaction as a partial disposition of the communities. The proceeds were used to repay borrowings under unsecured credit facilities.

iii) Archstone repurchased approximately 17.5 million Common Shares held by Security Capital in exchange for Homestead mortgage notes receivable which have a face amount of $221.3 million and $178.7 million in cash. Security Capital's ownership of our Common Shares was reduced from approximately 36% to approximately 27% on a fully diluted basis (from approximately 38% to approximately 29% based on Common Shares outstanding). As a result of this transaction, our leverage ratios increased temporarily although we anticipate that incremental dispositions will bring the financial ratios back to historical levels.

  Operating Activities

     Net cash flow provided by operating activities increased by $25.3 million, or 18.0%, for the six months ended June 30, 2000 as compared to the same period of 1999. This increase is due primarily to cash flow growth from operating apartment communities.

  Investing and Financing Activities

     Real estate investments of $367.5 million during the six months ended June 30, 2000 were financed primarily from cash flow from operations, dispositions, the joint venture transaction with FIIB, cash held in escrow pending tax-deferred exchanges and borrowings under unsecured credit facilities. Unsecured credit facilities were reduced $187.3 million during the period using net proceeds from secured debt financing, mortgage notes receivable paydowns and the issuance of perpetual preferred limited partnership units. Real estate investments of $362.8 million and the repurchase of $94.4 million of Common Shares during the six months ended June 30, 1999 were financed primarily from proceeds from property dispositions, cash held in escrow pending tax-deferred exchanges and borrowings under unsecured credit facilities. These unsecured credit facilities were partially repaid with cash flow from operations, disposition proceeds and secured debt proceeds.

     Other significant financing activities included the payment of $123.4 million and $116.7 million in Common Share, Preferred Share and minority interest dividends/distributions for the six months ended June 30, 2000 and 1999, respectively. The increase was primarily attributable to the issuance of the Series D Preferred Shares in August 1999, an increase in the cash dividends paid per Common Share and an increase in the number of units issued to minority interests. We prepaid mortgages due to community dispositions of $16.6 million and $7.9 million during the six months ended June 30, 2000 and 1999, respectively.

     Significant non-cash investing and financing activities during the six months ended June 30, 2000 and 1999 included the assumption of mortgage debt, the issuance of convertible operating partnership units and the conversion of Series A Convertible Preferred Shares into Common Shares.

  Scheduled Debt Maturities and Interest Payment Requirements

     As of June 30, 2000, we have $79.6 million of long-term debt maturing during the remainder of 2000 and $80.9 million maturing during 2001. See Note 5 to the financial statements contained in Item 1 for more information on scheduled debt maturities.

     We currently have $850 million in total borrowing capacity under our unsecured credit facilities, with $129.2 million outstanding and an available balance of $720.8 million at August 1, 2000. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 7.1%, 7.4% and 6.6%, respectively, as of June 30, 2000. These rates give effect to interest rate swaps and caps, as applicable.

     We were in compliance with all financial covenants pertaining to our debt instruments at June 30, 2000.

  Shareholder Dividend Requirements

     Based on announced dividend levels for 2000 (assuming no changes in our dividend levels) and the number of Archstone shares or units outstanding as of June 30, 2000, we anticipate that Archstone will pay the following dividends/distributions during the next 12 months (in thousands, except per share amounts):

                                                                                  Per Share/             Total
                                                                                     Unit
                                                                               ---------------    ------------------
Common Share /(1)/...........................................................     $   1.54         $     187,756
Series A Convertible Preferred Share.........................................         2.07                 7,312
Series B Preferred Share.....................................................         2.25                 9,422
Series C Preferred Share.....................................................         2.16                 4,289
Series D Preferred Share.....................................................         2.19                 4,358
Series E perpetual preferred limited partnership units/(2)/..................         2.09                 3,350
Series F perpetual preferred limited partnership units /(2)/.................         2.03                 1,625
Series G perpetual preferred limited partnership units /(2)/.................         2.16                 1,294
Other distributions on minority interests /(2)/..............................         1.54                 1,461
                                                                                                  ------------------
Total dividend/distribution requirements.....................................                      $     220,867
                                                                                                  ==================

/1)/ Total anticipated Common Share dividends have been adjusted to give effect to the repurchase of 17.5 million shares from Security Capital Group Incorporated in July 2000.
/2)/ See Note 6 to the financial statements contained in Item 1 for information on the perpetual preferred limited partnership units and other minority interests.

  Planned Investments

     Following is a summary of unfunded planned investments as of June 30, 2000 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone has contractually committed to fund.

                                                                                          Planned Investments
                                                        ---------------   --------------------------------------------------
                                                              Units             Discretionary               Committed
                                                        ---------------   -----------------------   ------------------------
Planned operating community improvements.............            66,180      $             58,358      $               1,857
Communities under construction.......................             6,189                      -                       222,273
Communities In Planning and owned....................             1,374                   182,857                       -
Communities In Planning and Under Control............             3,403                   504,338                       -
Operating community acquisition under contract.......               280                    22,500                       -
                                                        ---------------   -----------------------   ------------------------
     Total...........................................            77,426      $            768,053      $             224,130
                                                        ===============   =======================   ========================

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements in the remainder of 2000 and 2001 and expect to start construction on approximately $135.0 million, based on total expected investment, of communities that are currently in planning, during the remainder of 2000. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

  Funding Sources

     We expect to finance the company's planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds derived from our capital redeployment program, joint venture financing and borrowings under unsecured credit facilities prior to arranging long-term financing. We anticipate that net cash flow from operating activities during 2000 will be sufficient to fund anticipated dividend requirements and scheduled debt principal payments. To fund planned investment activities, we had $720.8 million in available capacity on our unsecured credit facilities and approximately $40 million in our tax-deferred exchange escrow account at August 1, 2000. Subject to normal closing risks, we expect to complete the disposition of an additional $200 million of operating communities and certain other real estate assets during the remainder of 2000.

     After giving effect to the $200 million Long-Term Unsecured Debt issuance in July, we have $577.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to our ability to effect offerings on satisfactory terms.

  Other Contingencies and Hedging Activities

     We are a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in aggregate, will have a material adverse effect on our business, financial position or results of operations.

     Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to manage our exposure to interest rates. See
Note 5 to the financial statements contained in Item 1 of this Form 10-Q and Archstone's 1999 Form 10-K for more information on derivative financial instruments currently in use.

  Funds From Operations

     Funds from operations has been a supplemental industry-wide standard to measure operating performance of a real estate investment trust ("REIT") since its adoption by the National Association of Real Estate Investment Trusts ("NAREIT") in 1991. In October 1999, NAREIT revised the definition of funds from operations. The changes involved bringing the calculation of funds from operations into closer alignment with GAAP net income. The revised measure generally calls for adjustments to net income for gains (losses) from sales of depreciated real estate, depreciation on real estate investments and items defined as "extraordinary items" under GAAP. To conform to the revised definition, Archstone's primary changes were: (i) to include in funds from operations certain non-cash components of interest income associated with Homestead mortgage notes receivable, consistent with GAAP, and (ii) to include the impact of net gains and losses associated with the disposition of undepreciated real estate. We have restated our 1999 funds from operations to conform to this revised definition.

     Funds from operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The funds from operations measure presented by Archstone, while consistent with NAREIT's definition, will not be comparable to similarly titled measures of other REIT's that do not compute funds from operations in a manner consistent with Archstone. Funds from operations is not intended to represent cash available to shareholders. Anticipated cash dividends to shareholders are summarized above in "-Shareholder Dividend Requirements". Funds from operations using the revised definition were as follows (amounts in thousands):

                                                                               Three Months Ended           Six Months Ended
                                                                                    June 30,                    June 30,
                                                                         ------------------------------------------------------
                                                                              2000           1999          2000          1999
                                                                         ------------   -----------    ----------   -----------
                                                                                        (restated)                  (restated)
Net earnings attributable to Common Shares - Basic..................     $     80,448   $    50,457    $  119,902   $    88,302
Add (Deduct):
   Depreciation on real estate investments..........................           36,696        31,450        73,221        64,247
   Gains on dispositions of investments, net........................          (41,869)      (13,835)      (46,001)      (19,585)
   Extraordinary item - loss on early extinguishment of debt........               --            --                       1,113
   Provision for possible loss on investments.......................              400            --           400           450
   Other, net.......................................................              280           (18)        1,108             4
                                                                         ------------   -----------    ----------   -----------
Funds from operations attributable to Common Shares - Basic.........           75,955        68,054       148,630       134,531
   Minority interest - convertible operating partnership units......              366           338           596           676
   Series A Convertible Preferred Share dividends...................            1,851         2,179         3,748         4,429
                                                                         ------------   -----------    ----------   -----------
Funds from operations attributable to Common Shares - Diluted.......     $     78,172   $    70,571    $  152,974   $   139,636
                                                                         ============   ===========    ==========   ===========
Weighted average Common Shares outstanding - Diluted................          145,138       145,872       144,910       147,149
                                                                         ============   ===========    ==========   ===========

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Archstone is exposed to interest rate changes associated with our unsecured credit facilities and other variable rate debt as well as refinancing risk on fixed-rate debt. Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to manage our exposure to interest rates.

     See Archstone's 1999 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of June 30, 2000, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Archstone's 1999 Form 10-K as compared to their respective fair market values at June 30, 2000.

                           PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual shareholders meeting held May 17, 2000, shareholders elected the following individuals to serve on the Board:

                                                         Shares Voted            Shares Voted
                             Name                          in Favor                 Against
                ---------------------------------     -------------------     -------------------
               C. Ronald Blankenship............             123,699,112                 778,790
               John T. Kelley, III..............             123,723,481                 730,052
               Constance B. Moore /(1)/.........             123,714,154                 748,706
               John C. Schweitzer...............             123,740,288                 696,438

/(1)/  Ms. Moore resigned as a Trustee on July 25, 2000.

     Additionally, at the annual meeting the shareholders voted to amend Archstone's Declaration of Trust to (i) provide for the issuance of uncertificated shares and electronic proxies, (ii) provide the ability of Archstone to consummate mergers without shareholder approval provided the merger does not reclassify or change the terms of any class or series of our shares and the number of shares outstanding does not increase by more than 20%, (iii) exclude agents from the mandatory limitation of liability provisions and (iv) provide for permissive rather than mandatory indemnification for agents of Archstone. At the annual meeting 103,898,803 shares voted in favor of the amendment, 11,068,836 shares voted against, 1,029,821 shares were recorded as abstentions and 23,143,970 shares were recorded as broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3.1 Articles of Amendment of Amended and Restated Declaration of Trust of Archstone, dated May 17, 2000

          10.1 Purchase and Sale Agreement dated as of July 19, 2000 between Archstone and Security Capital (incorporated by reference to Security Capital's Schedule 13D-A filed on July 24, 2000)

          10.2 Amendment No. 2, dated July 25, 2000, to the Third Amended and Restated Investor Agreement by and between Archstone and Security Capital

          12.1   Computation of Earnings to Fixed Charges

          12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

          15.1 Letter from KPMG LLP dated August 11, 2000 regarding unaudited financial information

          27     Financial Data Schedule

          99.1   Current Development Activity

     (b)  Reports on Form 8-K:
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARCHSTONE COMMUNITIES TRUST



                              BY:  /s/ Charles E. Mueller, Jr.
                                   ---------------------------
                                       Charles E. Mueller, Jr.
                              Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)



                              BY:        /s/ William Kell
                                   ---------------------------
                                             William Kell
                               Senior Vice President and Controller
                                  (Principal Accounting Officer)



Date: August 11, 2000