Form 10-Q
period 2000-09-30
ARCHSTONE COMMUNITIES TRUST/
filed 2000-11-14
CIK 80737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_______to________.

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

                       Yes     X       No__________
                            --------

  At November 7, 2000, there were approximately 122,485,000 of the Registrant's common shares outstanding.

                          Archstone Communities Trust

                                     Index

                                                                                                                  Page
                                                                                                                 Number
                                                                                                               ----------
   PART I.        Condensed Financial Information

     Item 1.      Financial Statements
                  Condensed Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999.........          3
                  Condensed Statements of Earnings - Three and nine months ended September 30, 2000 and
                    1999 (unaudited)......................................................................          4
                  Condensed Statement of Shareholders' Equity - Nine months ended September 30, 2000
                    (unaudited)...........................................................................          5
                  Condensed Statements of Cash Flows - Nine months ended September 30, 2000 and 1999
                    (unaudited)...........................................................................          6
                  Notes to Condensed Financial Statements (unaudited).....................................          7
                  Independent Accountants' Review Report..................................................         14

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                    Operations............................................................................         15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............................         21

PART II.          Other Information

Item 5.           Other Information.......................................................................         21

Item 6.           Exhibits and Reports on Form 8-K........................................................         21

                    PART I - CONDENSED FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                          Archstone Communities Trust

                            Condensed Balance Sheets

                       (In thousands, except share data)

                                                                                        September 30,                 December 31,
                                  ASSETS                                                     2000                         1999
                                  ------                                               ----------------             ----------------
                                                                                         (unaudited)
Real estate..........................................................................         $5,027,546                 $5,086,486
Less accumulated depreciation........................................................            353,854                    300,658
                                                                                        ----------------           ----------------
                                                                                               4,673,692                  4,785,828
Investments in and advances to unconsolidated entities...............................            129,943                    130,845
Mortgage notes receivable, net.......................................................              4,061                    210,357
                                                                                        ----------------           ----------------
  Net investments....................................................................          4,807,696                  5,127,030
Cash and cash equivalents............................................................             12,934                     10,072
Restricted cash in tax-deferred exchange escrow......................................             90,471                     68,729
Other assets.........................................................................            101,703                     96,606
                                                                                        ----------------           ----------------
  Total assets.......................................................................         $5,012,804                 $5,302,437
                                                                                        ================           ================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Liabilities:
 Unsecured credit facilities.........................................................         $  133,103                 $  493,536
 Long-Term Unsecured Debt............................................................          1,476,339                  1,276,572
 Mortgages payable...................................................................            854,346                    694,948
 Dividends payable...................................................................                  -                     53,518
 Accounts payable....................................................................             27,963                     26,677
 Accrued expenses....................................................................             87,636                     74,462
 Other liabilities...................................................................             37,906                     59,915
                                                                                        ----------------           ----------------
  Total liabilities..................................................................          2,617,293                  2,679,628
                                                                                        ----------------           ----------------

Minority interest:
 Perpetual preferred units...........................................................             73,222                     41,996
 Convertible operating partnership units.............................................             20,152                     13,307
                                                                                        ----------------           ----------------
  Total minority interest............................................................             93,374                     55,303
                                                                                        ----------------           ----------------

Shareholders' equity:
 Series A Convertible Preferred Shares (3,450,935 shares in 2000 and 3,705,390 in
  1999; liquidation preference of $25 per share).....................................             86,273                     92,635
 Series B Preferred Shares (4,187,700 shares in 2000 and 4,200,000 shares in 1999,
  liquidation preference of $25 per share)...........................................            104,693                    105,000
 Series C Preferred Shares (1,989,200 shares in 2000 and 2,000,000 shares in 1999,
  liquidation preference of $25 per share)...........................................             49,730                     50,000
 Series D Preferred Shares (1,992,200 shares in 2000 and 2,000,000 shares in 1999,
  liquidation preference of $25 per share)...........................................             49,805                     50,000
 Common Shares (122,254,941 shares in 2000 and 139,008,353 in 1999)..................            122,255                    139,008
 Additional paid-in capital..........................................................          1,939,459                  2,291,026
 Unrealized holding gain.............................................................                167                        394
 Employee share purchase notes.......................................................             (7,489)                   (19,170)
 Distributions in excess of net earnings.............................................            (42,756)                  (141,387)
                                                                                        ----------------           ----------------
  Total shareholders' equity.........................................................          2,302,137                  2,567,506
                                                                                        ----------------           ----------------
  Total liabilities and shareholders' equity.........................................         $5,012,804                 $5,302,437
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

                          Archstone Communities Trust

                        Condensed Statements of Earnings

                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended       Nine Months Ended
                                                                             September 30,           September 30,
                                                                        ----------------------   --------------------
                                                                           2000        1999        2000        1999
                                                                        ---------    --------    --------    --------
 Revenues:
   Rental revenues..................................................     $172,824    $161,546    $516,360    $471,444
   Income from unconsolidated entities..............................        1,506         151       2,707       2,179
   Other income.....................................................       13,559       7,175      30,651      19,953
                                                                        ---------    --------    --------    --------
                                                                          187,889     168,872     549,718     493,576
                                                                        ---------    --------    --------    --------

Expenses:
   Rental expenses..................................................       43,369      42,227     122,831     121,199
   Rental expenses paid to affiliate................................          530         443       1,724       1,542
   Real estate taxes................................................       13,939      11,927      44,715      39,985
   Depreciation on real estate investments..........................       36,655      32,742     109,876      96,989
   Interest expense.................................................       37,483      31,777     109,010      87,818
   General and administrative expenses..............................        5,495       5,670      16,909      15,141
   General and administrative expenses paid to affiliate............          145         288         482       1,321
   Other expenses...................................................          302          52       4,121       3,414
                                                                        ---------    --------    --------    --------
                                                                          137,918     125,126     409,668     367,409
                                                                        ---------    --------    --------    --------

Earnings from operations............................................       49,971      43,746     140,050     126,167

  Less:  minority interest - perpetual preferred units..............        1,567         164       4,348         164
         minority interest - convertible operating partnership units          365         221         961         897
  Plus:  gains on dispositions of investments, net..................       37,495      27,909      83,496      46,887
                                                                        ---------    --------    --------    --------
Earnings before extraordinary item..................................       85,534      71,270     218,237     171,993
   Less: extraordinary item - loss on early extinguishment of debt.            --          --          --       1,113
                                                                        ---------    --------    --------    --------
Net earnings........................................................       85,534      71,270     218,237     170,880
   Less:  Preferred Share dividends.................................        6,307       6,036      19,108      17,344
                                                                        ---------    --------    --------    --------
Net earnings attributable to Common Shares - Basic..................     $ 79,227    $ 65,234    $199,129    $153,536
                                                                        =========    ========    ========    ========

Weighted average Common Shares outstanding - Basic..................      126,843     139,552     135,019     139,968
                                                                        ---------    --------    --------    --------
Weighted average Common Shares outstanding - Diluted................      132,954     145,473     140,847     139,997
                                                                        ---------    --------    --------    --------

Earnings before extraordinary item per Common Share:
   Basic............................................................     $   0.62    $   0.47    $   1.47    $   1.10
                                                                        =========    ========    ========    ========
   Diluted..........................................................     $   0.61    $   0.46    $   1.46    $   1.10
                                                                        =========    ========    ========    ========

Net earnings per Common Share:
   Basic............................................................     $   0.62    $   0.47    $   1.47    $   1.10
                                                                        =========    ========    ========    ========
   Diluted..........................................................     $   0.61    $   0.46    $   1.46    $   1.10
                                                                        =========    ========    ========    ========

Dividends paid per Common Share.....................................     $  0.385    $  0.370    $  1.155    $  1.110
                                                                        =========    ========    ========    ========


     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                  Condensed Statement of Shareholders' Equity

                      Nine Months Ended September 30, 2000

                                 (In thousands)
                                  (Unaudited)

                        Series A
                      Convertible  Series B     Series C    Series D
                       Preferred   Preferred   Preferred   Preferred
                       Shares at   Shares at   Shares at   Shares at                                  Employee
                       aggregate   aggregate   aggregate   aggregate  Common    Additional Unrealized  share   Distributions
                      liquidation liquidation liquidation liquidation Shares at  paid-in    holding   purchase in excess of
                       preference  preference  preference preference  par value  capital   gain/loss   notes   net earnings  Total
                        ------------------------------------------------------------------------------------------------------------
Balances at December
 31, 1999...............  $92,635  $105,000     $50,000   $50,000   $139,008   $2,291,026   $ 394  $(19,170)  $(141,387) $2,567,506
 Comprehensive income:
  Net earnings..........        -         -           -         -          -            -       -         -     218,237     218,237
  Preferred Share
   dividends paid.......        -         -           -         -          -            -       -         -     (19,108)    (19,108)
  Other.................        -         -           -         -          -            -    (227)        -           -        (227)
                                                                                                                           --------
 Comprehensive income
  attributable to
   Common Shares........                                                                                                    198,902
                                                                                                                           --------
Common Share dividends..        -         -           -         -          -            -       -         -    (100,498)   (100,498)
Conversion of Series A
Preferred Shares into
 Common Shares..........   (6,362)         -           -         -        343        6,019       -         -           -          -
Common Shares
 repurchased...........         -         -           -         -    (17,479)    (366,362)      -         -           -    (383,841)
Other, net.............         -      (307)       (270)     (195)       383        8,776       -    11,681           -      20,068
                          -------  --------     -------  --------   --------   ----------   -----  --------   ---------- ----------
Balances at September
 30, 2000..............   $86,273  $104,693     $49,730   $49,805   $122,255   $1,939,459   $ 167  $ (7,489)  $ (42,756) $2,302,137
                          =======  ========     =======  ========   ========   ==========   =====  ========   ========== ==========



     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                       Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                             -----------------------------------
                                                                                                  2000                 1999
                                                                                             --------------        -------------
Operating activities:
  Net earnings.............................................................................  $      218,237        $     170,880
  Adjustments to reconcile net earnings to net cash flow provided by operating activities:
    Depreciation and amortization..........................................................         110,794               97,814
    Gains on dispositions of investments, net..............................................         (83,496)             (46,887)
    Gain on exchange of Homestead mortgage notes...........................................          (9,313)                  --
    Provision for possible loss on investments.............................................             400                2,000
    Extraordinary items....................................................................              --                1,113
    Loss recognized on write-down of convertible mortgage notes............................           2,753                   --
    Minority interest......................................................................           5,309                1,061
  Change in accounts payable, accrued expenses and other liabilities.......................           2,719               (8,950)
  Change in other assets...................................................................          (6,106)              (1,639)
                                                                                             --------------        -------------
    Net cash flow provided by operating activities.........................................         241,297              215,392
                                                                                             --------------        -------------
Investing activities:
  Real estate investments..................................................................        (499,043)            (543,526)
  Change in investments in and advances to unconsolidated entities.........................          24,095              (31,457)
  Proceeds from dispositions, net of closing costs.........................................         609,709              375,409
  Change in tax-deferred exchange escrow...................................................         (21,742)              10,590
  Change in pursuit costs and earnest money deposits.......................................           4,151               (8,735)
  Other, net...............................................................................          (2,605)               1,664
                                                                                             --------------        -------------
    Net cash flow provided by (used in) investing activities...............................         114,565             (196,055)
                                                                                             --------------        -------------
Financing activities:
  Proceeds from issuance of unsecured long-term debt.......................................         200,000                   --
  Proceeds from secured debt...............................................................         156,528               36,206
  Proceeds from tax-exempt bond refinancing................................................              --               16,000
  Principal prepayment of mortgages payable................................................         (34,053)             (29,253)
  Regularly scheduled principal payments on mortgages payable..............................          (3,451)              (4,241)
  Proceeds from (repayments on) unsecured credit facilities, net...........................        (360,433)             154,421
  Repurchase of Common and Preferred Shares................................................        (179,439)            (102,509)
  Proceeds from issuance of Preferred Shares and perpetual preferred units.................          31,224               82,240
  Debt issuance costs......................................................................          (5,834)              (5,586)
  Cash dividends paid on Common Shares.....................................................        (154,016)            (156,403)
  Cash dividends paid on Preferred Shares..................................................         (19,108)             (17,342)
  Cash dividends paid to minority interests................................................          (5,309)              (1,061)
  Proceeds from dividend reinvestment and repayment of share purchase loans, net...........          15,305                5,206
  Other, net...............................................................................           5,586                1,182
                                                                                             --------------        -------------
    Net cash flow used in financing activities.............................................        (353,000)             (21,140)
                                                                                             --------------        -------------
Net change in cash and cash equivalents....................................................           2,862               (1,803)
Cash and cash equivalents at beginning of period...........................................          10,072               10,119
                                                                                             -----------------------------------
Cash and cash equivalents at end of period.................................................  $       12,934        $       8,316
                                                                                             ===================================

Significant non-cash investing and financing activities:
   Exchange of Homestead notes for Archstone common shares.................................       $ 195,662                   --
   Assumption of mortgages payable upon purchase of apartment communities..................       $  40,674            $  94,562
   Apartment communities/land exchanged for ownership interest in unconsolidated entities..       $  19,844                   --
   Bond refinancing........................................................................              --            $  59,715
   Issuance of convertible operating partnership units in exchange for development site....       $   6,843                   --
   Series A Convertible Preferred Shares converted to Common Shares........................       $   6,362            $  21,845
   Partnership units exchanged for Common Shares...........................................              --            $   7,012

     The accompanying notes are an integral part of the condensed financial statements.

                          Archstone Communities Trust

                    Notes to Condensed Financial Statements

                          September 30, 2000 and 1999
                                  (Unaudited)


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

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

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

 Per Share Data

  Following is a reconciliation of basic earnings per share ("EPS") to diluted EPS for the periods indicated (in thousands).

                                                                               Three Months Ended          Nine Months Ended
                                                                                   September 30,             September 30,
                                                                              ---------------------     ----------------------
                                                                                 2000        1999         2000         1999
                                                                              ---------     -------     --------     ---------
 Reconciliation of numerator between basic and diluted net earnings per Common
 Share/(1)/:
Net earnings attributable to Common Shares - Basic.........................     $79,227     $65,234     $199,129     $153,536
 Dividends on Series A Preferred Shares....................................       1,790       1,922        5,538            -
 Minority interest - convertible operating partnership units...............         365         221          961            -
 Other, net................................................................           -           7            -            9
                                                                              ---------    --------     --------    ---------
Net earnings attributable to Common Shares - Diluted.......................     $81,382     $67,384     $205,628     $153,545
                                                                              =========    ========     ========    =========
 Reconciliation of denominator between basic and diluted net earnings per Common
 Share/(1)/:

Weighted average number of Common Shares outstanding - Basic...............     126,843     139,552      135,019      139,968
 Assumed conversion of Series A Preferred Shares into Common Shares........       4,664       5,290        4,806            -
 Minority interest - convertible operating partnership units...............         949         598          852            -
 Other, net................................................................         498          33          170           29
                                                                             ----------    --------     --------     --------
Weighted average number of Common Shares outstanding - Diluted.............     132,954     145,473      140,847      139,997
                                                                             ==========    ========     ========     ========


(1) Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

                          Archstone Communities Trust

(2) Real Estate

  Investments in Real Estate

  Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                    September 30, 2000                   December 31, 1999
                                                            ---------------------------------   ---------------------------------
                                                               Investment           Units          Investment           Units
                                                            ---------------   ---------------   ---------------   ---------------
Apartment Communities:
  Operating communities.................................         $4,610,719            63,443        $4,444,289            68,255
  Communities under construction/(1)/...................            311,590             4,803           563,020             7,830
  Development communities In Planning/(1) (2)/
     Owned..............................................             69,004             1,905            45,481             2,096
     Under Control/(3)/.................................                  -             2,167                 -             2,375
                                                            ---------------   ---------------   ---------------   ---------------
      Total development communities In Planning.........             69,004             4,072            45,481             4,471
                                                            ---------------   ---------------   ---------------   ---------------
       Total apartment communities......................          4,991,313            72,318         5,052,790            80,556
                                                            ---------------   ===============   ---------------   ===============

Hotel asset/(4)/.......................................              22,870                              22,870
Land held...............................................             13,363                              10,826
                                                            ---------------                     ---------------
       Total real estate................................         $5,027,546                          $5,086,486
                                                            ===============                     ===============


(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent accountants.
(2) "In Planning" is defined as parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months. "Under Control" means Archstone has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for future development of apartment communities at a fixed price, subject to approval of contingencies during the due diligence process, but does not currently own the land. There is no assurance that such land will be acquired.
(3) Archstone's investment as of September 30, 2000 and December 31, 1999 for developments Under Control was $5.5 million and $5.3 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.
(4) Represents Archstone's investment in a five-story Holiday Inn hotel located in the Fisherman's Wharf area of San Francisco, California.



  The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at January 1, 2000.............................................                $5,086,486
   Apartment communities:
       Acquisition-related expenditures................................                   244,506
       Redevelopment expenditures......................................                    56,335
       Recurring capital expenditures..................................                     9,566
       Development expenditures, excluding land acquisitions...........                   145,746
       Acquisition and improvement of land for development.............                    66,637
       Dispositions....................................................                  (583,867)
       Provision for possible loss on investments......................                      (400)
                                                                           ----------------------
        Net apartment community activity...............................                 5,025,009
   Other:
       Change in land held.............................................                     2,537
                                                                           ----------------------
Balance at September 30, 2000..........................................                $5,027,546
                                                                           ======================

  At September 30, 2000, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $243.2 million.

                          Archstone Communities Trust

  We were committed to the sale of six apartment communities and certain other real estate assets having an aggregate carrying value of $123.5 million as of September 30, 2000. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from these communities under contract at September 30, 2000, which are included in our earnings from operations for the nine months ended September 30, 2000 and 1999 were $6.0 million and $3.9 million, respectively.

  During the nine months ended September 30, 2000, we concluded that the full recovery of certain real estate assets was doubtful. As a result, a provision for possible loss of $400,000 was recorded to reduce these assets to their estimated fair value. A similar provision of $2.0 million was recorded during the three months ended March 31, 1999.

(3) Investments in and Advances to Unconsolidated Entities

  Archstone has investments in entities that are accounted for using the equity method. The most significant of these investments is Ameriton Properties Incorporated ("Ameriton"), a corporation whose business is acquiring and developing properties to sell to third parties. Archstone owns a 95% economic interest through its investment in Ameriton's non-voting common stock. The voting common stock is owned by an unaffiliated limited liability company. Archstone's investment in Ameriton at September 30, 2000 and December 31, 1999 was $113.1 million and $130.8 million, respectively.

  In June and July of 2000, Archstone formed two joint ventures with the First Islamic Investment Bank ("FIIB"). The ventures were formed through Archstone's contribution of 11 apartment communities with an estimated aggregate fair value of approximately $237.0 million. FIIB contributed $66.7 million of cash for an 80% ownership interest in each of the ventures. The ventures also obtained an aggregate of $153.7 million in mortgage loans from Freddie Mac, secured by the 11 communities, which are located in Salt Lake City, San Antonio, Nashville, Raleigh, Phoenix, Albuquerque, Houston, Richmond, and three in Atlanta. Archstone maintained a 20% ownership interest in each of the ventures valued at approximately $16.7 million and received cash distributions totaling $220.4 million. For financial reporting purposes, Archstone accounted for the transactions as a partial disposition of the communities, which resulted in recognition of an aggregate net gain of $13.3 million. Archstone only recognized 80% of the total gain, due to the 20% continuing ownership interest in the joint ventures. The ventures have a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. Archstone will receive management fees for managing the communities and the ventures.

(4) Mortgage Notes Receivable

  During the three months ended March 31, 2000, we concluded that for various reasons, including the then proposed transaction that eliminated the publicly traded common shares of Homestead Village Incorporated, the conversion feature associated with our Homestead mortgage notes receivable had no continuing economic value. A write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was therefore recorded. The remaining balances associated with the convertible mortgage notes were not affected.

  In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes receivable with a face amount of $221.3 million and cash of $178.7 million. The Homestead mortgage notes and related balances had a net book value of $195.7 million on the date of the transaction. We recognized a gain of $9.3 million related to this transaction in the third quarter of 2000.

(5) Borrowings

 Unsecured Credit Facilities

  In October 2000, Archstone signed an amendment to its $750 million unsecured revolving line of credit provided by a group of financial institutions led by The Chase Manhattan Bank, National Association ("Chase"). The amendment reduced the total commitment from $750 million to $600 million, which will reduce Archstone's commitment fees paid to the banks. The $600 million line of credit matures in July 2001, at which time it may be converted into a two-year term loan at our option. The line of credit bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR (6.62% at September 30, 2000) plus 0.65%. Under a competitive bid option contained in the credit agreement, we may be able to borrow at a lower interest rate spread over LIBOR, depending on market conditions, on up to $375 million of borrowings. Under the agreement, we pay a facility fee, which is equal to 0.15% of the commitment.

                          Archstone Communities Trust

  The following table summarizes our unsecured revolving line of credit borrowings (dollars in thousands):

                                                                           Nine Months Ended              Year Ended
                                                                           September 30, 2000          December 31, 1999
                                                                         ----------------------     ----------------------
Total line of credit at end of period................................                  $750,000                   $750,000
Borrowings outstanding at end of period..............................                  $120,000                   $485,000
Weighted average daily borrowings....................................                  $368,628                   $387,082
Maximum borrowings outstanding during the period.....................                  $618,000                   $485,000
Weighted average daily nominal interest rate.........................                       7.0%                       6.0%
Weighted average daily effective interest rate.......................                       7.3%                       6.4%

  Our $100 million short-term, unsecured borrowing agreement with Chase bears interest at an overnight rate that ranged from 6.3% to 7.6% during the nine months ended September 30, 2000. At September 30, 2000 and December 31, 1999, there was $13.1 million and $8.5 million, respectively, outstanding under this agreement.

  Long-Term Unsecured Debt

  A summary of our long-term unsecured notes and unsecured tax-exempt bonds (collectively, "Long-Term Unsecured Debt") outstanding at September 30, 2000 follows (amounts in thousands):

                                                      Effective                                                           Average
                                        Coupon         Interest              Balance at              Balance at          Remaining
           Type of Debt               Rate /(1)/      Rate /(2)/         September 30, 2000       December 31, 1999     Life (years)
----------------------------------   ------------    -----------        -------------------       -----------------     ------------
Long-term unsecured notes/(3)/....          7.4%           7.6%                $1,400,624              $1,200,857            6.8
Unsecured tax-exempt bonds/(4)/...          4.7%           5.1%                    75,715                  75,715            7.7
                                     ----------      ---------          -----------------         ---------------       --------
  Total/average...................          7.3%           7.5%                $1,476,339              $1,276,572            6.9
                                     ==========      =========          =================         ===============       ========

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

 Mortgages Payable

  Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. A summary of mortgages payable outstanding at September 30, 2000 follows (amounts in thousands):

                                                   Effective Interest                       Principal Balance at
               Type of Mortgage                        Rate /(1)/               September 30, 2000           December 31, 1999
-----------------------------------------------   ---------------------    --------------------------   --------------------------
Fannie Mae secured debt/(2)/...................                     7.0%                     $407,094                     $304,365
Conventional fixed rate........................                     7.8%                      178,706                      110,776
Tax-exempt fixed rate..........................                     7.3%                       17,733                       56,576
Tax-exempt floating rate.......................                     5.1%                      226,673                      192,847
Other..........................................                     5.7%                       24,140                       30,384
                                                  ---------------------    --------------------------   --------------------------
  Total/average mortgage debt..................                     6.6%                     $854,346                     $694,948
                                                  =====================    ==========================   ==========================

(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable.
(2) Represents long-term secured debt agreements with Fannie Mae. Archstone issued $103.0 million of Fannie Mae secured debt in June 2000, which matures in June 2009.

                          Archstone Communities Trust

  The change in mortgages payable during the nine months ended September 30, 2000 consisted of the following (in thousands):

          Balance at January 1, 2000................................       $               694,948
          Mortgage notes assumed or originated......................                       197,202
          Regularly scheduled principal amortization................                        (3,451)
          Prepayments, final maturities and other...................                       (34,353)
                                                                           -----------------------
          Balance at September 30, 2000.............................       $               854,346
                                                                           =======================

 Scheduled Debt Maturities

  Approximate principal payments due during each of the next five calendar years and thereafter, as of September 30, 2000 are as follows (in thousands):

                                                                           Mortgages Payable
                                                            ----------------------------------------------
                                                              Regularly Scheduled
                                         Long-Term                 Principal             Final Maturities
                                       Unsecured Debt            Amortization               and Other                  Total
                                     ------------------     ---------------------     --------------------     -------------------
2000 (October through December)...   $           75,077     $                 752     $              2,135     $            77,964
2001..............................               70,010                     5,544                    5,154                  80,708
2002..............................               97,810                     5,900                      267                 103,977
2003..............................              171,560                     6,220                   20,564                 198,344
2004..............................               51,560                     6,543                   36,562                  94,665
Thereafter........................            1,010,322                   144,236                  620,469               1,775,027
                                     ------------------     ---------------------     --------------------     -------------------
     Total........................   $        1,476,339     $             169,195     $            685,151     $         2,330,685
                                     ==================     =====================     ====================     ===================

  The scheduled annual principal payments due from 2005 to 2019 average $115.7 million per year.

  The $600 million unsecured credit facility matures in July 2001, at which time it may be converted into a two-year term loan, at our option.

 General

  Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at September 30, 2000.

  For the nine months ended September 30, 2000 and 1999, the total interest paid in cash on all outstanding debt was $126.0 million and $114.2 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 2000 and 1999 was $18.7 million and $25.4 million, respectively.

  Amortization of loan costs included in interest expense for the nine months ended September 30, 2000 and 1999 was $3.7 million for both periods.

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

  In March 2000, we entered into an interest rate cap agreement with a notional amount of $20.9 million, relating to a tax-exempt bond, which carried a floating interest rate of 4.9% per annum as of September 30, 2000. The debt is capped at an effective interest rate of 8.9% per annum until termination in March 2005.

  In September 2000, we entered into an interest rate swap agreement with a notional amount of $21.0 million, relating to a tax-exempt bond, which carries a fixed interest rate of 5.3% per annum. The fixed payment was swapped to a floating rate of the Bond Market Association rate plus .539%. The debt maturity is October 2008.

  As of September 30, 2000, marking our various interest rate agreements to market would result in a net gain of $11.8 million, prior to consideration of the associated issuance costs, if each had been terminated on such date.

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

  The total net proceeds of $31.2 million from the issuance of perpetual preferred units during the nine months ended September 30, 2000 were used to repay borrowings under our unsecured credit facilities.

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

(7) Cash Dividends

  The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during each of the three months ended March 31, June 30, and September 30, 2000.

                                                       Quarterly Cash
                                                     Dividend Per Share
                                                  ------------------------
Common Shares.................................            $   0.3850
Series A Convertible Preferred Shares.........            $   0.5186
Series B Preferred Shares.....................            $   0.5625
Series C Preferred Shares.....................            $   0.5391
Series D Preferred Shares.....................            $   0.5469

                          Archstone Communities Trust

             Notes to Condensed Financial Statements - (Concluded)

     On October 20, 2000, Archstone's Board of Trustees declared the fourth quarter 2000 cash dividend of $0.385 per Common Share, payable on November 29, 2000, to shareholders of record on November 14, 2000. This dividend represents our 99/th/ consecutive quarterly Common Share dividend.

(8) Shareholders' Equity

     During the nine months ended September 30, 2000, approximately 254,500 of Series A Convertible Preferred Shares were converted, at the option of the holders, into approximately 342,700 Common Shares.

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

     Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues and (ii) net operating income to consolidated earnings from operations (in thousands):

                                                                    Three Months Ended                   Nine Months Ended
                                                                       September 30,                       September 30,
                                                               ------------------------------     -------------------------------
                                                                    2000           1999                 2000           1999
                                                               ------------     -------------     -------------     -------------
Reportable apartment community segment revenues.........        $   171,517      $    160,377      $    513,210      $    468,515
Income from unconsolidated entities.....................              1,506               151             2,707             2,179
Income from hotel asset.................................              1,307             1,169             3,150             2,929
Other/(1)/..............................................             13,559             7,175            30,651            19,953
                                                               ------------     -------------     -------------     -------------
Total segment and consolidated revenues.................        $   187,889      $    168,872      $    549,718      $    493,576
                                                               ============     =============     =============     =============

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                    September 30,
                                                               ------------------------------     -------------------------------
                                                                   2000              1999              2000             1999
                                                               ------------     -------------     -------------     -------------
Reportable apartment community segment net operating income...  $   113,683      $    105,773      $    343,949      $    305,799
Net operating income from hotel asset.........................        1,303             1,176             3,141             2,919
                                                               ------------     -------------     -------------     -------------
   Total segment net operating income.........................  $   114,986      $    106,949      $    347,090      $    308,718
                                                               ------------     -------------     -------------     -------------

Reconciling items:

   Income from unconsolidated entities........................  $     1,506      $        151      $      2,707      $      2,179
   Other income...............................................       13,559             7,175            30,651            19,953
   Depreciation on real estate investments....................      (36,655)          (32,742)         (109,876)          (96,989)
   Interest expense...........................................      (37,483)          (31,777)         (109,010)          (87,818)
   General and administrative expenses........................       (5,640)           (5,958)          (17,391)          (16,462)
   Other expenses.............................................         (302)              (52)           (4,121)           (3,414)
                                                               ------------     -------------     -------------     -------------

Consolidated earnings from operations.........................  $    49,971      $     43,746      $    140,050      $    126,167
                                                               ============     =============     =============     =============

(1) Includes $13.6 million and $17.6 million of interest income on the Homestead mortgage notes for the nine months ended September 30, 2000 and 1999, respectively. Interest income on cash equivalents and other notes
     receivable is also included.   For the nine months ended September 30,
     2000, includes a $3.3 million gain on the sale of Spectrum Apartment Locators, an apartment locator company acquired in January 1998, and a $9.3 million gain on the exchange of Homestead mortgage notes for Common Shares held by Security Capital. The $9.3 million gain is also included in the quarter ended September 30, 2000.

  Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of its consolidated revenues.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Trustees and Shareholders
of Archstone Communities Trust:



  We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust (the "Trust") as of September 30, 2000, and the related condensed statements of earnings for the three and nine month periods ended September 30, 2000 and 1999, the condensed statement of shareholders' equity for the nine month period ended September 30, 2000 and the condensed statements of cash flows for the nine month periods ended September 30, 2000 and 1999. These condensed financial statements are the responsibility of the Trust's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of the Trust as of December 31, 1999, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 27, 2000, except as to Note 16, which is as of February 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                  KPMG LLP

Chicago, Illinois
October 26, 2000

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

Results of Operations

  Three and Nine Months Ended September 30, 2000 Compared to September 30, 1999

  Archstone's overall rental revenues increased $11.3 million (7.0%) and net operating income ("NOI") increased $8.0 million (7.5%) during the three months ended September 30, 2000 as compared to the same period in 1999. During the nine months ended September 30, 2000, rental revenues increased $44.9 million (9.5%) and NOI increased $38.4 million (12.4%) as compared to the same period in 1999. These increases were attributable to strong performance from our operating communities and the execution of our capital redeployment program, which involves the disposition of operating communities in secondary markets with less attractive growth prospects to fund new investments in our primary target markets, including California, Washington D.C. and Boston.

  Net earnings attributable to Common Shares increased $14.0 million during the three months ended September 30, 2000 as compared to the same period in 1999. This increase resulted primarily from a $6.2 million increase in earnings from operations and a $9.6 million increase in gains on dispositions in 2000. The increases were partially offset in 2000 by a $1.8 million increase in minority interest expense and Preferred Share dividends.

  During the nine months ended September 30, 2000, net earnings attributable to Common Shares increased $45.6 million as compared to the same period in 1999. This increase resulted primarily from a $13.9 million increase in earnings from operations and a $36.6 million increase in gains on dispositions in 2000. The increases were partially offset in 2000 by a $6.0 million increase in minority interest expense and Preferred Share dividends.

 Apartment Community Operations

  At September 30, 2000, investments in apartment communities comprised over 99% of our total real estate portfolio, based on total expected investment, including planned capital expenditures. The following table summarizes the NOI generated from our apartment communities for each period (in thousands, except for percentages):

                                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                                    ------------------------------------   ---------------------------------
                                                           2000                1999               2000              1999
                                                    ----------------    ---------------    ---------------    --------------
Rental revenues...............................      $        171,517    $       160,377     $      513,210     $     468,515

Property operating expenses...................                57,834             54,604            169,261           162,716
                                                    ----------------    ---------------     --------------     -------------
Net operating income..........................      $        113,683    $       105,773     $      343,949     $     305,799
                                                    ================    ===============     ==============     =============
Operating margin (NOI/rental revenues)........                  66.3%              66.0%              67.0%             65.3%
                                                    ================    ===============     ==============     =============
Average occupancy during period...............                  96.8%              95.4%              96.1%             94.9%
                                                    ----------------    ---------------     --------------     -------------
Average number of operating units.............                64,716             68,957             66,781            68,999
                                                    ----------------    ---------------     --------------     -------------

  The increases in NOI for the three months ended September 30, 2000 compared to the same period in 1999 are primarily attributable to an increase in rental revenues from our operating communities and the successful lease-up of development communities. The execution of our capital redeployment program continues to improve operating margins as a result of higher rental rates and improved revenue growth as capital is redeployed into primary target markets with higher barriers to entry. Such markets typically achieve higher and more consistent growth in NOI.

  The improved operating margins for the three months ended September 30, 2000 were also impacted by operating efficiencies and lower utility costs due to increased levels of utility reimbursements from residents. Offsetting these expense reductions were higher real estate taxes in 2000 due to known and projected increases in certain property tax valuations, higher insurance costs due to increasing premiums and higher repair and maintenance costs.

  Higher operating margins for the nine months ended September 30, 2000 were also impacted by operating efficiencies, lower overall insurance costs due to refinement of claim estimates offset with higher premiums and lower utility costs due to increased levels of utility reimbursements from residents. Offsetting these expense reductions were increases in personnel costs and higher real estate taxes in 2000 due to known and projected increases in certain property tax valuations and higher repair and maintenance costs.

 Income from Unconsolidated Entities

  Income from unconsolidated entities is primarily influenced by Archstone's investment in Ameriton, a corporation whose business is acquiring and developing properties to sell to third parties. Archstone owns a 95% economic interest through its investment in Ameriton's non-voting common stock. The voting common stock is owned by an unaffiliated limited liability company. For the three and nine months ended September 30, 2000 Archstone's equity in Ameriton's earnings were $1.5 million and $2.8 million, respectively. Archstone's income from unconsolidated entities in 1999 is related entirely to our investment in Ameriton.

  In June and July of 2000, Archstone formed two joint ventures with FIIB. The ventures were formed through Archstone's contribution of 11 apartment communities with an estimated aggregate fair value of approximately $237.0 million. Archstone maintained a 20% ownership interest in each of the ventures valued at approximately $16.7 million and received cash distributions totaling $220.4 million. Archstone will receive management fees for managing the communities and the ventures. See Note 3 to the financial statements contained in Item 1 of this Form 10-Q for more information on the FIIB transactions.

 Other Income

  During the nine months ended September 30, 2000 other income increased $10.7 million as compared to the same period in 1999. This increase resulted primarily from a $3.3 million gain in March 2000 from the sale of Spectrum Apartment Locators, a wholly-owned start-up company we acquired in January 1998, and a $9.3 million gain in July 2000 associated with the exchange of Homestead mortgage notes for Common Shares held by Security Capital. These increases were partially offset by a $4.0 million decrease in interest income related to the Homestead mortgage notes.

 Depreciation Expense

  The $3.9 million and the $12.9 million increases in depreciation expense for the three and nine months ended September 30, 2000 as compared to 1999 resulted primarily from the increase in the cost basis of operating communities as a result of our active capital redevelopment program and the reduction in depreciable lives on certain real estate investments during 2000.

 Interest Expense

  The $5.7 million and $21.2 million increases in interest expense for the three and nine months ended September 30, 2000 as compared to 1999 are primarily attributable to higher outstanding debt balances associated with the financing of our investment activities, higher interest rates and a decrease in interest capitalization due to lower levels of investments undergoing active development.

 General and Administrative Expenses

   The overall increase during the nine months ended September 30, 2000 as compared to the same period in 1999 relates primarily to higher information technology related costs and higher expenses associated with Archstone's long-term incentive plan.

  Other Expenses

   During the three months ended March 31, 2000, we concluded that for various reasons, including the then proposed transaction that eliminated the publicly traded common shares of Homestead, the conversion feature associated with our Homestead convertible mortgage notes receivable had no continuing economic value. A write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was therefore recorded.

   During the nine months ended September 30, 2000, we concluded that full recovery of certain real estate investments was doubtful. As a result, a provision for possible loss of $400,000 was recorded to reduce these assets to their estimated fair value. A similar provision of $2.0 million was recorded during the three months ended March 31, 1999.

 Gains on Dispositions of Investments

   During the nine months ended September 30, 2000, we disposed of 34 apartment communities and certain other real estate assets representing gross proceeds of $625.3 million. We disposed of 30 apartment communities and certain other real estate assets, representing gross proceeds of $413.8 million during the nine months ended September 30, 1999. Aggregate net gains of $83.5 million and $46.9 million were recorded for the nine months ended September 30, 2000 and 1999, respectively.

 Preferred Share Dividends

   The higher level of Preferred Share dividends is attributable to an increase in the Series A Convertible Preferred Share dividend rate and the issuance of Series D Preferred Shares in August 1999, partially offset by conversions of Series A Convertible Preferred Shares into Common Shares.

Liquidity and Capital Resources

   We believe Archstone's liquidity and financial condition are strong and we remain committed to managing our balance sheet to preserve financial flexibility. Despite the capital-constrained environment that has existed for publicly traded real estate companies, we have continued to fund attractive new investment opportunities in supply-constrained, primary target markets principally through the use of proceeds from dispositions of assets in non-core, secondary markets and internally generated cash flow from operations. We believe our solid financial position will continue to allow us to take advantage of investment opportunities that become available in the future.

   We consider our liquidity and ability to generate cash from operations, dispositions and financings to be adequate to meet all of our anticipated cash flow needs during the remainder of 2000 and 2001.

  Operating Activities

   Net cash flow provided by operating activities increased by $25.9 million, or 12.0%, for the nine months ended September 30, 2000 as compared to the same period of 1999. This increase is due primarily to cash flow growth from operating apartment communities.

Investing and Financing Activities

  Real estate investments of $499.0 million and the repurchase of $179.4 million of Common and Preferred Shares during the nine months ended September 30, 2000 were financed primarily with cash flow from operations, dispositions, the joint venture transaction with FIIB, net proceeds from the issuance of Long-Term Unsecured Debt, net proceeds from secured debt financing and cash held in escrow pending tax-deferred exchanges. Real estate investments of $543.5 million and the repurchase of $102.5 million of Common Shares during the nine months ended September 30, 1999 were financed primarily with cash flow from operations, proceeds from property dispositions, proceeds from the issuance of Preferred Shares and perpetual preferred units and cash held in escrow pending tax-deferred exchanges. Our unsecured credit facilities were used to finance our investments on a short-term basis prior to the completion of the above long-term financing sources.

  Other significant financing activities included the payment of $178.4 million and $174.8 million in Common and Preferred Share and minority interest dividends/distributions for the nine months ended September 30, 2000 and 1999, respectively. The increase was primarily attributable to the issuance of the Series D Preferred Shares in August 1999, an increase in the cash dividends paid per Common Share and an increase in the number of units issued to minority interests. We prepaid mortgages due to community dispositions of $34.1 million and $29.3 million during the nine months ended September 30, 2000 and 1999, respectively.

  Significant non-cash investing and financing activities during the nine months ended September 30, 2000 and 1999 included (i) the exchange of Homestead mortgage notes for Common Shares held by Security Capital, (ii) the assumption of mortgage debt and the issuance of convertible operating partnership units upon purchase of apartment communities, (iii) the exchange of apartment communities/land for ownership interest in unconsolidated entities and (iv) the conversion of Series A Convertible Preferred Shares into Common Shares.

  Scheduled Debt Maturities and Interest Payment Requirements

  As of November 7, 2000, we have approximately $2.3 million of long-term debt maturing during the remainder of 2000, $80.7 million maturing during 2001 and $104.0 million maturing during 2002. See Note 5 to the financial statements contained in Item 1 for more information on scheduled debt maturities.

  We currently have $700 million in total borrowing capacity under our unsecured credit facilities, with $100 million outstanding and an available balance of $600 million at November 7, 2000. Archstone's unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 7.3%, 7.5% and 6.6%, respectively, as of September 30, 2000. These rates give effect to interest rate swaps and caps, as applicable.

  We were in compliance with all financial covenants pertaining to our debt instruments at September 30, 2000.

  Shareholder Dividend Requirements

  Based on announced dividend levels for 2000 (assuming no changes in our dividend levels) and the number of Archstone shares or units outstanding as of September 30, 2000, we anticipate that Archstone will pay the following dividends/distributions during the next 12 months (in thousands, except per share amounts):

                                                                                        Per Share/
                                                                                           Unit                Total
                                                                                     --------------      ------------------
     Common Share...............................................................      $   1.54               $188,273
     Series A Convertible Preferred Share.......................................          2.07                  7,158
     Series B Preferred Share...................................................          2.25                  9,422
     Series C Preferred Share...................................................          2.16                  4,289
     Series D Preferred Share...................................................          2.19                  4,359
     Series E perpetual preferred limited partnership units /(1)/...............          2.09                  3,350
     Series F perpetual preferred limited partnership units /(1)/...............          2.03                  1,625
     Series G perpetual preferred limited partnership units /(1)/...............          2.16                  1,294
     Other distributions on minority interests /(1)/............................          1.54                  1,461
                                                                                                         ------------------
     Total dividend/distribution requirements...................................                             $221,231
                                                                                                         ==================

(1) See Note 6 to the financial statements contained in Item 1 for information on the perpetual preferred limited partnership units and other minority interests.

 Planned Investments

     Following is a summary of unfunded planned investments as of September 30, 2000 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that Archstone has contractually committed to fund.

                                                                                          Planned Investments
                                                        ----------------   -------------------------------------------------
                                                              Units             Discretionary               Committed
                                                        ----------------   ----------------------   ------------------------
Planned operating community improvements.............            63,443    $               31,123   $                  7,053
Communities under construction.......................             4,803                      -                       236,195
Communities In Planning and owned....................             1,905                   270,506                       -
Communities In Planning and Under Control............             2,167                   342,972                       -
Operating community acquisition under contract.......               180                    33,500                       -
                                                        ----------------   ----------------------   ------------------------
     Total...........................................            72,498    $              678,101   $                243,248
                                                        ================   ======================   ========================

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements in the remainder of 2000 through 2002 and expect to start construction on one community, representing a total expected investment of approximately $30.0 million, during the remainder of 2000. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

 Funding Sources

     We expect to finance the company's planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds derived from our capital redeployment program, joint venture financing and borrowings under unsecured credit facilities prior to arranging long-term financing. We anticipate that net cash flow from operating activities during 2000 and 2001 will be sufficient to fund anticipated dividend requirements and scheduled debt principal payments. To fund planned investment activities, we had $600 million in available capacity on our unsecured credit facilities at November 7, 2000. We expect to complete the disposition of additional operating communities and certain other real estate assets during the remainder of 2000 and 2001.

     Archstone currently has $577.2 million in shelf registered securities which can be issued in the form of Long-Term Unsecured Debt, preferred shares or Common Shares on an as-needed basis, subject to our ability to effect offerings on satisfactory terms.

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



                                                                           Three Months Ended          Nine Months Ended
                                                                              September 30,              September 30,
                                                                     ----------------------------- --------------------------
                                                                             2000          1999          2000          1999
                                                                     -------------  -------------- ------------  ------------
                                                                                      (restated)                  (restated)
Net earnings attributable to Common Shares - Basic..................  $    79,227   $     65,234   $    199,129  $    153,536
Add (Deduct):
   Depreciation on real estate investments..........................       36,655         32,742        109,876        96,989
   Gains on dispositions of investments, net........................      (37,495)       (28,002)       (83,496)      (47,587)
   Extraordinary item - loss on early extinguishment of debt........         -              -              -            1,113
   Provision for possible loss on investments.......................         -              -               400           450
   Other, net.......................................................          310              5          1,418             9
                                                                     -------------  -------------  ------------- ------------
Funds from operations attributable to Common Shares - Basic.........       78,697         69,979        227,327       204,510
   Minority interest - convertible operating partnership units......          365            221            961           897
   Series A Convertible Preferred Share dividends...................        1,790          1,922          5,538         6,351
   Other, net.......................................................          -                7           -               12
                                                                     -------------  -------------  ------------- ------------
Funds from operations attributable to Common Shares - Diluted.......  $    80,852   $     72,129   $    233,826  $    211,770
                                                                     =============  =============  ============= ============
Weighted average Common Shares outstanding - Diluted................      132,954        145,473        140,847       146,583
                                                                     =============  =============  ============= ============

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

     See Archstone's 1999 Form 10-K "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitive assets and liabilities. As of September 30, 2000, there have been no material changes in the fair values of assets and liabilities disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in Archstone's 1999 Form 10-K as compared to their respective fair market values at September 30, 2000.

                           PART II-OTHER INFORMATION


Item 5. Other Information

     On November 8, 2000, Archstone filed a registration statement with the SEC to register all of the 35,471,214 Common Shares owned by Security Capital. Security Capital requested the filing of the registration statement under the provisions of the Third Amended and Restated Investor Agreement, as amended, between Security Capital and Archstone. Once effective, the registration statement will enable Security Capital to sell all or part of the Common Shares it owns in the manner described in the registration statement. The registration statement must be declared effective by the SEC before Security Capital can sell any Common Shares under the registration statement.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 Agreement and Third Amendment to Amended and Restated Credit Agreement, dated as of October 6, 2000, among Archstone, Chase Bank of Texas, National Association, Morgan Guaranty Trust company of New York, and Wells Fargo National Association, as co-agents, and the lenders named therein.

          12.1    Computation of Earnings to Fixed Charges

          12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

          15.1 Letter from KPMG LLP dated November 13, 2000 regarding unaudited financial information

          27      Financial Data Schedule

          99.1    Current Development Activity

     (b)  Reports on Form 8-K:
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ARCHSTONE COMMUNITIES TRUST



                         BY:   /s/ Charles E. Mueller, Jr.
                               --------------------------
                                   Charles E. Mueller, Jr.
                         Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)



                         BY:       /s/ William Kell
                               --------------------------
                                       William Kell
                            Senior Vice President and Controller
                                (Principal Accounting Officer)



Date:  November 13, 2000