Form 10-K
period 2000-12-31
ARCHSTONE COMMUNITIES TRUST/
filed 2001-03-09
CIK 80737

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000
                                       OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to               .

                        Commission File Number 1-10272
                          ARCHSTONE COMMUNITIES TRUST
            (Exact Name of Registrant as Specified in Its Charter)

                MARYLAND                               74-6056896
    (State or other jurisdiction of           (IRS employer identification
     incorporation or organization)                       no.)

                     7670 South Chester Street, Suite 100
                           Englewood, Colorado 80112
             (Address of principal executive offices and zip code)

                                (303) 708-5959
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

                                                                                  Name of each exchange on
                          Title of each class                                         which registered
                          -------------------                                     ------------------------
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

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Based on the closing price of the registrant's Common Shares on February 28, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,936,240,000.

     At February 28, 2001, there were approximately 120,642,000 of the registrant's Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2001 annual meeting of its shareholders are incorporated by reference in Part III of this report.

================================================================================

                               Table of Contents

Item                                              Description                                    Page
----                                              -----------                                    ----
                                                PART I
        Glossary...............................................................................    1
 1.     Business...............................................................................    3
            Archstone Communities Trust........................................................    3
            Trustees and Officers of Archstone.................................................    7
            Employees..........................................................................   10
            Insurance..........................................................................   10
            Risk Factors.......................................................................   11
 2.     Properties.............................................................................   14
            Geographic Distribution............................................................   14
            Real Estate Portfolio..............................................................   15
 3.     Legal Proceedings......................................................................   17
 4.     Submission of Matters to a Vote of Security Holders....................................   17

                                                PART II

 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..............   17
 6.     Selected Financial Data................................................................   19
 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..   20
            Results of Operations..............................................................   21
            Liquidity and Capital Resources....................................................   23
7A.     Quantitative and Qualitative Disclosures About Market Risk.............................   27
 8.     Financial Statements and Supplementary Data............................................   28
 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   28

                                               PART III

10.     Trustees and Executive Officers of the Registrant......................................   28
11.     Executive Compensation.................................................................   28
12.     Security Ownership of Certain Beneficial Owners and Management.........................   28
13.     Certain Relationships and Related Transactions.........................................   28

                                                PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   28

                                    GLOSSARY

The following abbreviations, acronyms or defined terms used in this document are defined below:

       Abbreviation, Acronym or Defined Term                                Definition/Description
---------------------------------------------------     ---------------------------------------------------------------
Ameriton...........................................     Ameriton Properties Incorporated, a Maryland corporation,
                                                        which engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.

Annual Report......................................     This Annual Report on Form 10-K filed with the Securities and
                                                        Exchange Commission for the fiscal year ended December 31,
                                                        2000.

APB................................................     Accounting Principles Board.

Archstone..........................................     Archstone Communities Trust.  Unless indicated otherwise,
                                                        financial information and references throughout this document are labeled, "Archstone" for periods before and after the
                                                        Atlantic Merger (when the name of the company was changed).

Atlantic Merger....................................     In July 1998, Security Capital Atlantic Incorporated was
                                                        merged with and into Security Capital Pacific Trust.  The
                                                        combined company has continued its existence under the name
                                                        Archstone Communities Trust and is traded on the NYSE under the symbol "ASN."

Board..............................................     Archstone's Board of Trustees.

Common Share(s)....................................     Archstone common shares of beneficial interest par value $1.00 per share.

FIIB...............................................     First Islamic Investment Bank, E.C., a corporation organized under the laws of the State of Bahrain.

Funds From Operations..............................     Net earnings computed in accordance with GAAP, excluding real estate depreciation, gains (or losses) on dispositions of
                                                        depreciated real estate, provisions for possible losses on depreciated real estate and items defined as "extraordinary"
                                                        under GAAP.  Funds From Operations has been an industry-wide standard used to measure operating performance of a REIT since its adoption by NAREIT in 1991.  Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.  The Funds From Operations measure presented by Archstone, while consistent with NAREIT's
                                                        definition, will not be comparable to similarly titled
                                                        measures of other REITs that do not compute Funds From
                                                        Operations in a manner consistent with Archstone.

GAAP...............................................     Accounting principles generally accepted in the United States of America.

Homestead..........................................     Homestead Village Incorporated, which is an owner, operator and developer of extended-stay lodging facilities throughout the United States.

In Planning........................................     Parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months.

Abbreviation, Acronym or Defined Term                                       Definition/Description
---------------------------------------------------     ---------------------------------------------------------------
Lease-Up...........................................     The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.

LIBOR..............................................     London Interbank Offered Rate.

Long-Term Unsecured Debt...........................     Collectively, Archstone's long-term unsecured senior notes payable and tax-exempt unsecured bonds.

NAREIT.............................................     National Association of Real Estate Investment Trusts.

Net Operating Income...............................     Represents the difference between rental revenues and the sum of rental expenses and real estate taxes.

Outside Trustees...................................     Independent members of Archstone's Board of Trustees.

Preferred Shares...................................     Collectively, the Series A Convertible Preferred Shares,
                                                        Series B Preferred Shares, Series C Preferred Shares and
                                                        Series D Preferred Shares.

REIT...............................................     Real estate investment trust.

Same-Store.........................................     The term used to refer to the group of operating communities that were fully operating during the entire time relating to two periods being compared.

Security Capital...................................     Security Capital Group Incorporated.

Series A Convertible Preferred Shares..............     Archstone Series A Cumulative Convertible Preferred Shares of
                                                        Beneficial Interest, par value $1.00 per share.

Series B Preferred Shares..........................     Archstone Series B Cumulative Redeemable Preferred Shares of
                                                        Beneficial Interest par value $1.00 per share.  These shares are not convertible.

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

SFAS...............................................     Statement of Financial Accounting Standards.

Stabilized.........................................     The classification assigned to an apartment community that has achieved 93% occupancy at market rents, and for which the
                                                        redevelopment, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.  The stabilization process takes up to 12 months except for major redevelopments, which could take longer.

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

                                    PART I


Item 1.  Business

Archstone Communities Trust

     Archstone Communities Trust (NYSE: ASN) is a leading real estate operating company focused on the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in protected markets throughout the United States. As of December 31, 2000, our portfolio comprised 229 communities representing 70,685 units, including 8,176 units in our development pipeline, in markets that represent 31 of the nation's 50 largest metropolitan markets.

Our principal focus is to maximize shareholder value by:

 .    Owning apartment communities in markets with limited land for new apartment construction, strong employment growth and expensive single-family homes;

 .    Generating long-term sustainable growth in cash flow from operations;

 .    Creating significant incremental value through the development of new apartment communities;

 .    Disposing of assets that no longer meet our investment objectives in an effort to maximize long-term value creation, and redeploying that capital into investments in protected markets; and

 .    Leveraging technology and innovation to strengthen our brand position and reputation for operational leadership.

     As of December 31, 2000, investments in our largest markets (including operating communities and communities under construction and In Planning) were as follows:

                                                                                 Total Expected
                                                                                 Investment at
                                                                                  December 31,
                                                                                      2000                Percentage of
                                  Market                                         (In millions)           Total Portfolio
          --------------------------------------------------------------       --------------------      ---------------
          Southern California...........................................                   $1,086.4           18.5%
          San Francisco Bay area........................................                      680.3           11.6
          Greater Washington, D.C. metropolitan area....................                      492.7            8.4
          Seattle.......................................................                      321.4            5.5
          Atlanta.......................................................                      318.2            5.4
          Denver........................................................                      305.1            5.2
          Boston........................................................                      273.9            4.7
          Southeast Florida.............................................                      260.1            4.4

2000 Accomplishments

     Operations and Investments

 .    Archstone achieved record Same-Store revenue growth of 6.7% over the prior year. Our California markets--where approximately $1.8 billion, or 30%, of our capital is invested--produced Same-Store revenue growth in excess of 10.6%. The greater Washington, D.C. metropolitan area--where $492.7 million, or 8.4%, of our capital is invested--produced Same-Store revenue growth of 12.9%.

 .    Net Operating Income for our Same-Store communities increased 7.7% over
1999, driven principally by Same-Store Net Operating Income growth of 18.1% in the greater Washington, D.C. metropolitan area, 13.4% in California and 5.7% in Atlanta.

 .    As of December 31, 2000, we had $475.2 million of communities under construction in some of the nation's most desirable markets, including the greater New York City metropolitan area, the San Francisco Bay area, San Diego and the greater Washington, D.C. metropolitan area.

 .    Twenty-two development communities achieved Stabilization in markets that include Boston, the greater Washington, D.C. metropolitan area, San Diego, Denver and Seattle, representing a Total Expected Investment of $648.3 million and adding a total of 7,094 units to Archstone's operating portfolio. These communities exceeded budgeted Lease-Up absorption levels by an average of 15.7% at rental rates 7.4% ahead of budget.

 .    We dramatically strengthened our overall presence in protected markets. For example, in the greater Northeast we now have more than $476.5 million in investments, representing 11 communities, totaling 2,893 units, either operating, under construction or In Planning at year-end 2000.

 .    We completed the disposition of $793.2 million of communities in non-core markets. Proceeds were redeployed into acquisitions and development communities in protected markets, and were also used to repurchase our outstanding Common Shares.

 Strategic Operating Initiatives

 .    In conjunction with Manugistics, Inc. (NASDAQ: MANU), a global leader in pricing and revenue management products and services, we developed Lease Rent Optimizer(TM) (LRO), the first revenue management tool created for the apartment industry. LRO is currently being piloted at communities in Denver, Atlanta and Austin, and enables us to more precisely forecast and analyze market demand and availability to optimize pricing for our apartments, thereby maximizing revenues. LRO is expected to be rolled out portfolio-wide by the end of 2001, and is expected to positively impact Archstone's revenue growth beginning in 2002.

 .    We are developing Online Lease (OLL), an Internet-based application that allows prospective Archstone residents to view an apartment, check real-time pricing and availability, obtain credit approval, submit a deposit and complete a lease transaction, all online. OLL is currently in beta testing at several Archstone communities in Denver, with full portfolio implementation expected by year-end 2001. OLL will interface with Lease Rent Optimizer(TM) to ensure that optimal pricing is achieved on every lease executed.

 Financial

 .    On November 22, 2000, we filed a Form S-3 with the SEC relating to the registration of all of the Common Shares owned at that time by Security Capital. On February 28, 2001, Security Capital sold 29.5 million Common Shares under this registration statement in an underwritten offering at a price of $23.30 per share ($22.08 per share after underwriting discounts). Concurrent with this sale, Archstone repurchased 2.3 million Common Shares from Security Capital at $22.08 per share, which is the same net price per share received by Security Capital in the offering. The repurchase of shares was funded using proceeds from borrowings under our unsecured credit facilities. We expect to repay these borrowings with proceeds from dispositions. As a result of these transactions, Security Capital liquidated its entire investment in Archstone's Common Shares and is no longer entitled to Board representation or any other special rights previously associated with its investment. Both of Security Capital's designees to the Board, C. Ronald Blankenship and John T. Kelley III, resigned concurrent with the closing of the transactions.

 .    In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital (NYSE: SCZ) in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. After giving effect to this transaction and the February 2001 repurchase transaction noted above, we have repurchased a total of $555 million of Common Shares since February 1999, representing 25.9 million total shares (18.1% of our outstanding Common Shares) at an average price of $21.45 per share. See Note 4 of Archstone's audited financial statements in this Annual Report for additional information on this transaction.

 .    In December 2000, we closed a $580 million unsecured revolving line of credit, replacing our previous line, which was scheduled to mature in 2001. We retained our attractive pricing level of 65 basis points over LIBOR on the new line. The three-year facility was oversubscribed by a syndicate of 16 banks and matures in December 2003, with an option in our favor for a one-year extension.

 .    We paid dividends of $1.54 per Common Share, a 4.1% increase over Common
Share dividends paid in 1999. The dividend declared in the fourth quarter of 2000 and paid on February 28, 2001 marks the company's 100th consecutive quarter of Common Share dividend payments. We also announced our anticipated 2001 dividend level of $1.64 per share, a 6.5% increase over the 2000 level. Including the announced increase, our annual dividend per share has increased 156% since 1991.

Investment Strategy

     We use our extensive research to identify investment opportunities we believe will produce total returns in excess of our long-term cost of capital. We believe our long-term cost of equity capital is 13% - 14%, which, when combined with current long-term debt rates, gives us a weighted average long-term cost of capital of approximately 10.5% - 11%. We only make an investment when we believe the anticipated total return, which includes the initial expected yield plus expected long-term value creation through continued growth in Net Operating Income, is projected to exceed our long-term cost of capital.

     To maximize the return on our invested capital, we utilize a sophisticated capital allocation strategy. Examples of this include redeploying disposition proceeds into investments in protected markets and the repurchase of our outstanding Common Shares. We believe that by executing this sophisticated capital allocation strategy and intelligently managing our capital with a focus on long-term growth rather than short-term accretion, we will solidify our position as a company with long-term investments concentrated in markets and sub-markets with strong economic fundamentals and significant supply constraints.

     We focus our investment activities on markets characterized by: (i) high barriers to entry against new supply; (ii) expensive single-family home prices; and (iii) strong economic fundamentals.

     Barriers to entry exist in protected markets where there is a very limited amount of land zoned for apartment development and where local municipalities are reluctant to zone additional land for apartment communities. Examples of protected markets include the greater Washington, D.C. metropolitan area, Los Angeles, San Diego, the San Francisco Bay area, Seattle, Chicago, Boston, and the greater New York City metropolitan area--all markets where we continue to establish a long-term strategic presence. We believe that the consistent growth in demand and limited competition typical of protected markets maximizes our ability to produce sustainable long-term cash flow growth.

     Our disciplined investment strategy is executed through four internal capabilities: (i) development; (ii) dispositions and capital redeployment; (iii) acquisitions; and (iv) redevelopment.

     1. Development. We place considerable emphasis on the value created through the development of new apartment communities. At December 31, 2000, we had $475.2 million of development communities under construction, with 62.8%, or $298.5 million, of this amount already funded. In 2000, we completed $550.5 million of new development communities, representing 5,422 units, in markets that include the greater Washington D.C. metropolitan area, Boston, San Diego and the San Francisco Bay area.

     In 2000, 22 development communities achieved Stabilization in markets that include Boston, the greater Washington, D.C. metropolitan area, San Diego, Denver and Seattle, representing a Total Expected Investment of $648.3 million and adding a total of 7,094 units to our operating portfolio. These communities exceeded budgeted Lease-Up absorption levels by an average of 15.7% at rental rates 7.4% ahead of budget.

     We believe that our locally-based development infrastructure creates a significant competitive advantage for Archstone, allowing us to identify and complete very attractive investment opportunities in protected markets. As such, we expect our development capability to continue to be a key contributor to growth and to create significant value as communities are completed and stabilized at attractive yields during the next several years.

     2. Dispositions and Capital Redeployment. We continue to pursue favorable opportunities to dispose of assets that no longer meet our long-term investment criteria, and redeploy the proceeds into new investments with more attractive long-term growth prospects. We have disposed of more than $2.4 billion of assets since the inception of our capital redeployment program in January 1996, generating aggregate gains of $309.8 million and producing an average annual unleveraged rate of return during the holding period of approximately 13%.

     During 2000, we disposed of $793.2 million of communities in non-core markets, and completely exited Birmingham, El Paso, Tucson and Jacksonville. Since 1996, we have exited a total of 14 non-core markets and significantly reduced our presence in Atlanta, Las Vegas, San Antonio, Dallas, Houston and Phoenix.

     Our disposition proceeds were primarily redeployed into investments in high-growth, supply-constrained metropolitan markets with strong economies-- including the San Francisco Bay area, Southern California, the greater Washington, D.C. metropolitan area and the greater Northeast--allowing us to further concentrate our portfolio in these protected markets. From January 1, 1998 through December 31, 2000, our aggregate dispositions have exceeded acquisitions by $720.6 million.

     3. Acquisitions. Since 1992, we have completed more than $3.1 billion in acquisitions. In 2000, we acquired $360.5 million of operating communities, representing a total of 2,640 units, which were funded principally with disposition proceeds through tax-deferred exchanges. We focus our acquisition activity on assets in highly desirable residential locations with minimal competition and strong, long-term growth prospects. Our locally-based acquisition infrastructure often allows us to identify attractive opportunities before they are made available to the general market.

     4. Redevelopment. Our redevelopment strategy is to reposition well-located assets through the intelligent deployment of capital into renovations including upgrades to interiors, exteriors, leasing offices, landscaping and amenities. In addition, we have invested in revenue-enhancing capital expenditures such as building garages/carports and additional storage facilities, and also expense-reducing expenditures such as water sub-metering systems and xeriscaping.

Customer-focused Operations

      We are dedicated to maximizing our communities' performance by providing our customers with a high-quality living environment and a unique service offering backed by unconditional guarantees in a consistent manner across our national portfolio. We actively pursue the ongoing development of innovative ideas, best practices from other industries and programs and services designed to enhance the customer experience. Building relationships between Archstone and our customers is the foundation of the Archstone brand--which we believe improves our potential for long-term cash-flow growth.

      To enhance profitability and improve our customer relationships, we have focused on the following initiatives:

      . We launched Lease Rent Optimizer(TM), the industry's first revenue management software program that will allow us to better analyze and forecast customer demand to optimize pricing for our apartments.

      . We are developing Online Lease, an Internet-based application that will allow prospective residents to fully transact a lease online--another industry first.

      . We were the first company in the apartment industry to launch
        SafeRent(SM) Applicant Screening, an Internet-based credit scoring model that approves customer applications in less than 30 seconds-a dramatic improvement compared to the industry standard of 24 to 48 hours, which improved customer satisfaction. In 2000, we achieved $500,000 in estimated annual savings and substantially improved the accuracy and efficiency of our resident screening practices by using this technology.

      . We implemented the Archstone Seal of Service(SM) guarantees which emulate successful customer service programs from industries with prominent brands to create customer loyalty and trust while establishing the service benchmark for the apartment industry. This program features five unconditional service guarantees, which have contributed positively to the company's customer-focused operations. For example, through the Archstone Relocation Guarantee, the company transferred approximately 2,600 residents to other Archstone communities throughout the country in 2000--representing a 13% increase over 1999, allowing the company to retain an estimated $23.5 million in rental revenues

      . We launched three web-enabled accounting products--ArchPay, ArchPlan and ArchCard--that significantly reduce paper flow and enhance internal cost control. ArchPay is a web-enabled accounts payable system that automates vendor payment and provides properties across Archstone's national portfolio with immediate access to cost and budget detail. ArchPay is expected to produce annual savings of $500,000. ArchPlan is our web-enabled budget and forecasting tool that allows application of global assumptions, automated consolidation and mass-change capabilities to facilitate financial communication and review. ArchCard is a web-enabled purchase card (P-Card) reporting system that lowers accounts payable processing costs, while reducing paper flow and labor expense.

      . We continue to be an industry leader in generating Net Operating Income from our operating communities through utility reimbursements, telecommunications and other customer services. Utility reimbursements were $177 per unit in 2000--an increase of 33% over 1999 and telecommunications and cable revenues were $48 per unit in 2000, a 34% increase over 1999.

Conservative Balance Sheet Management

     We are committed to preserving our strong balance sheet in order to enhance financial flexibility. Our investment-grade debt ratings from Standard & Poor's (BBB+), Moody's Investors Service (Baa1) and Fitch, Inc. (A-) are indicative of our solid financial position. It should be noted that a rating is not a recommendation to buy, sell or hold securities and may be revised or withdrawn at any time.

     One of Archstone's primary financial objectives is to structure our balance sheet in order to have access to capital when others in the industry do not. We believe that careful balance sheet management will allow us to take advantage of compelling investment opportunities that are more likely to emerge in a capital-constrained environment.

     During 2000, we financed our investment activity primarily through internally-generated cash flow from operations and asset dispositions. We are focused on ensuring that we do not face liquidity issues in any given quarter or year. In December 2000, we closed a $580 million unsecured revolving line of credit, replacing our previous line, which was scheduled to mature in 2001. We retained our attractive pricing level of 65 basis points over LIBOR on the new line. The three-year facility, which was oversubscribed by a syndicate of 16 banks, matures in December 2003 and includes an option in our favor for a one-year extension.

     In addition, we have a $100 million short-term, unsecured borrowing agreement that enhances our cash management flexibility. We had a total of $386.3 million of undrawn capacity on our short-term credit facilities as of February 28, 2001.

     Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year. We have only $80.9 million of long-term debt maturing in 2001 and $104.2 million maturing in 2002. In addition, we have $3.4 billion of unencumbered assets and a significant equity base, with a total equity market capitalization of $3.6 billion as of December 31, 2000.

Management Depth and Succession Planning

     We believe that we have several senior executives who possess the leadership, operational, investment and financial skills and experience to oversee the entire operations of our company. We believe that several of our senior officers could serve as the chief executive officer and continue our strong performance. Our management team emphasizes active training and organizational development initiatives for associates at all levels of our company to build long-term management depth and facilitate succession planning.

Trustees and Officers of Archstone

     In July 1998, the name of the company was changed to Archstone Communities Trust. References throughout this section are labeled "Archstone" for the post-merger period as a result of this name change. Pre-merger periods will be referenced as follows: (i) as "Archstone" for individuals who were associated with Security Capital Pacific Trust and/or its management companies and (ii) as "Atlantic" for individuals who were associated with Security Capital Atlantic Incorporated and/or its management companies. See Note 9 of Archstone's audited financial statements in this Annual Report for additional information on the Atlantic Merger.

 Trustees of Archstone

     James A. Cardwell-69-Trustee of Archstone since May 1980; Chief Executive Officer of Petro Stopping Centers, L.P. (operation of full-service truck stopping centers) and its predecessor since 1975; and Director of El Paso Electric Company.

     Ned S. Holmes-56-Trustee of Archstone since July 1998; Director of Atlantic from May 1994 to July 1998; President and Chief Executive Officer of Laing Properties, Inc. since May 1990; Chairman and President of Parkway Investments/Texas Inc., a Houston-based real estate investment and development company which specializes in residential (apartment and townhouse), commercial (office and warehouse) and subdivision projects since April 1984; Director of Heritage Bank and Commercial Bancshares, Inc.; Chairman of P&O Ports North America, Inc., Chairman Emeritus of the Port Commission of the Port of Houston Authority; Director of the Institute of International Education and the Houston International Protocol Alliance; and a Director of Greater Houston Partnership.

     James H. Polk, III-58-Trustee of Archstone since January 1976; Managing Director, SING LTD. Co. (operation and ownership of self-storage facilities) since January 1998; Partner, Rust Capital Group, Austin, Texas (venture capital investments) since June 2000; Managing Director of Security Capital Markets Group Incorporated from August 1992 to June 1997 and President from March 1997 to June 1997; affiliated with Archstone from January 1976 to June 1997 in various capacities, including Trustee, President and Chief Executive Officer; past President and Trustee of the National Association of Real Estate Investment Trusts, Inc.; Director, M.D. Anderson Hospital, Houston, Texas.

     John M. Richman-73-Trustee of Archstone since July 1998; Director of Atlantic from September 1996 to July 1998; Counsel to the law firm of Wachtell, Lipton, Rosen & Katz from January 1990 to October 1996 and from April 1997 to present; former Chairman and CEO of Kraft Foods; Director, Evanston Northwestern Healthcare, Chicago Council on Foreign Relations and Lyric Opera of Chicago; Life Trustee of the Chicago Symphony Orchestra and Northwestern University; retired Director of R.R. Donnelley & Sons Company and served as Acting Chairman and Chief Executive Officer of that company from October 1996 to April 1997; retired Director of BankAmerica Corporation, Bank of America National Trust and Savings Association; and USX Corporation.

     John C. Schweitzer-56-Trustee of Archstone since April 1976; Director of Homestead since April 1997; Director of Regency Realty Corporation since March 1999; Trustee of Pacific Retail Trust from June 1997 to February 1999; President, Westgate Corporation (real estate and investments) since 1976; Managing Partner, Campbell Capital Ltd. (real estate and investments) since 1976; Trustee of Texas Christian University; Director of Chase Bank of Texas-Austin and KLRU Public Television, Austin, Texas.

     R. Scot Sellers-44-Trustee of Archstone since July 1998; Chairman and Chief Executive Officer of Archstone since December 1998, where he has overall responsibility for Archstone's strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of Archstone from July 1998 to December 1998; President and Chief Executive Officer of Archstone from June 1997 to July 1998; from September 1994 to June 1997, Managing Director of Archstone, where he had overall responsibility for Archstone's investment strategy and implementation; Senior Vice President of Archstone from May 1994 to September 1994; from April 1993 to May 1994, Senior Vice President of Security Capital, where he was responsible for portfolio acquisitions from institutional sources. Mr. Sellers is a member of the Board of Governors of NAREIT and is also a member of the Executive Committee of the Board of Directors of the National Multi Housing Council.

 Senior Officers of Archstone

     Our senior officers are:

Name                               Title
----                               -----
R. Scot Sellers...............     Chairman and Chief Executive Officer
Charles E. Mueller, Jr........     Chief Financial Officer
Richard A. Banks..............     Managing Director - West Region
J. Lindsay Freeman............     Managing Director - East Region
Richard W. Dickason...........     Senior Vice President - Northeast Investments
Daniel E. Amedro..............     Chief Information Officer
Dana K. Hamilton..............     Senior Vice President - National Operations
Caroline Brower...............     Senior Vice President - General Counsel and
                                   Secretary
William Kell..................     Senior Vice President - Controller

 Biographies of Senior Officers

     R. Scot Sellers-44-See "Trustees of Archstone" above.

     Charles E. Mueller, Jr.-37-Chief Financial Officer of Archstone since December 1998, where he is responsible for corporate finance, accounting/reporting and investor relations; Vice President of Archstone from September 1996 to December 1998; prior thereto, he was with Security Capital Markets Group, where he provided financial services to Security Capital and its affiliates.

     Richard A. Banks-53-Managing Director of Archstone since December 1997, where he is responsible for investments and operations in the West Region; Senior Vice President of Archstone from August 1997 to December 1997; from January 1995 to August 1997, President and Chief Executive Officer of Lincoln Residential Services, where he was responsible for all aspects of leading a full service property management company of approximately 40,000 apartment units in the western United States; from July 1993 to January 1995, Vice President of Lincoln Property Company, Irvine, California, with responsibility for overall management for the region.

     J. Lindsay Freeman-55-Managing Director of Archstone since July 1998, where he is responsible for investments and operations in the East Region; Managing Director of Atlantic from December 1997 to July 1998; Senior Vice President of Atlantic from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

     Richard W. Dickason-44-Senior Vice President of Archstone since October 1997, where he has overall responsibility for investment activities in the northeastern United States; Vice President of Archstone from December 1993 to October 1997. Prior thereto, Partner and Vice President of Lincoln Property Company N.C., Inc., where he was responsible for the acquisition, development, construction and management of a 4,000 unit multifamily residential portfolio in California.

     Daniel E. Amedro-44-Chief Information Officer of Archstone since March 1998 and Senior Vice President since January 1999. From September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; Vice President of Information Services for Hyatt Hotels and Resorts from March 1981 to September 1996, where he was responsible for all strategic information systems including, Spirit, Hyatt's worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

     Dana K. Hamilton-32-Senior Vice President of Archstone since December 1998 where she is responsible for corporate services, including human resources, training and development, marketing and corporate communications and new business development. Vice President from December 1996 to December 1998, responsible for new product development and revenue enhancement through portfolio-wide initiatives. Prior thereto she focused on national operations.

     Caroline Brower-52-Senior Vice President, General Counsel and Secretary of Archstone since September 1999, where she provides legal and corporate governance services. Ms. Brower was Executive Director and Senior Vice President of Ameriton from September 1998 to September 1999. Prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt, where she practiced transaction and real estate law.

     William Kell-44-Senior Vice President and Controller of Archstone since July 1998, where he is responsible for accounting and financial reporting; Senior Vice President and Controller of Atlantic from December 1997 to July 1998; Vice President and Controller of Atlantic from January 1996 to December 1997; from June 1991 to December 1995, Vice President and Controller of Archstone, where he had overall responsibility for accounting and financial reporting.

Employees

     Archstone currently employs approximately 2,000 individuals, of which approximately 1,600 are focused on the site-level operation of our apartment communities. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial reporting and other support functions. We consider our relationship with employees to be good. Archstone's employees are not represented by a collective bargaining agreement.

Insurance

     Archstone carries comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Archstone's blanket property policy for all operating and development communities includes coverage for the perils of flood and earthquake shock. The earthquake deductible is 5% of the insurance value of the communities affected subject to a minimum of $250,000 and a maximum of $10 million.

Risk Factors

     The following factors could affect our future financial performance:

 We depend on our key personnel

     Our success depends on our ability to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

 Debt financing could adversely affect our performance

     We are subject to risks associated with debt financing and preferred equity. These risks include the risks that we will not have sufficient cash flow from operations to meet required payments of principal and interest or to pay distributions on our securities at expected rates, that we will be unable to refinance current or future indebtedness, that the terms of any refinancing will not be as favorable as the terms of existing indebtedness, and that we will be unable to make necessary investments in new business initiatives due to lack of available funds. Increases in interest rates could increase interest expense, which would adversely affect net earnings and cash available for payment of obligations. If we are unable to make required payments on indebtedness that is secured by a mortgage on our property, the asset may be transferred to the mortgagee with a consequent loss of income and value to us.

     Additionally, our debt agreements contain customary covenants which, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions. These debt agreements also require us to maintain various financial ratios. Failure to comply with these covenants could result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our operations and ability to make distributions to shareholders.

     Some of our debt instruments bear interest at variable rates. Increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, higher interest rates would adversely affect cash flow and our ability to service our indebtedness.

     As of December 31, 2000, we had $2.5 billion in total debt outstanding, of which $875.8 million was secured by real estate assets and $495.8 million was subject to variable interest rates, including $193.7 million outstanding on our short-term credit facilities.

 We may not have access to equity capital

     Since mid-1998 and continuing into 2001, the real estate industry has experienced a reduced supply of favorably-priced public equity capital, which has generally decreased the level of new investment activity by publicly-traded real estate companies. A prolonged period in which real estate operating companies cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities.

 We are subject to risks inherent in ownership of real estate

     Real estate cash flows and values are affected by a number of factors, including changes in the general economic climate, local, regional or national conditions (such as an oversupply of communities or a reduction in rental demand in a specific area), the quality and philosophy of management, competition from other available properties and the ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws. Although we seek to minimize these risks through our market research and property management capabilities, they cannot be totally eliminated.

 We are subject to risks inherent in real estate development

     We have developed or commenced development on a substantial number of apartment communities and expect to develop additional apartment communities in the future. Real estate development involves risks in addition to those involved in the ownership and operation of established communities, including the risks that financing, if needed, may not be available on favorable terms, construction may not be completed on schedule, contractors may default, estimates of the costs of developing apartment communities may prove to be inaccurate and communities may not be leased or rented on profitable terms or in the time frame anticipated. Timely construction may be affected by local weather conditions, local or national strikes and local or national shortages in materials, building supplies or energy and fuel for equipment. These risks may cause the development project to fail to perform as expected.

  Real estate investments are relatively illiquid and we may not be able to sell properties when appropriate

     Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions.

 We may suffer losses on our technology investments

     We have several investments in technology-related companies, including investments in BroadbandNOW!, SafeRent, Inc. and Manugistics Group, Inc. (NASDAQ: MANU), which represented an aggregate investment of $13 million at December 31, 2000. The largest single investment is $7 million in BroadbandNOW!. The broader technology sector, including the sectors in which our investees operate, is currently suffering from a decreased supply of capital and depressed market valuation. The inability of these companies to raise capital at a satisfactory price in the near term could impair their ability to fund immediate obligations, including working capital requirements, and could result in the failure of those companies. In the event that our investments in technology companies are deemed to be partially or fully impaired, the resulting write-down of our investment would have a negative impact on our net earnings and could adversely affect the price of our Common Shares.

 We are subject to the Americans with Disabilities Act

     Our communities must comply with Title III of the Americans with Disabilities Act to the extent that such communities are or contain "public accommodations" and/or "commercial facilities" as defined by the Act. The Act does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such facilities which are open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. We believe our communities comply with all present requirements under the Act and applicable state laws.

 Compliance with environmental regulations may be costly

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

     As part of our due diligence procedures, we have conducted Phase I environmental assessments on each of our communities prior to acquisition; however, we cannot give any assurance that those assessments have revealed all potential liabilities. We are not aware of any environmental condition on any of our real estate investments which is likely to have a material adverse effect on our financial position or results of operations; however, we cannot give any assurance that any such condition does not exist or may not arise in the future.

 Changes in laws may result in increased cost

     We may not be able to pass on increased costs resulting from increases in real estate taxes, income taxes or other governmental requirements directly to our residents. Substantial increases in rents, as a result of those increased costs, may affect the ability of a resident to pay rent, causing increased vacancy. Changes in laws increasing potential liability for environmental conditions or increasing the restrictions on discharges or other environmental conditions may result in significant unanticipated expenditures.

 Our failure to qualify as a REIT would have adverse consequences to our shareholders

     We believe that we have qualified for taxation as a REIT under the Internal Revenue Code and plan to continue to meet the requirements for taxation as a REIT. We cannot, however, guarantee that we have qualified or will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted us relief, we would remain disqualified as a REIT for four years following the year in which we failed to qualify. In the event that we failed to qualify as a real estate investment trust, we would be required to pay significant income taxes and would have less money available for our operations and distributions to shareholders. This would likely have a significant adverse effect on the value of our securities.

     In order to maintain our qualification as a REIT under the Internal Revenue Code, our declaration of trust limits the ownership of our shares by any person or group of related persons to 9.8%, unless special approval is granted by the Board.

 We are subject to losses that may not be covered by insurance

     There are certain types of losses (such as from war) which may be uninsurable or not economically insurable. Additionally, many of our communities in California are located in the general vicinity of active earthquake fault lines. Although we maintain insurance to cover most reasonably likely risks, including earthquakes, if an uninsured loss or a loss in excess of insured limits occurs, we could lose both our invested capital in, and anticipated profits from, one or more communities. We would also be required to continue to repay mortgage indebtedness or other obligations related to such communities. Any such loss could materially adversely affect our business, financial condition and results of operations.

 We have a concentration of investments in certain markets

     As shown in "Item 2. Geographic Distribution", approximately 18.5% of our apartment communities which are operating, under construction or In Planning were in Southern California as of December 31, 2000. Southern California is the geographic area comprised of the Los Angeles, Inland Empire, Orange County, San Diego and Ventura County markets. Additionally, approximately 11.6% of our apartment communities which are operating, under construction or In Planning were in the San Francisco Bay area of California. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to protected markets within these geographic areas.

 Our business is subject to extensive competition

     There are numerous commercial developers, real estate companies and other owners of real estate that we compete with in seeking land for development, apartment communities for acquisition and disposition and residents for apartment communities. All of our apartment communities are located in developed areas that include other apartment communities. The number of competitive apartment communities in a particular area could have a material adverse effect on our ability to lease units and on the rents charged. In addition, single-family homes and other residential properties provide housing alternatives to residents and potential residents of our apartment communities.

Item 2.  Properties

Geographic Distribution

     Archstone's apartment communities are located in markets that include 31 of the nation's 50 largest metropolitan markets. The following table summarizes the geographic distribution of our apartment communities at December 31, based on Total Expected Investment:

                                                                                                              Operating
                                                                        Total Portfolio(1)                   Communities
                                                         ----------------------------------------------     -------------
                                                             2000             1999             1998              2000
                                                         ------------    -------------    -------------     -------------
East Region:
  Atlanta, Georgia...................................        5.41%            7.27%            8.34%             6.74%
  Austin, Texas......................................        1.83             2.55             2.19              1.61
  Boston, Massachusetts..............................        4.65             1.88             0.35              5.18
  Charlotte, North Carolina..........................        2.02             2.89             3.86              1.85
  Chicago, Illinois..................................        1.80             1.50                -              2.25
  Dallas, Texas......................................        1.66             1.70             1.94              2.07
  Denver, Colorado...................................        5.18             3.67             2.96              4.23
  Houston, Texas.....................................        2.13             2.50             2.71              2.65
  Minneapolis, Minnesota.............................        0.96             0.96             0.23              1.18
  Nashville, Tennessee...............................        1.08             1.54             1.75              1.34
  Greater New York City metropolitan area............        3.44             1.34             0.46                 -
  Orlando, Florida...................................        1.14             1.12             1.31              1.42
  Raleigh, North Carolina............................        4.01             4.20             5.21              5.00
  Richmond, Virginia.................................        1.17             2.28             2.69              1.23
  San Antonio, Texas.................................        1.35             2.25             2.25              1.69
  Southeast Florida..................................        4.42             5.12             5.23              4.65
  Greater Washington, D.C. metropolitan area.........        8.37             7.02             5.41              6.70
  West Coast Florida.................................        1.45             1.72             1.85              1.80
  Other..............................................        0.42             1.94             4.53              0.52
                                                         ------------    -------------    -------------    --------------
     East Region Total...............................       52.49            53.45            53.27             52.11
                                                         ------------    -------------    -------------    --------------
West Region:
  Albuquerque, New Mexico............................        1.80             2.05             2.31              2.24
  Las Vegas, Nevada..................................        1.19             1.47             1.43              1.49
  Phoenix, Arizona...................................        3.93             5.60             5.84              4.39
  Portland, Oregon...................................        1.74             1.72             2.10              2.18
  Salt Lake City, Utah...............................        2.48             3.03             3.84              3.09
  San Francisco Bay area, California.................       11.56             9.49             9.76             12.24
  Seattle Washington.................................        5.46             5.80             6.44              6.56
  Southern California................................       18.46            16.20            13.84             14.59
  Other..............................................        0.89             1.19             1.17              1.11
                                                         ------------    -------------    -------------    --------------
     West Region Total...............................       47.51            46.55            46.73             47.89
                                                         ------------    -------------    -------------    --------------
       Total All Markets.............................      100.00%          100.00%          100.00%           100.00%
                                                         ============    =============    =============    ==============

(1) Includes operating communities and communities under construction and In Planning.

Real Estate Portfolio

     The information in the following table is as of December 31, 2000 (dollar amounts in thousands). Additional information on the company's real estate portfolio is contained in "Schedule III, Real Estate and Accumulated Depreciation," and in Archstone's audited financial statements contained in this Annual Report.

                                                                                           Total
                                                   Number of     Number     Archstone     Expected    Percentage
                                                  Communities   of Units    Investment   Investment   Leased(1)
                                                  -----------   ---------   ----------   ----------   ----------
OPERATING APARTMENT COMMUNITIES:
East Region:
  Atlanta, Georgia.............................       14           4,595    $  313,868   $  318,216      98.00%
  Austin, Texas................................        5           1,574        75,198       75,933      97.97
  Boston, Massachusetts........................        7           1,595       237,477      244,393      99.50
  Charlotte, North Carolina....................        5           1,240        86,944       87,467      95.56
  Chicago, Illinois............................        4           1,119       104,365      106,067      95.62
  Dallas, Texas................................        6           1,616        96,970       97,558      96.78
  Denver, Colorado.............................       11           3,075       197,817      199,563      97.63
  Houston, Texas...............................        5           2,436       124,452      125,314      95.94
  Minneapolis, Minnesota.......................        3             718        54,770       56,015      96.52
  Nashville, Tennessee.........................        4           1,185        62,991       63,416      94.18
  Orlando, Florida.............................        4             984        65,856       66,879      96.14
  Raleigh, North Carolina......................       12           3,378       234,057      236,029      97.10
  Richmond, Virginia...........................        2             712        57,949       58,007      97.05
  San Antonio, Texas...........................        7           1,757        76,922       79,648      95.33
  Southeast Florida............................       11           3,071       215,753      219,234      98.50
  Greater Washington, D.C. metropolitan area...       11           3,346       305,186      316,199      98.55
  West Coast Florida...........................        7           1,405        82,683       85,093      97.01
  Other........................................        2             410        24,584       24,651      97.32
                                                  -----------   ---------   ----------   ----------   ----------
     East Region Subtotal/Average..............      120          34,216    $2,417,842   $2,459,682      97.25%
                                                  -----------   ---------   ----------   ----------   ----------
West Region:
  Albuquerque, New Mexico......................        7           2,063    $  104,095   $  105,822      95.06%
  Las Vegas, Nevada............................        2           1,304        69,696       70,294      93.63
  Phoenix, Arizona.............................        8           3,740       204,993      207,408      96.47
  Portland, Oregon.............................        6           1,597       101,304      102,666      97.75
  Salt Lake City, Utah.........................        9           2,458       145,886      146,064      97.27
  San Francisco Bay area, California...........       13           4,730       569,834      577,840      94.08
  Seattle, Washington..........................       10           3,762       302,786      309,397      95.91
  Southern California..........................       25           7,907       682,744      688,426      96.75
  Other........................................        2             732        52,095       52,160      95.49
                                                  -----------   ---------   ----------   ----------   ----------
     West Region Subtotal/Average..............       82          28,293    $2,233,433   $2,260,077      95.96%
                                                  -----------   ---------   ----------   ----------   ----------
       Operating Apartment
          Communities Subtotal/Average.........      202          62,509    $4,651,275   $4,719,759      96.66%
                                                  -----------   ---------   ----------   ----------   ----------

                                                                                                   Total
                                                      Number of      Number      Archstone        Expected        Percentage
                                                     Communities    of Units    Investment      Investment        Leased (1)
                                                     -----------    --------    ----------      ----------        ----------
APARTMENT COMMUNITIES UNDER
CONSTRUCTION (4):
East Region:
  Austin, Texas.................................           1            448     $   31,405      $   31,669           85.49%
  Charlotte, North Carolina.....................           1            404         28,051          31,398           73.27
  Greater New York City metropolitan area.......           1            160         11,629          30,773             N/A
  Richmond, Virginia............................           1            144          5,637          11,021             N/A
  Southeast Florida.............................           1            408         28,009          30,722           60.29
  Greater Washington, D.C metropolitan area.....           1            531         12,700          65,141             N/A
                                                     -----------    --------    ----------      ----------       ----------
     East Region Subtotal/Average...............           6          2,095     $  117,431      $  200,724           44.15%
                                                     -----------    --------    ----------      ----------       ----------
West Region:
  Phoenix, Arizona..............................           1            336     $   18,010      $   23,680           23.21%
  San Francisco Bay area, California............           1            412         57,255          69,581           10.44
  Southern California...........................           3          1,264        105,823         181,185           18.51
                                                     -----------    --------    ----------      ----------       ----------
     West Region Subtotal/Average...............           5          2,012     $  181,088      $  274,446           17.64%
                                                     -----------    --------    ----------      ----------       ----------
        Apartment Communities Under
           Construction Subtotal/Average........          11          4,107     $  298,519      $  475,170           31.17%
                                                     -----------    --------    ----------      ----------       ==========

APARTMENT COMMUNITIES IN
PLANNING AND OWNED:
  East Region...................................           5          1,216     $   30,472      $  191,389
  West Region...................................           3            686         45,190         149,785
                                                     -----------    --------    ----------      ----------
        Apartment Communities In
           Planning and Owned
           Subtotal/Average.....................           8          1,902     $   75,662      $  341,174
                                                     -----------    --------    ----------      ----------
             Total Apartment Communities
               Owned at December 31, 2000                221         68,518     $5,025,456      $5,536,103
                                                     -----------    --------    ----------      ----------

OTHER REAL ESTATE ASSETS (2)....................                          -     $   10,584               -
                                                                    --------    ----------      ----------
HOTEL ASSET.....................................                          -     $   22,870      $   22,870
                                                                    --------    ----------      ----------
             Total Real Estate
               Owned at December 31, 2000.......                     68,518     $5,058,910      $5,558,973
                                                                    ========    ==========      ==========

APARTMENT COMMUNITIES IN PLANNING AND UNDER                         Expected      Total
CONTROL(3):                                                          Number      Expected
                                                                    of Units    Investment
                                                                   ---------    ----------
  East Region...................................                     1,458       $236,973
  West Region...................................                       709        111,897
                                                                     -----       --------
             Total Apartment Communities
               In Planning and Under Control....                     2,167       $348,870
                                                                     =====       ========

(1) Represents percentage leased as of December 31, 2000. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2000. A "N/A" indicates markets with communities under construction where Lease-Up has not yet commenced.
(2) Includes land that is not In Planning and a non-multifamily property held for sale.
(3) As of December 31, 2000, our actual investment in communities In Planning and Under Control was $5.9 million, which is reflected in the "Other assets" caption of Archstone's Balance Sheet.
(4) See Exhibit 99.1 in this Annual Report for more detailed information on apartment communities under construction.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Common Shares are listed on the NYSE under the symbol "ASN." The following table sets forth the high and low sales prices of the Common Shares, as reported on the NYSE Composite Tape, and cash distributions per Common Share for the periods indicated:

                                                           High       Low       Cash Distributions
                                                         -------    -------     ------------------
     1999:
        First Quarter..................................  $20.938    $19.188           $0.370
        Second Quarter.................................   23.500     19.625            0.370
        Third Quarter..................................   22.313     19.313            0.370
        Fourth Quarter.................................   21.688     18.938            0.370
     2000:
        First Quarter..................................  $20.625    $19.250           $0.385
        Second Quarter.................................   24.188     19.813            0.385
        Third Quarter..................................   26.438     21.250            0.385
        Fourth Quarter.................................   26.563     21.875            0.385
     2001:
        First Quarter (through February 28, 2001)......  $26.250    $23.000           $0.410

     As of February 28, 2000, Archstone had approximately 120,642,000 Common Shares outstanding, approximately 3,200 record holders of Common Shares and approximately 18,900 beneficial holders of Common Shares.

     To qualify as a REIT, we are required to make annual shareholder distributions of 90% (95% for taxable years ending prior to January 1, 2001) of our taxable income. The payment of distributions is also subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. Our long-term objective is to increase annual distributions per Common Share while maximizing the amount of internally generated cash flow from operations to fund future investment opportunities.

     We announce the following year's projected annual distribution level after the Board's annual budget review and approval in December of each year. At its December 2000 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.54 to $1.64 per Common Share and declared the first quarter 2001 distribution of $0.41 per Common Share. Archstone paid its 100th consecutive quarterly Common Share dividend on February 28, 2001, to shareholders of record on February 14, 2001.

     We are restricted from declaring or paying any distribution with respect to our Common Shares unless all cumulative distributions with respect to the Preferred Shares have been paid and sufficient funds have been set aside for Preferred Share distributions that have been declared. All of our declared distributions have been paid on schedule.

     For federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than a dividend and reduce the shareholder's basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder's basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder's Common Shares. We notify our shareholders annually of the taxability of distributions paid during the preceding year. The following table summarizes the taxability of cash distributions paid on the Common Shares in 2000, 1999 and 1998:

                                                                  2000                  1999                  1998
                                                            ---------------       ---------------       ---------------
           Per Common Share:
             Ordinary income.........................       $          1.05       $          1.26       $          1.29
             Capital gains...........................                  0.49                  0.10                  0.10
             Return of capital.......................                     -                  0.12                     -
                                                            ---------------       ---------------       ---------------
                Total................................       $          1.54       $          1.48       $          1.39
                                                            ===============       ===============       ===============

     For federal income tax purposes, the following summaries reflect the taxability of dividends paid on the Series A, Series B, Series C and Series D Preferred Shares, respectively:

                                                                 2000                  1999                  1998
                                                            ---------------       ---------------       ---------------
           Per Series A Convertible Preferred Share:
             Ordinary income.........................       $          1.41       $          1.83       $          1.72
             Capital gains...........................                  0.66                  0.16                  0.15
                                                            ---------------       ---------------       ---------------
                Total................................       $          2.07       $          1.99       $          1.87
                                                            ===============       ===============       ===============
           Per Series B Preferred Share:
             Ordinary income.........................       $          1.53       $          2.07       $          2.07
             Capital gains...........................                  0.72                  0.18                  0.18
                                                            ---------------       ---------------       ---------------
                Total................................       $          2.25       $          2.25       $          2.25
                                                            ===============       ===============       ===============

                                                                  2000                  1999                 1998(1)
                                                            ---------------       ---------------       ---------------
           Per Series C Preferred Share:
             Ordinary income.........................       $          1.47       $          1.99       $          0.99
             Capital gains...........................                  0.69                  0.17                  0.09
                                                            ---------------       ---------------       ---------------
                Total................................       $          2.16       $          2.16       $          1.08
                                                            ===============       ===============       ===============

          (1) Represents dividends paid by Archstone in 1998 subsequent to the Atlantic Merger.

                                                                                      Date of
                                                                                    Issuance to
                                                                 2000                12/31/99
                                                            ---------------       ---------------
          Per Series D Preferred Share:
             Ordinary income.........................       $          1.49       $          0.81
             Capital gains...........................                  0.70                  0.07
                                                            ---------------       ---------------
                Total................................       $          2.19       $          0.88
                                                            ===============       ===============

  Our tax return for the year ended December 31, 2000 has not been filed, and the taxability information for 2000 is based upon the best available data we have. Archstone's tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the dividends may be subject to change.

Item 6. Selected Financial Data

     The following table provides selected financial data relating to Archstone's historical financial condition and results of operations as of and for each of the years ending December 31, 1996 to 2000. This data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes that have been included or incorporated by reference in this Annual Report (in thousands, except per share data).

                                                                                     Year Ended December 31,
                                                        -------------------------------------------------------------------------
                                                            2000           1999           1998             1997           1996
                                                        -----------   -------------    ----------       ----------     ----------
Operations Summary:
Total revenues........................................   $  723,234      $  667,022    $  513,645       $  355,662     $  326,246
Property operating expenses...........................      225,608         217,527       173,760          123,051        128,122
Net Operating Income..................................      462,936         420,281       310,779          212,009        193,924
Interest expense......................................      145,173         121,494        83,350           61,153         35,288
General and administrative expense....................       23,157          22,156        16,092           18,350         23,268
Nonrecurring expenses (1).............................            -               -         2,193           71,707              -
Earnings from operations (1)..........................      176,466         169,339       134,571           24,686         94,089
Gains on dispositions of depreciated real estate, net.       93,071          62,093        65,531           48,232         37,492
Preferred Share cash dividends paid...................       25,340          23,733        20,938           19,384         24,167
Net earnings attributable to Common Shares:
   - Basic............................................      236,045         204,526       177,022           53,534        106,544
   - Diluted..........................................      244,625         204,526       186,999           53,534        121,261
Common Share cash distributions paid..................   $  201,257      $  208,018    $  165,190       $  105,547     $   90,728
Per Share Data:
Net earnings attributable to Common Shares:
     Basic (1)........................................   $     1.79      $     1.46    $     1.49       $     0.65     $     1.46
     Diluted (1)......................................         1.78            1.46          1.49             0.65           1.44
Common Share cash distributions paid..................         1.54            1.48          1.39             1.30           1.24
Series A Convertible Preferred Share cash
 dividends paid.......................................         2.07            1.99          1.87             1.75           1.75
Series B Preferred Share cash dividends paid..........         2.25            2.25          2.25             2.25           2.25
Series C Preferred Share cash dividends paid..........         2.16            2.16          1.08                -              -
Series D Preferred Share cash dividends paid..........   $     2.19      $     0.88    $        -       $        -     $        -
Weighted average Common Shares outstanding - Basic....      131,874         139,801       118,592           81,870         73,057
Weighted average Common Shares outstanding - Diluted..      137,730         139,829       125,825           81,908         84,340

                                                                                     December 31,
                                                        -------------------------------------------------------------------------
                                                            2000           1999           1998             1997           1996
                                                        -----------   -------------    ----------       ----------     ----------
Financial Position:
Real estate owned, at cost............................   $5,058,910      $5,086,486    $4,771,315       $2,567,599     $2,133,207
Investments in and advances to unconsolidated real
 estate entities......................................      229,012         130,845        98,486           37,320         20,156
Mortgage notes receivable, net........................          124         210,357       211,967          285,238        189,829
Total assets..........................................    5,019,697       5,302,437     5,059,898        2,805,686      2,282,432
Unsecured credit facilities...........................      193,719         493,536       264,651          231,500        110,200
Long-Term Unsecured Debt..............................    1,401,262       1,276,572     1,231,167          630,000        580,000
Mortgages payable.....................................      875,804         694,948       676,613          265,652        217,188
Total liabilities.....................................    2,674,754       2,679,628     2,410,114        1,265,250      1,014,924
Redeemable preferred shares...........................      286,856         297,635       272,515          240,210        267,374
Shareholders' equity..................................   $2,251,606      $2,567,506    $2,628,325       $1,540,436     $1,267,508
Number of Common Shares outstanding...................      122,838         139,008       143,313           92,634         75,511


(1) Non-recurring expenses in 1998 include $1.1 million in transaction integration costs associated with the Atlantic Merger and $1.1 million associated with the introduction of Archstone's national branding strategy. Both are included within the "other expense" category in Archstone's Statement of Earnings for 1998. In 1997, the non-recurring expense represents the impact of a one-time, non-cash charge of $71.7 million associated with the costs incurred in acquiring Archstone's REIT and property management companies from Security Capital.

                                                                                     Year Ended December 31,
                                                        -------------------------------------------------------------------------
                                                            2000           1999           1998             1997           1996
                                                        -----------   -------------    ----------       ----------     ----------
Other Data:
Cash Flows:
Net cash provided by operating activities.....          $  322,320       $  296,010    $  231,153       $  159,724     $  143,939
Net cash provided by (used in) investing
 activities...................................             105,563         (223,914)     (318,764)        (403,112)      (360,935)
Net cash provided by (used in) financing
 activities...................................          $ (428,878)      $  (72,143)   $   92,803       $  242,672     $  195,720

Computation of Funds From Operations(1)(2):
Net earnings attributable to Common Shares
 - Basic......................................          $  236,045       $  204,526    $  177,022       $   53,534     $  106,544
Add (Deduct):
Depreciation on real estate investments.......             143,694          132,437        96,337           52,893         44,887
Provision for possible loss on depreciated
 real estate..................................               5,200              450           282            1,500              -
Gains on dispositions of depreciated real
 estate, net..................................             (93,071)         (62,793)      (65,531)         (48,232)       (37,492)
Extraordinary items-loss on early
 extinguishment of debt.......................                 911            1,113         1,497                -            739
Other, net....................................               2,544              610          (462)            (650)           (73)
                                                        ----------       ----------    ----------       ----------     ----------
Funds From Operations attributable to Common
 Shares - Basic...............................             295,323          276,343       209,145           59,045        114,605
Series A Convertible Preferred Share dividends               7,254            8,206         9,332                -         14,717
Minority interest.............................               1,326            1,118           645                -              -
                                                        ----------       ----------    ----------       ----------     ----------
Funds From Operations attributable to Common
 Shares - Diluted.............................          $  303,903       $  285,667    $  219,122       $   59,045     $  129,322
                                                        ==========       ==========    ==========       ==========     ==========
Weighted average Common Shares outstanding
 - Diluted....................................             137,730          146,087       125,825           81,908         84,340
                                                        ==========       ==========    ==========       ==========     ==========

  (1) Funds From Operations has been an industry-wide standard used to measure operating performance of a REIT since its adoption by NAREIT in 1991. In October 1999, NAREIT revised the definition of Funds From Operations. We have restated the amounts for 1996 to 1999 to reflect NAREIT's revised definition. Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The Funds From Operations measure presented by Archstone, while consistent with NAREIT's definition, will not be comparable to similarly titled measures of other REITs that do not compute Funds
         From Operations in a manner consistent with Archstone.

  (2) Funds From Operations in 1997 includes the impact of a one-time, non-cash charge of $71.7 million associated with the costs incurred in acquiring Archstone's REIT and property management companies from Security Capital. The Funds From Operations amount reflected for 1996 is presented on a historical basis and therefore does not reflect the full year impact of the October 1996 homestead spin-out transaction discussed in Note 4 of Archstone's audited financial statements contained in this Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Archstone's audited financial statements and the related notes contained in this Annual Report.

Forward-Looking Statements

     Certain statements in this Annual Report that are not historical facts are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

     Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See "Item 1. Business" for a more complete discussion of risk factors that could impact our future financial performance.

Results of Operations

 Overview

     Our basic net earnings attributable to Common Shares increased 15.4% in 2000 as compared to 1999 and 15.5% in 1999 as compared to 1998. These year-over-year increases were primarily attributable to:

     (i)    strong performances from our operating communities;
     (ii) the redeployment of capital into protected markets with attractive long-term fundamentals;
     (iii) a 49.9% increase in gains on dispositions of depreciated real estate in 2000 over 1999; and
     (iv) the Atlantic Merger in July 1998. See Note 9 of Archstone's audited financial statements in this Annual Report for additional information on the Atlantic Merger.

 Apartment Community Operations

     At December 31, 2000, investments in apartment communities comprised over 99% of our total real estate portfolio, based on Total Expected Investment. The following table summarizes the overall performance of our apartment communities during 2000, 1999 and 1998 (in thousands, except for units and percentages):

                                                                         2000                1999                1998
                                                                   --------------      --------------      --------------
          Rental revenues.....................................     $      684,438      $      634,028      $      478,144
          Property operating expenses:
            Rental expenses...................................            166,800             165,103             132,359
            Real estate taxes.................................             58,796              52,410              40,476
                                                                   --------------      --------------      --------------
              Total property operating expenses...............            225,596             217,513             172,835
                                                                   --------------      --------------      --------------
          Net Operating Income................................     $      458,842      $      416,515      $      305,309
                                                                   --------------      --------------      --------------
          Average number of operating units...................             65,784              68,991              55,276
                                                                   ==============      ==============      ==============
          Operating margin (Net Operating
          Income/rental revenues).............................               67.0%               65.7%               63.9%
                                                                   ==============      ==============      ==============
          Average occupancy percentage........................               96.1%               94.9%               95.0%
                                                                   ==============      ==============      ==============

     The following table reflects revenue, expense and Net Operating Income growth for Same-Store communities that were fully operating during each respective comparison period:

                               Same-Store    Same-Store       Same-Store Net        Number
                                Revenue        Expense       Operating Income         of
                                 Growth        Growth             Growth        Operating Units
                               -----------   -----------     ---------------    ----------------
2000.....................        6.65%          4.58%            7.68%                40,592
1999.....................        3.60%         (1.21%)           6.21%                39,645
1998.....................        3.56%          0.28%            5.60%                41,844

     Net Operating Income from our total portfolio has increased in each of the last three years primarily due to an increase in rental revenues from our operating communities and the successful Lease-Up of development communities as they are completed. The execution of our capital redeployment program continues to improve operating margins as a result of higher rental rates and improved revenue growth as capital is redeployed into our protected markets which typically achieve higher and more consistent growth in Net Operating Income. Rental expense growth has been controlled by operating efficiencies and increasing levels of utility expense reimbursements from customers, which has also contributed to improvement in operating margins.

     We anticipate that our strong operating margins will be maintained by strong revenue growth from newly developed operating communities and the ongoing execution of our capital redeployment strategy. Expense growth could be higher as a result of rising insurance, payroll and utility costs. During 2001, we will continue to focus our energies on enhancing customer relationships by implementing new programs and initiatives that improve our service and product offering. We believe these efforts will continue to strengthen Archstone's brand image and ensure consistently high levels of customer satisfaction, which we believe will improve resident retention and overall profitability. To achieve these objectives, we plan to:

 .    Launch Lease Rent Optimizer(TM), the industry's first revenue management software program, that will allow us to better analyze and forecast customer demand to optimize pricing for our apartments;
 .    Implement Online Lease, an Internet-based application that will allow prospective residents to fully transact a lease online - another industry first;
 .    Utilize our Internet-based credit scoring model to facilitate instantaneous approval of customer credit applications; and
 .    Continue to build on the strength of Archstone's five unconditional Seal of
     Service(SM) guarantees.

  Income From Unconsolidated Real Estate Entities

     Income from unconsolidated real estate entities has increased from 1999 to 2000 as a result of our investment during June and July 2000 in two joint ventures which own 11 apartment communities and increasing income from our investment in Ameriton, a corporation whose focus is acquiring and developing properties for sale to third parties. See Note 3 of Archstone's audited financial statements in this Annual Report for additional information on income from unconsolidated real estate entities.

  Other Income

     The increase in other income from 1999 to 2000 resulted primarily from a $3.3 million gain in March 2000 from the sale of Spectrum Apartment Locators, a wholly-owned start-up company we acquired in January 1998, and a $9.3 million gain in July 2000 associated with the exchange of Homestead mortgage notes for Common Shares held by Security Capital. These increases were partially offset by a $9.0 million decrease in interest income related to the Homestead mortgage notes, which we no longer own. During 1999 and 1998, other income was primarily influenced by interest income on the Homestead mortgage notes of $23.6 million and $22.9 million, respectively.

  Depreciation Expense

     The increase in depreciation expense in 1999 and 2000 is primarily influenced by: (i) an increase in the number of operating communities due to the Atlantic Merger in July 1998; and (ii) an increase in the cost basis of operating communities resulting from our active development and capital redeployment programs. Depreciation expense is expected to decrease in 2001 primarily as a result of the high disposition volume in 2000.

  Interest Expense

     The increase in interest expense in 1999 and 2000 is primarily attributable to higher outstanding debt balances and higher effective interest rates on our debt. These higher borrowing costs were partially offset by the capitalization of interest. The level of capitalized interest decreased $7.6 million in 2000 as compared to 1999 as a result of lower levels of communities undergoing active construction.

  General and Administrative Expenses

     The slight increase in general and administrative expenses in 2000 compared to 1999 related primarily to higher information technology related costs and higher expenses associated with Archstone's long-term incentive plan. We expect higher general and administrative costs in 2001 as a result of these same factors. The increase from 1998 to 1999 resulted primarily from the incremental costs associated with operating the company after the Atlantic Merger, which occurred in July 1998.

     General and administrative costs also include a portion of the fees paid to Security Capital for certain services provided under an administrative service agreement. These fees have steadily declined since the inception of the agreement in September 1997 as functions related to information technology, human resources, payroll, investor relations, legal and tax have been internalized. We expect these fees to continue to decrease as we explore further opportunities to internalize services. Once a service has been internalized, we incur the direct costs of performing the function, which offsets expense reductions related to fees we otherwise would have paid under the agreement.

  Other Expenses

     The increase in other expenses in 2000 as compared to 1999 resulted primarily from a $2.8 million write-off of the net unamortized balance of the conversion feature associated with the Homestead mortgage notes, which we no longer own. The higher expense level in 1998 as compared to 1999 was primarily due to approximately $2.2 million in costs incurred in 1998 related to merger integration and the implementation of the Archstone national branding strategy.

  Minority Interest

     Minority interest increased in 1999 and 2000 primarily as a result of the issuance of perpetual preferred units during those years.

  Impact of Disposition Activities

     Archstone has recognized gains of $93.1 million, $62.1 million and $65.5 million on the disposition of depreciated real estate in 2000, 1999 and 1998, respectively. These gains have resulted from our active capital redeployment program, which involves the disposition of operating communities in non-core markets with less attractive growth prospects to fund investments in protected markets.

     During the last three years full recovery of certain real estate investments or mortgage notes was doubtful. As a result, a provision for possible loss of $5.2 million, $2.0 million and $4.7 million were recorded to reduce these assets to their estimated fair value in 2000, 1999 and 1998, respectively.

  Preferred Share Dividends

     The higher level of Preferred Share dividends in each year during the period from 1998 to 2000 is primarily attributable to the issuance of Series C Preferred Shares in July 1998 and issuance of Series D Preferred Shares in August 1999. The increases were partially offset by lower dividends on Series A Convertible Preferred Shares resulting from periodic conversions by shareholders into Common Shares, which more than offset the annual increase in the dividend rate.

Liquidity and Capital Resources

  Financial Flexibility

     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. We believe Archstone's liquidity and financial condition are sufficient to meet all of our cash flow needs during 2001.

  Operating Activities

     Our net cash flow provided by operating activities increased by $26.3 million (8.9%) in 2000 as compared to 1999 and $64.9 million (28.1%) in 1999 as compared to 1998. These increases are due primarily to higher Net Operating Income from apartment communities, including those resulting from the Atlantic Merger in July 1998, partially offset by higher interest costs. See Results of Operations for a more complete discussion of the factors impacting our operating performance. See Archstone's Statement of Cash Flows in this Annual Report for more detailed information.

  Investing and Financing Activities

     During 2000, 1999 and 1998, we invested an average of $709.5 million per year primarily in the development of new communities and the acquisition of existing operating communities. During 2000 and 1999 we also repurchased a total of $506.2 million of our Common Shares including 17.5 million Common Shares repurchased from Security Capital in July 2000 in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. See Note 4 of Archstone's audited financial statements in this Annual Report for additional information on this transaction. Smaller investments were made during this three-year period in Ameriton, joint ventures with FIIB, stock in technology companies and other strategic investments. These investments were financed primarily through use of disposition proceeds, which averaged $581.5 million per year during the three-year period, cash flow from operating activities and debt. Note that most of our acquisition and disposition transactions are structured as tax-deferred exchanges. When we fund an investment using debt, we typically borrow under our unsecured credit facilities, which are then repaid from other long-term financing sources. See Archstone's Statement of Cash Flows in this Annual Report for more detailed information.

     Other significant financing activity included the payment of $233.8 million, $233.8 million and $186.8 million in Common and Preferred Shares and minority interest dividends/distributions in 2000, 1999 and 1998, respectively. The level of distributions in 2000 was comparable to 1999 because stock repurchases in 1999 and 2000 offset the increases in dividends per Common Shares and dividends on Preferred Shares issued in 1999 and 1998.

     Our most significant non-cash investing and financing activities during the three-year period ended December 31, 2000 included: (i) the Atlantic Merger in 1998; (ii) the exchange of Homestead mortgage notes for Archstone Common Shares in 2000; and (iii) the assumption of mortgages payable upon the purchase of apartment communities during 2000, 1999 and 1998. See Note 15 of Archstone's audited financial statements in this Annual Report for additional information on non-cash investing and financing activities.

  Scheduled Debt Maturities and Interest Payment Requirements

     To mitigate liquidity issues and refinancing risk, our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year. Archstone has only $80.9 million of long-term debt maturing during 2001 and $104.2 million maturing in 2002. See
Note 5 of Archstone's audited financial statements in this Annual Report for additional information on scheduled debt maturities.

     In December 2000, we closed a $580 million unsecured line of credit, replacing our previous line, which was scheduled to mature in 2001. We retained our attractive pricing level of 65 basis points over LIBOR on the new line. The three-year facility matures in December 2003 and includes an option in our favor for a one-year extension. We also have a short-term unsecured borrowing agreement with The Chase Manhattan Bank, which provides for maximum borrowings of $100 million.

     We currently have $680 million in total borrowing capacity under our unsecured credit facilities, with $293.7 million outstanding and an available balance of $386.3 million at February 28, 2001.

     Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 7.45%, 7.54% and 6.63%, respectively, as of December 31, 2000. These rates give effect to interest rate swaps and caps, as applicable.

     We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2000.

 Shareholder Dividend/Distribution Requirements

   Based on anticipated distribution levels for 2001 and the number of shares and units outstanding as of December 31, 2000, we anticipate that we will pay the following annual dividends/distributions in 2001 (in thousands, except per share amounts):

                                                                              Per Share           Total
                                                                           ---------------     -----------
Common Share distributions................................................           $1.64     $   201,454
Series A Convertible Preferred Share dividends............................            2.21           7,303
Series B Preferred Share dividends........................................            2.25           9,420
Series C Preferred Share dividends........................................            2.16           4,289
Series D Preferred Share dividends........................................            2.19           4,359
Series E perpetual preferred limited partnership unit distributions.......            2.09           3,350
Series F perpetual preferred limited partnership unit distributions.......            2.03           1,625
Series G perpetual preferred limited partnership unit distributions.......            2.16           1,294
Other distributions on minority interests.................................            1.64           1,556
                                                                                               -----------
Total dividend/distribution requirements..................................                     $   234,650
                                                                                               ===========

 Share Repurchase Transaction

   In February 2001, we repurchased 2.3 million of our Common Shares from Security Capital for $50 million at a price of $22.08 per share. The repurchase transaction was funded through borrowings under our unsecured credit facilities, which we expect to repay with proceeds from dispositions. See Note 16 of Archstone's audited financial statements in this Annual Report for additional information on this share repurchase transaction and the concurrent sale of other Common Shares by Security Capital.

 Planned Investments

   Following is a summary of unfunded planned investments as of December 31, 2000 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that we are contractually committed to fund.

                                                                                   Planned Investments
                                                            ---------      ----------------------------------
                                                              Units          Discretionary        Committed
                                                            ---------      -----------------    -------------
Communities under construction.......................           4,107      $               -    $     176,652
Communities In Planning and owned....................           1,902                265,512                -
Communities In Planning and Under Control............           2,167                342,956                -
                                                            ---------      -----------------    -------------
     Total...........................................           8,176      $         608,468    $     176,652
                                                            =========      =================    =============

   In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

   We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2001 and 2002 and expect to start construction on approximately $300-$400 million, based on Total Expected Investment, of communities that are currently In Planning during 2001. No assurances can be given that communities Archstone does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

 Funding Sources

   We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds derived from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with Archstone's performance in 2000, we anticipate that net cash flow from operating activities during 2001 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had $386.3 million in available capacity on Archstone's unsecured credit facilities at February 28, 2001. In addition, we expect to complete the disposition of additional operating communities during 2001.

   We currently have $577.2 million in shelf-registered securities, which can be issued in the form of Long-Term Unsecured Debt, Preferred Shares or Common Shares on an as-needed basis, subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

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

   Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs. See Note 11 of Archstone's audited financial statements in this Annual Report for additional information on derivative financial instruments currently in use.

 Funds From Operations

   Funds From Operations has been a supplemental industry-wide standard used to measure operating performance of a REIT since its adoption by NAREIT in 1991. In October 1999, NAREIT revised the definition of Funds From Operations. The changes involved bringing the calculation of Funds From Operations into closer alignment with GAAP net income. The revised measure generally calls for adjustments to net income for gains (losses) from sales of depreciated real estate, provisions for possible losses on depreciated real estate and items defined as "extraordinary" under GAAP.

   Funds From Operations should not be considered as an alternative to net earnings or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. The Funds From Operations measure we have presented, while consistent with NAREIT's definition, will not be comparable to similarly titled measures of other REITs that do not compute Funds From Operations in the same manner. Funds From Operations is not intended to represent cash available to shareholders. Anticipated cash dividends to shareholders are summarized in "Shareholder Dividend/Distribution Requirements".

   Our Funds From Operations is calculated as follows (in thousands):

                                                                                Year Ended December 31,
                                                                   -------------------------------------------------
                                                                       2000               1999               1998
                                                                   -----------        -----------        -----------
Net earnings attributable to Common Shares - Basic...............  $   236,045        $   204,526        $   177,022
Add (Deduct):
  Depreciation on real estate investments........................      143,694            132,437             96,337
  Provision for possible loss on depreciated real estate.........        5,200                450                282
  Gain on disposition of depreciated real estate, net............      (93,071)           (62,793)           (65,531)
  Extraordinary items............................................          911              1,113              1,497
  Other, net.....................................................        2,544                610               (462)
                                                                   -----------        -----------        -----------
Funds From Operations attributable to Common Shares - Basic......  $   295,323        $   276,343        $   209,145
                                                                   -----------        -----------        -----------
  Series A Convertible Preferred Share dividends.................        7,254              8,206              9,332
  Minority interest..............................................        1,326              1,118                645
                                                                   -----------        -----------        -----------
Funds From Operations attributable to Common Shares - Diluted....  $   303,903        $   285,667        $   219,122
                                                                   ===========        ===========        ===========
Weighted average Common Shares outstanding - Diluted.............      137,730            146,087            125,825
                                                                   ===========        ===========        ===========

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Archstone is exposed to interest rate changes associated with our unsecured credit facilities and other variable rate debt. Our involvement with derivative financial instruments is limited and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments
to lower our overall borrowing costs.   As of December 31, 2000 all derivatives
in use were designated as hedges of existing debt instruments. See Note 11 of Archstone's audited financial statements in this Annual Report for additional information.

   The table below provides information about Archstone's financial instruments that are sensitive to changes in interest rates, including the estimated fair values for each interest rate sensitive asset or liability, as of December 31, 2000. As the table incorporates only those exposures that existed as of December 31, 2000, it does not consider those exposures or positions, which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2000, the information presented therein is merely an estimate and has limited predictive value. As a result, Archstone's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, hedging strategies and prevailing interest rates at the time. The interest rates shown below give effect to interest rate caps and swaps, where applicable:

                                                              Expected Maturity/Principal Repayment Schedule at
                                                                                December 31,
                                                  -------------------------------------------------------------------------
                                                     2001        2002        2003       2004            2005     Thereafter
                                                  ---------   ---------   ---------   ---------      ---------   ----------
Interest rate sensitive liabilities:
 Unsecured credit facilities.....................   $43,719   $     -     $      -    $150,000(2)    $      -    $      -
    Average nominal interest rate(3).............      7.02%     7.02%        7.02%       7.02%             -           -

 Long-Term Unsecured Debt:
  Fixed rate.....................................   $70,010   $97,810     $171,560    $ 51,560       $251,560    $683,047
    Average nominal interest rate(3).............      7.50%     7.55%        7.60%       7.64%          7.57%       7.50%

  Variable rate(4)...............................   $     -   $     -     $      -    $      -       $      -    $ 75,715
    Average nominal interest rate(3).............      4.73%     4.73%        4.73%       4.73%          4.73%       4.73%

 Mortgages payable:
  Fixed rate debt(5).............................   $ 8,509   $ 3,853     $ 18,760    $  4,206       $ 32,164    $463,537
    Average nominal interest rate(3).............      7.26%     7.26%        7.26%       7.25%          7.25%       7.24%

  Variable rate debt.............................   $ 2,350   $ 2,537     $  2,740    $ 39,311       $  3,209    $294,628
    Average nominal interest rate(3).............      5.06%     5.06%        5.07%       5.09%          5.12%       5.12%

                                                                   Estimated
                                                       Total          Fair
                                                      Balance       Value(1)
                                                    -----------   -----------
Interest rate sensitive liabilities:
  Unsecured credit facilities....................   $  193,719     $  193,719
     Average nominal interest rate(3)............            -              -

  Long-Term Unsecured Debt:
   Fixed rate....................................   $1,325,547     $1,316,501
     Average nominal interest rate(3)............            -              -

   Variable rate(4)..............................   $   75,715     $   75,715
     Average nominal interest rate(3)............            -              -

  Mortgages payable:
   Fixed rate debt(5)............................   $  531,029     $  547,958
     Average nominal interest rate(3)............            -              -

   Variable rate debt............................   $  344,775     $  344,775
     Average nominal interest rate(3)............            -              -

(1) The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.
(2) Archstone's $580 million unsecured credit facility matures in December 2003 and includes an option in our favor for a one-year extension.
(3) Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates at December 31, 2000. The weighted average effective interest rate on the unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable was 7.45%, 7.54% and 6.63%, respectively.
(4)  Represents tax-exempt unsecured bonds.
(5) The fixed rate mortgages payable balance includes $288.5 million of Fannie Mae secured debt.

   We have several investments in technology-related companies, including investments in BroadbandNOW!, SafeRent, Inc. and Manugistics Group, Inc. (NASDAQ: MANU), which represented an aggregate investment of $13 million at December 31, 2000. The largest single investment is $7 million in BroadbandNOW!. The broader technology sector, including the sectors in which our investees operate, is currently suffering from a decreased supply of capital and depressed market valuation. The inability of these companies to raise capital at a satisfactory price in the near term could impair their ability to fund immediate obligations, including working capital requirements, and could result in the failure of those companies. In the event that our investments in technology companies are deemed to be partially or fully impaired, the resulting write-down of our investment would have a negative impact on our net earnings and could adversely affect the price of our Common Shares.

Item 8.  Financial Statements and Supplementary Data

   Archstone's Balance Sheets as of December 31, 2000 and 1999, and its Statements of Earnings, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000 and Schedule III - Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 12 of Archstone's audited financial statements in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Trustees and Executive Officers of the Registrant

   For information regarding Archstone's Trustees and senior officers, see "Item
1. Business - Trustees and Officers of Archstone." The other information required by this Item 10 is incorporated herein by reference to the description under the captions "Election of Trustees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Archstone's definitive proxy statement for its annual meeting of shareholders ("2001 Proxy Statement").

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Election of Trustees" and "Executive Compensation" in the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the captions "Principal Shareholders" and "Election of Trustees" in the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2001 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following documents are filed as a part of this report:

     (a)  Financial Statements and Schedule:

          1.   Financial Statements

                 See Index to Financial Statements and Schedule on page 30 of this report, which is incorporated herein by reference.

          2.   Financial Statement Schedule:

                 See Schedule III on page 59 of this report, which is
               incorporated herein by reference.

                 All other schedules have been omitted since the required
               information is presented in the financial statements and the related notes or is not applicable.

          3.   Exhibits.

                 See Index to Exhibits on page 69 of this report, which is
               incorporated herein by reference.

     (b)  Reports on Form 8-K
          None

     (c)  Exhibits:

          The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 69 of this Annual Report, which is incorporated herein by reference.

                  Index to Financial Statements and Schedule

                                                                                                Page
                                                                                                ----
Archstone Communities Trust
   Independent Auditors' Report...............................................................    31
   Balance Sheets as of December 31, 2000 and 1999............................................    32
   Statements of Earnings for the years ended December 31, 2000, 1999 and 1998................    33
   Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998....    34
   Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..............    35
   Notes to Financial Statements..............................................................    36
   Independent Auditors' Report on Financial Statement Schedule...............................    58
   Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000............    59
   Index to Exhibits..........................................................................    69

                          Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

   We have audited the accompanying balance sheets of Archstone Communities Trust as of December 31, 2000 and 1999, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Archstone Communities Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP


Chicago, Illinois
January 30, 2001,
except as to Note 16,
which is as of February 28, 2001

                          Archstone Communities Trust

                                Balance Sheets

                       (In thousands, except share data)


                                                                                           December 31,         December 31,
                                       ASSETS                                                  2000                1999
                                       ------                                           -----------------    ----------------
Real estate..........................................................................    $      5,058,910     $     5,086,486
Less accumulated depreciation........................................................             375,672             300,658
                                                                                        -----------------    ----------------
                                                                                                4,683,238           4,785,828
Investments in and advances to unconsolidated real estate entities...................             229,012             130,845
Mortgage notes receivable, net.......................................................                 124             210,357
                                                                                        -----------------    ----------------
  Net investments....................................................................           4,912,374           5,127,030
Cash and cash equivalents............................................................               9,077              10,072
Restricted cash in tax-deferred exchange escrow......................................               3,274              68,729
Other assets.........................................................................              94,972              96,606
                                                                                        -----------------    ----------------
  Total assets.......................................................................    $      5,019,697     $     5,302,437
                                                                                        =================    ================

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Liabilities:
 Unsecured credit facilities.........................................................    $        193,719     $       493,536
 Long-Term Unsecured Debt............................................................           1,401,262           1,276,572
 Mortgages payable...................................................................             875,804             694,948
 Dividends payable...................................................................              50,330              53,518
 Accounts payable....................................................................              24,029              26,677
 Accrued expenses....................................................................              86,334              74,462
 Other liabilities...................................................................              43,276              59,915
                                                                                        -----------------    ----------------
  Total liabilities..................................................................           2,674,754           2,679,628
                                                                                        -----------------    ----------------

Minority interest:
 Perpetual preferred units...........................................................              73,187              41,996
 Convertible operating partnership units.............................................              20,150              13,307
                                                                                        -----------------    ----------------
  Total minority interest............................................................              93,337              55,303
                                                                                        -----------------    ----------------

Shareholders' equity:
 Series A Convertible Preferred Shares (3,306,035 shares in 2000 and 3,705,390 in                  82,651              92,635
  1999, liquidation preference of $25 per share).....................................
 Series B Preferred Shares (4,186,800 shares in 2000 and 4,200,000 shares in 1999,                104,670             105,000
  liquidation preference of $25 per share)...........................................
 Series C Preferred Shares (1,989,200 shares in 2000 and 2,000,000 shares in 1999,                 49,730              50,000
  liquidation preference of $25 per share)...........................................
 Series D Preferred Shares (1,992,200 shares in 2000 and 2,000,000 shares in 1999,                 49,805              50,000
  liquidation preference of $25 per share)...........................................
 Common Shares (122,838,167 shares in 2000 and 139,008,353 in 1999)..................             122,838             139,008
 Additional paid-in capital..........................................................           1,949,270           2,291,026
 Unrealized holding gain.............................................................               2,817                 394
 Employee share purchase notes.......................................................              (6,764)            (19,170)
 Distributions in excess of net earnings.............................................            (103,411)           (141,387)
                                                                                        -----------------    ----------------
  Total shareholders' equity.........................................................           2,251,606           2,567,506
                                                                                        -----------------    ----------------
  Total liabilities and shareholders' equity.........................................    $      5,019,697     $     5,302,437
                                                                                        =================    ================

  The accompanying notes are an integral part of these financial statements.

                          Archstone Communities Trust

                            Statements of Earnings

                   (In thousands, except per share amounts)

                                                                                      Years Ended December 31,
                                                                        -----------------------------------------------------
Revenues:                                                                     2000               1999               1998
                                                                        ---------------    ---------------    ---------------
  Rental revenues...................................................     $      688,544     $      637,808     $      484,539
  Income from unconsolidated real estate entities...................              2,575              2,118                  -
  Other income......................................................             32,115             27,096             29,106
                                                                        ---------------    ---------------    ---------------
                                                                                723,234            667,022            513,645
                                                                        ---------------    ---------------    ---------------
Expenses:
  Rental expenses...................................................            164,391            163,110            130,558
  Rental expenses paid to affiliate.................................              2,409              1,996              2,521
  Real estate taxes.................................................             58,808             52,421             40,681
  Depreciation on real estate investments...........................            143,694            132,437             96,337
  Interest expense..................................................            145,173            121,494             83,350
  General and administrative expenses...............................             22,434             20,521             13,978
  General and administrative expenses paid to affiliate.............                723              1,635              2,114
  Provision for possible loss on investments........................              5,200              2,000              4,700
  Other expenses....................................................              3,936              2,069              4,835
                                                                        ---------------    ---------------    ---------------
                                                                                546,768            497,683            379,074
                                                                        ---------------    ---------------    ---------------
Earnings from operations............................................            176,466            169,339            134,571
  Less: minority interest - perpetual  preferred units..............              5,915                942                  -
        minority interest - convertible operating partnership units.              1,326              1,118                645
  Plus: gains on dispositions of depreciated real estate, net.......             93,071             62,093             65,531
                                                                        ---------------    ---------------    ---------------
Earnings before extraordinary items.................................            262,296            229,372            199,457
  Less: extraordinary items - loss on early extinguishment of debt..                911              1,113              1,497
                                                                        ---------------    ---------------    ---------------
Net earnings........................................................            261,385            228,259            197,960
  Less: Preferred Share dividends...................................             25,340             23,733             20,938
                                                                        ---------------    ---------------    ---------------
Net earnings attributable to Common Shares - Basic..................     $      236,045     $      204,526     $      177,022
                                                                        ===============    ===============    ===============

Weighted average Common Shares outstanding - Basic..................            131,874            139,801            118,592
                                                                        ---------------    ---------------    ---------------
Weighted average Common Shares outstanding - Diluted................            137,730            139,829            125,825
                                                                        ---------------    ---------------    ---------------
Earnings before extraordinary items per Common Share:
       Basic........................................................     $         1.80     $         1.47     $         1.51
                                                                         ==============    ===============    ===============
       Diluted......................................................     $         1.78     $         1.47     $         1.50
                                                                        ===============    ===============    ===============
Net earnings per Common Share:
       Basic........................................................     $         1.79     $         1.46     $         1.49
                                                                        ===============    ===============    ===============
       Diluted......................................................     $         1.78     $         1.46     $         1.49
                                                                        ===============    ===============    ===============
Distributions paid per Common Share.................................     $         1.54     $         1.48     $         1.39
                                                                        ===============    ===============    ===============

  The accompanying notes are an integral part of these financial statements.

                           Archstone Communities Trust

                       Statements of Shareholders' Equity

                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                          Series A
                                         Convertible   Series B      Series C     Series D
                                          Preferred    Preferred     Preferred    Preferred
                                          Shares at    Shares at     Shares at    Shares at
                                          Aggregate    Aggregate     Aggregate    Aggregate    Common     Additional
                                         Liquidation  Liquidation   Liquidation  Liquidation  Shares at    Paid-in
                                         Preference   Preference    Preference   Preference   Par Value    Capital
                                         ---------------------------------------------------------------------------
Balances at December 31, 1997..........  $   135,210  $  105,000    $       -    $        -  $    92,634  $1,268,741
 Comprehensive income:
  Net Earnings.........................            -           -            -             -            -           -
  Preferred Share dividends paid.......            -           -            -             -            -           -
  Other comprehensive income...........            -           -            -             -            -           -

 Comprehensive income attributable
  to Common Shares.....................            -           -            -             -            -           -

 Common Share distributions............            -           -            -             -            -           -
 Atlantic Merger.......................            -           -       50,000             -       47,752   1,049,728
 Issuance of shares, net of expenses...            -           -            -             -        2,050      41,959
 Other, net............................      (17,695)          -            -             -          877      16,086
                                         ---------------------------------------------------------------------------

Balances at December 31, 1998..........      117,515     105,000       50,000             -      143,313   2,376,514
 Comprehensive income:
  Net Earnings.........................            -           -            -             -            -           -
  Preferred Share dividends paid.......            -           -            -             -            -           -
  Other comprehensive income...........            -           -            -             -            -           -

 Comprehensive income attributable
  to Common Shares.....................            -           -            -             -            -           -

 Common Share distributions............            -           -            -             -            -           -
 Repurchase of shares, net of expenses.         (750)          -            -             -       (6,098)   (114,733)
 Issuance of shares, net of expenses...            -           -            -        50,000            -      (1,740)
 Other, net............................      (24,130)          -            -             -        1,793      30,985
                                         ---------------------------------------------------------------------------

Balances at December 31, 1999..........       92,635     105,000       50,000        50,000      139,008   2,291,026
 Comprehensive income:
  Net Earnings.........................            -           -            -             -            -           -
  Preferred Share dividends paid.......            -           -            -             -            -           -
  Other comprehensive income...........            -           -            -             -            -           -

 Comprehensive income attributable
  to Common Shares.....................            -           -            -             -            -           -

 Common Share distributions............            -           -            -             -            -           -
 Repurchase of shares, net of expenses.            -        (330)        (270)         (195)     (17,479)   (366,268)
 Other, net............................       (9,984)          -            -             -        1,309      24,512
                                         ---------------------------------------------------------------------------

Balances at December 31, 2000..........  $    82,651  $  104,670    $  49,730    $   49,805  $   122,838  $1,949,270
                                         ===========================================================================

                                                          Employee     Distributions
                                         Unrealized        Share         in Excess
                                          Holding         Purchase        of Net
                                         Gain (Loss)       Notes         Earnings        Total
                                         --------------------------------------------------------
Balances at December 31, 1997..........  $    83,794    $   (17,238)   $  (127,705)   $ 1,540,436
 Comprehensive income:
  Net Earnings.........................            -              -        197,960        197,960
  Preferred Share dividends paid.......            -              -        (20,938)       (20,938)
  Other comprehensive income...........      (83,794)             -              -        (83,794)
                                                                                      -----------
 Comprehensive income attributable
  to Common Shares.....................            -              -              -         93,228
                                                                                      -----------
 Common Share distributions............            -              -       (187,059)      (187,059)
 Atlantic Merger.......................            -        (11,338)             -      1,136,142
 Issuance of shares, net of expenses...            -              -              -         44,009
 Other, net............................            -          2,301              -          1,569
                                         --------------------------------------------------------

Balances at December 31, 1998..........            -        (26,275)      (137,742)     2,628,325
 Comprehensive income:
  Net Earnings.........................            -              -        228,259        228,259
  Preferred Share dividends paid.......            -              -        (23,733)       (23,733)
  Other comprehensive income...........          394              -              -            394
                                                                                      -----------
 Comprehensive income attributable
  to Common Shares.....................            -              -              -        204,920
                                                                                      -----------
 Common Share distributions............            -              -       (208,173)      (208,173)
 Repurchase of shares, net of expenses.            -              -              -       (121,581)
 Issuance of shares, net of expenses...            -              -              -         48,260
 Other, net............................            -          7,105              2         15,755
                                         --------------------------------------------------------

Balances at December 31, 1999..........          394        (19,170)      (141,387)     2,567,506
 Comprehensive income:
  Net Earnings.........................            -              -        261,385        261,385
  Preferred Share dividends paid.......            -              -        (25,340)       (25,340)
  Other comprehensive income...........        2,423              -              -          2,423
                                                                                      -----------
 Comprehensive income attributable
  to Common Shares.....................            -              -              -        238,468
                                                                                      -----------
 Common Share distributions............            -              -       (198,069)      (198,069)
 Repurchase of shares, net of expenses.            -              -              -       (384,542)
 Other, net............................            -         12,406              -         28,243
                                         --------------------------------------------------------

Balances at December 31, 2000..........  $     2,817    $    (6,764)   $  (103,411)   $ 2,251,606
                                         ========================================================

  The accompanying notes are an integral part of these financial statements.

                          Archstone Communities Trust

                           Statements of Cash Flows
                                (In thousands)

                                                                                             Years Ended December 31,
                                                                                      -------------------------------------
                                                                                        2000           1999          1998
                                                                                      ---------     ---------     ---------
Operating activities:
   Net earnings...................................................................    $ 261,385     $ 228,259     $ 197,960
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
       Depreciation and amortization..............................................      145,571       133,817        96,908
       Gains on dispositions of depreciated real estate, net......................      (93,071)      (62,093)      (65,531)
       Gain on exchange of Homestead mortgage notes, net of writedown.............       (6,560)            -             -
       Provision for possible loss on investments.................................        5,200         2,000         4,700
       Extraordinary item.........................................................          911         1,113         1,497
       Minority interest..........................................................        7,241         2,060           645
   Change in accounts payable, accrued expenses and other liabilities.............        6,277       (16,581)        6,527
   Other, net.....................................................................       (4,634)        7,435       (11,553)
                                                                                      ---------     ---------     ---------
       Net cash flow provided by operating activities.............................      322,320       296,010       231,153
                                                                                      ---------     ---------     ---------
Investing activities:
   Real estate investments........................................................     (671,148)     (769,076)     (688,151)
   Change in investments in and advances to unconsolidated real estate entities...      (68,995)      (32,729)            -
   Proceeds from dispositions, net of closing costs...............................      770,679       572,741       401,031
   Cash acquired in Atlantic Merger...............................................            -             -        79,359
   Change in tax-deferred exchange escrow.........................................       65,455        22,145       (90,874)
   Change in pursuit costs and earnest money deposits.............................       14,798        (9,376)       (5,438)
   Funding of convertible mortgage notes receivable...............................            -             -       (11,895)
   Other, net.....................................................................       (5,226)       (7,619)       (2,796)
                                                                                      ---------     ---------     ---------
       Net cash flow provided by (used in) investing activities...................      105,563      (223,914)     (318,764)
                                                                                      ---------     ---------     ---------

Financing activities:
   Proceeds from (payments on) unsecured long-term debt...........................      125,000       (30,000)      447,200
   Debt issuance costs............................................................      (10,372)       (6,304)      (14,281)
   Proceeds from secured debt.....................................................      156,527        36,206       268,450
   Proceeds from  tax-exempt bond refinancing.....................................            -        16,000             -
   Principal prepayments of mortgages payable.....................................      (41,658)      (57,574)     (107,009)
   Regularly scheduled  principal payments on mortgages payable...................       (4,833)       (5,391)       (4,316)
   Proceeds from (repayments on) unsecured credit facilities, net.................     (299,817)      228,885      (356,621)
   Repurchase of Common and Preferred Shares......................................     (179,461)     (121,581)            -
   Proceeds from issuance of Common Shares, net...................................            -             -        44,009
   Proceeds from issuance of Preferred Shares and perpetual preferred units.......       31,215        90,229             -
   Cash dividends paid on Common Shares...........................................     (201,257)     (208,018)     (165,190)
   Cash dividends paid on Preferred Shares........................................      (25,340)      (23,733)      (20,938)
   Cash dividends paid to minority interests......................................       (7,241)       (2,060)         (645)
   Proceeds from dividend reinvestment and repayment of share purchase loans, net.       18,646         7,251           470
   Other, net.....................................................................        9,713         3,947         1,674
                                                                                      ---------     ---------     ---------
       Net cash flow provided by (used in) financing activities...................     (428,878)      (72,143)       92,803
                                                                                      ---------     ---------     ---------
Net change in cash and cash equivalents...........................................         (995)          (47)        5,192
Cash and cash equivalents at beginning of period..................................       10,072        10,119         4,927
                                                                                      ---------     ---------     ---------
Cash and cash equivalents at end of period........................................    $   9,077     $  10,072     $  10,119
                                                                                      =========     =========     =========

See Note 15 for supplemental information on non-cash investing and financing activities.

  The accompanying notes are an integral part of these financial statements.

                          Archstone Communities Trust

                         Notes to Financial Statements

                       December 31, 2000, 1999 and 1998

(1)  Description of Business and Summary of Significant Accounting Policies

  Business

     Archstone is an equity REIT organized in 1963 under the laws of the State of Maryland. We are focused on the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in protected markets throughout the United States characterized by: (i) limited new supply;
(ii) expensive single-family home prices; and (iii) strong economic fundamentals.

  Principles of Consolidation

     The accounts of Archstone and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for investments when we do not control but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

  Use of estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less.

  Restricted Cash in Tax-Deferred Exchange Escrow

     Represents disposition proceeds which have been set aside and designated to fund future tax deferred exchanges of qualifying real estate investments.

  Real Estate and Depreciation

     Real estate, other than properties held for sale, is carried at cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment's book value to its estimated future cash flows, on an undiscounted basis.

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

                          Archstone Communities Trust

     Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

          Buildings and related land improvements....... 20-40 years
          Furniture, fixtures, equipment and other......  5-10 years

  Interest

     During 2000, 1999 and 1998, the total interest paid in cash on all outstanding debt, was $157.7 million, $148.0 million and $96.4 million, respectively.

     We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2000, 1999 and 1998 aggregated $24.3 million, $31.9 million and $29.9 million, respectively.

  Cost of Raising Capital

     Costs incurred in connection with the issuance of equity securities are deducted from shareholders' equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with old debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 2000, 1999 and 1998 was $5.0 million, $4.8 million and $3.3 million, respectively.

  Interest Rate Contracts

     We occasionally utilize derivative financial instruments to lower our overall borrowing costs and designate these financial instruments as hedges of specific liabilities or anticipated transactions. The costs associated with entering into these agreements, as well as the related gains or losses on such agreements, are deferred and are amortized into interest expense over the term of the underlying debt. See Note 11 for additional information.

  Revenue and Gain Recognition

     We generally lease our apartment units under operating leases with terms of one-year or less. Rental revenue is recognized according to the terms of the underlying leases which approximates the revenue which would be recognized if spread evenly over the lease term.

     Gains on sales of real estate are recorded when the recognition criteria set forth by GAAP have been met.

  Rental Expenses

     Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities (net of utility reimbursements from residents), repairs and maintenance, make-ready, property insurance, marketing, landscaping and other on-site and related administrative costs.

  Federal Income Taxes

     We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a REIT and have made all required distributions of our taxable income. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

                          Archstone Communities Trust

  Comprehensive Income

     Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Shareholders' Equity. The amounts reflected as "other comprehensive income" in 2000 and 1999 reflect unrealized holding gains and losses on the change in market values for various available-for-sale investments.

  Per Share Data

     Following is a reconciliation of basic earnings per share to diluted earnings per share for the periods indicated (in thousands):

                                                                                                December 31,
                                                                                   --------------------------------------
                                                                                      2000          1999          1998
                                                                                   ----------    ----------    ----------
Reconciliation of numerator between basic and diluted net earnings per Common Share (1):

Net earnings attributable to Common Shares - Basic..............................   $  236,045    $  204,526    $  177,022
   Dividends on  Series A Convertible Preferred Shares..........................        7,254             -         9,332
   Minority interest - convertible operating partnership units..................        1,326             -           645
                                                                                   ----------    ----------    ----------
Net earnings attributable to Common Shares - Diluted............................   $  244,625    $  204,526    $  186,999
                                                                                   ==========    ==========    ==========
Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares outstanding - Basic....................      131,874       139,801       118,592
   Assumed conversion of Series A Convertible Preferred Shares into
      Common Shares.............................................................        4,721             -         6,765
   Minority interest - convertible operating partnership units..................          876             -           458
   Incremental options and warrants.............................................          259            28            10
                                                                                   ----------    ----------    ----------
Weighted average number of Common Shares outstanding - Diluted..................      137,730       139,829       125,825
                                                                                   ==========    ==========    ==========

(1) Excludes the impact of potentially dilutive equity securities during the periods in which they are anti-dilutive.

  Reclassifications

     Certain of the 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

                          Archstone Communities Trust

(2)  Real Estate

  Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                                    December 31,
                                                          --------------------------------------------------------------
                                                                      2000                              1999
                                                          ----------------------------      ----------------------------
                                                           Investment         Units          Investment         Units
                                                          ------------     -----------      ------------     -----------
Apartment communities:
  Operating communities................................    $ 4,651,275          62,509       $ 4,444,289          68,255
  Communities under construction (1)...................        298,519           4,107           563,020           7,830
  Development communities In Planning (1)
     Owned.............................................         75,662           1,902            45,481           2,096
     Under Control (2).................................              -           2,167                 -           2,375
                                                          ------------     -----------      ------------     -----------
       Total development communities In Planning.......         75,662           4,069            45,481           4,471
                                                          ------------     -----------      ------------     -----------
     Total apartment communities.......................      5,025,456          70,685         5,052,790          80,556
                                                          ------------     ===========      ------------     ===========
Other real estate assets...............................         10,584                            10,826
Hotel asset............................................         22,870                            22,870
                                                          ------------                      ------------
         Total real estate.............................    $ 5,058,910                       $ 5,086,486
                                                          ============                      ============

(1) Unit information is based on management's estimates and has not been audited or reviewed by Archstone's independent auditors.
(2) Archstone's investment as of December 31, 2000 and 1999 for developments Under Control was $5.9 million and $5.3 million, respectively, and is reflected in the "Other assets" caption of Archstone's Balance Sheets.

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

     As part of our operating strategy, we periodically evaluate each community's physical condition relative to established business objectives and the community's competitive position in its market. In conducting these evaluations, we consider our return on investment in relation to our long-term cost of capital as well as our research and analysis of competitive market factors. Based on these factors, we make decisions on needed capital expenditures, which are classified as either "redevelopment" or "recurring".

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

     Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one-year, which are incurred to maintain a community's long-term physical condition at a level commensurate with our stringent operating standards. Examples of recurring capital expenditures include roof replacements, parking lot resurfacing and exterior painting.

                          Archstone Communities Trust

     Repairs, maintenance and make-ready expenditures (including the replacement of carpets, appliances and other interior items) are expensed as incurred, to the extent they are not incremental first year deferred maintenance costs needed to reposition an asset. Make-ready expenditures are costs incurred in preparing a vacant apartment unit for the next resident.

     The change in investments in real estate at cost, consisted of the following (in thousands):

                                                                            Year Ended December 31,
                                                                -------------------------------------------------
                                                                    2000               1999              1998
                                                                -----------        -----------        -----------
Balance at January 1.........................................   $ 5,086,486        $ 4,771,315        $ 2,567,599
                                                                -----------        -----------        -----------
Apartment communities:
  Real estate assets acquired in the Atlantic Merger.........             -                  -          1,823,727
  Acquisition-related expenditures...........................       372,539            401,392            268,465
  Redevelopment expenditures.................................        37,547             72,517             56,321
  Recurring capital expenditures.............................        13,937             13,022              9,461
  Development expenditures, excluding land acquisitions......       228,819            334,049            346,629
  Acquisition and improvement of land for development........        68,308             43,417             45,739
  Dispositions...............................................      (743,287)          (542,554)          (342,066)
  Provision for possible loss on investments.................        (5,200)              (450)                 -
                                                                -----------        -----------        -----------
Net apartment community activity.............................       (27,337)           321,393          2,208,276
                                                                -----------        -----------        -----------


Other:
       Change in other real estate assets....................          (239)            (4,672)            (3,860)
       Provision for possible loss on investments............             -             (1,550)              (700)
                                                                -----------        -----------        -----------
Net other activity...........................................          (239)            (6,222)            (4,560)
                                                                -----------        -----------        -----------
Balance at December 31.......................................   $ 5,058,910        $ 5,086,486        $ 4,771,315
                                                                ===========        ===========        ===========

     At December 31, 2000, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $182.6 million of which $176.7 million related to communities under construction.

     We were committed to the sale of seven apartment communities and certain other real estate assets having an aggregate carrying value of $107.7 million as of December 31, 2000. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from communities held for disposition at December 31, 2000, which are included in Archstone's earnings from operations for 2000, 1999 and 1998, were $5.6 million, $5.3 million and $5.5 million, respectively.

                          Archstone Communities Trust

(3)  Investments in and Advances to Unconsolidated Real Estate Entities

     We have investments in entities that we account for using the equity method. The most significant of these investments are discussed below.

     Ameriton is a corporation whose business is acquiring and developing properties to sell to third parties. Archstone owns all Class B non-voting common shares, which entitles us to 95% of the net operating cash flow of Ameriton. Our investments in and advances to Ameriton at December 31, 2000 and December 31, 1999 were $209.3 million and $130.8 million, respectively.

     In June and July of 2000, we formed two joint ventures with FIIB. The ventures were formed through our contribution of a total of 11 apartment communities with an estimated aggregate fair value of approximately $237.0 million. FIIB contributed a total of $66.7 million of cash for an 80% ownership interest in each of the ventures. The ventures also obtained an aggregate of $153.7 million in mortgage loans from Freddie Mac secured by the 11 communities. We maintained a 20% ownership interest in each of the ventures valued at approximately $16.7 million and received cash distributions totaling $220.4 million. For financial reporting purposes, we accounted for the transactions as a partial disposition of the communities, which resulted in recognition of an aggregate net gain of $13.3 million. We only recognized 80% of the total gain, due to the 20% continuing ownership interest in the joint ventures. The ventures have a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. We receive management fees for managing the communities and the ventures.

(4)  Mortgage Notes Receivable

     In October 1996, we contributed 54 extended-stay-lodging assets to Homestead in exchange for common stock and convertible mortgage notes. The common stock was distributed to our shareholders in November 1996. In total, we received $221.3 million (face amount) of convertible mortgage notes in exchange for development financing provided to Homestead from 1996 through 1998, including the notes received in exchange for the initial contribution of properties.

     During the three months ended March 31, 2000, we determined that for various reasons, including the then proposed transaction that eliminated the publicly traded common shares of Homestead, the conversion feature associated with our Homestead mortgage notes had no continuing economic value. Therefore, a write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was recorded. The remaining balances associated with the convertible mortgage notes were not affected.

     In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. The Homestead mortgage notes and related balances had a net book value of $195.7 million on the date of the transaction. We recognized a gain of $9.3 million related to this transaction in the third quarter of 2000.

(5)  Borrowings

  Unsecured Credit Facilities

     In December 2000, we closed a $580 million unsecured revolving line of credit facility, which replaced our previous line that was scheduled to mature in 2001. The $0.9 million in unamortized loan costs related to the prior line were expensed as an extraordinary item in 2000.

                          Archstone Communities Trust

     The $580 million unsecured revolving credit facility is provided by a group of financial institutions led by The Chase Manhattan Bank. The $580 million unsecured credit facility matures in December 2003 and provides us with a one-year extension option. The unsecured credit facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR (6.75% at December 31, 2000 and an average of 6.41% for the year ended December 31, 2000) plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $290 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, we pay a facility fee, which can vary from 0.125% to 0.200% of the commitment, (current facility fee is 0.15%) based upon the rating of our Long-Term Unsecured Debt. Archstone paid facility fees on unsecured credit facilities of $1.1 million, $1.1 million and $0.8 million in 2000, 1999 and 1998, respectively.

     The following table summarizes our unsecured credit facility borrowings (in thousands, except for percentages):

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                   2000          1999
                                                                 ---------     ---------
          Total unsecured credit facility.....................   $ 580,000     $ 750,000
          Borrowings outstanding at December 31...............     150,000       485,000
          Weighted average daily borrowings...................     305,016       387,082
          Maximum borrowings outstanding during the period....   $ 618,000     $ 485,000
          Weighted average daily nominal interest rate........        7.01%         5.98%
          Weighted average daily effective interest rate......        7.45%         6.37%

     We also have a short-term unsecured borrowing agreement with The Chase Manhattan Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 6.25% to 7.63% during 2000. At December 31, 2000 and 1999, there were $43.7 million and $8.5 million of borrowings outstanding under this agreement, respectively.

  Long-Term Unsecured Debt

     A summary of our Long-Term Unsecured Debt outstanding at December 31, 2000 and 1999 follows (dollar amounts in thousands):

                                                           Effective       Balance at      Balance at        Average
                                             Coupon        Interest       December 31,    December 31,      Remaining
             Type of Debt                   Rate (1)       Rate (2)           2000            1999         Life (Years)
----------------------------------------   -----------    -----------    -------------   --------------   -------------
Long-term unsecured senior notes........      7.48%          7.68%       $   1,325,547   $    1,200,857        6.9
Unsecured tax-exempt bonds..............      4.79%          5.14%              75,715           75,715        7.4
                                           -----------    -----------    -------------   --------------   -------------
  Total/average.........................      7.34%          7.54%       $   1,401,262   $    1,276,572        7.0
                                           ===========    ===========    =============   ==============   =============

(1) Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2) Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

                          Archstone Communities Trust

     The $1.3 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual interest payments and are due upon maturity in 2008 (see - Scheduled Debt Maturities). The notes are generally redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are generally redeemable upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

  Mortgages Payable

     Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest only payments with balloon payments due at maturity (see - Scheduled Debt Maturities). A summary of mortgages payable outstanding at December 31, 2000 follows (dollar amounts in thousands):

                                        Effective Interest   Principal Balance at December 31,
Type of Mortgage                             Rate (1)              2000             1999
--------------------------------------  ------------------   ---------------   ---------------
Fannie Mae (2)........................        6.96%          $       406,989   $       304,365
Conventional fixed rate...............        7.76%                  200,694           110,776
Tax-exempt fixed rate.................        7.30%                   17,676            56,576
Tax-exempt floating rate..............        5.10%                  226,325           192,847
Other.................................        5.65%                   24,120            30,384
                                        ------------------   ---------------   ---------------
  Total/average mortgage debt.........        6.63%          $       875,804   $       694,948
                                        ==================   ===============   ===============

(1) Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable, as of December 31, 2000.
(2) Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures January 2006, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

     The changes in mortgages payable during 2000 and 1999 consisted of the following (in thousands):

                                                          2000          1999
                                                       ----------    ----------
Balances at January 1...............................   $  694,948    $  676,613
  Notes assumed or originated.......................      227,536       141,613
  Bond refinancing..................................       (2,420)      (59,715)
  Regularly scheduled principal amortization........       (4,833)       (5,391)
  Prepayments, final maturities and other...........      (39,427)      (58,172)
                                                       ----------    ----------
Balances at December 31.............................   $  875,804    $  694,948
                                                       ==========    ==========

                          Archstone Communities Trust

  Scheduled Debt Maturities

    Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

                                                                      Mortgages Payable
                                                         ---------------------------------------
                                                               Regularly
                                         Long-Term             Scheduled            Final
                                         Unsecured             Principal          Maturities
                                            Debt             Amortization          and Other             Total
                                    -------------------  -------------------  ------------------  ------------------
     2001......................      $           70,010   $            5,738   $           5,121   $          80,869
     2002......................                  97,810                6,288                 102             104,200
     2003......................                 171,560                6,656              14,843             193,059
     2004......................                  51,560                7,069              36,448              95,077
     2005......................                 251,560                7,355              28,018             286,933
     Thereafter................                 758,762              110,264             647,902           1,516,928
                                    -------------------  -------------------  ------------------  ------------------
          Total................      $        1,401,262   $          143,370   $         732,434   $       2,277,066
                                    ===================  ===================  ==================  ==================

    The average annual principal payments due from 2006 to 2020 are $99.1 million per year.

    The $580 million unsecured credit facility matures in December 2003 and has a one-year extension option.

  Other

    Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2000.

    See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.

(6) Distributions to Shareholders

    To maintain our status as a REIT, we are generally required to distribute at least 90% of our taxable income (95% for taxable years ending prior to January 1, 2001). The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. At its December 2000 Board meeting, the Board announced an anticipated increase in the annual distribution level from $1.54 to $1.64 per Common Share.

    The following table summarizes the cash dividends paid per share on Common Shares and Preferred Shares in 2000, 1999 and 1998:

                                                                   2000                 1999                 1998
                                                              ---------------     ----------------     ----------------
          Common Shares.....................................   $         1.54      $          1.48      $          1.39
          Series A Convertible Preferred Shares.............   $         2.07      $          1.99      $          1.87
          Series B Preferred Shares.........................   $         2.25      $          2.25      $          2.25
          Series C Preferred Shares (1).....................   $         2.16      $          2.16      $          1.08
          Series D Preferred Shares (2).....................   $         2.19      $          0.88      $             -

(1)  In 1998, represents dividends paid subsequent to the Atlantic Merger.
(2) Shares were issued in August 1999. The annualized dividend level is $2.1875 per share.

                          Archstone Communities Trust

(7) Minority Interest

  Perpetual Preferred Units

    At various dates, consolidated subsidiaries of Archstone have issued perpetual preferred units to limited partnerships in exchange for cash. The total net proceeds of $31.2 million in 2000 and $42.0 million in 1999 from the issuance of these units were used to repay borrowings under our unsecured credit facilities. All perpetual preferred units issued to date have a liquidation preference of $25 per unit and are paid a fixed cumulative quarterly distribution each quarter. We have the option to redeem the units at par on dates ranging from 2004 to 2005. Unless redeemed, the units are convertible into a specified series of non-convertible preferred shares after certain dates. Following is a summary of outstanding perpetual preferred units as of December 31, 2000:

                                                                                       Annual
                                                                   Total            Distribution
                                                                Liquidation             Rate               Convertible
        Effective Issuance Date                 Units           Preference           (Per unit)            on or After
----------------------------------------   --------------   -----------------   ------------------   ------------------------
  Series E........  August 13, 1999               520,000    $     13 million    $          2.0938     August 13, 2009
  Series E........  November 19, 1999             400,000          10 million               2.0938     November 19, 1999
  Series E........  February 4, 2000              680,000          17 million               2.0938     August 13, 2009
                                           --------------   -----------------   ------------------
                                                1,600,000    $     40 million    $          2.0938
  Series F........  September 27, 1999            800,000          20 million               2.0313     September 27, 2009
  Series G........  March 3, 2000                 600,000          15 million               2.1563     March 3, 2010
                                           --------------   -----------------   ------------------
                                                3,000,000    $     75 million    $          2.0896
                                           ==============   =================   ==================

  Convertible Operating Partnership Units

    As of December 31, 2000, 1999 and 1998, there were 949,000, 598,000 and
913,000 convertible partnership units outstanding that had been issued by consolidated subsidiaries of Archstone in exchange for real estate assets. The units are convertible into Common Shares on a one-for-one basis and are generally entitled to distributions in amounts equal to those distributed on Common Shares.

  General

    All of the units are reflected as minority interest in the accompanying Balance Sheets. The income allocated to these minority interests, which is generally equal to the amount of unit distributions, is reflected as minority interest expense in the accompanying Statements of Earnings.

(8) Shareholders' Equity

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

                          Archstone Communities Trust

  Preferred Shares

      The Series A Convertible Preferred Shares issued in November 1993 have a liquidation preference of $25 per share for an aggregate liquidation preference at December 31, 2000 of $82.7 million. Holders of the Series A Convertible Preferred Shares are entitled only to limited voting rights under certain conditions. Each Series A Convertible Preferred Share is convertible, in whole or in part at the option of the holder at any time, into 1.3469 Common Shares. During 2000, 1999 and 1998, approximately 399,000, 965,000 and 708,000 of Series
A Convertible Preferred Shares were converted into approximately 538,000, 1,300,000 and 953,000 Common Shares, respectively. This activity is included in "Other, net" in the accompanying Statements of Shareholders' Equity.

      Distributions on the Series A Convertible Preferred Shares are payable in an amount per share equal to the greater of $1.75 per annum or the annualized quarterly distribution rate on the Common Shares multiplied by the 1.3469 conversion factor. Based on our anticipated 2001 Common Share dividend level, the annualized dividend on the Series A Convertible Preferred Shares will be $2.209. The Series A Convertible Preferred Shares are redeemable at our option after November 30, 2003.

      A summary of Archstone's Series B, Series C and Series D Preferred Shares outstanding at December 31, 2000 follows:

                                                         Liquidation           Total
                                         Shares          Preference         Liquidation          Dividend           Redeemable
   Perpetual Preferred Shares         Outstanding        (Per share)         Preference        (Per share)        on or After (1)
--------------------------------   ----------------  ------------------  -----------------  ----------------  --------------------
Series B........................      4.2 million      $          25.00    $ 104.7 million    $       2.2500    May 24, 2000
Series C........................      2.0 million                 25.00       49.7 million            2.1563    August 20, 2002
Series D........................      2.0 million                 25.00       49.8 million            2.1875    August 6, 2004
                                   ----------------  ------------------  -----------------  ----------------
                                      8.2 million      $          25.00    $ 204.2 million    $       2.2120
                                   ================  ==================  =================  ================

(1) We may redeem the shares for cash, in whole or in part, at a redemption price of $25 per share plus any accrued but unpaid distributions, if any, to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid distributions) is payable solely out of the sale proceeds of other shares of Archstone, which may include other series of preferred shares.

      The holders of the Preferred Shares do not have preemptive rights over the holders of Common Shares. The Preferred Shares have no stated maturity and are not subject to any sinking fund and we are not obligated to redeem or retire the shares. Holders of the Preferred Shares are entitled to receive, when and as declared by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions. The Series B, Series C and Series D Preferred Shares are not convertible into any other Archstone securities.

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

                          Archstone Communities Trust

  Dividend Reinvestment and Share Purchase Plan

    We established the Dividend Reinvestment and Share Purchase Plan in December 1997 to increase ownership in the company by private investors. Under the plan, holders of Common Shares have the ability to automatically reinvest their cash dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares. The amount purchased by an individual is limited to a maximum of $5,000 per month, with any investments above the limitation requiring company approval. We have not granted approval for any purchases above the $5,000 threshold since inception of the plan. In January 1998, we filed a registration statement with the SEC registering the offering of 2,000,000 Common Shares, which may be issued pursuant to the terms of the plan. As of December 31, 2000 Archstone had 1,138,827 Common Shares left to issue under this plan.

  Ownership Restrictions and Significant Shareholder

    Our governing documents restrict beneficial ownership of our outstanding shares by a single person, or persons acting as a group, to 9.8% of the Common Shares and 25% of each series of Preferred Shares. The purpose of these provisions is to assist in protecting and preserving our REIT status and to protect the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of shares without first negotiating with the Board. For us to qualify as a REIT under the Internal Revenue Code of 1986, as amended, not more than 50% in value of our outstanding capital shares may be owned by five or fewer individuals at any time during the last half of our taxable year. The provision permits five persons to acquire up to a maximum of 9.8% each of the Common Shares, or an aggregate of 49% of the outstanding Common Shares.

    Common Shares owned by a person or group of persons in excess of the 9.8% limit is subject to redemption. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that our eligibility to qualify as a REIT for federal income tax purposes will not be jeopardized or the disqualification as a REIT is advantageous to shareholders.

    Under an investor agreement executed in 1990, the Board permitted Security Capital to acquire up to 49% of Archstone's fully converted Common Shares. Security Capital's ownership of Common Shares is attributed for tax purposes to its shareholders. In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. In addition, Security Capital sold 5.3 million Common Shares to other investors during 2000, reducing its investment to 25.8% of our outstanding Common Shares at December 31, 2000. See Note 16 for additional information on Security Capital's liquidation of its remaining investment in Archstone's Common Shares subsequent to year-end.

                          Archstone Communities Trust

  Purchase Rights

    In 1994, the Board authorized a shareholder distribution of one purchase right for each Common Share held. Holders of additional Common Shares issued after this date and prior to the expiration of the purchase rights in July 2004 will be entitled to one purchase right for each additional Common Share.

    Each purchase right entitles the holder under certain circumstances to purchase from Archstone one one-hundredth of a Participating Preferred Share at a price of $60 per one one-hundredth of a Participating Preferred Share, subject to adjustment. Purchase rights are exercisable when a person or group of persons acquires beneficial ownership of 20% or more of the fully converted Common Shares (49% in the case of Security Capital and certain defined affiliates), or takes formal actions, the intent of which would result in the beneficial ownership by a person of 25% or more of the outstanding Common Shares (49% in the case of Security Capital and certain defined affiliates). Under certain circumstances, each purchase right entitles the holder to purchase, at the purchase right's then current exercise price, a number of Common Shares having a market value of twice the purchase right's exercise price. The acquisition of Archstone pursuant to certain transactions or other business transactions would entitle each holder to purchase, at the purchase right's then current exercise price, a number of the acquiring company's common shares having a market value at that time equal to twice the purchase right's exercise price. The purchase rights will expire in July 2004 and are subject to redemption in whole, but not in part, at a price of $0.01 per purchase right payable in cash, shares of Archstone or any other form of consideration determined by the Board.

  Shelf Registration

    In December 1998, we filed a $750 million shelf registration with the SEC to supplement an existing shelf registration with a balance of $77.2 million.
These securities can be issued in the form of Long-Term Unsecured Debt, Common Shares or Preferred Shares on an as-needed basis, subject to our ability to complete offerings on satisfactory terms. As of December 31, 2000 we had approximately $577.2 million in shelf-registered securities available for issuance.

(9) Atlantic Merger

    In July 1998, Security Capital Atlantic Incorporated ("Atlantic"), an affiliated apartment REIT which operated primarily in the southeast and mid-Atlantic markets of the United States, was merged with and into Security Capital Pacific Trust ("Pacific"). Atlantic and Pacific traded on the NYSE under the symbols "SCA" and "PTR," respectively, prior to the merger. The combined company continued its existence under the name Archstone and is traded on the NYSE under the symbol "ASN." In accordance with the terms of the Atlantic Merger, each outstanding Atlantic common share was converted into the right to receive one Common Share and each outstanding Atlantic Series A preferred share was converted into the right to receive one comparable share of a new class of Series C Preferred Shares. As a result, 47,752,052 Common Shares and 2,000,000 Series C Preferred Shares were issued to Atlantic's shareholders in exchange for all of the outstanding Atlantic common shares and Atlantic Series A preferred shares. In addition, Archstone assumed Atlantic's debt and other liabilities. The Atlantic Merger added 91 operating apartment communities (24,414 units) and 34 development communities (9,358 units) to the portfolio. The total purchase price paid for Atlantic aggregated approximately $1.9 billion. The transaction was structured as a tax-free transaction and was accounted for under the purchase method.

                          Archstone Communities Trust

     The following summarized pro forma unaudited information represents the combined historical operating results of Pacific and Atlantic with the appropriate purchase accounting adjustments, assuming the Atlantic Merger had occurred on January 1, 1998. The pro forma financial information presented is not necessarily indicative of what Archstone's actual operating results would have been had the two companies constituted a single entity during such periods (in thousands, except per share amounts).

                                                                                                Year Ended
                                                                                             December 31, 1998
                                                                                           --------------------
Total revenues..........................................................................    $           610,866
                                                                                           ====================
Net earnings attributable to Common Shares before extraordinary items...................    $           201,562
                                                                                           ====================
Net earnings attributable to Common Shares..............................................    $           199,842
                                                                                           ====================
Weighted average Common Shares outstanding:
       Basic............................................................................                141,939
                                                                                           ====================
       Diluted..........................................................................                148,714
                                                                                           ====================
Earnings attributable to Common Shares before extraordinary items per Common Share:
       Basic and Diluted................................................................    $              1.42
                                                                                           ====================
Net earnings attributable to Common Shares per Common Share:
       Basic and Diluted................................................................    $              1.41
                                                                                           ====================

(10) Benefit Plans

     In September 1997, our Common Shareholders approved the long-term incentive plan. To date, there have been four types of awards issued under the plan: (i) an employee share purchase program with matching options; (ii) share options with a dividend equivalent unit ("DEU") feature; (iii) share options without a DEU feature; and (iv) restricted Common Share unit awards with a DEU feature.
No more than 8,650,000 share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 500,000 share or option awards in any one-year period. As of December 31, 2000 Archstone had 2,106,918 share awards available for future grants. The plan has a 10-year term.

   1997 Employee Share Purchase Program with Matching Options

     As of December 31, 2000, there were 333,555 Common Shares outstanding that had been purchased by certain officers and other employees at prices ranging from $22.06 to $23.34 per Common Share under the employee share purchase program. This share purchase program was conducted in 1997 when Archstone became an internally managed REIT. There have been no employee share purchase programs initiated since that time. Archstone financed 95% of the total purchase price through 10-year notes from the participants. The share purchase notes are recorded as a reduction in shareholders' equity and are included in "Other, net" on the accompanying Statements of Shareholders' Equity. The notes bear interest at approximately 6.0% per annum. All dividends on the shares are applied to interest and principal on the notes, with no cash distributions to employees. The notes are fully recourse to the participant and are also secured by the Common Shares purchased. For each Common Share purchased, participants were granted two options. Each option entitles the participant to purchase one Common Share at the market price of the underlying share on the date of grant. The matching share options gradually vest over a five-year period. A reconciliation of the notes due from employees during 2000 and 1999 are summarized as follows (in thousands):

                                                                           2000                  1999
                                                                     ----------------      -----------------
               Beginning balance.................................    $         19,170      $          26,275
               Repayments upon sale of shares....................             (12,308)                (6,854)
               Regular principal payments........................                 (98)                  (251)
                                                                     ----------------      -----------------
                    Ending balance...............................    $          6,764      $          19,170
                                                                     ================      =================

     Of the notes outstanding at December 31, 2000, approximately $5.2 million were due from officers.

                          Archstone Communities Trust

  Dividend Equivalent Units

    Under the long-term incentive plan participants who are awarded share options or restricted Common Share units may be credited with DEUs with respect to such rewards. The DEUs credited in relation to share options or restricted Common Share units are awarded annually each year and vest under substantially the same terms as the underlying share options or restricted Common Shares.

    DEUs credited in relation to share options generally represent the average number of share options held at each record date, multiplied by the difference between the average annual dividend yield on Common Shares and the average dividend yield for the Standard & Poor's 500 Stock Index. The average annual dividend yield for the Standard & Poor's 500 Stock Index is not deducted when calculating DEUs credited in relation to restricted Common Share units or when calculating the DEUs earned on previously-earned DEUs. As of December 31, 2000, there were a total of 233,721 DEUs outstanding awarded to 123 holders of share options and restricted Common Share units. We recognize the value of the DEUs awarded as compensation expense over the vesting period, net of any previously recorded DEU expense related to forfeitures. The matching options granted in connection with the 1997 employee purchase program and all of the options granted in 2000 did not have a DEU feature.

  Share Options and Trustee Options

    The exercise price of each share option granted is equal to the Common Share closing price on the date of grant. The share options awarded generally vest at a rate of 25% per year.

    Additionally, Archstone has authorized 200,000 Common Shares for issuance to Outside Trustees. The exercise price of Outside Trustee options is equal to the average of the highest and lowest market price per share on the date of grant. All of the options granted prior to 1999 have a five-year term and are exercisable in whole or in part at any time. The options issued in 1999 and 2000 have a DEU feature, a 10-year term and vest over a four-year period.

    A summary of all share options outstanding at December 31, 2000 follows:



                                                                  Exercise Prices
                                                      ------------------------------------                         Weighted-Average
                                         Number of                                                                    Remaining
                                          Options            Range             Average        Expiration Date      Contractual Life
                                      --------------  ------------------  ----------------  -------------------  -------------------
Matching options under the 1997
 employee share purchase program....       1,243,884     $21.19 - $23.34  $          22.18       2007 - 2008          6.75 years
Share options with DEUs.............       1,608,120     $19.00 - $23.75  $          20.63       2007 - 2009          8.03 years
Share options without DEUs..........       1,215,209     $21.88 - $24.63  $          24.60              2010          9.92 years
Outside Trustees....................          86,000     $19.34 - $22.59  $          22.21       2001 - 2010          6.70 years
                                      --------------  ------------------  ----------------
Total...............................       4,153,213     $19.00 - $24.63  $          22.29
                                      ==============  ==================  ================

                          Archstone Communities Trust

    A summary of the status of our share option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                                                 Weighted              Number of
                                                          Number of          Average Exercise           Options
                                                           Options                 Price              Exercisable
                                                      ------------------   --------------------   ------------------
Balance/Average at December 31, 1997.............              1,885,417   $              21.99               38,000
                                                      ------------------   --------------------   ------------------
     Assumed in the Atlantic Merger..............              1,260,138                  22.44
     Granted.....................................              1,582,754                  20.67
     Exercised...................................                 (8,000)                 16.14
     Forfeited...................................               (563,660)                 22.30
                                                      ------------------   --------------------
Balance/Average at December 31, 1998.............              4,156,649   $              21.62               48,000
                                                      ------------------   --------------------   ------------------
     Granted.....................................                923,528                  20.74
     Exercised...................................                (10,000)                 18.83
     Forfeited...................................               (873,763)                 21.87
                                                      ------------------   --------------------
Balance/Average at December 31, 1999                           4,196,414   $              21.36              873,325
                                                      ------------------   --------------------   ------------------
     Granted.....................................              1,259,776                  24.51
     Exercised...................................               (371,333)                 21.49
     Forfeited...................................               (931,644)                 21.40
                                                      ------------------   --------------------
Balance/Average at December 31, 2000.............              4,153,213   $              22.29            1,182,120
                                                      ==================   ====================   ==================

  Proforma Compensation Expense

    We have adopted SFAS No. 123, Accounting for Stock-Based Compensation, which allows us to continue to account for our various share option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Under APB 25, if the exercise price of the share options equals the market price of the underlying share on the date of grant, no compensation expense is recognized. Accordingly, we did not recognize compensation expense related to share options, as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, net earnings attributable to Common Shares and earnings per Common Share for 2000, 1999 and 1998 would change as follows:

                                                                              2000                1999                1998
                                                                        -----------------   -----------------   -----------------
            Net earnings attributable to Common Shares
            (in thousands):
                    As reported....................................      $        236,045    $        204,526    $        177,022
                                                                        -----------------   -----------------   -----------------
                    Pro forma......................................      $        235,022    $        203,348    $        175,991
                                                                        =================   =================   =================

            Basic earnings per Common Share:
                    As reported....................................      $           1.79    $           1.46    $           1.49
                                                                        -----------------   -----------------   -----------------
                    Pro forma......................................      $           1.78    $           1.45    $           1.48
                                                                        =================   =================   =================

            Diluted earnings per Common Share:
                    As reported....................................      $           1.78    $           1.46    $           1.49
                                                                        -----------------   -----------------   -----------------
                    Pro forma......................................      $           1.77    $           1.45    $           1.48
                                                                        =================   =================   =================

   The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

                                                                   2000             1999              1998
                                                             ---------------   ---------------   --------------
          Weighted average risk-free interest rate...........          5.43%             6.52%            4.74%
          Weighted average dividend yield....................          6.77%             6.97%            6.43%
          Weighted average volatility........................         23.65%            16.31%           25.44%
          Weighted average expected option life..............     6.25 years        6.27 years       6.74 years

                          Archstone Communities Trust

     The weighted average fair value of all options granted (excluding Trustee options) was approximately $3.00, $2.00 and $3.00 per option during 2000, 1999 and 1998, respectively.

  Restricted Common Share Unit Awards

     During 2000, 1999 and 1998 we awarded 131,942, 360,394 and 220,572 restricted Common Share units with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 92,029 have been forfeited. Each restricted Common Share unit is subject to certain vesting provisions, and upon settlement provides the holder with one Common Share. The restricted Common Share units and related DEU feature generally vest at 20%-50% per year over a two-to five-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

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

  Deferred Fee Plan for Non-Employee Trustees

     Each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees are accrued based on the amount that would be payable if he had used the cash to purchase Common Shares on the date the fee was received and reinvested any dividends received during the deferral period into additional Common Shares. Distributions can be deferred up to the date the Trustee ceases to serve on the Board and are payable in Common Shares.

(11) Financial Instruments

  Fair Value of Financial Instruments

     At December 30, 2000 and 1999, our financial instruments included cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, stock investments, receivables, accounts payable, borrowings and interest rate contracts.

     At December 31, 2000 and 1999, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures and the related carrying amounts are summarized in the table below. These fair values were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition (in thousands):

                          Archstone Communities Trust

                                                                  2000                                    1999
                                                 -----------------------------------     ----------------------------------
                                                 Carrying Amounts      Fair  Value       Carrying Amounts      Fair  Value
                                                 ----------------     --------------     -----------------     ------------
Stock Investments...........................     $         16,182     $       16,182     $           7,761     $      7,761
Borrowings:
   Unsecured credit facilities..............     $        193,719     $      193,719     $         493,536     $    493,536
   Long-Term Unsecured Debt.................            1,401,262          1,392,216             1,276,572        1,209,395
   Mortgages payable........................              875,804            892,733               694,948          690,032
Interest Rate Contracts:
   Interest rate swaps......................     $              -     $        6,599     $               -     $     12,791
   Interest rate caps.......................                  715                559                   975            3,027

 Interest Rate Risk Management

   We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. Our pay-floating swaps effectively convert medium and long-term tax-exempt bond obligations to BMA Municipal Swap Index(TM) variable rate instruments. These swap agreements expire in three-to eight-years. Pay-fixed swaps and interest rate cap agreements effectively convert floating rate obligations, which are typically indexed to LIBOR, to fixed rate instruments. The pay-fixed swap agreements expire in one-to six-years and the interest rate cap agreements expire in one-to five-years.

   The following table reflects changes in the notional or contractual amounts of our interest rate contracts during 2000 and 1999 (in thousands). Renewals of existing positions are not included.


                                                            Pay Floating              Pay Fixed                 Interest Rate
                                                               Swaps                    Swaps                        Caps
                                                         -----------------------   ------------------      ---------------------
   Balance at December 31, 1998                          $                   -     $                -      $                   -
                                                         -----------------------   ------------------      ---------------------
      Additions.....................................                     119,311              205,000                    118,450
                                                         -----------------------   ------------------      ---------------------
   Balance at December 31, 1999.....................     $               119,311   $          205,000      $             118,450
                                                         -----------------------   ------------------      ---------------------
      Additions.....................................                      54,450                    -                     34,508
                                                         -----------------------   ------------------      ---------------------
   Balance at December 31, 2000.....................     $               173,761   $          205,000      $             152,958
                                                         -----------------------   ------------------     -----------------------

 New Accounting Guidance

   We adopted SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce exposure to interest rate risk. This is typically accomplished using interest rate swaps, interest rate caps or by locking in rates on anticipated debt issuances.

   For financial reporting purposes, the accounting will vary depending on the type of hedge and its effectiveness. With respect to a fair value hedge, both changes in the fair value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no resulting earnings impact, except for the portion of the hedge that proves to be ineffective,

                          Archstone Communities Trust
if any. In the case of a cash flow hedge, changes in fair value related to the effective portion of the hedge are accumulated in other comprehensive income and subsequently reclassified to earnings during the period that the hedged item impacts earnings. The portion of the cash flow hedge that is ineffective at offsetting cash flows will be recognized in earnings immediately. The reduction in fair value on a cash flow hedge, such as an interest rate cap, relating to the passage of time is recorded in earnings each period.

   Upon adoption of SFAS No. 133/138, we recorded a net transition unrealized loss of approximately $200,000, related to the cumulative effect of an accounting change in net earnings, and a net transition unrealized gain of approximately $3.8 million in accumulated other comprehensive income (equity) which is expected to reverse over the next two years. The impact to our balance sheet consisted of an increase to total assets of approximately $6.4 million and an increase to our debt balances of approximately $2.8 million. In general, the amount of volatility will vary with the level of derivative activities during any period. As a matter of policy, we pursue hedging strategies that result in the least degree of earnings volatility possible under the new accounting standard.

(12) Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands, except per share amounts) for 2000 and 1999 is summarized below. The sum of the quarterly earnings per Common Share amounts may not equal the annual earnings per Common Share amounts due primarily to changes in the number of Common Shares outstanding from quarter to quarter.

                                                                      Three Months Ended                 Year Ended
                                                           3-31        6-30         9-30        12-31       12-31
                                                        ---------   ----------   ----------   ---------   ---------
2000:
  Total revenues.....................................   $ 177,016   $  184,813   $  187,889   $ 173,516   $ 723,234
                                                        ---------   ----------   ----------   ---------   ---------
  Earnings from operations...........................      43,197       46,882       49,971      36,416     176,466
  Gains on dispositions of depreciated real estate,
   net...............................................       4,132       41,869       37,495       9,575      93,071
  Less minority interest:
     Perpetual preferred units.......................       1,214        1,567        1,567       1,567       5,915
     Convertible operating partnership units.........         230          366          365         365       1,326
  Less extraordinary item............................           -            -            -         911         911
  Less Preferred Share dividends.....................       6,431        6,370        6,307       6,232      25,340
                                                        ---------   ----------   ----------   ---------   ---------
  Net earnings attributable to Common Shares - Basic.   $  39,454   $   80,448   $   79,227   $  36,916   $ 236,045
                                                        =========   ==========   ==========   =========   =========
  Net earnings per Common Share:
     Basic...........................................   $    0.28   $     0.58   $     0.62   $    0.30   $    1.79
                                                        =========   ==========   ==========   =========   =========
     Diluted.........................................   $    0.28   $     0.57   $     0.61   $    0.30   $    1.78
                                                        =========   ==========   ==========   =========   =========

1999:
  Total revenues.....................................   $ 161,387   $  163,317   $  168,872   $ 173,446   $ 667,022
                                                        ---------   ----------   ----------   ---------   ---------
  Earnings from operations...........................      39,668       42,753       43,746      43,172     169,339
  Gains on dispositions of depreciated real estate,
   net...............................................       5,319       13,659       27,909      15,206      62,093
  Less minority interest:
     Perpetual preferred units.......................           -            -          164         778         942
     Convertible operating partnership units.........         338          338          221         221       1,118
  Less extraordinary item............................       1,113            -            -           -       1,113
  Less Preferred Share dividends.....................       5,691        5,617        6,036       6,389      23,733
                                                        ---------   ----------   ----------   ---------   ---------
  Net earnings attributable to Common Shares - Basic.   $  37,845   $   50,457   $   65,234   $  50,990   $ 204,526
                                                        =========   ==========   ==========   =========   =========
  Net earnings per Common Share:
     Basic...........................................   $    0.27   $     0.36   $     0.47   $    0.37   $    1.46
                                                        =========   ==========   ==========   =========   =========
     Diluted.........................................   $    0.27   $     0.36   $     0.46   $    0.37   $    1.46
                                                        =========   ==========   ==========   =========   =========

                          Archstone Communities Trust

(13) Segment Data

     We define each of our apartment communities as individual operating segments. We have determined that all of our apartment communities have similar economic characteristics and also meet the other criteria, which permit the apartment communities to be aggregated into one reportable segment. We rely primarily on Net Operating Income for purposes of making decisions about allocating resources and assessing segment performance.

     Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                                                             Year Ended December 31,
                                                                            -------------------------------------------------------
                                                                                  2000                1999               1998
                                                                            ----------------    ---------------    ----------------
       Reportable apartment communities segment revenues..................  $        684,438    $       634,028    $        478,144
       Other non-reportable operating segment revenues(1).................            38,796             32,994              35,501
                                                                            ----------------    ---------------    ----------------
       Total segment and consolidated revenues............................  $        723,234    $       667,022    $        513,645
                                                                            ================    ===============    ================

                                                                                             Year Ended December 31,
                                                                            -------------------------------------------------------
                                                                                  2000               1999                1998
                                                                            ----------------    ---------------    ----------------

       Reportable apartment communities segment Net Operating Income(2)...  $        458,842    $       416,515    $        305,309
       Other non-reportable operating segment Net Operating Income........             4,094              3,766               5,470
                                                                            ----------------    ---------------    ----------------
           Total segment Net Operating Income.............................           462,936            420,281             310,779
                                                                            ----------------    ---------------    ----------------
       Reconciling items:
           Income from unconsolidated real estate entities................             2,575              2,118                   -
           Other income...................................................            32,115             27,096              29,106
           Depreciation on real estate investments........................          (143,694)          (132,437)            (96,337)
           Interest expense...............................................          (145,173)          (121,494)            (83,350)
           General and administrative expenses............................           (23,157)           (22,156)            (16,092)
           Other expenses.................................................            (9,136)            (4,069)             (9,535)
                                                                            ----------------    ---------------    ----------------
       Consolidated earnings from operations..............................  $        176,466    $       169,339    $        134,571
                                                                            ================    ===============    ================

                          Archstone Communities Trust

                                                                            December 31,
                                                               ---------------------------------------
                                                                     2000                   1999
                                                               -----------------     -----------------
     Reportable operating communities segment assets.........  $        4,694,938    $       4,819,307
     Other non-reportable operating segment assets(3)........             256,939              371,727
                                                               ------------------    -----------------
       Total segment assets..................................           4,951,877            5,191,034
                                                               ------------------    -----------------

     Reconciling items:
       Cash and cash equivalents.............................                 503                  515
       Restricted cash in tax-deferred exchange escrow.......               3,274               68,729
       Other assets..........................................              64,043               42,159
                                                               ------------------    -----------------

     Consolidated total assets...............................  $        5,019,697    $       5,302,437
                                                               ==================    =================

(1) Includes $13.6 million, $23.6 million and $22.9 million of interest income on the Homestead mortgage notes in 2000, 1999 and 1998, respectively. Income from our unconsolidated real estate entities, interest income on cash equivalents and other notes receivable are also included. The year ended December 31, 2000 includes a $3.3 million gain in the sale of Spectrum Apartment Locators, an apartment locator company acquired in January 1998, and a $9.3 million gain on the exchange of Homestead mortgage notes for Common Shares held by Security Capital.
(2) Net Operating Income is defined as rental revenues less rental expenses and real estate taxes.
(3) Includes $229.0 million and $130.8 million of investment in and advances to our unconsolidated real estate entities during 2000 and 1999, respectively, and various other real estate investments.

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

     Archstone is subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of our due diligence investigation procedures, we conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone's results of operations for any of the years in the three-year period ended December 31, 2000. We are not aware of any environmental condition on any of our communities, which is likely to have a material effect on Archstone's financial condition or results of operations.

     See Note 2 for real estate-related commitments.

                          Archstone Communities Trust

                  Notes to Financial Statements - (Concluded)

(15)  Supplemental Cash Flow Information

       Significant non-cash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

(i)    See Note 9 regarding the Atlantic Merger.
(ii) We completed a transaction to repurchase approximately 17.5 million of our Common Shares held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. On the date of the transaction, the Homestead mortgage notes had a net book value of $195.7 million.
(iii) In connection with the acquisition of apartment communities, we assumed mortgage debt of $71.0 million, $105.4 million and $93.7 million (excluding mortgage debt assumed in the Atlantic Merger) during the years ended December 31, 2000, 1999 and 1998, respectively.
(iv) Holders of Series A Convertible Preferred Shares converted $10.0 million, $24.1 million and $17.7 million of their shares into Common Shares during the years ended December 31, 2000, 1999 and 1998, respectively.
(v) In 2000 we entered into joint venture transactions formed through our contribution of apartment communities and land in exchange for cash and an ownership interest in each of the ventures with an aggregate carrying value of $19.7 million.
(vi) A consolidated subsidiary acquired a development site in Los Angeles County, California in exchange for cash and 351,000 convertible operating partnership units valued at approximately $6.8 million during the year ended December 31, 2000.
(vii) We refinanced approximately $54.8 million and $59.7 million in bonds during the year ended December 31, 2000 and 1999, respectively.

(16)  Subsequent Event

       On November 22, 2000, we filed a Form S-3 with the SEC relating to the registration of all of the Common Shares owned at that time by Security Capital. On February 28, 2001, Security Capital sold 29.5 million Common Shares under this registration statement in an underwritten offering at a price of $23.30 per share ($22.08 per share after underwriting discounts). Concurrent with this sale, Archstone repurchased 2.3 million Common Shares from Security Capital at $22.08 per share, which is the same net price per share received by Security Capital in the offering. The repurchase of shares was funded using proceeds from borrowings under our unsecured credit facilities. We expect to repay these borrowings with proceeds from dispositions. As a result of these transactions, Security Capital liquidated its entire investment in Archstone's Common Shares and is no longer entitled to Board representation or any other special rights previously associated with its investment. Both of Security Capital's designees to the Board, C. Ronald Blankenship and John T. Kelley III, resigned concurrent with the closing of the transactions.

                         Independent Auditors' Report

The Board of Trustees and Shareholders
Archstone Communities Trust:

     Under date of January 30, 2001, except as to Note 16 which is as of February 28, 2001, we reported on the balance sheets of Archstone Communities Trust as of December 31, 2000 and 1999, and the related statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   KPMG LLP


Chicago, Illinois
January 30, 2001

                                                                    SCHEDULE III

                              Archstone Communities Trust
                        Real Estate and Accumulated Depreciation

                                    December 31, 2000
                              (Dollar amounts in thousands)

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
Albuquerque, New
Mexico:
 Comanche Wells       179  $      -  $    719  $    4,072   $      850  $    719  $    4,922  $    5,641  $    909   1985     1994
 La Paloma            424         -     4,135           -       20,277     4,135      20,277      24,412     3,778   1996     1993
 Pavilions            240         -     2,182       7,624        6,533     2,182      14,157      16,339     3,526    (a)      (a)
 Telegraph Hill       200         -     1,216       6,889        1,171     1,216       8,060       9,276       959   1986     1996
 Vista Del Sol        168         -     1,105       4,419        1,470     1,105       5,889       6,994     1,153   1987     1993
 Vistas at Seven Bar
  Ranch               572         -     3,541       5,351       21,091     3,541      26,442      29,983     4,282    (b)      (b)
 Wellington Place     280         -     1,881       7,523        2,047     1,881       9,570      11,451     1,723   1981     1993
Atlanta, Georgia:
 Archstone Roswell    664    30,032     6,791      38,484          771     6,791      39,255      46,046     4,445   1988     1998
 Archstone Vinings    200         -     1,787      10,126        1,478     1,787      11,604      13,391     1,141   1978     1998
 Archstone Perimeter
  Center              365    15,729     4,245      24,053          459     4,245      24,512      28,757     2,583   1990     1998
 Cameron Briarcliff   220         -     2,515      14,250          427     2,515      14,677      17,192     1,531   1989     1998
 Archstone North
  Point               264    14,606     2,248      12,740        8,102     2,248      20,842      23,090     1,407   1999     1998
 Archstone State
  Bridge              224         -     2,119      12,010        4,990     2,119      17,000      19,119     1,071   1999     1998
 Cameron Brook        440    18,558     4,050      22,950          532     4,050      23,482      27,532     2,421   1988     1998
 Cameron Dunwoody     238         -     2,747      15,566          278     2,747      15,844      18,591     1,674   1989     1998
 Archstone Gwinnett
  Place               304     9,898     2,389      13,537          350     2,389      13,887      16,276     1,451   1986     1998
 Cameron Pointe       214    12,308     2,725      15,440        1,327     2,725      16,767      19,492     1,686   1987     1998
 Cameron Station      348    14,751     2,880      16,321          704     2,880      17,025      19,905     1,830    (d)     1998
 Cameron Woodlands    644         -     4,901      27,775          622     4,901      28,397      33,298     2,950    (e)     1998
 Trolley Square       270    15,356     2,918      16,534        1,153     2,918      17,687      20,605     1,829   1989     1998
 Winterscreek         200     4,779     1,561       8,846          166     1,561       9,012      10,573       953   1984     1998
Austin, Texas:
 Archstone Hunter's
  Run I & II          400    14,524     2,197           -       18,188     2,197      18,188      20,385     3,006    (f)     1993
 Archstone Monterey
  Ranch I             168         -       424           -        9,622       424       9,622      10,046       615   1999     1993
 Archstone Monterey
  Ranch II            456    17,816     1,151           -       23,895     1,151      23,895      25,046     2,976   1996     1993
 Archstone Monterey
  Ranch III           448         -     1,131           -       30,274     1,131      30,274      31,405       134    (c)     1993
 Archstone Northwest
  Hills               314         -     1,311       7,431        3,736     1,311      11,167      12,478     1,933   1979     1993
 Shadowood            236         -     1,197       4,787        1,259     1,197       6,046       7,243     1,125   1985     1993
Boston,
Massachusetts:
 Archstone
  Burlington          312    36,346     6,721      38,087        1,584     6,721      39,671      46,392     2,449   1989     1999
 Archstone
  Tewksbury I          77     3,022     1,189       6,739          313     1,189       7,052       8,241       403   1995     1999
 Archstone
  Tewksbury II        168         -     3,235         660       17,369     3,235      18,029      21,264       734   2000     1999
 Archstone Bear Hill  324         -    77,230         127          452    77,230         579      77,809     1,713   1999     2000

                                                                    SCHEDULE III

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
Boston,
Massachusetts
(continued):
 Archstone Canton     227  $ 15,853  $ 31,662  $      453   $      390  $ 31,662    $    843  $   32,505  $    535   1992     2000
 Northgate Heights    207         -    27,921          51           17    27,921          68      27,989        81   1978     2000
 Stone Ends           280    13,859    23,156          70           52    23,156         122      23,278        67   1975     2000
Charlotte,
North Carolina:
 Archstone Tyvola
  Centre              404         -     3,470       2,461       22,120     3,470      24,581      28,051        97    (c)     1998
 Archstone Matthews   212     8,800     2,034      11,526          222     2,034      11,748      13,782     1,164   1998     1998
 Archstone Eastover   128         -     1,431       8,107        1,276     1,431       9,383      10,814       918   1987     1998
 Archstone North
  Cross               312    15,308     3,573      20,264          366     3,573      20,630      24,203     1,377   1997     1998
 Archstone
  Reafield            324         -     3,009      17,052        1,282     3,009      18,334      21,343     1,865   1987     1998
 Archstone Steele
  Creek               264         -     2,475      14,028          300     2,475      14,328      16,803     1,471   1997     1998
Chicago, Illinois:
 Foxfire              294     8,000     3,137      17,770        2,317     3,137      20,087      23,224     1,438   1988     1999
 Garden Glen          460    33,410     6,844      38,722        2,808     6,844      41,530      48,374     3,097   1987     1999
 Prairie Court (i)    125     7,250     2,071      11,708          343     2,071      12,051      14,122       535   1987     1999
 Arlington Heights    240         -    18,090         111          444    18,090         555      18,645       374   1986     2000
Dallas, Texas:
 Archstone Knoxbridge 334    15,261     4,668      26,453          911     4,668      27,364      32,032     1,620   1994     1998
 Archstone Legacy     244         -     1,532       8,683        2,792     1,532      11,475      13,007     2,043   1985     1993
 Archstone Spring
  Creek               278         -     1,613       9,140        3,360     1,613      12,500      14,113     2,190   1983     1993
 Oaks at Park
  Boulevard, The      216         -     1,386       5,543        3,230     1,386       8,773      10,159     1,381   1986     1993
 Summerstone          192         -     1,028       5,824        2,378     1,028       8,202       9,230     1,426   1983     1993
 Timber Ridge
  I & II              352         -     1,672       5,671       11,085     1,672      16,756      18,428     2,258    (g)      (g)
Denver, Colorado:
 Archstone Dakota
  Ridge               480    25,675     2,108          24       32,530     2,108      32,554      34,662     1,624   1999     1997
 Archstone Red
  Rocks II            172         -       828         529       14,960       828      15,489      16,317        81   2000     1999
 Archstone Red
  Rocks I             408         -     3,128      12,512        6,696     3,128      19,208      22,336     3,439   1984     1993
 Fox Creek I          175         -     1,167       4,669        1,734     1,167       6,403       7,570     1,358   1984     1993
 Fox Creek II         112         -         -           -        8,818         -       8,818       8,818       159   1999     1995
 Legacy Heights       384    17,671     2,049           4       20,542     2,049      20,546      22,595     1,817   1998     1997
 Reflections I & II   416         -     2,396       6,362       14,827     2,396      21,189      23,585     3,447    (h)      (h)
 Archstone Quincy
  Commons             204     8,500     2,416      13,674          766     2,416      14,440      16,856       526   1986     1999
 Silver Cliff         312         -     2,410      13,656        1,708     2,410      15,364      17,774     2,680   1991     1994
 Archstone DTC        156         -     1,030       4,596        3,652     1,030       8,248       9,278     1,396   1981     1992
 Wendemere at the
  Ranch               256    12,545     2,606      14,769          650     2,606      15,419      18,025     1,214   1984     1999
Ft. Lauderdale/West
Palm Beach:
 Archstone at
  Woodbine            408         -     3,803       1,832       22,374     3,803      24,206      28,009       116    (c)     1999
 Archstone Pembroke
  Pines               308         -     2,675      15,159        2,300     2,675      17,459      20,134     1,737   1988     1998
 Archstone Waterview  192         -     1,847      10,464        1,007     1,847      11,471      13,318     1,207   1988     1998
 Cameron at the
  Villages            384         -     3,298      18,686        1,491     3,298      20,177      23,475     2,101   1987     1998
 Cameron Cove         221     8,078     1,648       9,338        1,049     1,648      10,387      12,035     1,061   1986     1998

                                                                    SCHEDULE III

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
Ft. Lauderdale/
West Palm Beach
(continued):
 Cameron Gardens      300  $      -  $  2,803  $   15,882   $    6,094  $  2,803  $   21,976  $   24,779  $  1,236   1999     1998
 Cameron Hidden
  Harbor              200     4,959     1,868      10,587        1,457     1,868      12,044      13,912     1,228   1986     1998
 Cameron Palms        340         -     2,252      12,763       13,941     2,252      26,704      28,956     1,295   1999     1998
 Cameron Park I       196         -     2,129      12,063        2,656     2,129      14,719      16,848     1,051   1999     1998
 Cameron Waterways    300         -     3,678      20,840          501     3,678      21,341      25,019     1,912   1998     1998
 Archstone Island
  Reach               280         -     2,764      15,662        1,308     2,764      16,970      19,734     1,154   1990     1999
 Park Place at
  Turtle Run          350         -     2,598      14,721          223     2,598      14,944      17,542     1,568   1989     1998
Houston, Texas:
 7100 Almeda          348         -     1,713       9,706        2,788     1,713      12,494      14,207     2,090   1984     1994
 Archstone Brompton
  Court               794         -     4,058      22,993        9,529     4,058      32,522      36,580     5,693   1972     1994
 Archstone Medical
  Center I            360    11,715     4,210           -       14,757     4,210      14,757      18,967     2,438   1996     1994
 Archstone Medical
  Center II           318         -     3,368           -       15,935     3,368      15,935      19,303     1,077   1999     1994
 Archstone Memorial
  Heights             616    25,047    12,333           -       23,063    12,333      23,063      35,396     4,091   1996     1996
Indianapolis,
 Indiana:
 Arbor Green          208         -     1,597       9,049         (436)    1,597       8,613      10,210       992   1989     1998
 Archstone River
  Ridge               202         -       461       2,612       11,301       461      13,913      14,374       683   2000     1998
Inland Empire,
 California:
 Crossing, The        296         -     2,227      12,622        2,387     2,227      15,009      17,236     1,918   1989     1996
 Miramonte            290         -     2,357      13,364        1,557     2,357      14,921      17,278     2,036   1989     1995
 Sierra Hills         300    17,706     2,810      15,921        2,187     2,810      18,108      20,918     1,780   1990     1997
 Terracina            736         -     5,780      32,757        3,655     5,780      36,412      42,192     4,550   1988     1996
 Westcourt            515         -     1,909      10,817        4,908     1,909      15,725      17,634     2,212   1986     1996
 Woodsong             262         -     1,846      10,469        1,125     1,846      11,594      13,440     1,363   1985     1996
Las Vegas, Nevada:
 Horizons at
  Piccole Ranch       408         -     3,173      18,048        1,877     3,173      19,925      23,098     3,017   1990     1995
 La Tierra at the
  Lakes               896         -     5,904      33,561        7,133     5,904      40,694      46,598     6,427   1986     1995
Los Angeles,
 California:
 Oakridge             178         -     3,212      18,200        1,752     3,212      19,952      23,164     1,283   1985     1998
 Regency Court        174         -     1,962      11,118        1,297     1,962      12,415      14,377       840   1988     1999
 Studio Colony        450    24,305    58,837         134        3,083    58,837       3,217      62,054     1,110   1987     2000
Minneapolis,
 Minnesota:
 Eden Commons         196     5,900     1,973      11,181          571     1,973      11,752      13,725       663   1987     1998
 Regency Woods        282    14,381     3,591      20,368          779     3,591      21,147      24,738       935   1988     1999
 Willow Creek         240         -     1,976      11,192        3,139     1,976      14,331      16,307       567   1979     1999
Nashville,
 Tennessee:
 Archstone Bellevue   225     4,902     2,235      12,660        1,118     2,235      13,778      16,013       868   1986     1998
 Archstone Briley
  Parkway             360         -     2,471      14,003          645     2,471      14,648      17,119     1,778   1986     1998
 Archstone Brentwood  380         -     2,672      15,143        2,355     2,672      17,498      20,170     1,744   1988     1998
 Archstone
  Shadowbluff         220     5,595     1,422       8,059          207     1,422       8,266       9,688       871   1986     1998

                                                                    SCHEDULE III

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
Orange County,
California:
 Las Flores           504  $  7,232  $  8,900  $      264   $   41,473  $  8,900  $   41,737  $   50,637  $  3,063   1999     1996
 Newpointe            160         -     1,403       7,981          866     1,403       8,847      10,250     1,063   1987     1996
 Rivermeadows         152         -     2,082      11,797        1,810     2,082      13,607      15,689     1,378   1986     1997
 Archstone Aliso
  Viejo               241    23,497     4,872           -       22,956     4,872      22,956      27,828     1,321   1998     1996
 Archstone Villa
  Marseilles          192     3,566     1,970      11,162        5,027     1,970      16,189      18,159     1,594   1991     1996
 Windemere            182         -     2,611      14,815          738     2,611      15,553      18,164     1,124   1987     1999
 Archstone San
  Paloma              216     2,311     3,774         117        8,925     3,774       9,042      12,816         -    (n)     1998
Orlando, Florida:
 Archstone Promenade  212         -     2,236      12,671        1,150     2,236      13,821      16,057     1,184   1999     1998
 Cameron Springs      340         -     2,893      16,391        1,102     2,893      17,493      20,386     1,802   1986     1998
 Cameron Wellington
  I & II              312         -     3,110      17,620          530     3,110      18,150      21,260     1,666   1988     1998
 Kingston Village     120         -     1,039       5,887        1,226     1,039       7,113       8,152       698   1982     1998
Phoenix, Arizona:
 Cochise at
  Arrowhead I & II    472         -     3,620           -       27,419     3,620      27,419      31,039     2,070   1999     1995
 Foxfire              188         -     1,055       5,976        1,612     1,055       7,588       8,643     1,286   1985     1994
 Archstone Deer
  Valley Village II   336         -     1,768          76       16,166     1,768      16,242      18,010         3    (c)     1996
 Peaks at Papago
  Park, The           768         -     5,131      23,408       10,741     5,131      34,149      39,280     6,110    (j)      (j)
 Ridge, The           380         -     1,852      10,492        1,583     1,852      12,075      13,927     2,236   1987     1993
 San Marbeya          404    23,380     3,675          93       23,340     3,675      23,433      27,108     1,379   1999     1997
 Archstone Old Town
  Scottsdale          472         -     3,527           -       21,598     3,527      21,598      25,125     4,050   1994     1993
 San Palmera          412         -     3,515           -       23,305     3,515      23,305      26,820     2,950   1997     1995
 Scottsdale Greens    644    23,447     3,489      19,774        9,789     3,489      29,563      33,052     5,654   1980     1994
Portland, Oregon:
 Arbor Heights        348         -     2,669           -       20,816     2,669      20,816      23,485     2,237   1998     1996
 Brighton             233         -     1,675       9,532        2,251     1,675      11,783      13,458     1,373   1985     1996
 Cambridge Crossing   250         -     2,260           -       13,471     2,260      13,471      15,731     1,513   1998     1996
 Hedges Creek         408         -     3,758         162       23,703     3,758      23,865      27,623     1,258   1999     1997
 Preston's Crossing   228         -       851           -       12,337       851      12,337      13,188     1,684   1996     1995
 Timberline           130         -     1,058       5,995          765     1,058       6,760       7,818       866   1990     1996
Raleigh, North Carolina:
 Archstone Olde
  Raleigh             228    11,754     2,732      15,482          494     2,732      15,976      18,708     1,641   1995     1998
 Archstone at
  Preston             388         -       882       4,996       22,468       882      27,464      28,346     1,165   2000     1998
 Archstone
  Southpoint          288         -     1,719       9,741        9,019     1,719      18,760      20,479       904   1999     1998
 Archstone Lynn
  Crest               228         -     2,031      11,508          133     2,031      11,641      13,672     1,480   1997     1998
 Archstone West
  Millbrook           368         -     3,145      17,820        2,197     3,145      20,017      23,162     1,954    (k)     1998
 Archstone
  Ridgewood           228         -     1,694       9,599        1,564     1,694      11,163      12,857     1,050   1985     1998
 Archstone
  Crabtree Valley     268         -     2,575      14,590          406     2,575      14,996      17,571     1,545   1987     1998
 Archstone Olde
  Apex                328         -     2,107      11,940        8,180     2,107      20,120      22,227     1,229   1999     1998
 Archstone
  University Tower    186         -     2,204      12,511          220     2,204      12,731      14,935       857   1997     1998
 Archstone
  Cornerstone         302         -     3,748      21,239          479     3,748      21,718      25,466     2,239   1997     1998

                                                                    SCHEDULE III

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
Raleigh, North
Carolina (continued):
 Archstone Poplar
  Place               230  $      -  $  2,189  $   12,407   $      954  $  2,189  $   13,361  $   15,550  $  1,374   1987     1998
 Archstone North Park 336    14,893     3,136      17,763          185     3,136      17,948      21,084     2,112   1996     1998
Reno, Nevada:
 Enclave I & II, The  408         -     3,485           -       27,168     3,485      27,168      30,653     1,756   1998     1996
 Vista Ridge          324         -     2,002           -       19,439     2,002      19,439      21,441     2,694   1997     1995
 Richmond, Virginia:
 Archstone Swift
  Creek I             288         -       812       4,604       17,907       812      22,511      23,323       838   2000     1998
 Archstone Swift
  Creek II            144         -       869         137        4,631       869       4,768       5,637         -    (n)     1998
 Cameron Crossing
  I & II              424         -     4,968      28,155        1,504     4,968      29,659      34,627     2,952   1998     1998
Salk Lake City, Utah:
 Archstone River Oaks 448         -     5,400         213       29,570     5,400      29,783      35,183     1,580   2000     1997
 Brighton Place       336         -     2,091      11,892        4,704     2,091      16,596      18,687     2,656   1979     1995
 Carrington Place     142     3,287     1,072       6,072          946     1,072       7,018       8,090       636   1986     1997
 Cloverland           186     4,054     1,392       7,886        1,390     1,392       9,276      10,668       846   1985     1997
 Crossroads           240     4,435     1,521       8,619        1,096     1,521       9,715      11,236     1,189   1986     1996
 Fairstone at
  Riverview           492         -     4,636           -       27,501     4,636      27,501      32,137     2,835   1998     1996
 Mountain Shadow      262         -       927       4,730        6,519       927      11,249      12,176     1,440    (l)      (l)
 Raintree             152         -       948       5,373        1,079       948       6,452       7,400       535   1984     1998
 Riverbend            200         -     1,357       7,692        1,261     1,357       8,953      10,310       725   1985     1998
San Antonio, Texas:
 Archstone Huebner
  Oaks                344         -     1,455       8,248        2,172     1,455      10,420      11,875     1,867   1983     1993
 Camino Real          176         -     1,084       4,338        2,784     1,084       7,122       8,206     1,273   1979     1993
 Contour Place        126         -       456       1,829          839       456       2,668       3,124       784   1984     1992
 Crescent, The        306         -     1,145           -       15,660     1,145      15,660      16,805     3,198   1994     1992
 Archstone Medical
  Center              276         -     1,631           -       12,203     1,631      12,203      13,834     2,080   1996     1993
 Archstone The Quarry 224     9,141     1,644           -       10,861     1,644      10,861      12,505     1,867   1995     1993
 Water at Northern
  Hills, The          305         -     1,251       7,105        2,217     1,251       9,322      10,573     1,646   1982     1994
San Diego, California:
 Archstone La Jolla   296         -     4,741      26,866        1,845     4,741      28,711      33,452     3,152   1991     1996
 Archstone Mission
  Valley              736         -    20,893         656       56,074    20,893      56,730      77,623       101    (c)     1998
 Archstone Torrey
  Hills               340         -    10,400         659       32,532    10,400      33,191      43,591     1,521   2000     1997
 Archstone University
  Towne Centre        328    20,900     4,616      26,160        2,819     4,616      28,979      33,595     2,432   1986     1997
 Archstone Del Mar    232    14,655     3,802      21,546        2,842     3,802      24,388      28,190     1,838   1991     1998
 Club Pacifica        264         -     2,141      12,132        1,609     2,141      13,741      15,882     1,734   1987     1996
 Ocean Crest          450         -     3,918      22,207        3,787     3,918      25,994      29,912     2,746    (m)      (m)
 Archstone Seaport
  Village             387         -     5,963      33,789        2,158     5,963      35,947      41,910     2,290   1992     1999
 Archstone Aviara     208         -     2,659      15,066        2,184     2,659      17,250      19,909     1,164   1986     1998
San Francisco
 (Bay Area),
 California:
 Archstone Emerald
  Park                324         -     8,950         170       40,324     8,950      40,494      49,444     1,706   2000     1997
 Archstone Hacienda   540     4,737    18,696         668       57,233    18,696      57,901      76,597     2,217   2000     1997

                                                                    SCHEDULE III

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
San Francisco
(Bay Area),
California
(continued):
 Archstone Marina
  Bay                 468  $      -  $  5,952  $   33,728   $    1,345  $  5,952  $   35,073  $   41,025  $  3,613   1991     1997
 Archstone Monterey
  Grove               224         -     4,451          13       22,574     4,451      22,587      27,038     1,105   2000     1997
 Archstone San
  Ramon               496    40,452     7,820      44,311        2,797     7,820      47,108      54,928     4,914   1988     1997
 Archstone Willow
  Glen                412         -    16,140         746       40,369    16,140      41,115      57,255         7    (c)     1998
 Ashton Place         948    44,876     9,782      55,429       33,438     9,782      88,867      98,649     9,099   1970     1996
 Harborside           149         -     3,213      18,210          575     3,213      18,785      21,998     2,000   1989     1996
 Los Padres Village   251         -     4,579      25,946        1,444     4,579      27,390      31,969     2,662   1988     1997
 Redwood Shores       304    21,040     5,608      31,778        2,781     5,608      34,559      40,167     3,891   1986     1996
 Archstone Walnut
  Creek               510         -     5,788      32,802        1,745     5,788      34,547      40,335     4,559   1988     1995
 Archstone Morgan
  Hill                138         -    19,091          45          360    19,091         405      19,496       204   1989     2000
 Archstone Mountain
  View                180         -    33,773          36           21    33,773          57      33,830        97   1965     2000
 Archstone
  Sausalito           198    16,439    34,318          39            -    34,318          39      34,357        33   1978     2000
Seattle, Washington:
 Archstone
  Inglewood Hill      230         -     2,463          68       18,229     2,463      18,297      20,760       922   2000     1997
 Archstone
  Northcreek          524         -     5,750         261       35,703     5,750      35,964      41,714     2,238   2000     1998
 Cambrian, The        422         -     6,231      35,309        2,185     6,231      37,494      43,725     3,614   1991     1997
 Canyon Creek         336    16,436     5,250           -       21,993     5,250      21,993      27,243     2,397   1997     1997
 Canyon Creek II      222     7,698     2,705      15,330        2,263     2,705      17,593      20,298     1,356   1989     1998
 Forestview           192         -     1,681           -       13,936     1,681      13,936      15,617     1,111   1998     1996
 Harbour Pointe       230         -     2,027           -       13,152     2,027      13,152      15,179     1,324   1997     1996
 Newport Crossing     192         -     1,694       9,602          939     1,694      10,541      12,235     1,135   1990     1997
 Redmond Hill East    590         -     4,745      26,711        6,152     4,745      32,863      37,608     4,818   1990     1995
 Redmond Hill West    184     6,196     2,084      11,833        2,401     2,084      14,234      16,318     1,154   1986     1999
 Stonemeadow Farms    280         -     4,370           -       18,200     4,370      18,200      22,570     1,292   1999     1997
 Waterford Place      360         -     4,131      23,407        1,981     4,131      25,388      29,519     2,195   1989     1997
Stamford, New York:
 Stamford             160         -     5,775       1,225        4,629     5,775       5,854      11,629         -    (n)     2000
Tampa/
St. Petersburg,
Florida:
 Archstone Boot
  Ranch               250         -     2,102      11,910        1,070     2,102      12,980      15,082     1,331   1988     1998
 Archstone Rocky
  Creek               264         -       511       2,896       15,726       511      18,622      19,133       878   2000     1998
 Archstone
  Bayshore            328         -     2,035      11,530        2,154     2,035      13,684      15,719     1,314   1984     1998
 Cameron Lakes        207         -     1,570       8,897          950     1,570       9,847      11,417     1,037   1986     1998
 Cameron Palm Habor   168     5,407     1,293       7,325          665     1,293       7,990       9,283       837   1988     1998
 Country Place
  Village I            88         -       777       4,400          910       777       5,310       6,087       507   1982     1998
 Country Place
  Village II          100         -       805       4,563          594       805       5,157       5,962       518   1983     1998
Ventura County,
California:
 Le Cub               370         -     4,958      28,097        2,638     4,958      30,735      35,693     2,968   1987     1997
 Pelican Point        400         -     4,365      24,735        2,493     4,365      27,228      31,593     2,530   1985     1997
 Moorpark             312         -     4,203         641       10,540     4,203      11,181      15,384         -    (n)     1999

                                                                    SCHEDULE III

                                         Initial Cost                    Gross Amount at Which Carried
                                         to Archstone                         at December 31, 2000
                                     --------------------               --------------------------------
                                                              Costs
                                                           Capitalized                                    Accumu-
                                              Buildings &   Subsequent           Buildings &               lated     Con-
                            Encum-              Improve-        to                 Improve-               Depre-  struction   Year
                    Units   brances    Land      ments     Acquisition    Land      ments       Totals    ciation   Year    Acquired
                    -----  --------  --------  ----------  -----------  --------  ----------  ----------  ------- --------- --------
Apartment
Communities:
Washington, D.C.:
 Archstone
  Bellemeade Farms    316  $ 15,002  $  3,250  $   18,416   $    1,055  $  3,250  $   19,471  $   22,721  $  1,248   1988     1998
 Archstone Fair
  Lakes               282    18,524     3,687      20,893        1,083     3,687      21,976      25,663     1,185   1988     1998
 Archstone
  Governor's Green    338         -     1,836      10,402       23,011     1,836      33,413      35,249     1,236   2000     1998
 Archstone
  Milestone II        132         -     2,009         435        9,206     2,009       9,641      11,650        79   2000     1999
 Archstone
  Kingstowne          358         -     5,429      30,760          856     5,429      31,616      37,045     1,266   1988     1999
 Archstone Kendall
  Ridge               184         -     2,089      11,838          494     2,089      12,332      14,421     1,294   1990     1998
 Archstone
  Milestone I         444         -     5,633      31,920          357     5,633      32,277      37,910     3,495   1997     1998
 Archstone Saybrooke  252         -     3,210      18,190          580     3,210      18,770      21,980     1,944   1990     1998
 Archstone
  Woodlands Park      392         -     6,989         494       25,208     6,989      25,702      32,691       181   2000     1998
 Archstone
  Government Center   404         -     5,704      38,310        1,956     5,704      40,266      45,970     1,452   1989     1999
 Columbia Town
  Center              531         -     5,545       1,071        6,084     5,545       7,155      12,700         -    (n)     2000
 West Springfield
  Terrace             244         -     2,918      16,537          430     2,918      16,967      19,885     1,793   1978     1998
                   ------  --------  --------  ----------  -----------  --------  ----------  ----------  --------

Total Apartment
Communities-
 Operating and
  Under
  Construction     66,616  $875,804  $981,030  $2,360,457  $ 1,608,307  $981,030  $3,968,764  $4,949,794  $371,003
                   ======  ========  ========  ==========  ===========  ========  ==========  ----------  --------

Other:

Development Communites in
 Planning and Owned                                                                               75,662         -

Hotel Asset                                                                                       22,870     4,669

Other Real Estate Assets (o)                                                                      10,584         -
                                                                                              ----------  --------
Total Real Estate Assets                                                                      $5,058,910  $375,672
                                                                                              ==========  ========

(a) Phase I (118 units) was acquired in 1991 and Phase II (122 units) was developed in 1992.
(b) Vistas at Seven Bar Ranch (364 units) was developed in 1996 and Corrales Pointe (208 units) was acquired in 1993.
(c) As of December 31, 2000, community was in lease-up.
(d) Phase I (108 units) was constructed in 1981 and Phase II (240 units) was constructed in 1983.
(e) Phase I (332 units) was constructed in 1983 and Phase II (312 units) was constructed in 1985.
(f) Phase I (240 units) was developed in 1995 and Phase II (160 units) was developed in 1996.
(g) Phase I (160 units) was acquired in 1994 and constructed in 1984 and Phase II (192 units) was acquired in 1996 and developed in 1998.
(h) Phase I (208 units) was acquired in 1993 and Phase II (208 units) was developed in 1996.
(i) Community is owned by Archstone and managed by a third party.
(j) Phase I and II (624 units) were acquired in 1994 and Phase III (144 units) was developed in 1996.
(k) Phase I (196 units) was constructed in 1985 and Phase II (172 units) was constructed in 1982.
(l) Phase I (174 units) was acquired in 1995 and constructed in 1985 and Phase II (88 units) was acquired in 1996 and constructed in 1996.
(m) Camino Pointe (150 units) was constructed in 1985 and acquired in 1998 and Ocean Crest (300 units) was constructed in 1993 and acquired in 1996.
(n) As of December 31, 2000, community was under construction.
(o) Includes land that is not In Planning and a non-multifamily property held for sale.

                                                                    SCHEDULE III

     The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone's investment in real estate, at cost (in thousands):

                                                                                Year Ended December 31,
                                                                   -----------------------------------------------------
                     Carrying Amounts                                 2000                 1999                  1998
                     ----------------                              ----------           ----------            ----------
Balance at January 1..........................................     $5,086,486           $4,771,315            $2,567,599
                                                                   ----------           ----------            ----------
Apartment communities:
  Real estate assets acquired in the Atlantic Merger..........              -                    -             1,823,727
  Acquisition-related expenditures............................        372,539              401,392               268,465
  Redevelopment expenditures..................................         37,547               72,517                56,321
  Recurring capital expenditures..............................         13,937               13,022                 9,461
  Development expenditures, excluding land acquisitions.......        228,819              334,049               346,629
  Acquisition and improvement of land for development.........         68,308               43,417                45,739
  Dispositions................................................       (743,287)            (542,554)             (342,066)
  Provision for possible loss on investments..................         (5,200)                (450)                    -
                                                                   ----------           ----------            ----------
Net apartment community activity..............................        (27,337)             321,393             2,208,276
                                                                   ----------           ----------            ----------

Other:
  Change in other real estate assets .........................           (239)              (4,672)               (3,860)
  Provision for possible loss on investments..................              -               (1,550)                 (700)
                                                                   ----------           ----------            ----------
Net other activity............................................           (239)              (6,222)               (4,560)
                                                                   ----------           ----------            ----------
Balance at December 31........................................     $5,058,910           $5,086,486            $4,771,315
                                                                   ==========           ==========            ==========

                                                                                         December 31,
                                                                   -----------------------------------------------------
                 Accumulated Depreciation                             2000                 1999                  1998
                 ------------------------                          ----------           ----------            ----------
Balance at January 1..........................................     $  300,658           $  205,795            $  129,718
Depreciation for the year.....................................        143,694              132,437                96,337
Accumulated depreciation on real estate dispositions..........        (68,624)             (37,230)              (20,260)
Other.........................................................            (56)                (344)                    -
                                                                   ----------           ----------            ----------
Balance at December 31........................................     $  375,672           $  300,658            $  205,795
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


                                   ARCHSTONE COMMUNITIES TRUST


                                   By: /s/ R. SCOT SELLERS
                                      ---------------------------------------
                                           R. Scot Sellers
                                      Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

             Signature                                         Title                                     Date
             ---------                                         -----                                     ----
        /s/ R. Scot Sellers              Chairman, Chief Executive Officer                          March 9, 2001
-----------------------------------
          R. Scot Sellers

    /s/ Charles E. Mueller, Jr.          Chief Financial Officer                                    March 9, 2001
-----------------------------------
      Charles E. Mueller, Jr.

          /s/ William Kell               Controller and Senior Vice President                       March 9, 2001
-----------------------------------
            William Kell

       /s/ James A. Cardwell             Trustee                                                    March 9, 2001
-----------------------------------
         James A. Cardwell

         /s/ Ned S. Holmes               Trustee                                                    March 9, 2001
-----------------------------------
           Ned S. Holmes

       /s/ James H. Polk III             Trustee                                                    March 9, 2001
-----------------------------------
         James H. Polk III

        /s/ John M. Richman              Trustee                                                    March 9, 2001
-----------------------------------
          John M. Richman

       /s/ John C. Schweitzer            Trustee                                                    March 9, 2001
-----------------------------------
         John C. Schweitzer

                               Index to Exhibits

     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

 Number                                Description
 ------                                -----------
    3.1 Amended and Restated Declaration of Trust of Archstone (incorporated by reference to Exhibit 4.1 to Archstone's Current Report on Form 8-K dated July 7, 1998)

    3.2 Second Amended and Restated Bylaws of Archstone (incorporated by reference to Exhibit 3.2 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1999)

    3.3 Articles Supplementary, dated August 3, 1999, related to the Series D Cumulative Redeemable Preferred Shares of Beneficial (incorporated by reference to Exhibit 99.2 to Archstone's Current Report on Form 8-K, dated August 3, 1999)

    3.4 Articles Supplementary, dated August 13, 1999, related to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.1 to Archstone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

    3.5 Certificate of Correction, dated October 12, 1999, to the Articles Supplementary, dated August 13, 1999, related to the Series E Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.2 to Archstone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

    3.6 Articles Supplementary, dated September 27, 1999, related to the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.3 to Archstone's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

    3.7 Articles Supplementary, dated March 3, 2000, related to the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 to Archstone's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

    3.8 Articles of Amendment of Amended and Restated Declaration of Trust of Archstone, dated May 17, 2000 (incorporated by reference to Exhibit
          3.1 to Archstone's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

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

   Number                                Description
   ------                                -----------
     10.2 Amendment to the 1996 Share Option Plan for Outside Trustees (incorporated by reference to Exhibit 4.6 to Archstone's Registration Statement on Form S-8 (File No. 333-60815))

     10.3 Archstone 1997 Long-Term Incentive Plan (incorporated by reference to Annex II to Security Capital Group`s Registration Statement on
           Form S-11 (File No. 333-26267))

     10.4 First Amendment to Archstone 1997 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.6 to Archstone's Registration Statement on Form S-8 (File No. 333-60847))

     10.5 Form of Indemnification Agreement entered into between Archstone and each of its officers and Trustees (incorporated by reference to Exhibit 10.5 to Archstone's Registration Statement on Form S-3 (File No. 33-43201))

     10.6 Form of Change in Control Agreement between Archstone and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone's Annual Report on Form 10-Q for the year ended December 31, 1999)

     10.7 Third Amended and Restated Investor Agreement, dated as of September 9, 1997, between Archstone and Security Capital (incorporated by reference to Exhibit 10.2 to Security Capital's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

     10.8 Amendment No. 1 to Third Amended and Restated Investor Agreement (incorporated by reference to Exhibit 10.1 to Archstone's Current Report on Form 8-K dated July 7, 1998)

     10.9 Credit Agreement dated December 20, 2000 among Archstone Communities Trust and The Chase Manhattan Bank, as administrative agent and Wells Fargo Bank, N.A., as syndication agent and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 99.4 to Archstone's Current Report on Form 8-K dated February 16, 2001)

    10.10 Master Credit Facility Agreement, dated as of December 1, 1998, by and among Archstone and ASN Multifamily Limited Partnership and Berkshire Mortgage Finance Limited Partnership (incorporated by reference to Exhibit 10.10 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1998)

    10.11 Purchase and Sale Agreement, dated as of July 19, 2000, between Archstone and Security Capital (incorporated by reference to Security Capital's Schedule 13D-A filed on July 24, 2000)

    10.12 Amendment No. 2, dated July 25, 2000, to the Third Amended and Restated Investor Agreement by and between Archstone and Security Capital (incorporated by reference to Exhibit 10.2 to Archstone's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

    10.13 Protection of Business Agreement, dated as of October 17, 1996, among Security Capital Atlantic Incorporated, Archstone, Security Capital and Homestead Village Incorporated (incorporated by Reference to
           Exhibit 10.12 to Archstone's Annual Report on Form 10-K for the year ended December 31, 1996)

    10.14 Archstone 1998 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone's Form S-3 Registration Statement No. 333-44639)

    10.15 Administrative Services Agreement, dated as of January 1, 2000, between Archstone and SC Group Incorporated (incorporated by reference to Exhibit 10.1 to Archstone's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

    10.16 Purchase and Sale Agreement, dated as of February 15, 2001, between Archstone and Security Capital (incorporated by reference to Exhibit
           99.1 to Archstone's Current Report on Form 8-K dated February 16,
           2001)

    10.17 Amendment No. 3, dated February 15, 2001, to Third Amended and Restated Investor Agreement by and between Archstone and Security Capital (incorporated by reference to Exhibit 99.2 to Archstone's Current Report on Form 8-K dated February 16, 2001)

     12.1  Computation of Ratio of Earnings to Fixed Charges

   Number                           Description
   ------                           -----------
     12.2 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

       21   Subsidiaries of Archstone

       22   Consent of KPMG LLP

       23   Power of Attorney (included at page 67)

     99.1   Current Development Activity

     99.2   Long-Term Unsecured Debt

     99.3   Mortgages Payable