Form 10-Q
period 2001-03-31
ARCHSTONE COMMUNITIES TRUST/
filed 2001-05-15
CIK 80737

                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q

   [ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                           OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended March 31, 2001

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

                                             Yes       X     No
                                                     ------        ------

     At May 7, 2001, there were approximately 120,951,500 of the Registrant's Common Shares outstanding.

                                                  Table of Contents

                                                                                                                        Page
     Item                                                   Description                                                Number
     ----                                                   -----------                                               --------

                                                              PART 1
             1.   Financial Statements

                  Condensed Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000...................        3

                  Condensed Statements of Earnings - Three months ended March 31, 2001 and 2000(unaudited)......        4

                  Condensed Statements of Shareholders' Equity - Three months ended March 31, 2001 (unaudited)..        5

                                                              PART II
             6.   Exhibits and Reports on Form 8-K..............................................................        28

                                      PART I - CONDENSED FINANCIAL INFORMATION
                                            Item 1. Financial Statements

                                             Archstone Communities Trust

                                              Condensed Balance Sheets

                                          (In thousands, except share data)

                                                                                          March 31,    December 31,
                                         ASSETS                                             2001           2000
                                         ------                                          -----------   -----------
                                                                                         (unaudited)
Real estate ...........................................................................  $ 4,679,978   $ 5,058,910
Less accumulated depreciation .........................................................      370,021       375,672
                                                                                         -----------   -----------
                                                                                           4,309,957     4,683,238
Investments in and advances to unconsolidated real estate entities ....................      204,788       226,020
                                                                                         -----------   -----------
     Net investments ..................................................................    4,514,745     4,909,258
Cash and cash equivalents .............................................................       18,672         9,077
Restricted cash in tax-deferred exchange escrow .......................................       98,236         3,274
Other assets ..........................................................................       91,731        94,522
                                                                                         -----------   -----------
     Total assets .....................................................................  $ 4,723,384   $ 5,016,131
                                                                                         ===========   ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Liabilities:
   Unsecured credit facilities ........................................................  $    13,390   $   193,719
   Long-Term Unsecured Debt ...........................................................    1,391,607     1,401,262
   Mortgages payable ..................................................................      836,451       875,804
   Dividends payable ..................................................................            -        50,330
   Accounts payable ...................................................................       21,118        24,029
   Accrued expenses ...................................................................       69,567        86,334
   Other liabilities ..................................................................       30,047        39,710
                                                                                         -----------   -----------
     Total liabilities ................................................................    2,362,180     2,671,188
                                                                                         -----------   -----------
Minority interest:
   Perpetual preferred units ..........................................................       73,187        73,187
   Convertible operating partnership units ............................................       20,150        20,150
                                                                                         -----------   -----------
     Total minority interest ..........................................................       93,337        93,337
                                                                                         -----------   -----------
Shareholders' equity
   Series A Convertible Preferred Shares (3,237,935 shares in 2001 and 3,306,035 shares
     in 2000, liquidation preference of $25 per share) ................................       80,948        82,651
   Series B Preferred Shares (4,186,800 shares in 2001 and 4,186,800 shares in 2000,
     liquidation preference of $25 per share) .........................................      104,670       104,670
   Series C Preferred Shares (1,989,200 shares in 2001 and 1,989,200 shares in 2000,
     liquidation preference of $25 per share) .........................................       49,730        49,730
   Series D Preferred Shares (1,992,200 shares in 2001 and 1,992,200 shares in 2000,
     liquidation preference of $25 per share) .........................................       49,805        49,805
   Common Shares (120,863,476 shares in 2001 and 122,838,167 shares in 2000) ..........      120,863       122,838
   Additional paid-in capital .........................................................    1,908,726     1,949,270
   Other comprehensive income (loss) ..................................................       (1,074)        2,817
   Employee share purchase notes ......................................................       (6,684)       (6,764)
   Distributions in excess of net earnings ............................................      (39,117)     (103,411)
                                                                                         -----------   -----------
     Total shareholders' equity .......................................................    2,267,867     2,251,606
                                                                                         -----------   -----------
     Total liabilities and shareholders' equity .......................................  $ 4,723,384   $ 5,016,131
                                                                                         ===========   ===========

                The accompanying notes are an integral part of these condensed financial statements.

                                             Archstone Communities Trust

                                          Condensed Statements of Earnings

                                      (In thousands, except per share amounts)
                                                     (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           --------------------------
                                                                              2001            2000
                                                                           -----------    -----------
Revenues:
     Rental revenue ..................................................     $   171,098    $   168,464
     Income (loss) from unconsolidated real estate entities ..........             433         (1,113)
     Other income ....................................................           3,525          9,665
                                                                           -----------    -----------
                                                                               175,056        177,016
                                                                           -----------    -----------
Expenses:
     Rental expenses .................................................          39,324         38,454
     Real estate taxes ...............................................          15,469         15,243
     Depreciation on real estate investments .........................          32,353         36,525
     Interest expense ................................................          34,646         34,202
     General and administrative expenses .............................           5,678          6,285
     Provision for possible loss on investments ......................           9,409          2,753
     Other expenses ..................................................             577            357
                                                                           -----------    -----------
                                                                               137,456        133,819
                                                                           -----------    -----------
Earnings from operations .............................................          37,600         43,197

     Less: minority interest - perpetual preferred units .............           1,567          1,214
           minority interest - convertible operating partnership units             389            230
     Plus: gains on dispositions of depreciated real estate, net .....          35,051          4,132
                                                                           -----------    -----------
Net earnings .........................................................          70,695         45,885
     Less: Preferred Share dividends .................................           6,307          6,431
                                                                           -----------    -----------
Net earnings attributable to Common Shares - Basic ...................     $    64,388    $    39,454
                                                                           ===========    ===========
Weighted average Common Shares outstanding - Basic ...................         122,159        139,072
                                                                           -----------    -----------
Weighted average Common Shares outstanding - Diluted .................         127,901        139,099
                                                                           -----------    -----------
Net earnings per Common Share:
     Basic............................................................     $      0.53    $      0.28
                                                                           ===========    ===========
     Diluted..........................................................     $      0.52    $      0.28
                                                                           ===========    ===========
Distributions paid per Common Share...................................     $     0.410    $     0.385
                                                                           ===========    ===========

                The accompanying notes are an integral part of these condensed financial statements.

                                             Archstone Communities Trust

                                     Condensed Statement of Shareholders' Equity

                                          Three Months Ended March 31, 2001

                                                   (In thousands)
                                                     (Unaudited)

                                     Series A
                                    Convertible      Series B       Series C       Series D       Common
                                     Preferred      Preferred      Preferred      Preferred      Shares at
                                     Shares (1)      Shares(1)      Shares(1)      Shares(1)     Par Value
                                   -------------  -------------  -------------  -------------  -------------
Balances at December 31, 2000..... $      82,651  $     104,670  $      49,730  $      49,805  $     122,838
 Comprehensive income:
  Net Earnings....................             -              -              -              -              -
  Preferred Share dividends paid..             -              -              -              -              -
  Other comprehensive income
    (loss):
   Unrealized holding gains/losses
    on available-for-sale
    securities....................             -              -              -              -              -
   Change in intrinsic value of
    interest rate hedges..........             -              -              -              -              -

  Comprehensive income
    attributable to Common Shares.

 Repurchase of shares.............             -              -              -              -         (2,265)
 Conversion of Series A Preferred
   Shares into Common Shares......        (1,703)             -              -              -             92
 Other, net.......................             -              -              -              -            198
                                   -------------  -------------  -------------  -------------  -------------
Balances at March 31, 2001........ $      80,948  $     104,670  $      49,730  $      49,805  $     120,863
                                   =============  =============  =============  =============  =============

                                                                   Employee     Distributions
                                    Additional       Other           Share        in Excess
                                      Paid-in     Comprehensive    Purchase        of Net
                                      Capital     Income(loss)       Notes        Earnings         Total
                                   -------------  -------------  -------------  -------------  -------------
Balances at December 31, 2000..... $   1,949,270  $       2,817  $      (6,764) $    (103,411) $   2,251,606
 Comprehensive income:
  Net Earnings....................             -              -              -         70,695         70,695
  Preferred Share dividends paid..             -              -              -         (6,307)        (6,307)
  Other comprehensive income
    (loss):
   Unrealized holding gains/losses
    on available-for-sale
    securities....................             -         (2,769)             -              -         (2,769)
   Change in intrinsic value of
    interest rate hedges..........             -         (1,122)             -              -         (1,122)
                                                                                                ------------
  Comprehensive income
    attributable to Common Shares.                                                                    60,497
                                                                                                ------------
 Repurchase of shares.............       (47,735)             -              -              -        (50,000)
 Conversion of Series A Preferred
   Shares into Common Shares......         1,611              -              -              -              -
 Other, net.......................         5,580              -             80            (94)         5,764
                                   -------------  -------------  -------------  -------------  -------------
Balances at March 31, 2001........ $   1,908,726  $      (1,074) $      (6,684) $     (39,117) $   2,267,867
                                   =============  =============  =============  =============  =============

(1)  Each series of preferred shares is stated at the amount of the aggregate liquidation preference.

                The accompanying notes are an integral part of these condensed financial statements.

                                             Archstone Communities Trust

                                         Condensed Statements of Cash Flows
                                                   (In thousands)
                                                     (Unaudited)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                               -----------------------
                                                                                                  2001         2000
                                                                                               ----------   ----------
Operating activities:
   Net earnings .............................................................................  $   70,695   $   45,885
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization ..........................................................      33,318       36,762
     Gains on dispositions of depreciated real estate, net ..................................     (35,051)      (4,132)
     Provision for possible loss on investments .............................................       9,409        2,753
     Minority interest ......................................................................       1,956        1,444
   Change in accounts payable, accrued expenses and other liabilities .......................     (26,022)     (24,870)
   Other, net ...............................................................................      (5,054)        (694)
                                                                                               ----------   ----------
     Net cash flow provided by operating activities .........................................      49,251       57,148
                                                                                               ----------   ----------
Investing activities:
   Real estate investments ..................................................................     (60,781)    (225,618)
   Change in investments in and advances to unconsolidated real estate entities, net ........      22,163      (10,506)
   Proceeds from dispositions, net of closing costs .........................................     416,427       31,239
   Change in tax-deferred exchange escrow ...................................................     (94,962)      58,786
   Other, net ...............................................................................        (858)       2,165
                                                                                               ----------   ----------
     Net cash flow provided by (used in) investing activities ...............................     281,989     (143,934)
                                                                                               ----------   ----------
Financing activities:
   Proceeds from secured debt ...............................................................           -       53,528
   Principal prepayment of mortgages payable ................................................     (24,609)      (5,648)
   Regularly scheduled principal payments on mortgages payable ..............................      (1,195)      (1,205)
   Proceeds from (payments on) unsecured credit facilities ..................................    (192,829)      70,128
   Repurchase of Common Shares ..............................................................     (50,000)           -
   Proceeds from issuance of Preferred Shares and perpetual preferred units .................           -       31,224
   Cash dividends paid on Common Shares .....................................................     (50,424)     (53,504)
   Cash dividends paid on Preferred Shares ..................................................      (6,307)      (6,431)
   Cash dividends paid to minority interests ................................................      (1,956)      (1,444)
   Proceeds from dividend reinvestment and repayment of share purchase loans, net ...........       3,716        1,990
   Other, net ...............................................................................       1,959       (2,323)
                                                                                               ----------   ----------
     Net cash flow provided by (used in) financing activities ...............................    (321,645)      86,315
                                                                                               ----------   ----------
Net change in cash and cash equivalents .....................................................       9,595         (471)
Cash and cash equivalents at beginning of period ............................................       9,077       10,072
                                                                                               ----------   ----------
Cash and cash equivalents at end of period ..................................................  $   18,672   $    9,601
                                                                                               ==========   ==========
Significant non-cash investing and financing activities:
   Assumption of mortgages payable upon purchase of apartment communities ...................  $        -   $   24,679
   Receipt of mortgage note receivable in exchange for apartment community ..................  $        -   $   35,880
   Apartment communities exchanged for ownership interest in a joint venture ................  $   23,808   $        -
   Transfer of mortgage payable to a joint venture upon disposition of apartment communities.  $   15,308   $        -
   Issuance of convertible operating partnership units in exchange for development site .....  $        -   $    6,843
   Series A Convertible Preferred Shares converted to Common Shares .........................  $    1,703   $    1,481

                The accompanying notes are an integral part of these condensed financial statements.

                                             Archstone Communities Trust

                                       Notes to Condensed Financial Statements

                                               March 31, 2001 and 2000
                                                     (Unaudited)

(1)  General

     The condensed financial  statements of Archstone are unaudited and certain information and footnote  disclosures normally  included in  financial  statements  have been  omitted.  While  management  believes  that the  disclosures presented  are  adequate,  these  interim  financial  statements  should be read in  conjunction  with the  financial statements and notes included in Archstone's 2000 Annual Report on Form 10-K ("2000 Form 10-K").

     In the  opinion  of  management,  the  accompanying  unaudited  financial  statements  contain  all  adjustments necessary for a fair  presentation  of  Archstone's  financial  statements  for the interim  periods  presented.  The results of operations for the  three-month  periods ended March 31, 2001 and 2000 are not  necessarily  indicative of the results to be expected for the entire year.

   Principles of Consolidation

     The accounts of Archstone  and its  controlled  subsidiaries  are  consolidated  in the  accompanying  condensed
financial   statements.   All  significant   intercompany   accounts  and   transactions   have  been  eliminated  in
consolidation.  We use the equity method to account for investments  when we do not control,  but have the ability to exercise  significant  influence  over  the  operating  and  financial  policies  of the  investee.  For an  investee accounted  for under the equity  method,  our share of net  earnings or losses of the investee is reflected in income as earned and dividends are credited against the investment as received.

   Reclassifications

     Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

   Use of Estimates

     The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted in the
United  States of America  ("GAAP")  requires  management  to make  estimates  and  assumptions  that affect  amounts reported in the  financial  statements  and the related  notes.  Actual  results  could differ from those  estimates.
Estimates and  assumptions  are reviewed  periodically  and the effects of revisions are reflected in the period they are determined to be necessary.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

   Per Share Data

     Following is a reconciliation of basic earnings per share ("EPS") to diluted EPS for the periods indicated (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                        2001        2000
                                                                                     ----------  ----------
   Reconciliation of numerator between basic and diluted net earnings per Common Share (1) :
Net earnings attributable to Common Shares - Basic...............................    $   64,388  $   39,454
   Dividends on Series A Preferred Shares........................................         1,790           -
   Minority interest - convertible operating partnership units...................           389           -
                                                                                     ----------  ----------
Net earnings attributable to Common Shares - Diluted.............................    $   66,567  $   39,454
                                                                                     ==========  ==========
   Reconciliation of denominator between basic and diluted net earnings per Common Share (1):
Weighted average number of Common Shares outstanding - Basic.....................       122,159     139,072
   Assumed conversion of Series A Preferred Shares into Common Shares............         4,381           -
   Assumed conversion of convertible operating partnership units.................           949           -
   Assumed exercise of options...................................................           412          27
                                                                                     ----------  ----------
Weighted average number of Common Shares outstanding - Diluted...................       127,901     139,099
                                                                                     ==========  ==========

(1)     Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2)  Real Estate

   Investments in Real Estate

     Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                                  March 31, 2001           December 31, 2000
                                                              ------------------------ -----------------------
                                                               Investment    Units      Investment    Units
                                                              ------------ ----------- ------------ ----------
Apartment Communities:
   Operating communities...................................   $  4,263,464      55,843 $  4,651,275     62,509
   Communities under construction (1)......................        302,818       3,807      298,519      4,107
   Development communities In Planning (1):
     Owned.................................................         83,694       1,971       75,662      1,902
     Under control (2).....................................              -       1,955            -      2,167
                                                              ------------ ----------- ------------ ----------
      Total development communities In Planning............         83,694       3,926       75,662      4,069
                                                              ------------ ----------- ------------ ----------
        Total apartment communities........................      4,649,976      63,576    5,025,456     70,685
                                                              ------------ =========== ------------ ==========
Other real estate assets...................................          7,132                   10,584
Hotel asset................................................         22,870                   22,870
                                                              ------------             ------------
        Total real estate..................................   $  4,679,978             $  5,058,910
                                                              ============             ============

(1)     Unit  information  is based on  management's  estimates and has not been audited or reviewed by our  independent auditors.
(2)     Archstone's  investment  as of March 31, 2001 and  December  31, 2000 for  developments  Under  Control was $6.1 million and $5.9 million,  respectively  and is reflected on the "Other assets"  caption of Archstone's  Balance
        Sheets.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

     The change in investments in real estate, at cost, consisted of the following (in thousands):

                      Balance at January 1, 2001 ...............................  $ 5,058,910
                         Apartment communities:
                           Acquisition-related expenditures ....................        2,277
                           Redevelopment expenditures ..........................        3,868
                           Recurring capital expenditures ......................        1,536
                           Development expenditures, excluding land acquisitions       40,579
                           Acquisition and improvement of land for development .       10,218
                           Dispositions ........................................     (431,958)
                           Provision for possible loss on investments ..........       (2,000)
                                                                                  -----------
                            Net apartment community activity ...................    4,683,430
                                                                                  -----------
                         Other:
                           Change in other real estate assets ..................       (3,452)
                                                                                  -----------
                      Balance at March 31, 2001 ................................  $ 4,679,978
                                                                                  ===========

     At March 31,  2001,  we had  unfunded  contractual  commitments  related to real  estate  investment  activities aggregating approximately $175.6 million of which $172.7 million related to communities under construction.

     We were  committed to the sale of seven  apartment  communities  and certain  other real estate assets having an aggregate  carrying  value of $98.7  million as of March 31, 2001.  Each  property's  carrying  value is less than or equal to its  estimated  fair market  value,  net of estimated  costs to sell.  The  property-level  earnings,  after mortgage  interest and  depreciation,  from these  communities at March 31, 2001,  which are included in our earnings from operations for the three months ended March 31, 2001 and 2000 were $2.2 million and $1.6 million, respectively.

     During the three  months  ended March 31,  2001,  we  concluded  that the full  recovery of certain  real estate assets held for sale was  doubtful.  As a result,  a provision  for  possible  loss of $2.0  million was  recorded to reduce these assets to their estimated fair value.

(3)  Investments in and Advances to Unconsolidated Real Estate Entities

     We have  investments  in entities that we account for using the equity  method.  Following is a summary of these investments (in thousands):

                                                                  March 31,    December 31,
                         Investment in and Advances to:             2001          2000
                  --------------------------------------------  ------------  ------------
                    Ameriton Properties Incorporated (1) .....  $    188,289  $    209,347
                    Various apartment community joint ventures        16,499        16,673
                                                                ------------  ------------
                         Total ...............................  $    204,788  $    226,020
                                                                ============  ============

(1)  Ameriton  Properties  Incorporated  ("Ameriton")  engages  in the  opportunistic  acquisition,  development  and eventual disposition of apartment communities with a shorter-term investment horizon.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

     In March 2001,  we formed a joint venture with an  institutional  investor.  The venture was formed  through our contribution of 12 apartment  communities  with an estimated  aggregate fair value of $310.0 million and a book value of $268.5 million.  The  institutional  investor  contributed  $71.3 million of cash for a 75% ownership  interest in the venture.  The venture also  obtained or assumed an aggregate of $217.3  million in mortgage  loans secured by the
12  communities,  which are located in ten non-core  markets  throughout  the United  States.  In exchange for the 12 contributed  communities,  we received a 25% ownership interest in the venture and cash distributions totaling $267.4 million of which $44.8 million was deposited to our  tax-deferred  exchange escrow account.  For financial  reporting purposes,  we accounted for the transaction as a partial  disposition of the  communities,  which resulted in a $41.2 million total gain, of which $17.4 million was  recognized.  As a result of our continuing  economic  interest in the joint  venture we deferred  $23.8  million in gain,  reducing the  carrying  value of our  investment  on the date of formation to $0. The venture has a ten-year life with  flexible  liquidation  terms to ensure an orderly  disposition of the communities  based on prevailing  market  conditions.  Cash dividend  amounts are distributed to the investors of the joint venture  quarterly.  The venture  investors  have no ongoing  capital  commitments  and no obligation to repay cash distributions.  We will receive management fees for managing the communities.

(4)  Borrowings

   Unsecured Credit Facilities

     We have a $580 million  unsecured  revolving credit facility  provided by a group of financial  institutions led by The Chase  Manhattan  Bank.  The $580  million  facility  matures in December  2003 and has a one-year  extension, exercisable  at our option.  The  facility  bears  interest  at the  greater of prime or the federal  funds rate plus
0.50%,  or at our option,  LIBOR (an average of 5.71% for the quarter  ended March 31,  2001) plus 0.65%.  The spread over  LIBOR can vary from LIBOR plus  0.50% to LIBOR  plus  1.25%  based upon the rating of our  Long-Term  Unsecured
Debt.  Under a  competitive  bid  option  contained  in the  credit  agreement,  we may be able to  borrow up to $290 million at a lower interest rate spread over LIBOR,  depending on market  conditions.  Under the agreement,  we pay a facility  fee of 0.15% of the  commitment,  which  can vary  from  0.125%  to  0.200%  based  upon the  rating of our
Long-Term  Unsecured  Debt.  Archstone  paid  facility fees on unsecured  credit  facilities of $0.9 million and $1.1 million during the three months ended March 31, 2001 and 2000, respectively.

     The following table summarizes our unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                                March 31,      December 31,
                                                                                  2001            2000
                                                                              -------------  -------------
Total unsecured revolving credit facility................................     $     580,000  $     580,000
Borrowings outstanding at end of period..................................                 -        150,000
Weighted average daily borrowings........................................           124,722        305,016
Maximum borrowings outstanding during the period.........................     $     250,000  $     618,000
Weighted average daily nominal interest rate.............................             6.71%          7.01%
Weighted average daily effective interest rate...........................             8.53%          7.45%

     We also have a short-term  unsecured  borrowing  agreement  with The Chase  Manhattan  Bank,  which provides for maximum  borrowings of $100  million.  The agreement  bears  interest at an overnight  rate that ranged from 5.88% to
7.31%  during the three months  ended March 31,  2001.  At March 31, 2001 and  December  31,  2000,  there were $13.4 million and $43.7 million of borrowings outstanding under this agreement, respectively.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

   Long-Term Unsecured Debt

     Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                   Effective   Balance at      Balance at     Average
                                        Coupon     Interest     March 31,     December 31,   Remaining
             Type of Debt              Rate (1)    Rate (2)       2001           2000       Life (Years)
------------------------------------ -----------  ----------  -------------  ------------- -------------

Long-term unsecured senior notes....     7.49%       7.68%    $   1,312,969  $   1,325,547      6.8
Unsecured tax-exempt bonds..........     3.87%       4.22%           78,638         75,715      7.2
                                     -----------  ----------  -------------  ------------- -------------
     Total/average..................     7.28%       7.49%    $   1,391,607  $   1,401,262      6.8
                                     ===========  ==========  =============  ============= =============

(1)     Represents a fixed rate for the  long-term  unsecured  notes and a variable  rate for the  unsecured  tax-exempt bonds.
(2)     Represents the effective  interest rate,  including  interest rate hedges,  loan cost  amortization  and other ongoing fees and expenses, where applicable.

     The $1.3 billion of long-term  unsecured  senior notes generally have semi-annual  interest  payments and either amortizing  annual  principal  payments or balloon payments due at maturity.  The unsecured  tax-exempt bonds require semi-annual  payments and are due upon maturity in 2008 (see - Scheduled Debt  Maturities).  The notes are redeemable at our option,  in whole or in part,  and the unsecured  tax-exempt  bonds are  redeemable at our option upon sale of the related  property.  The  redemption  price is  generally  equal to the sum of the  principal  amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

   Mortgages payable

     Archstone's  mortgages  payable  generally  feature  either monthly  interest and principal  payments or monthly interest-only  payments  with balloon  payments due at maturity  (see - Scheduled  Debt  Maturities).  Following is a
summary of our mortgages payable (dollar amounts in thousands):

                                                       Effective Interest          Principal Balance at
                 Type of Mortgage                           Rate (1)         March 31, 2001    December 31, 2000
----------------------------------------------------  -------------------  -----------------  -------------------

Fannie Mae secured debt (2)......................             6.96%        $         406,883   $          406,989
Conventional fixed rate..........................             7.77%                  179,918              200,694
Tax-exempt fixed rate............................             7.30%                   17,625               17,676
Tax-exempt floating rate.........................             4.17%                  208,079              226,325
Other............................................             5.65%                   23,946               24,120
                                                      -------------------  -----------------  -------------------
     Total/average mortgage debt.................             6.41%        $         836,451   $          875,804
                                                      ===================  =================  ===================

(1)     Includes the effect of interest rate hedges,  credit  enhancement fees, other  bond-related  costs and loan cost amortization, where applicable as of March 31, 2001.
(2)     Represents  a long-term  secured  debt  agreement  with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009,  although  Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

     The change in mortgages  payable  during the three months ended March 31, 2001  consisted of the  following  (in thousands):

        Balance at January 1, 2001.......................................................   $     875,804
             Regularly scheduled principal amortization..................................          (1,195)
             Prepayments, final maturities and other.....................................         (38,158)
                                                                                            -------------
        Balance at March 31, 2001........................................................   $     836,451
                                                                                            =============

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

   Scheduled Debt Maturities

     Approximate  principal payments due during each of the next five calendar years and thereafter,  as of March 31,
2001 are as follows (in thousands):

                                                               Mortgages Payable
                                                        ------------------------------
                                                          Regularly
                                          Long-Term       Scheduled         Final
                                          Unsecured       Principal       Maturities
                                            Debt         Amortization      and Other       Total
                                        --------------  --------------  -------------- --------------
2001 (April through December).......    $       57,433  $        3,144  $           55 $       60,632
2002................................            97,810           4,915              55        102,780
2003................................           171,560           5,173          14,796        191,529
2004................................            51,560           5,923          36,401         93,884
2005................................           251,560           5,613          27,971        285,144
Thereafter..........................           761,684         104,808         627,597      1,494,089
                                        --------------  --------------  -------------- --------------
     Total..........................    $    1,391,607  $      129,576  $      706,875 $    2,228,058
                                        ==============  ==============  ============== ==============

     The average annual principal payments due from 2006 to 2020 are $97.7 million per year.

     The $580 million unsecured credit facility matures in December 2003 and has a one-year extension option.

   Other

     Archstone's debt instruments  generally  contain certain  covenants common to the type of facility or borrowing, including  financial  covenants  establishing  minimum debt service coverage ratios and maximum  leverage ratios.  We were in compliance with all financial covenants pertaining to our debt instruments at March 31, 2001.

     For the three months ended March 31, 2001 and 2000,  the total interest paid on all  outstanding  debt was $49.8 million and $46.5 million,  respectively.  We capitalize  interest incurred during the construction period as part of the cost of apartment  communities under  development.  Interest  capitalized during the three months ended March 31,
2001 and 2000 was $5.3 million and $6.6 million, respectively.

     Amortization  of loan costs included in interest  expense for the three months ended March 31, 2001 and 2000 was
$1.4 million and $1.1 million, respectively.

     See Note 7 contained  in Item 1 of this Form 10-Q for a summary of  derivative  instruments  used in  connection with our debt instruments.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

(5)  Minority Interest

   Perpetual Preferred Units

     At various dates,  consolidated  subsidiaries  of Archstone  have issued  perpetual  preferred  units to limited partnerships  in exchange for cash.  All perpetual  preferred  units issued to date have a liquidation  preference of
$25 per unit and are paid a fixed cumulative  quarterly  distribution each quarter.  We have the option to redeem the units at par on dates  ranging  from  2004 to 2005.  Unless  redeemed,  the units are  convertible  into a  specified series of Archstone  non-convertible  perpetual  preferred  shares  after  certain  dates.  Following is a summary of outstanding perpetual preferred units as of March 31, 2001:

                                                                              Annual        Convertible
                                                               Total       Distribution    into Perpetual
                           Effective                         Liquidation      Rate        Preferred Shares
     Series              Issuance Date            Units      Preference     (Per unit)      on or After
-----------------  --------------------------  -----------  -------------  ------------  ------------------
Archstone Communities Limited Partnership:
    Series E       August 13, 1999...........      520,000  $  13 million  $     2.0938  August 13, 2009
    Series E       November 19, 1999.........      400,000     10 million        2.0938  November 19, 2009
    Series E       February 4, 2000..........      680,000     17 million        2.0938  February 4, 2010
                                               -----------  -------------  ------------
                                                 1,600,000  $  40 million  $     2.0938
Archstone Communities Limited Partnership II:
    Series F       September 27, 1999........      800,000  $  20 million  $     2.0313  September 27, 2009

    Series G       March 3, 2000.............      600,000     15 million        2.1563  March 3, 2010
                                               -----------  -------------  ------------
                                                 1,400,000  $  35 million  $     2.0849
                                               -----------  -------------  ------------
                       Total ................    3,000,000  $  75 million  $     2.0896
                                               ===========  =============  ============

   Convertible Operating Partnership Units

     As of March 31, 2001 and 2000, there were approximately  355,000 and 594,000 convertible  operating  partnership units ("OP Units")  outstanding  that had been issued for real estate by Archstone  Communities  Limited  Partnership and Atlantic  Multifamily  Limited  Partnership I, respectively,  consolidated  subsidiaries of Archstone.  The units are  convertible  into Common Shares on a  one-for-one  basis and are entitled to  distributions  in amounts equal to those distributed on Common Shares.

   General

     All of the units are reflected as minority  interest in the  accompanying  Balance Sheets.  The income allocated to these minority interests,  which is generally equal to the amount of unit distributions,  is reflected as minority interest  expense in the  accompanying  Statements  of Earnings.  We do not  recognize  gains  related to the sale of partnership interests.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

     The following table summarizes  Archstone's  ownership  percentage in each limited  partnership before and after the issuance of partnership units during the periods covered by these financial statements:

                                                                                Archstone Equity as a
                                                                                 Percentage of Total
                                                                                 Partnership Equity
                                                                             ----------------------------
         Partnership               Description of Unit         Transaction       Before         After
             Name                       Issuance                  Date        Transaction    Transaction
     -------------------    -----------------------------  ----------------  -------------- -------------

     ACL(1).............    680,000 Preferred Units             02/04/00         78.0%          77.0%
     ACL(1).............    350,590 OP Units                    03/16/00         77.0%          76.0%
     ACL2(2)............    600,000 Preferred Units             03/03/00         78.0%          60.0%

(1)  "ACL" refers to Archstone Communities Limited Partnership
(2)  "ACL2" refers to Archstone Communities Limited Partnership II

(6)  Shareholders' Equity and Distribution to Shareholders

     On February 28, 2001,  Security  Capital sold 29.5 million Common Shares in an underwritten  offering at a price of $23.30  per  share  ($22.08  per share  after  underwriting  discounts).  Concurrent  with  this  sale,  Archstone repurchased  2.3 million  Common  Shares from Security  Capital at $22.08 per share,  which is the same net price per share received by Security Capital in the offering.  As a result of these  transactions,  Security Capital liquidated its entire  investment in Archstone's  Common Shares and is no longer entitled to Board  representation  or any other special rights  previously  associated with its  investment.  Both of Security  Capital's  designees to the Board, C.
Ronald Blankenship and John T. Kelley III, resigned concurrent with the closing of the transactions.

     The following  table  summarizes  the quarterly  cash  dividends  paid per share on Common and Preferred  Shares during the three months ended March 31, 2001 and the annualized dividend we expect to pay for 2001:

                                                             Quarterly         Annualized
                                                           Cash Dividend      Cash Dividend
                                                             Per Share          Per Share
                                                          ---------------    ---------------
     Common Shares.................................           $   0.41           $   1.64
     Series A Convertible Preferred Shares(1)......           $   0.55           $   2.21
     Series B Preferred Shares(1)..................           $   0.56           $   2.25
     Series C Preferred Shares(1)..................           $   0.54           $   2.16
     Series D Preferred Shares(1)..................           $   0.55           $   2.19

(1)  The liquidation preference on all preferred series is $25 per share.

     On April 25, 2001,  Archstone's  Board of Trustees  declared the second quarter 2001 cash  distribution of $0.41 per Common  Share,  payable on May 31, 2001,  to  shareholders  of record on May 17, 2001.  This  dividend  marks the company's 101st consecutive quarter of common dividend payments.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

(7)  Financial Instruments and Hedging Activities

   Fair Value of Financial Instruments

     At March 31, 2001 and December 31, 2000, the fair values of cash and cash  equivalents,  restricted cash held in a tax-deferred  exchange escrow,  receivables and accounts payable  approximated their carrying values because of the short-term  nature of these  instruments.  The estimated fair values of other financial  instruments  subject to fair value disclosures were determined based on available market  information and valuation  methodologies  believed to be appropriate for these purposes.  Considerable  judgment and a high degree of subjectivity  are involved in developing these  estimates  and,  therefore,  are not  necessarily  indicative of the actual amounts that we could realize upon disposition.  Following is a table summarizing these financial instruments (in thousands):

                                                           Balance at                  Balance at
                                                         March 31, 2001            December 31, 2000
                                                   --------------------------  --------------------------
                                                     Carrying     Estimated     Carrying      Estimated
                                                     Amounts      Fair Value     Amounts      Fair Value
                                                   ------------  ------------  ------------  ------------
Stock investments..............................    $      5,051  $      5,051  $     16,182  $     16,182
Borrowings:
     Unsecured credit facilities...............    $     13,390  $     13,390  $    193,719  $    193,719
     Long-Term Unsecured Debt..................       1,391,607     1,398,682     1,401,262     1,392,216
     Mortgages payable.........................         836,451       844,787       875,804       892,733
Interest rate contracts:
     Interest rate swaps.......................    $      3,452  $      3,452  $          -  $      6,599
     Interest rate caps........................             162           162           715           559

     The  amounts  labeled  "stock  investments"  in the table  above  include  both  investments  in private  equity securities and  publicly-traded  equity  securities for which there is a readily  determinable fair market value. The publicly-traded  equity  securities are classified as "available for sale securities" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders'  equity. The private  investments,  for which we do not have the  ability to exercise  significant  influence,  are  accounted  for at cost.  Declines in the value of public and private  investments  that  management  determines  are other than  temporary,  are recorded as a provision for possible loss on  investments.  Our evaluation of the carrying value of these  investments is primarily based  upon a  regular  review of  market  valuations  (if  available),  each  company's  operating  performance  and assumptions  underlying cash flow forecasts.  In addition,  management  considers events and  circumstances  that may signal the  impairment of an  investment.  As a result of this  evaluation  process,  management  concluded  that the decline in value of its  investment in  BroadbandNOW!,  a private  technology  company,  was other than temporary and recorded a charge to provision for possible loss on investments in March 2001 of $7.4 million, which was equal to our total investment in the company.

   Hedging Activities

     We are exposed to the impact of interest  rate changes and will  occasionally  utilize  interest  rate swaps and interest  rate caps as hedges  with the  objective  of  lowering  our overall  borrowing  costs.  We do not use these derivatives  for  trading  or other  speculative  purposes.  Further,  as a matter  of  policy,  we only  enter  into contracts  with major  financial  institutions  based upon their  credit  ratings and other  factors.  When viewed in conjunction  with the underlying and offsetting  exposure that the  derivatives  are designed to hedge,  we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

     To determine  the fair values of derivative  and other  financial  instruments,  we use a variety of methods and assumptions  that are based on market  conditions  and risks  existing at each balance sheet date.  These methods and assumptions  include  standard  market  conventions  and techniques  such as discounted  cash flow  analysis,  option pricing  models,  replacement  cost and  termination  cost.  All methods of assessing  fair value result in a general approximation  of value,  and therefore,  are not necessarily  indicative of the actual amounts that we could realize upon disposition.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

   New Accounting Guidance Related to Derivatives and Hedging Activities

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
These amounts should  completely offset with no resulting  earnings impact,  except for the portion of the hedge that proves to be  ineffective,  if any. In the case of a cash flow hedge,  changes in fair value related to the effective portion of the hedge are accumulated in other comprehensive  income (loss) and subsequently  reclassified to earnings during the period that the hedged item impacts  earnings.  The portion of the cash flow hedge that is  ineffective at offsetting  cash flows  will be  recognized  in  earnings  immediately.  The  reduction  in fair value on a cash flow hedge, such as an interest rate cap, relating to the passage of time is recorded in earnings each period.

     Upon  adoption  of SFAS No.  133/138,  on  January  1, 2001 we  recorded  a net  transition  unrealized  loss of approximately  $205,000 in other expense,  related to the  cumulative  effect of an accounting  change.  In addition, for the three months  ended March 31, 2001 we recorded a $348,000  charge to other  expense  related to the change in time value of our interest  rate caps.  During this same period we recorded a charge of $176,000 to interest  expense which  neutralized  the earnings  impact of an interest rate swap  designated as a cash flow hedge that was more than
100% effective at offsetting  interest rates on the  underlying  hedged debt.  Based on current  interest  rates,  we anticipate  that over the next twelve months we will record  interest  expense of  approximately  $406,000  resulting from the  reclassification  of a portion of the $1.1 million  unrealized  loss on cash flow hedges  currently held in other  comprehensive  income (loss).  The  combination  of this expense with the lower interest  expense we expect to pay on the underlying  floating rate debt will result in overall  interest expense equal to the  contractually  fixed amount  resulting from the fixed rate swaps. As a matter of policy,  we pursue hedging  strategies that result in the least degree of earnings volatility possible under the new accounting standard.

     The following  table  summarizes the notional  value,  carrying value and estimated fair value of our derivative financial  instruments,  as of March 31, 2001 (in  thousands).  The  notional  value  provides an  indication  of the extent of our  involvement in these  instruments at that time,  but does not represent  exposure to credit,  interest rate or market risks.

                                                                                 Carrying and
                                                    Notional       Maturity     Estimated Fair
                                                     Amount       Date Range        Value
                                                   -----------  --------------  --------------
         Cash flow hedges:
            Interest rate caps.................    $   152,958     2002-2005    $          162
            Interest rate swaps................        205,000     2001-2006            (1,297)
                                                   -----------  --------------  --------------
              Total cash flow hedges...........    $   357,958     2001-2006    $       (1,135)
                                                   -----------  --------------  --------------
         Fair value hedges:
            Interest rate swaps................    $   104,005     2006-2008    $        4,289
            Total rate of return swaps.........         69,756     2004-2007               460
                                                   -----------  --------------  --------------
              Total fair value hedges..........    $   173,761     2004-2008    $        4,749
                                                   -----------  --------------  --------------
                 Total hedges..................    $   531,719     2001-2008    $        3,614
                                                   ===========  ==============  ==============

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Continued)

(8)  Segment Data

     We define each of our apartment  communities as individual  operating  segments.  We have determined that all of our apartment  communities  have similar economic  characteristics  and also meet the other criteria which permit the apartment  communities  to be aggregated  into one  reportable  segment.  We rely  primarily on Net Operating  Income
(rental  revenues  less rental  expenses  and real  estate  taxes,  excluding  depreciation)  for  purposes of making decisions about allocating resources and assessing segment performance.

     Following are reconciliations of the reportable  segment's:  (i) revenues to consolidated  revenues and (ii) Net
Operating Income to consolidated earnings from operations (in thousands):

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2001           2000
                                                                              -------------  -------------
Reportable apartment communities segment revenues.........................    $     170,090  $     167,731
Other non-reportable operating segment revenues (1).......................            4,966          9,285
                                                                              -------------  -------------
     Total segment and consolidated revenues..............................    $     175,056  $     177,016
                                                                              =============  =============

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              -------------  -------------
Reportable apartment communities segment Net Operating Income.............    $     115,393  $     114,036
Other non-reportable operating segment Net Operating Income...............              912            731
                                                                              -------------  -------------
     Total segment Net Operating Income...................................    $     116,305  $     114,767
                                                                              -------------  -------------
Reconciling items:
     Income from unconsolidated real estate entities......................              433         (1,113)
     Other income.........................................................            3,525          9,665
     Depreciation on real estate investments..............................          (32,353)       (36,525)
     Interest expense.....................................................          (34,646)       (34,202)
     General and administrative expenses..................................           (5,678)        (6,285)
     Other expenses.......................................................           (9,986)        (3,110)
                                                                              -------------  -------------
Consolidated earnings from operations.....................................    $      37,600  $      43,197
                                                                              =============  =============

(1)     The first  quarter of 2001 is  primarily  comprised of rental  revenue  from a hotel,  a gain from the sale of a technology  investment,  interest income and various other income.  The first quarter of 2000 primarily includes interest income on the Homestead  mortgage notes,  which were sold during 2000, a gain from the sale of Spectrum
        Apartment Locators, rental revenue from a hotel and various other income.

     Archstone does not derive any of its  consolidated  revenues from foreign  countries and does not have any major customers that individually account for 10% or more of its consolidated revenues.

(9)  Subsequent Events

   Proposed Merger Transaction

     On  May  4, 2001,  we announced an  agreement to  merge with Charles E. Smith Residential  Realty,  Inc. ("Smith
Residential"), a real estate investment trust that primarily develops, acquires, owns, leases and  manages  high-rise apartment communities  in Washington,  D.C.,  Northern  Virginia,  Chicago, Boston and  Southeast  Florida.  Pursuant
to a series of merger transactions, Archstone  will be reorganized into  an umbrella real estate investment trust, or
"UPREIT", format.  The total market value of the transaction is approximately $3.6 billion.

                                             Archstone Communities Trust

                                Notes to Condensed Financial Statements - (Concluded)

     In accordance with  the terms of the agreement, each  outstanding Smith Residential common share (NYSE:SRW) will be converted  into the right to receive 1.975 Archstone  common shares and  each outstanding preferred share of Smith
Residential  will  be  converted into  the  right to receive a corresponding series of preferred shares of Archstone.
Additionally,  partners  of  Charles  E. Smith  Residential  Realty,  L.P., an   operating partnership in which Smith
Residential  holds  an  interest, will  receive  1.975  shares  of  Archstone  for each limited partnership interest.
Archstone's dividend after the merger is expected to remain at an annualized level of $1.64 per share.

     The transaction, which is structured to qualify as a tax-free merger, is subject to the approval of a majority of Archstone's outstanding common shares, two-thirds  of  the  outstanding common shares of Smith Residential and a majority in percentage  interest  of the  holders of  limited partnership interests of Charles E. Smith Residential
Realty, L.P. (other than limited partnership interests owned by Smith Residential). The transaction is also subject to the receipt of regulatory approvals and other customary closing conditions.  We anticipate filing a registration statement  and  joint  proxy  statement  with  the  Securities  and  Exchange Commission  in  May or June 2001. The
transaction is expected to be completed by October 2001.

   Redemption of Series B Cumulative Redeemable Preferred Shares

     On April 5, 2001,  we announced  that all of our outstanding  Series B  Cumulative  Redeemable Preferred Shares
of Beneficial Interest would be called for redemption on May 7, 2001 at a price of $25.00  per share,  plus $0.23125 in accrued and unpaid dividends, resulting in an aggregate cash payment of $105.6 million.

                                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Trustees and Shareholders
of Archstone Communities Trust:

     We have reviewed the accompanying  condensed  balance sheet of Archstone  Communities  Trust (the "Trust") as of
March 31, 2001,  and the related  condensed  statements  of earnings for the three month periods ended March 31, 2001 and 2000,  the condensed  statement of  shareholders'  equity for the three month period ended March 31, 2001 and the condensed  statements  of cash flows for the three  month  periods  ended March 31,  2001 and 2000.  These  condensed financial statements are the responsibility of the Trust's management.

     We conducted our review in accordance with standards  established by the American  Institute of Certified Public
Accountants.  A review of interim financial  information  consists  principally of applying analytical  procedures to
financial  data  and  making  inquiries  of  persons   responsible  for  financial  and  accounting  matters.  It  is substantially less in scope than an audit conducted in accordance with auditing  standards  generally accepted in the
United States of America,  the objective of which is the expression of an opinion regarding the financial  statements taken as a whole.  Accordingly, we do not express such an opinion.

     Based on our  review,  we are not aware of any  material  modifications  that  should  be made to the  condensed financial  statements  referred to above for them to be in conformity with accounting  principles  generally accepted in the United States of America.

     We have previously  audited,  in accordance with auditing  standards  generally accepted in the United States of
America,  the  balance  sheet  of the  Trust as of  December  31,  2000,  and the  related  statements  of  earnings, shareholders'  equity,  and cash flows for the year then  ended  (not  presented  herein);  and in our  report  dated
January 30, 2001,  except as to Note 16, which is as of February 28,  2001,  we expressed an  unqualified  opinion on those financial  statements.  In our opinion,  the information set forth in the accompanying  condensed balance sheet as of December 31, 2000 is fairly stated,  in all material  respects,  in relation to the balance sheet from which it has been derived.

                                                      KPMG LLP

Chicago, Illinois
May 4, 2001

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following  information  should  be read in  conjunction  with  Archstone's  2000  Form  10-K as well as the financial statements and notes included in Item 1 of this report.

   Forward-Looking Statements

     Certain  statements in this Form 10-Q that are not  historical  facts are  "forward-looking  statements" as that term is defined under the Private  Securities  Litigation  Reform Act of 1995. These  forward-looking  statements are based on our current  expectations,  beliefs,  assumptions,  estimates and projections about the industry and markets in which we operate.  Words such as "expects,"  "anticipates,"  "intends," "plans,"  "believes," "seeks," "estimates"
and  variations  of such words and similar  expressions  are intended to identify  such  forward-looking  statements.
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

     Our operating results depend primarily on income from apartment communities,  which is substantially  influenced by supply and demand for apartment  units,  operating  expense  levels,  property  level  operations and the pace and price at which we can develop,  acquire or dispose of apartment  communities.  Capital and credit market  conditions, which  affect  our cost of  capital,  also  influence  operating  results.  See  Archstone's  2000 Form 10-K "Item 1.
Business" for a more complete discussion of risk factors that could impact our future financial performance.

Results of Operations

   Overview

     Our basic net earnings  attributable  to Common Shares  increased  63.2% during the three months ended March 31,
2001 as compared to the same period in 2000.  This increase was primarily  attributable  to a $30.9 million  increase in gains on  disposition  of  depreciated  real estate and an increase in apartment  community Net  Operating  Income offset by a reduction in interest  income due to the 2000 sale of our  Homestead  mortgage  notes and a provision for loss relating primarily to a technology investment.

   Apartment Community Operations

     At  March  31,  2001,  investments  in  apartment  communities  comprised  over  99% of our  total  real  estate portfolio.  The following  table  summarizes  overall  performance of our apartment  communities  for each period (in thousands, except for units and percentages):

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2001            2000
                                                                          ------------    ------------
     Rental revenues..................................................    $    170,090    $    167,731
     Property operating expenses......................................          54,697          53,695
                                                                          ------------    ------------
     Net Operating Income.............................................    $    115,393    $    114,036
                                                                          ============    ============
     Operating margin (Net Operating Income/rental revenues)..........           67.8%           68.0%
                                                                          ============    ============
     Average occupancy during period..................................           95.6%           95.6%
                                                                          ------------    ------------
     Average number of operating units................................          60,782          68,094
                                                                          ------------    ------------

     The following table reflects  revenue,  expense and Net Operating Income growth for Same-Store  communities that were fully operating during the three months ended March 31 for each respective comparison period:

                               Same-Store         Same-Store         Same-Store Net        Number
                                Revenue            Expense             Operating             of
                                 Growth             Growth           Income Growth     Operating Units
                            -----------------  -----------------  ------------------  -----------------

     2001...............           7.24%              4.30%              8.71%              46,013
     2000...............           5.55%              4.59%              6.03%              49,566

     Net Operating  Income from our total  portfolio has increased for the three months ended March 31, 2001 compared to the same period in 2000  primarily due to an increase in rental  revenues from our operating  communities  and the successful  Lease-Up of  development  communities as they are  completed.  The execution of our capital  redeployment program  continues to improve  operating  margins as capital is redeployed  into protected  markets,  which typically achieve higher and more consistent revenue growth.

     The  improved  operating  margins for the three  months  ended March 31,  2001 were also  impacted by  operating efficiencies and increasing  levels of utility  reimbursements  from residents.  Offsetting these expense  reductions were increases in insurance costs due to higher premiums and claims estimates and higher  make-ready  expenses due to a slight increase in resident turnover.

   Income from Unconsolidated Real Estate Entities

     Income from  unconsolidated  real estate  entities  has  increased  from 2000 to 2001  primarily  as a result of increasing  income from our  investment in Ameriton,  a corporation  whose focus is  opportunistically  acquiring and developing  apartment  communities  for  sale  to  third  parties  and,  to  a  lesser  extent,  our  investments  in apartment-related  joint ventures  during 2000 and 2001.  See Note 3 contained in Item 1 for  additional  information on income from unconsolidated real estate entities.

   Other Income

     Higher  other  income for the three  months  ended  March 31,  2000 as  compared  to the same period in 2001 was primarily  attributable  to a $3.3  million  gain in March  2000  from the sale of  Spectrum  Apartment  Locators,  a wholly-owned  start-up  company we acquired in January  1998,  and $6.0  million of  interest  income  related to the
Homestead  mortgage  notes,  which we no longer own. Other income for 2001 included a $1.7 million gain from the sale of  Manugistics  Group,  Inc.  stock,  a $0.5  million  operating  loss from our  investment  in SafeRent,  Inc.,  an
Internet-based  applicant  screening  service  provider,  and various other income.

   Depreciation Expense

     The $4.2 million  decrease in  depreciation  expense  resulted  primarily  from the high  disposition  volume of operating communities during 2000 and 2001.

   Interest Expense

     The $0.4  million  increase in net  interest  expense for the three  months  ended March 31, 2001 as compared to
2000 is  primarily  attributable  to a  decrease  in  interest  capitalization  due to lower  levels  of  communities undergoing active  construction.  Interest before  capitalization was actually lower for the three months ended March
31, 2001 as compared to the same period in 2000 due to lower  average  borrowings  outstanding,  partially  offset by slightly higher effective interest rates.

   General and Administrative Expenses

     The  decrease in general and  administrative  expenses  for the three months ended March 31, 2001 as compared to the same period in 2000 relates  primarily to lower severance and  travel-related  costs which were partially  offset by higher professional fees, information-technology related depreciation and long-term incentive plan costs.

   Provision for Possible Loss on Investments

     During the three  months ended March 31,  2001,  provisions  for possible  loss on  investments  increased  $6.7 million as compared to the same period in 2000. The increase is primarily  attributable  to a $7.4 million  write-off of our  entire  investment  in  BroadbandNOW!  in  March  2001 as a  result  of  liquidity  issues  the  company  was experiencing.  In  addition,  during the three  months  ended March 31,  2001,  we  concluded  that full  recovery of certain real estate  investments  held for sale was  doubtful.  As a result,  a provision  for possible  loss of $2.0 million was recorded to reduce these  assets to their  estimated  fair value.  These  expense  increases in 2001 were partially offset by the $2.8 million  provision for loss recorded in March 2000 related to the conversion  feature on the Homestead  mortgage  notes,  which were sold during 2000.  See Note 7 contained in Item 1 of this Form 10-Q for a more detailed discussion of our technology investments.

   Impact of Disposition Activities

     During the three months ended March 31, 2001,  we disposed of 19 apartment  communities  and certain  other real estate assets  representing  gross proceeds of $461.0  million,  including  $310.0 million related to a joint venture formed in March 2001 with a financial  institution.  We disposed of five  apartment  communities  representing  gross proceeds of $68.9  million,  including a $35.9 million note  receivable  (which was repaid in the following  quarter)
relating to one  community  during the three months ended March 31, 2000.  Aggregate  net gains of $35.1  million and
$4.1 million were recorded for the three months ended March 31, 2001 and 2000,  respectively.  Our total  disposition target for the last nine months of 2001 has been increased to $350-$450 million.

Liquidity and Capital Resources

     We are  committed to  maintaining a strong  balance sheet and  preserving  our financial  flexibility,  which we believe  enhances our ability to capitalize on attractive  investment  opportunities,  as they become  available.  We believe  Archstone's  liquidity and financial condition are sufficient to meet all of our cash flow needs during 2001 and the  foreseeable  future.  See  Archstone's  Statements of Cash Flows for a summary of  operating, investing  and financing activities for the three months ended March 31, 2001 and 2000.

   Operating Activities

     Net cash flow provided by operating  activities  decreased by $7.9 million, or 13.8%, for the three months ended
March 31, 2001 as compared to the same period of 2000.  This  decrease  is  primarily  due to lower  interest  income resulting  from the sale,  in July 2000,  of the  Homestead  mortgage  notes.  See Results of  Operations  for a more complete discussion of the factors impacting our operating performance.

   Investing and Financing Activities

     For the three months ended March 31, 2001,  real estate  investments of $60.8  million,  the repayment of $192.8 million of  unsecured  credit  facilities,  the $50.0  million  repurchase  of Common  Shares  and the $95.0  million increase in our  tax-deferred  exchange escrow were financed  primarily with cash flow from  dispositions,  including proceeds from a joint venture  transaction.  Real estate  investments of $225.6 million during the three months ended
March  31,  2000 were  financed  primarily  through  the use of  disposition  proceeds,  cash held in escrow  pending tax-deferred  exchanges and borrowings under unsecured  credit  facilities.  These unsecured  credit  facilities were partially  repaid with $53.5 million in proceeds from secured debt financing,  net proceeds of $31.2 million from the issuance of perpetual preferred limited partnership units and cash flow from operations.

     Other  significant  financing  activity  included the payment of $58.7  million and $61.4  million in Common and
Preferred Shares and minority  interest  dividends/distributions  for the three months ended March 31, 2001 and 2000, respectively.  In addition,  we prepaid  mortgages  due to community  dispositions  of $24.6 million and $5.6 million during the three months ended March 31, 2001 and 2000, respectively.

     Our most significant  non-cash  investing and financing  activities during the three months ended March 31, 2001 and 2000  included:  (i) the  assumption of mortgages  payable upon the purchase of apartment  communities;  (ii) the receipt of a mortgage note receivable upon the disposition of an apartment  community;  and (iii) the contribution of apartment  communities and related transfer of a mortgage  liability in exchange for an ownership interest in a joint venture.

   Scheduled Debt Maturities and Interest Payment Requirements

     Our long-term debt is structured to create a relatively level principal maturity schedule,  without  significant repayment  obligations in any year, to mitigate future liquidity  issues and refinancing  risk. As of March 31, 2001, we have  approximately  $60.6  million of  long-term  debt  maturing  during the  remainder of 2001,  $102.8  million maturing  during 2002 and $191.5 million  maturing  during 2003. See Note 4 contained in Item 1 of this Form 10-Q for more information on scheduled debt maturities.

     We currently have $680 million in total borrowing  capacity under our unsecured  credit  facilities,  with $18.7 million  outstanding  and an  available  balance  of $661.3  million  at May 7, 2001.  Archstone's  unsecured  credit facilities,  Long-Term  Unsecured Debt and mortgages payable had effective  interest rates of 8.53%, 7.49% and 6.41%, respectively,  as of March 31,  2001.  These  rates give  effect to the impact of  interest  rate swaps and caps,  as applicable.

     We were in compliance will all financial covenants pertaining to our debt instruments at March 31, 2001.

   Shareholder Dividend Requirements

     Based on  anticipated  distribution  levels for 2001 and the number of shares and units  outstanding as of March
31,  2001,  we  anticipate  that we will pay the  following  dividends/distributions  during  the next 12 months  (in thousands, except per share amounts):

                                                                                 Per Share      Total
                                                                                -----------  -----------
        Common Share distributions............................................. $      1.64  $   198,216
        Series A Convertible Preferred Share dividends                                 2.21        7,152
        Series B Preferred Share dividends(2)..................................        2.25          968
        Series C Preferred Share dividends.....................................        2.16        4,289
        Series D Preferred Share dividends.....................................        2.19        4,358
        Series E perpetual preferred limited partnership unit distributions(1).        2.09        3,350
        Series F perpetual preferred limited partnership unit distributions(1).        2.03        1,625
        Series G perpetual preferred limited partnership unit distributions(1).        2.16        1,294
        Other distributions on minority interests(1)...........................        1.64        1,556
                                                                                             -----------
             Total dividend/distribution requirements..........................              $   222,808
                                                                                             ===========

(1)  See Note 5 contained in Item 1 for information on the perpetual  preferred  limited  partnership units and other minority interests.
(2)  Reflects dividends from April 1, 2001 to May 7, 2001, the redemption date for the Series B Preferred Shares.

   Planned Investments

     Following  is a summary of unfunded  planned  investments  as of March 31, 2001 (dollar  amounts in  thousands).
The amounts  labeled  "Discretionary"  represent  future  investments  that we plan to make,  although there is not a contractual  commitment  to do so. The amounts  labeled  "Committed"  represent  the  approximate  amount that we are contractually committed to fund for communities under construction.

                                                                                    Planned Investments
                                                                                -----------------------------
                                                                      Units     Discretionary    Committed
                                                                   -----------  --------------  -------------
Communities under construction.................................          3,807  $            -  $     172,689
Communities In Planning and owned..............................          1,971         269,104              -
Communities In Planning and Under Control......................          1,955         315,500              -
                                                                   -----------  --------------  -------------
     Total.....................................................          7,733  $      584,604  $     172,689
                                                                   ===========  ==============  =============

     In addition to the planned  investments noted above, we expect to make smaller capital  investments  relating to planned  expenditures  on recently  acquired  communities  as well as  redevelopment  and recurring  expenditures  to improve and maintain our more established operating communities.

     We  anticipate  completion of most of the  communities  that are currently  under  construction  and the planned operating  community  improvements  during  the  remainder  of 2001 and  2002 and  expect  to start  construction  on approximately  $300  million,  based on Total  Expected  Investment,  of  communities  that are currently In Planning during the remainder of 2001. No assurances  can be given that  communities  Archstone does not currently own will be acquired or that planned  developments  will actually occur.  In addition,  actual costs incurred could be greater or less than our current estimates.

   Funding Sources

     We anticipate  financing our planned  investment  and operating  needs  primarily  with cash flow from operating activities,  disposition  proceeds from our capital  redeployment  program and borrowings  under our unsecured credit facilities,  prior to arranging long-term financing.  Consistent with Archstone's  performance in 2000, we anticipate
that  net  cash   flow  from   operating   activities   during   2001  will  be   sufficient   to  fund   anticipated
dividend/distribution  requirements and scheduled debt principal  payments.  To fund planned  investment  activities, we had $661.3  million  in  available  capacity  on  Archstone's  unsecured  credit  facilities  at May 7,  2001.  In addition,  during the last nine months of 2001,  we expect to  complete  the  dispositions  of  $350-$450  million in additional operating communities.

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

     Our  involvement  with derivative  financial  instruments is limited and we do not use them for trading or other speculative  purposes.  We  occasionally  utilize  interest  rate swaps and caps as interest rate hedges to lower our overall  borrowing  costs.  See Note 7  contained  in Item 1 of this Form  10-Q for more  information  on  derivative financial instruments currently in use.

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

     Funds From Operations  should not be considered as an alternative to net earnings or any other GAAP  measurement of performance or as an alternative to cash flow from  operating,  investing or financing  activities as a measure of liquidity.  The Funds From Operations  measure we have presented,  while  consistent with NAREIT's  definition,  will not be comparable to similarly  titled  measures of other REITs that do not compute Funds From Operations in the same manner.  Funds From  Operations  is not  intended to  represent  cash  available to  shareholders.  Anticipated  cash dividends to shareholders are summarized in "Shareholder Dividend/Distribution Requirements."

     Our Funds From Operations is calculated as follows (in thousands):

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                             2001           2000
                                                                         -------------  -------------
Net earnings attributable to Common Shares - Basic.....................  $      64,388  $      39,454
Add (Deduct):
   Depreciation on real estate investments.............................         32,353         36,525
   Provision for possible loss on depreciated real estate..............          2,000              -
   Gain on disposition of depreciated real estate, net.................        (35,051)        (4,132)
   Other, net..........................................................          1,623            828
                                                                         -------------  -------------
Funds From Operations attributable to Common Shares - Basic............  $      65,313  $      72,675
                                                                         -------------  -------------
   Series A Convertible Preferred Share dividends......................          1,790          1,897
   Minority interest...................................................            389            230
                                                                         -------------  -------------
Funds From Operations attributable to Common Shares - Diluted..........  $      67,492  $      74,802
                                                                         =============  =============
Weighted average Common Shares outstanding - Diluted...................        127,901        144,700
                                                                         =============  =============

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Technology Investments

     We have both public and private  investments in the equity securities of certain  technology-related  companies.
The  publicly-traded  equity  securities are classified as "available for sale securities" and carried at fair value,
with  unrealized  gains  and  losses  reported  as  a  separate  component  of  shareholders'   equity.  The  private
investments,  for which we do not have the ability to exercise  significant  influence,  are  accounted  for at cost.
Declines in the value of public and private  investments  that management  determines are other than  temporary,  are recorded as a provision for possible loss on investments.  Our evaluation of the carrying  value of these investments is primarily  based upon a regular review  of market valuations (if available),  each company's operating performance and assumptions underlying cash flow forecasts.  In addition, management considers events and circumstances  that may signal the  impairment of an  investment.  As a result of this  evaluation  process,  management  concluded  that the decline  in value of its investment in  BroadbandNOW!,  a private technology  company,  was other  than temporary and recorded a charge to provision for possible loss on investments in March 2001 of $7.4 million, which was equal to our total investment in the company.  After giving effect to  this valuation  adjustment,  as of March 31, 2001 Archstone had remaining technology investments with an aggregate carrying and estimated fair value of $ 5.1 million.

     Note that the broader  technology  sector,  including the sectors in which our investees  operate,  is currently suffering from a decreased  supply of capital and depressed  market  valuation.  The inability of these  companies to raise  capital at a  satisfactory  price in the near term could impair their ability to fund  immediate  obligations, including  working capital  requirements,  and could result in the failure of those companies.  In the event that our remaining  investments  in  technology  companies  are  deemed  to be  partially  or fully  impaired,  the  resulting write-down of our investment  would have a negative impact on our net earnings and could  adversely  affect the price of our Common Shares.

   Use of Derivatives in Hedging Activities

     We are exposed to the impact of interest  rate changes and will  occasionally  utilize  interest  rate swaps and interest  rate caps as hedges  with the  objective  of  lowering  our overall  borrowing  costs.  We do not use these derivatives  for  trading  or other  speculative  purposes.  Further,  as a matter  of  policy,  we only  enter  into contracts  with major  financial  institutions  based upon their  credit  ratings and other  factors.  When viewed in conjunction  with the underlying and offsetting  exposure that the derivatives are designed to hedge, we have not nor do we expect to sustain a material loss from the use of these hedging instruments.

     To determine  the fair values of derivative  and other  financial  instruments,  we use a variety of methods and assumptions  that are based on market  conditions  and risks  existing at each balance sheet date.  These methods and assumptions  include  standard  market  conventions  and techniques  such as discounted  cash flow  analysis,  option pricing  models,  replacement  cost and  termination  cost.  All methods of assessing  fair value result in a general approximation  of value,  and therefore,  are not necessarily  indicative of the actual amounts that we could realize upon disposition.

     The following  table  summarizes the notional  value,  carrying value and estimated fair value of our derivative financial  instruments,  as of March 31, 2001 (in  thousands).  The  notional  value  provides an  indication  of the extent of our  involvement in these  instruments at that time,  but does not represent  exposure to credit,  interest rate or market risks.

                                                                                       Carrying and
                                                          Notional       Maturity     Estimated Fair
                                                           Amount       Date Range        Value
                                                         -----------  --------------  --------------
               Cash flow hedges:
                  Interest rate caps.................    $   152,958     2002-2005    $          162
                  Interest rate swaps................        205,000     2001-2006            (1,297)
                                                         -----------  --------------  --------------
                    Total cash flow hedges...........    $   357,958     2001-2006    $       (1,135)
                                                         -----------  --------------  --------------
               Fair value hedges:
                  Interest rate swaps................    $   104,005     2006-2008    $        4,289
                  Total rate of return swaps.........         69,756     2004-2007               460
                                                         -----------  --------------  --------------
                    Total fair value hedges..........    $   173,761     2004-2008    $        4,749
                                                         -----------  --------------  --------------
                       Total hedges..................    $   531,719     2001-2008    $        3,614
                                                         ===========  ==============  ==============

   Interest Rate Sensitive Liabilities

     The table below provides  information  about  Archstone's  liabilities that are sensitive to changes in interest rates as of March 31, 2001.  As the table  incorporates  only those  exposures  that existed as of March 31, 2001, it does not consider those exposures or positions,  which could arise after that date.  Moreover,  because there were no firm  commitments to actually sell these  instruments at fair value as of March 31, 2001, the  information  presented therein is merely an estimate and has limited  predictive value. As a result,  Archstone's  ultimate realized gain or loss,  if any,  will depend on the  exposures  that arise  during  future  periods,  hedging  strategies,  prevailing interest  rates and other market  factors  existing at the time.  The debt  classification  and interest  rates shown below give effect to interest rate caps and swaps, where applicable (in thousands):

                                               Expected Maturity/Principal Repayment Schedule at
                                       ---------------------------------------------------------------
                                       March 31,                     December 31,
                                       ---------  ----------------------------------------------------
                                                                                                                      Estimated
                                                                                                           Total        Fair
                                         2001       2002      2003       2004      2005     Thereafter    Balance     Value (1)
-------------------------------------- ---------  --------  ---------  --------  ---------  ----------  -----------  -----------
Interest rate sensitive liabilities:
 Unsecured credit facilities.......... $ 13,390   $      -  $       -  $      -  $       -  $        -  $    13,390  $    13,390
    Average nominal interest rate (2).    6.71%          -          -         -          -           -            -            -
 Long-Term Unsecured Debt:
  Fixed rate.......................... $ 57,432   $ 97,810  $ 171,560  $ 51,560  $ 251,560  $  683,047  $ 1,312,969  $ 1,317,122
    Average nominal interest rate (2).    7.50%      7.54%      7.60%     7.63%      7.57%       7.50%            -            -
  Variable rate (3)................... $      -   $     -   $       -  $      -  $       -  $   78,638  $    78,638  $    81,560
    Average nominal interest rate (2).    3.87%      3.87%      3.87%     3.87%      3.87%       3.87%            -            -
 Mortgages payable:
  Fixed rate debt (4)................. $  2,709   $  3,853  $  18,760  $  4,206  $  32,164  $  448,230  $   509,922  $   518,258
    Average nominal interest rate (2).    6.88%      6.88%      6.87%     6.85%      6.83%       6.81%            -            -
  Variable rate debt.................. $    489   $  1,117  $   1,210  $ 38,117  $   1,421  $  284,175  $   326,529  $   326,529
    Average nominal interest rate (2).    5.16%      5.17%      5.17%     5.22%      5.27%       5.27%            -            -

(1)  The estimated fair value for each of the liabilities listed was calculated  by discounting the actual principal payment  stream  at  prevailing  interest  rates (obtained  from third  party financial institutions) currently available on debt instruments with similar terms and features.
(2)  Reflects the weighted average nominal interest rate on the liabilities outstanding during  each period, giving effect to principal payments and final maturities during each period, if any.  The nominal rates  for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates at March 31, 2001.  The weighted average effective interest rate on the unsecured credit facilities, Long-Term
     Unsecured Debt and mortgages payable was 8.53%, 7.49% and 6.41%, respectively.
(3)  Represents tax-exempt unsecured bonds.
(4)  The fixed rate mortgages payable balance includes $288.4 million of Fannie Mae secured debt.

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

         12.1     Computation of Earnings to Fixed Charges

         12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

         15.1     Letter from KPMG LLP dated May 15, 2001 regarding unaudited financial information

         99.1     Current Development Activity

(b)  Reports on Form 8-K:  The  following  report on Form 8-K was filed  during the quarter of the period  covered by this report.

     Archstone  filed a Current Report on Form 8-K,  dated  February 16, 2001,  under Items 5 and 7, Other Events and
     Financial Statements and Exhibits, respectively.

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
                                        -----------------------------------
                                                 Charles E. Mueller, Jr.
                                        Senior Vice President and Chief Financial Officer
                                                 (Principal Financial Officer)

                                    BY:     /S/ WILLIAM KELL
                                        -------------------------------
                                                 William Kell
                                            Senior Vice President and Controller
                                                 (Principal Accounting Officer)

Date: May 15, 2001

