Form 10-Q
period 2001-06-30
ARCHSTONE COMMUNITIES TRUST/
filed 2001-08-14
CIK 80737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  [ X ]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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

                                                    Yes   X     No

          At August 8, 2001, there were approximately 121,380,000 of the Registrant's Common Shares outstanding.

Table of Contents

                                                                                                                  Page
     Item                                                 Description                                            Number

                                                           PART I

             1.   Financial Statements
                  Condensed Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000..................     3
                  Condensed Statements of Earnings - Three and six months ended June 30, 2001 and 2000
                     (unaudited)..............................................................................     4
                  Condensed Statement of Shareholders' Equity - Six  months ended June 30, 2001
                     (unaudited)..............................................................................     5
                  Condensed Statements of Cash Flows - Six months ended June 30, 2001 and 2000

                                                           PART II

             4.   Submission of Matters to a Vote of Security Holders.........................................     28
             6.   Exhibits and Reports on Form 8-K............................................................     28

PART I - CONDENSED FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone Communities Trust

Condensed Balance Sheets

(In thousands, except share data)

                                                                                          June 30,     December 31,
                                         ASSETS                                            2001            2000
                                                                                        (unaudited)
Real estate ........................................................................... $ 4,349,595    $ 5,058,910
Less accumulated depreciation .........................................................     361,358        375,672
                                                                                          3,988,237      4,683,238
Investments in and advances to unconsolidated real estate entities ....................     212,649        226,020
     Net investments ..................................................................   4,200,886      4,909,258
Cash and cash equivalents .............................................................      89,162          9,077
Restricted cash in tax-deferred exchange escrow .......................................     260,935          3,274
Other assets ..........................................................................      99,608         94,522
     Total assets ..................................................................... $ 4,650,591    $ 5,016,131
                                                                                        ===========    ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unsecured credit facilities ........................................................ $         -    $   193,719
   Long-Term Unsecured Debt ...........................................................   1,390,219      1,401,262
   Mortgages payable ..................................................................     831,653        875,804
   Dividends payable ..................................................................           -         50,330
   Accounts payable ...................................................................      19,946         24,029
   Accrued expenses ...................................................................      76,514         86,334
   Other liabilities ..................................................................      44,204         39,710
     Total liabilities ................................................................   2,362,536      2,671,188
Minority interest:
   Perpetual preferred units ..........................................................      73,180         73,187
   Convertible operating partnership units ............................................      20,150         20,150
     Total minority interest ..........................................................      93,330         93,337
Shareholders' equity
   Series A Convertible Preferred Shares (3,206,635 shares in 2001 and 3,306,035 shares
     in 2000, liquidation preference of $25 per share) ................................      80,166         82,651
   Series B Preferred Shares (4,186,800 shares in 2000, liquidation preference of $25
     per share) .......................................................................           -        104,670
   Series C Preferred Shares (1,989,200 shares in 2001 and 2000, liquidation preference
     of $25 per share) ................................................................      49,730         49,730
   Series D Preferred Shares (1,992,200 shares in 2001 and 2000, liquidation preference
     of $25 per share) ................................................................      49,805         49,805
   Common Shares (121,245,978 shares in 2001 and 122,838,167 shares in 2000) ..........     121,246        122,838
   Additional paid-in capital .........................................................   1,917,067      1,949,270
   Other comprehensive income .........................................................         662          2,817
   Employee share purchase notes ......................................................      (6,650)        (6,764)
   Distributions in excess of net earnings ............................................     (17,301)      (103,411)
     Total shareholders' equity .......................................................   2,194,725      2,251,606
     Total liabilities and shareholders' equity ....................................... $ 4,650,591    $ 5,016,131
                                                                                        ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

Archstone Communities Trust

Condensed Statements of Earnings

(In thousands, except per share amounts)
(Unaudited)

                                                                         Three Months Ended    Six Months Ended
                                                                               June 30,             June 30,
                                                                           2001      2000       2001       2000
Revenues:
     Rental revenue ..................................................  $ 156,244 $ 175,072  $ 327,342 $ 343,536
     Income from unconsolidated real estate entities .................        778     2,314      1,211     1,201
     Other income ....................................................      3,757     7,427      7,282    17,092
                                                                          160,779   184,813    335,835   361,829
Expenses:
     Rental expenses .................................................     35,973    42,202     75,297    80,656
     Real estate taxes ...............................................     13,329    15,533     28,798    30,776
     Depreciation on real estate investments .........................     29,142    36,696     61,495    73,221
     Interest expense ................................................     32,430    37,325     67,076    71,527
     General and administrative expenses .............................      6,128     5,466     11,806    11,751
     Provision for possible loss on investments ......................        500       400      9,909     3,153
     Other expenses ..................................................        455       309      1,032       666
                                                                          117,957   137,931    255,413   271,750

Earnings from operations .............................................     42,822    46,882     80,422    90,079
     Less: minority interest - perpetual preferred units .............      1,567     1,567      3,134     2,781
           minority interest - convertible operating partnership units        389       366        778       596
     Plus: gains on dispositions of depreciated real estate, net .....     35,470    41,869     70,521    46,001
Net earnings .........................................................     76,336    86,818    147,031   132,703
     Less: Preferred Share dividends .................................      4,904     6,370     11,211    12,801
Net earnings attributable to Common Shares - Basic ...................  $  71,432 $  80,448  $ 135,820 $ 119,902
                                                                        ========= =========  ========= =========

Weighted average Common Shares outstanding - Basic ...................    120,984   139,232    121,569   139,152
Weighted average Common Shares outstanding - Diluted .................    126,724   145,138    127,306   144,910

Net earnings per Common Share:
     Basic ...........................................................  $    0.59 $    0.58  $    1.12 $    0.86
                                                                        ========= =========  ========= =========
     Diluted .........................................................  $    0.58 $    0.57  $    1.10 $    0.86
                                                                        ========= =========  ========= =========
Distributions paid per Common Share ..................................  $   0.410 $   0.385  $   0.820 $   0.770
                                                                        ========= =========  ========= =========

The accompanying notes are an integral part of these condensed financial statements.

Archstone Communities Trust

Condensed Statement of Shareholders' Equity

Six Months Ended June 30, 2001

(In thousands)
(Unaudited)

                                        Series A
                                       Convertible      Series B       Series C       Series D        Common
                                        Preferred      Preferred      Preferred      Preferred       Shares at
                                        Shares (1)      Shares(1)      Shares(1)      Shares(1)      Par Value

Balances at December 31, 2000.......  $       82,651  $     104,670  $      49,730  $      49,805  $     122,838
 Comprehensive income:
  Net Earnings......................               -              -              -              -              -
  Preferred Share dividends paid....               -              -              -              -              -
  Other comprehensive income
     (loss):
   Recognition of previously
    unrealized gains on
    available-for-sale securities...               -              -              -              -              -
   Unrealized holding loss on
    available-for-sale securities...               -              -              -              -              -
   Change in intrinsic value of
    cash flow hedges................               -              -              -              -              -
  Comprehensive income attributable
   to Common Shares.................
 Common Share distributions.........               -              -              -              -              -
 Repurchase of shares...............               -              -              -              -         (2,265)
 Conversion of Series A Preferred
   Shares into Common Shares........          (2,485)             -              -              -            134
 Redemption of shares...............               -       (104,670)             -              -              -
 Other, net.........................               -              -              -              -            539
Balances at June 30, 2001...........  $       80,166  $           -  $      49,730  $      49,805  $     121,246
                                      ==============  =============  =============  =============  =============

                                                                      Employee     Distributions
                                       Additional       Other           Share        in Excess
                                         Paid-in     Comprehensive    Purchase        of Net
                                         Capital        Income          Notes        Earnings         Total
Balances at December 31, 2000.......  $   1,949,270  $       2,817  $      (6,764) $    (103,411) $   2,251,606
 Comprehensive income:
  Net Earnings......................              -              -              -        147,031        147,031
  Preferred Share dividends paid....              -              -              -        (11,211)       (11,211)
  Other comprehensive income
     (loss):
   Recognition of previously
    unrealized gains on
    available-for-sale securities...              -         (2,394)             -              -         (2,394)
   Unrealized holding loss on
    available-for-sale securities...              -           (243)             -              -           (243)
   Change in intrinsic value of
    cash flow hedges................              -            482              -              -            482
  Comprehensive income attributable
   to Common Shares.................                                                                    133,665
 Common Share distributions.........              -              -              -        (49,520)       (49,520)
 Repurchase of shares...............        (47,735)             -              -              -        (50,000)
 Conversion of Series A Preferred
   Shares into Common Shares........          2,351              -              -              -              -
 Redemption of shares...............              -              -              -              -       (104,670)
 Other, net.........................         13,181              -            114           (190)        13,644
Balances at June 30, 2001...........  $   1,917,067  $         662  $      (6,650) $     (17,301) $   2,194,725
                                      =============  =============  =============  =============  =============
(1)	Each series of preferred shares is stated at the amount of the aggregate liquidation preference.

The accompanying notes are an integral part of these condensed financial statements.

Archstone Communities Trust

Condensed Statements of Cash Flows

(In thousands)
(Unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                               2001         2000
Operating activities:
   Net earnings ...........................................................................  $ 147,031   $ 132,703
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization ........................................................     65,110      74,920
     Gains on dispositions of depreciated real estate, net ................................    (70,521)    (46,001)
     Provision for possible loss on investments ...........................................      9,909       3,153
     Minority interest ....................................................................      3,912       3,377
   Change in accounts payable, accrued expenses and other liabilities .....................     (5,343)      3,171
   Other, net .............................................................................     (9,793)     (5,614)
     Net cash flow provided by operating activities .......................................    140,305     165,709
Investing activities:
   Real estate investments ................................................................   (127,410)   (358,160)
   Change in investments in and advances to unconsolidated real estate entities, net ......     18,774      (3,078)
   Proceeds from dispositions, net of closing costs .......................................    806,615     298,225
   Change in tax-deferred exchange escrow .................................................   (257,661)     (2,632)
   Principal repayments on mortgage notes receivable ......................................        101      39,829
   Other, net .............................................................................     (7,468)     (1,979)
     Net cash flow provided by (used in) investing activities .............................    432,951     (27,795)
Financing activities:
   Proceeds from secured debt .............................................................          -     156,528
   Payments on Long-Term Unsecured Debt ...................................................    (12,500)          -
   Principal prepayment of mortgages payable ..............................................    (28,808)    (16,629)
   Regularly scheduled principal payments on mortgages payable ............................     (2,301)     (2,454)
   Payments on unsecured credit facilities, net ...........................................   (193,719)   (187,328)
   Repurchase of Common and Preferred Shares ..............................................    (50,000)       (773)
   Redemption of Series B Preferred Shares ................................................   (104,670)          -
   Proceeds from issuance of Preferred Shares and perpetual preferred units ...............          -      31,224
   Cash dividends paid on Common Shares ...................................................    (99,844)   (107,262)
   Cash dividends paid on Preferred Shares ................................................    (11,211)    (12,801)
   Cash dividends paid to minority interests ..............................................     (3,912)     (3,377)
   Proceeds from dividend reinvestment and repayment of share purchase loans, net .........     10,606       9,706
   Other, net .............................................................................      3,188        (526)
     Net cash flow used in financing activities ...........................................   (493,171)   (133,692)
Net change in cash and cash equivalents ...................................................     80,085       4,222
Cash and cash equivalents at beginning of period ..........................................      9,077      10,072
Cash and cash equivalents at end of period ................................................  $  89,162   $  14,294
                                                                                             =========   =========
Significant non-cash investing and financing activities:
   Assumption of mortgages payable upon acquisition of apartment communities...............  $       -   $  40,674
   Transfer of mortgage payable and operating liabilities to joint ventures upon
     disposition of apartment communities..................................................  $  17,321   $       -
   Issuance of convertible operating partnership units in exchange for development site....  $       -   $   6,843
   Series A Convertible Preferred Shares converted to Common Shares........................  $   2,485   $   4,492

The accompanying notes are an integral part of these condensed financial statements.

Archstone Communities Trust

Notes to Condensed Financial Statements

June 30, 2001 and 2000
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

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of Archstone's financial statements for the interim periods presented. Significant adjustments of a non-recurring nature are discussed in the following footnote disclosures, where applicable. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year.

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

     New Accounting Pronouncements

          In June 2001 the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for Archstone on January 1, 2002). SFAS No. 141 prohibits pooling-of-interest accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. We expect to apply these new pronouncements in connection with the closing of our merger with Smith Residential discussed in Note 9. We do not anticipate that the impact to Archstone will be materially different than the accounting treatment that would have been applied under the prior accounting rules.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

     Per Share Data

          Following is a reconciliation of basic earnings per share ("EPS") to diluted EPS for the periods indicated (in thousands):

                                                                        Three Months Ended     Six Months Ended
                                                                              June 30,              June 30,
                                                                          2001       2000      2001        2000
   Reconciliation of numerator between basic and diluted net earnings per Common Share (1):

Net earnings attributable to Common Shares - Basic ...................  $ 71,432   $ 80,448  $135,820   $119,902
   Dividends on Series A Preferred Shares ............................     1,773      1,851     3,563      3,748
   Minority interest - convertible operating partnership units .......       389        366       778        596
Net earnings attributable to Common Shares - Diluted .................  $ 73,594   $ 82,665  $140,161   $124,246
                                                                        ========   ========  ========   ========
   Reconciliation of denominator between basic and diluted net earnings per Common Share (1):

Weighted average number of Common Shares outstanding - Basic .........   120,984    139,232   121,569    139,152
   Assumed conversion of Series A Preferred Shares into Common Shares.     4,339      4,812     4,360      4,878
   Assumed conversion of convertible operating partnership units .....       949        949       949        802
   Assumed exercise of options .......................................       452        145       428         78
Weighted average number of Common Shares outstanding - Diluted .......   126,724    145,138   127,306    144,910
                                                                        ========   ========  ========   ========
(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2)     Real Estate

     Investments in Real Estate

          Equity investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                            June 30,           December 31,
                                                              2001                 2000
                                                      Investment    Units   Investment    Units
Apartment Communities:
   Operating communities...........................   $ 3,939,471   50,145 $ 4,651,275    62,509
   Communities under construction (1)..............       311,230    3,440     298,519     4,107
   Development communities In Planning (1):
     Owned.........................................        70,052    1,646      75,662     1,902
     Under control (2).............................             -    1,583           -     2,167
      Total development communities In Planning....        70,052    3,229      75,662     4,069
        Total apartment communities................     4,320,753   56,814   5,025,456    70,685
                                                                  ========             =========
Other real estate assets...........................         5,972               10,584
Hotel asset........................................        22,870               22,870
        Total real estate..........................   $ 4,349,595          $ 5,058,910
                                                      ===========          ===========
(1)	Unit information is based on management's estimates and has not been audited or reviewed by our independent auditors.
(2)	Archstone's investment as of June 30, 2001 and December 31, 2000 for developments Under Control was $6.8 million and $5.9 million, respectively and is reflected on the "Other assets" caption of Archstone's Balance Sheets.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

          The change in investments in real estate, at cost, consisted of the following (in thousands):

        Balance at January 1, 2001 ...............................    $ 5,058,910
           Apartment communities:
             Acquisition-related expenditures ....................          4,995
             Redevelopment expenditures ..........................          8,953
             Recurring capital expenditures ......................          4,821
             Development expenditures, excluding land acquisitions         87,624
             Acquisition and improvement of land for development .         16,613
             Dispositions ........................................       (825,709)
             Provision for possible loss on investments ..........         (2,000)                                                         -----------
              Net apartment community activity ...................      4,354,207
           Other:
             Change in other real estate assets ..................         (4,612)
        Balance at June 30, 2001 .................................    $ 4,349,595
                                                                      ===========

          At June 30, 2001, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $199.9 million of which $195.5 million related to communities under construction.

          We were committed to the sale of three apartment communities and certain other real estate assets having an aggregate carrying value of $33.3 million as of June 30, 2001. Each property's carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from these communities at June 30, 2001, which are included in our earnings from operations for the six months ended June 30, 2001 and 2000 were $1.2 million and $0.9 million, respectively.

          During the six months ended June 30, 2001, we concluded that the full recovery of certain real estate assets held for sale was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce these assets to their estimated fair value.

(3)     Investments in and Advances to Unconsolidated Real Estate Entities

          We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

                                                                          June 30,       December 31,
                         Investment in and Advances to:                     2001            2000
          Ameriton Properties Incorporated (1)........................  $     195,532  $      209,347
          Apartment community joint ventures..........................         17,117          16,673
               Total..................................................  $     212,649  $      226,020
                                                                        =============  ==============
(1)	Ameriton Properties Incorporated ("Ameriton") engages in the opportunistic acquisition, development and eventual disposition of apartment communities with a shorter-term investment horizon. In June 2001, the voting stock of Ameriton was acquired by a newly formed entity controlled by an executive officer of Archstone for approximately $5.8 million.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

          Following is a summary of the more significant joint ventures formed during 2001. This information is presented as of the formation date. The joint ventures were formed through the contribution of apartment communities located in 16 non-core markets throughout the United States (dollar amounts in millions):

                                                                                          2001
               Month of venture formation....................................    May (1)       March
               Number of apartment communities in the ventures...............          15           12
               Aggregate fair value of apartment communities.................  $    339.5   $    310.0
               Aggregate net book value of apartment communities.............  $    301.4   $    268.5
               Aggregate  amount of  mortgages  obtained  or  assumed  by the
                  venture....................................................  $    237.0   $    217.3
               Gain recognized...............................................  $     12.9   $     17.4
               Gain deferred.................................................  $     27.3   $     23.8
               Cash contributions by investor partner........................  $     82.0   $     71.3
               Cash   distributions   to  Archstone  upon   contribution   of
                  operating communities......................................  $    297.5   $    267.4
               Archstone ownership percentage................................         25%          25%
               Investor partner ownership percentage.........................         75%          75%
(1)	Reflects the formation of two joint ventures. One of the joint ventures formed in May includes two operating communities sold to the joint venture by Ameriton or its affiliates. The fair value and net book value related to these communities were $40.9 and $33.9 million, respectively. No gain was recognized by Archstone on these two transactions.

          For financial reporting purposes, we accounted for the transactions as a partial disposition of communities. As a result of our continuing economic interest in the joint ventures formed in 2001, we deferred gains as outlined above and reduced the carrying value of our investment on the date of formation to $0. Gains on these transactions have effectively been recorded using the cost recovery method of accounting. The ventures formed in 2001 have a ten-year life with flexible liquidation terms to ensure an orderly disposition of the communities based on prevailing market conditions. Cash distributions to the joint venture partners are paid either monthly or quarterly as defined within each joint venture agreement. The venture partners have no ongoing capital commitments and no obligation to repay cash distributions. We receive management fees for managing the ventures and communities.

(4)     Borrowings

     Unsecured Credit Facilities

          We have a $580 million unsecured revolving credit facility provided by a group of financial institutions led by The Chase Manhattan Bank. The $580 million facility matures in December 2003 and has a one-year extension, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $290 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the rating of our Long-Term Unsecured Debt. Archstone paid facility fees on unsecured credit facilities of $0.9 million and $1.1 million during the six months ended June 30, 2001 and 2000, respectively.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

           The following table summarizes our unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                               June 30,     December 31,
                                                                                2001            2000
Total unsecured revolving credit facility................................   $     580,000  $     580,000
Borrowings outstanding at end of period..................................               -        150,000
Weighted average daily borrowings........................................          62,017        305,016
Maximum borrowings outstanding during the period.........................   $     250,000  $     618,000
Weighted average daily nominal interest rate.............................           6.71%          7.01%
Weighted average daily effective interest rate...........................          10.39%          7.45%

          We also have a short-term unsecured borrowing agreement with The Chase Manhattan Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 4.75% to 7.31% during the six months ended June 30, 2001. At June 30, 2001 and December 31, 2000, there were $0 million and $43.7 million of borrowings outstanding under this agreement, respectively.

     Long-Term Unsecured Debt

          Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                      Effective      Balance at       Balance at      Average
                                         Coupon        Interest       June 30,       December 31,    Remaining
             Type of Debt               Rate (1)       Rate (2)         2001            2000        Life (Years)

Long-term unsecured senior notes(3).      7.49%         7.68%      $     1,312,892  $    1,325,547           6.5
Unsecured tax-exempt bonds..........      3.92%         4.27%               77,327          75,715           6.9
     Total/average..................      7.29%         7.49%      $     1,390,219  $    1,401,262           6.5
                                      =============  ============  ===============  ==============  ============
(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2)	Includes the effect of interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
(3)	The reduction in long-term unsecured senior notes during the period resulted from a scheduled repayment of $12.5 million made in February, 2001.

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

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

      Mortgages payable

          Archstone's mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see - Scheduled Debt Maturities). Following is a summary of our mortgages payable (dollar amounts in thousands):

                                                                      Principal Balance at
                                              Effective Interest     June 30,     December 31,
              Type of Mortgage                     Rate (1)            2001           2000

Fannie Mae secured debt (2).................         6.96%         $    406,775  $      406,989
Conventional fixed rate.....................         7.77%              179,392         200,694
Tax-exempt fixed rate.......................         7.51%               13,138          17,676
Tax-exempt floating rate....................         4.27%              208,575         226,325
Other.......................................         5.65%               23,773          24,120
     Total/average mortgage debt............         6.43%         $    831,653  $      875,804
                                              ===================  ============  ==============
(1)	Includes the effect of interest rate hedges, credit enhancement fees, other bond-related costs and loan cost amortization, where applicable as of June 30, 2001.
(2)	Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although Archstone has the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

          The change in mortgages payable during the six months ended June 30, 2001 consisted of the following (in thousands):

         Balance at January 1, 2001..............................................   $    875,804
              Regularly scheduled principal amortization.........................         (2,301)
              Prepayments, final maturities and other............................        (41,850)
         Balance at June 30, 2001................................................   $    831,653
                                                                                    ============
     Scheduled Debt Maturities

          Approximate principal payments due during each of the next five calendar years and thereafter, as of June 30, 2001 are as follows (in thousands):

                                                                 Mortgages Payable
                                                               Regularly
                                                 Long-Term     Scheduled     Final
                                                 Unsecured     Principal   Maturities
                                                   Debt      Amortization  and Other         Total
2001 (July through December).................  $     57,357  $       2,242 $         60  $      59,659
2002.........................................        97,810          4,910           60        102,780
2003.........................................       171,560          5,169       14,801        191,530
2004.........................................        51,560          6,284       36,406         94,250
2005.........................................       251,560          5,608       27,976        285,144
Thereafter...................................       760,372        100,537      627,600      1,488,509
     Total...................................  $  1,390,219  $     124,750 $    706,903  $   2,221,872
                                               ============  ============= ============  =============

          The average annual principal payments due from 2006 to 2020 are $97.4 million per year.

          The $580 million unsecured credit facility matures in December 2003 and has a one-year extension option.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

     Other

          Archstone's debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at June 30, 2001.

          For the six months ended June 30, 2001 and 2000, the total interest paid on all outstanding debt was $75.0 million and $81.4 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 31, 2001 and 2000 was $10.2 million and $13.0 million, respectively.

          Amortization of loan costs included in interest expense for the six months ended June 30, 2001 and 2000 was $3.1 million and $2.4 million, respectively.

          See Note 7 contained in Item 1 of this Form 10-Q for a summary of derivative instruments used in connection with our debt instruments.

(5)     Minority Interest

     Perpetual Preferred Units

          At various dates, consolidated subsidiaries of Archstone have issued perpetual preferred units to limited partnerships in exchange for cash. All perpetual preferred units issued to date have a liquidation preference of $25 per unit and are paid a fixed cumulative quarterly distribution each quarter. We have the option to redeem the units at par on dates ranging from 2004 to 2005. Unless redeemed, the units are convertible into a specified series of Archstone non-convertible perpetual preferred shares after certain dates. Following is a summary of outstanding perpetual preferred units as of June 30, 2001:

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
                                                 1,600,000  $    40 million  $      2.0938
Archstone Communities Limited Partnership II:

    Series F       September 27, 1999........      800,000  $    20 million  $      2.0313  September 27, 2009
    Series G       March 3, 2000.............      600,000       15 million         2.1563  March 3, 2010
                                                 1,400,000  $    35 million         2.0849
                       Total ................    3,000,000  $    75 million  $      2.0896
                                               ===========  ===============  =============

     Convertible Operating Partnership Units

          As of June 30, 2001 and 2000, there were approximately 949,000 convertible operating partnership units ("OP Units") outstanding that had been issued in exchange for real estate by consolidated subsidiaries of Archstone. The units are convertible into Common Shares on a one-for-one basis and are entitled to distributions in amounts equal to those distributed on Common Shares.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

     General

          All of the units are reflected as minority interest in the accompanying Balance Sheets. The income allocated to these minority interests, which is generally equal to the amount of unit distributions, is reflected as minority interest expense in the accompanying Statements of Earnings. We do not recognize gains related to the issuance of partnership interests.

          The following table summarizes Archstone's ownership percentage in each limited partnership before and after the issuance of partnership units during the periods covered by these financial statements:

                                                                            Archstone Equity as a
                                                                              Percentage of Total
                                                                             Partnership Equity
         Partnership             Description of Unit      Transaction        Before        After
            Name               Issuance During Period        Date         Transaction   Transaction

ACL(1)......................  680,000 Preferred Units      02/04/00          78.0%         77.0%
ACL(1)......................  350,590 OP Units             03/16/00          77.0%         76.0%
ACL II(2)...................  600,000 Preferred Units      03/03/00          78.0%         60.0%

(1)	"ACL" refers to Archstone Communities Limited Partnership
(2)	"ACL II" refers to Archstone Communities Limited Partnership II

(6)     Shareholders' Equity and Distribution to Shareholders

          The following table summarizes the quarterly cash dividends paid per share on Common and Preferred Shares during the three months ended March 31 and June 30, 2001 and the annualized dividend we expect to pay for 2001:

                                                                Quarterly       Annualized
                                                              Cash Dividend    Cash Dividend
                                                                Per Share        Per Share
             Common Shares.................................    $        0.41    $        1.64
             Series A Convertible Preferred Shares(1)......    $        0.55    $        2.21
             Series B Preferred Shares(1)(2)...............    $        0.56              N/A
             Series C Preferred Shares(1)..................    $        0.54    $        2.16
             Series D Preferred Shares(1)..................    $        0.55    $        2.19

(1)	The liquidation preference on all preferred series is $25 per share.
(2)	All of the outstanding Series B Cumulative Redeemable Preferred Shares of Beneficial Interest were redeemed on May 7, 2001. The cash dividend paid for the period from April 1, 2001 to May 7, 2001 was $0.23125 per share.

          On July 17, 2001, Archstone's Board of Trustees declared the third quarter 2001 cash distribution of $0.41 per Common Share, payable on August 30, 2001, to shareholders of record on August 16, 2001. This dividend marks the company's 103rd consecutive quarter of common dividends declared.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

(7)     Financial Instruments and Hedging Activities

     Fair Value of Financial Instruments

          At June 30, 2001 and December 31, 2000, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. Following is a table summarizing these financial instruments (in thousands):

                                                         Balance at                    Balance at
                                                        June 30, 2001              December 31, 2000
                                                   Carrying     Estimated      Carrying      Estimated
                                                    Amounts     Fair Value      Amounts      Fair Value
Stock investments..............................  $      5,291  $      5,291  $      16,182  $      16,182
Borrowings:
     Unsecured credit facilities...............  $          -  $          -  $     193,719  $     193,719
     Long-Term Unsecured Debt..................     1,390,219     1,399,844      1,401,262      1,392,216
     Mortgages payable.........................       831,653       839,568        875,804        892,733
Interest rate contracts:
     Interest rate swaps.......................  $      4,505  $      4,505  $           -  $       6,599
     Interest rate caps........................            72            72            715            559

          The amounts labeled "stock investments" in the table above include both investments in private equity securities and publicly-traded equity securities for which there is a readily determinable fair market value. The publicly-traded equity securities are classified as "available for sale securities" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company's operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. As a result of this evaluation process, management concluded that the decline in value of its investments in private technology companies was other than temporary and recorded a charge to provision for possible loss on investments during the six months ended June 30, 2001 of $7.9 million.

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

Archstone Communities Trust

Notes to Condensed Financial Statements - (Continued)

     Derivatives and Hedging Activities

          We adopted SFAS No. 133/138, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce borrowing costs. This is typically accomplished using interest rate swaps, interest rate caps or by locking in rates on anticipated debt issuances.

          For financial reporting purposes, the accounting will vary depending on the type of hedge and its effectiveness. With respect to a fair value hedge, both changes in the fair value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no resulting earnings impact, except for the portion of the hedge that proves to be ineffective, if any. In the case of a cash flow hedge, changes in fair value related to the effective portion of the hedge are accumulated in other comprehensive income and subsequently reclassified to earnings during the period that the hedged item impacts earnings. Any portion of the cash flow hedge that is ineffective at offsetting cash flows will be recognized in earnings immediately. For example, the reduction in fair value on a cash flow hedge, such as an interest rate cap, relating to the passage of time is recorded in earnings each period.

          Upon adoption of SFAS No. 133/138, on January 1, 2001 we recorded a net transition unrealized loss of approximately $205,000 in other expense, related to the cumulative effect of an accounting change. In addition, for the six months ended June 30, 2001 we recorded a $438,000 charge to other expense related to the change in time value of our interest rate caps. During this six month period we recorded a net benefit of $51,000 to interest expense relating to an interest rate swap designated as a cash flow hedge that was more than 100% effective at offsetting interest rates on the underlying hedged debt. Based on current interest rates, we anticipate that over the next twelve months we will record interest expense of approximately $245,000 resulting from the reclassification of a portion of the $482,000 unrealized loss relating to cash flow hedges currently recorded in other comprehensive income. The combination of this expense with the lower interest expense we expect to pay on the underlying floating rate debt will result in overall interest expense equal to the contractually fixed amount resulting from the fixed rate swaps. As a matter of policy, we pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standard.

          The following table summarizes the notional value, carrying value and estimated fair value of our derivative financial instruments, as of June 30, 2001 (in thousands). The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                                  Carrying and
                                                    Notional        Maturity      Estimated Fair
                                                     Amount       Date Range         Value
         Cash flow hedges:
            Interest rate caps.................  $     152,958     2002-2005     $           72
            Interest rate swaps................        205,000     2001-2006                533
              Total cash flow hedges...........  $     357,958     2001-2006     $          605
         Fair value hedges:
            Interest rate swaps................  $     104,005     2006-2008     $        2,477
            Total rate of return swaps.........         69,756     2004-2007              1,495
              Total fair value hedges..........  $     173,761     2004-2008     $        3,972
                 Total hedges..................  $     531,719     2001-2008     $        4,577
                                                 =============  ===============  ==============

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

          Following are reconciliations of the reportable segment's: (i) revenues to consolidated revenues and (ii) Net Operating Income to consolidated earnings from operations (in thousands):

                                                          Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                           2001         2000          2001        2000
Reportable apartment communities segment revenues.....   $ 155,274   $ 173,962     $ 325,364   $ 341,693
Other non-reportable operating segment revenues (1)...       5,505      10,851        10,471      20,136
     Total segment and consolidated revenues..........   $ 160,779   $ 184,813     $ 335,835   $ 361,829
                                                         =========   =========     =========   =========

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                  June 30,
                                                           2001         2000         2001         2000
Reportable    apartment    communities   segment   Net
     Operating Income..................................  $ 106,052   $ 116,230     $ 221,445   $ 230,266
Other  non-reportable  operating  segment Net Operating
     Income ...........................................        890       1,107         1,802       1,838
     Total segment Net Operating Income ...............    106,942     117,337       223,247     232,104

Reconciling items:
     Income from unconsolidated real estate entities ..        778       2,314         1,211       1,201
     Other income .....................................      3,757       7,427         7,282      17,092
     Depreciation on real estate investments ..........    (29,142)    (36,696)      (61,495)    (73,221)
     Interest expense .................................    (32,430)    (37,325)      (67,076)    (71,527)
     General and administrative expenses ..............     (6,128)     (5,466)      (11,806)    (11,751)
     Other expenses ...................................       (955)       (709)      (10,941)     (3,819)
Consolidated earnings from operations .................  $  42,822   $  46,882     $  80,422   $  90,079
                                                         =========   =========     =========   =========

(1)	The six months ended June 30, 2001 are primarily comprised of interest income, rental revenue from a hotel, net gains from the sale of technology investments and other income. The six months ended June 30, 2000 primarily include interest income on the Homestead mortgage notes, which were sold during 2000, a gain from the sale of Spectrum Apartment Locators, rental revenue from a hotel and other income.

          Archstone does not derive any of its consolidated revenues from foreign countries and does not have any major customers that individually account for 10% or more of its consolidated revenues.

(9)     Proposed Merger Transaction

          On May 4, 2001, we announced an agreement to merge with Charles E. Smith Residential Realty, Inc. ("Smith Residential"), a publicly-traded real estate investment trust that primarily develops, acquires, owns, leases and manages high-rise apartment communities in the greater Washington, D.C. metropolitan area, Chicago, Boston and Southeast Florida. Pursuant to a series of merger transactions, Archstone will be reorganized into an umbrella partnership real estate investment trust, or "UPREIT" structure with Archstone, to be renamed Archstone-Smith Operating Trust, becoming a subsidiary of Archstone-Smith Trust. The total market value of the transaction is approximately $3.6 billion.

Archstone Communities Trust

Notes to Condensed Financial Statements - (Concluded)

          In accordance with the terms of the agreement, each outstanding Smith Residential common share (NYSE: SRW) will be converted into the right to receive 1.975 Archstone common shares and each outstanding preferred share of Smith Residential will be converted into the right to receive a corresponding series of preferred shares of Archstone. Additionally, common limited partners of Charles E. Smith Residential Realty L.P. ("Smith Partnership"), an operating partnership in which Smith Residential holds an interest and is the sole general partner, will receive 1.975 common units of Archstone-Smith Operating Trust for each limited partnership interest. Archstone-Smith and Archstone-Smith Operating Trust will be the surviving entities resulting from these transactions. The Archstone-Smith Trust dividend immediately after the merger is expected to remain at an annualized level of $1.64 per share in 2001.

          The transaction, which is structured to qualify as a tax-free merger, is subject to the approval of a majority of Archstone's outstanding common shares, two-thirds of the outstanding common shares of Smith Residential and a majority in percentage interest of the holders of limited partnership interests of Smith Partnership (other than limited partnership interests owned by Smith Residential). The transaction is also subject to the receipt of approval from the Securities and Exchange Commission and other customary closing conditions. We filed amended registration statements for Archstone-Smith Trust and Archstone-Smith Operating Trust with the Securities and Exchange Commission relating to the transaction in August 2001. These registration statements have not yet been declared effective by the Securities and Exchange Commission. The transaction is expected to be completed in October 2001.

(10)     Subsequent Event

     $100 Million Loan From Archstone to Smith Residential

          As a result of the proposed merger, Smith Residential abandoned its plans to raise additional equity capital to fund operations. In order to avoid encumbering additional Smith Partnership assets and to avoid incurring third party financing fees, on July 27, 2001, Archstone funded a $100 million loan to Smith Partnership. Under the terms of the loan agreement, Smith Partnership will pay a minimum interest rate equal to the LIBOR rate plus 100 basis points until 60 days after the termination of the merger agreement, if applicable, and thereafter will pay interest at LIBOR plus 200 basis points. The loan matures on the earlier of the completion of the merger or 180 days after the merger agreement is terminated. The loan is unsecured, but may become secured by specified properties having an estimated fair market value in excess of $150 million at Archstone's option upon an event of default. The loan may be prepaid by Smith Partnership at anytime in whole or in part.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Trustees and Shareholders
of Archstone Communities Trust:

          We have reviewed the accompanying condensed balance sheet of Archstone Communities Trust (the "Trust") as of June 30, 2001, and the related condensed statements of earnings for the three and six month periods ended June 30, 2001 and 2000, the condensed statement of shareholders' equity for the six month period ended June 30, 2001 and the condensed statements of cash flows for the six month periods ended June 30, 2001 and 2000. These condensed financial statements are the responsibility of the Trust's management.

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
July 25, 2001, except as to Note 10,
which is as of July 27, 2001

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

     Proposed Merger Transaction

          On May 4, 2001, we announced an agreement to merge with Smith Residential, a publicly-traded real estate investment trust that primarily develops, acquires, owns, leases and manages high-rise apartment communities in the greater Washington, D.C. metropolitan area, Chicago, Boston and Southeast Florida. The combined company will operate under the name Archstone-Smith Trust. Each outstanding Smith Residential common share (NYSE: SRW) will be converted into the right to receive 1.975 Archstone common shares. This exchange ratio is not subject to change. The merger is structured as a tax-free transaction and is expected to be completed in October 2001, subject to shareholder and Securities and Exchange Commission approval. The following Management's Discussion and Analysis of Financial Condition and Results of Operations does not give effect to the merger. Please reference the registration statements on Form S-4 filed for Archstone-Smith Trust and Archstone-Smith Operating Trust for financial and other information on the expected impact of the merger.

Results of Operations

     Overview

          Our basic net earnings attributable to Common Shares decreased $9.0 million (11.2%) during the three months ended June 30, 2001 as compared to the same period in 2000. This decrease was primarily attributable to a $10.2 million reduction in apartment community Net Operating Income (due primarily to a reduction in the number of operating properties as a result of significant disposition activity), a $6.4 million decrease in gains on disposition of depreciated real estate and a $5.9 million reduction in interest income from our Homestead mortgage notes as a result of the sale of those notes during 2000. These factors were partially offset by a $7.6 million reduction in depreciation expense and a $4.9 million reduction in interest expense resulting primarily from the significant disposition activity.

          Our basic net earnings attributable to Common Shares increased $15.9 million (13.3%) during the six months ended June 30, 2001 as compared to the same period in 2000. This increase was primarily attributable to a $24.5 million increase in gains on disposition of depreciated real estate, an $11.7 million reduction in depreciation expense and a $4.5 million reduction in interest expense. These factors were influenced primarily by significant disposition activity. Partially offsetting these increases were an $11.9 million reduction in interest income from the Homestead mortgage notes which were sold during 2000, an $8.8 million reduction in Net Operating Income resulting primarily from dispositions and a $6.8 million increase in provisions for loss relating primarily to technology investment write-offs.

     Apartment Community Operations

          At June 30, 2001, investments in apartment communities comprised over 99% of our total real estate portfolio. The following table summarizes overall performance of our apartment communities for each period (in thousands, except for units and percentages):

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                   June 30,
                                                                    2001         2000         2001         2000
Rental revenues............................................      $   155,274  $   173,962  $   325,364  $   341,693
Property operating expenses................................           49,222       57,732      103,919      111,427
Net Operating Income.......................................      $   106,052  $   116,230  $   221,445  $   230,266
                                                                 ===========  ===========  ===========  ===========
Operating margin (Net Operating Income/rental revenues)....            68.3%        66.8%        68.1%        67.4%
                                                                 ===========  ===========  ===========  ===========
Average occupancy during period............................            95.7%        96.0%        95.6%        95.7%
Average number of operating units..........................           52,524       67,715       56,768       67,875

          The following table reflects revenue, expense and Net Operating Income growth for Same-Store communities, meaning the group of apartment communities that were fully operating during the six months ended June 30 for each respective comparison period:

                                       Same-Store          Same-Store         Same-Store Net         Number
                                         Revenue             Expense            Operating               of
                                         Growth              Growth           Income Growth       Operating Units

     2001........................         7.14%               4.96%               8.17%                40,751
     2000........................         6.09%               3.78%               7.25%                45,130

          Net Operating Income from our total portfolio has decreased for the three and six months ended June 30, 2001 compared to the same periods in 2000 primarily as a result of significant disposition activity during 2000 and 2001. The execution of our capital redeployment program continues to improve operating margins as capital is redeployed into protected markets, which typically achieve higher and more consistent revenue growth. Rising insurance costs have partially offset these margin improvements as a result of higher premiums and claim estimates. Upon renewal of our insurance policies in July 2001, we experienced an increase of approximately $5 million in annual premiums due to tightening insurance markets, particularly with respect to earthquake insurance, which will impact earnings over the next four quarters. We believe the broader real estate market is likely to be impacted in a similar manner.

     Income from Unconsolidated Real Estate Entities

          Income from unconsolidated real estate entities was lower for the three months ended June 30, 2001 as compared to the same period in 2000 primarily as a result of a $2.1 million reduction in our share of Ameriton's earnings. Ameriton's investment strategy is to opportunistically acquire, reposition and develop apartment communities for sale to third parties. The lower income from Ameriton was partially offset by a $0.6 million increase in our share of earnings from investments in apartment-related joint ventures in 2001.

          Income from unconsolidated real estate entities for the six months ended June 30, 2001 as compared to the same period in 2000 was essentially the same. This resulted from a $0.7 million increase in our share of earnings from apartment-related joint ventures with a corresponding offset resulting from a lower share of earnings from Ameriton. See Note 3 contained in Item 1 for additional information on income from unconsolidated real estate entities.

     Other Income

          Lower other income for the three and six months ended June 30, 2001 as compared to the same periods in 2000 was primarily attributable to a $5.9 million and $11.9 million reduction, respectively, in interest income related to the Homestead mortgage notes, which we no longer own.

     Depreciation Expense

          The $7.6 million and the $11.7 million decreases in depreciation expense for the three and six months ended June 30, 2001 as compared to 2000 resulted primarily from the net disposition of operating communities during 2000 and 2001.

     Interest Expense

          Net interest expense decreased $4.9 million and $4.5 million, respectively, for the three and six months ended June 30, 2001 as compared to the same periods in 2000. The net decreases resulted from an overall decrease in gross interest expense partially offset by lower capitalized interest. The respective decreases in gross interest expense of $6.5 and $7.3 million for the three and six month periods was attributable to lower average borrowings outstanding on our unsecured credit facilities and fewer mortgage notes during 2001 as a result of community dispositions. These decreases in gross interest were partially offset by respective decreases in capitalized interest of $1.6 and $2.8 million for the three and six month periods due to lower levels of communities undergoing active construction.

     General and Administrative Expenses

          The increase in general and administrative expenses for the three months ended June 30, 2001 as compared to the same period in 2000 relates primarily to higher long-term incentive plan and payroll-related expenses which were partially offset by lower travel-related costs.

          General and administrative expenses for the year ended June 30, 2001 as compared to the same period in 2000 has remained relatively flat. Higher long-term incentive plan expenses and professional fees have been offset primarily by lower severance and travel-related costs.

     Provision for Possible Loss on Investments

          During the six months ended June 30, 2001, provisions for possible loss on investments increased $6.8 million as compared to the same period in 2000. The increase is primarily attributable to a $7.9 million write-off related to private technology investments in 2001. In addition, during the six months ended June 30, 2001, we concluded that full recovery of a real estate investment held for sale, and subsequently sold during the second quarter of 2001, was doubtful. As a result, a provision for possible loss of $2.0 million was recorded to reduce the asset to its estimated fair value. We recorded a $2.8 million provision for loss in 2000 related to the conversion feature on the Homestead mortgage notes, which were sold during the third quarter of 2000. See Note 7 contained in Item 1 of this Form 10-Q for a more detailed discussion of our technology investments.

     Impact of Disposition Activities

          During the six months ended June 30, 2001 we disposed of 41 apartment communities and certain other real estate assets representing gross proceeds of $922.9 million, including $650.0 million related to joint ventures formed with an institutional investor in March 2001 and May 2001. Two of the operating communities representing $40.9 million in gross proceeds were sold to the real estate joint venture by affiliates. No gain was recognized by Archstone on these two transactions. See Note 3 contained in Item 1 of this Form 10-Q for a more detailed discussion of our joint venture activity. During the six months ended June 30, 2000, we disposed of 18 apartment communities and certain other assets representing gross proceeds of $339.1 million, including $101.1 million related to a joint venture formed in June with the First Islamic Bank, E.C., a corporation organized under the laws of the State of Bahrain. Aggregate net gains of $70.5 million and $46.0 million were recorded for the six months ended June 30, 2001 and 2000, respectively. Our total disposition target for 2001 is approximately $1.0-$1.2 billion.

Liquidity and Capital Resources

          We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe Archstone's liquidity and financial position are sufficient to meet all of our cash flow needs during 2001 and the foreseeable future. See Archstone's Statements of Cash Flows for a summary of operating, investing and financing activities for the six months ended June 30, 2001 and 2000.

     Operating Activities

          Net cash flow provided by operating activities decreased by $25.4 million, or 15.3%, for the six months ended June 30, 2001 as compared to the same period of 2000. This decrease is primarily due to a high volume of dispositions during 2000 and 2001 and to lower interest income resulting from the sale of the Homestead mortgage notes in July 2000. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

     Investing and Financing Activities

          For the six months ended June 30, 2001, real estate investments of $127.4 million, the repayment of $193.7 million of unsecured credit facilities, the repurchase of $50.0 million in Common Shares, the redemption of $104.7 million of Series B Preferred Shares and the $257.7 million increase in our tax-deferred exchange escrow were financed primarily with cash flow from operations and disposition proceeds, including proceeds from joint venture transactions. During the remainder of 2001, we expect to fund acquisitions, development activity and costs associated with the proposed merger with Smith Residential with the use of available cash, including the cash held in our tax-deferred exchange escrow, with proceeds from future dispositions and with borrowings under unsecured credit facilities, if necessary. Real estate investments of $358.2 million during the six months ended June 30, 2000 were financed primarily with cash flow from operations, disposition proceeds (including proceeds from joint venture transactions), cash held in our tax-deferred exchange escrow and borrowings under unsecured credit facilities. These unsecured credit facilities were reduced $187.3 million during the period using net proceeds from secured debt financing, mortgage notes receivable paydowns and the issuance of perpetual preferred limited partnership units.

          Other significant financing activity included the payment of $115.0 million and $123.4 million in Common Share, Preferred Share and minority interest dividends/distributions for the six months ended June 30, 2001 and 2000, respectively. In addition, we prepaid mortgages due to community dispositions of $28.8 million and $16.6 million during the six months ended June 30, 2001 and 2000, respectively.

          Our most significant non-cash investing and financing activities during the six months ended June 30, 2001 and 2000 included: (i) the assumption of mortgages payable upon the purchase of apartment communities; and (ii) the related transfer of a mortgage liability and operating liabilities in exchange for an ownership interest in joint ventures.

     Scheduled Debt Maturities and Interest Payment Requirements

          Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of June 30, 2001, we have approximately $59.7 million of long-term debt maturing during the remainder of 2001, $102.8 million maturing during 2002 and $191.5 million maturing during 2003. See Note 4 contained in Item 1 of this Form 10-Q for more information on scheduled debt maturities.

          We currently have $680 million in total borrowing capacity under our unsecured credit facilities, with no balance outstanding as of August 8, 2001. Archstone's Long-Term Unsecured Debt and mortgages payable had effective interest rates of 7.49% and 6.43%, respectively, as of June 30, 2001. These rates give effect to the impact of interest rate swaps and caps, as applicable.

          We were in compliance with all financial covenants pertaining to our debt instruments at June 30, 2001.

     Shareholder Dividend Requirements

          Based on anticipated distribution levels for 2001 and the number of shares and units outstanding as of June 30, 2001 and without consideration for the effects of the closing of the transaction with Smith Residential, we anticipate that we will pay the following dividends/distributions during the next 12 months (in thousands, except per share amounts):

                                                                                      Per Share      Total
Common Share distributions......................................................     $     1.64   $  198,843
Series A Convertible Preferred Share dividends..................................           2.21        7,083
Series C Preferred Share dividends..............................................           2.16        4,289
Series D Preferred Share dividends..............................................           2.19        4,358
Series E perpetual preferred limited partnership unit distributions(1)..........           2.09        3,350
Series F perpetual preferred limited partnership unit distributions(1)..........           2.03        1,625
Series G perpetual preferred limited partnership unit distributions(1)..........           2.16        1,294
Other distributions on minority interests(1)....................................           1.64        1,556
     Total dividend/distribution requirements...................................                  $  222,398
                                                                                                  ==========

(1)	See Note 5 contained in Item 1 for information on the perpetual preferred limited partnership units and other minority interests.

     Planned Investments

          Following is a summary of unfunded planned investments as of June 30, 2001 (dollar amounts in thousands). The amounts labeled "Discretionary" represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled "Committed" represent the approximate amount that we are contractually committed to fund for communities under construction.

                                                                                      Planned Investments
                                                                      Units      Discretionary     Committed
Communities under construction.................................          3,440   $            -  $      195,548
Communities In Planning and owned..............................          1,646          200,611               -
Communities In Planning and Under Control......................          1,583          268,215               -
Operating community acquisitions under contract................          1,709          200,188               -
     Total.....................................................          8,378   $      669,014  $      195,548
                                                                    ==========  ===============  ==============

          In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

          We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2001 and 2002 and expect to start construction on approximately $150-$200 million, based on Total Expected Investment, of communities that are currently In Planning during the remainder of 2001. We would expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. We expect to complete the acquisition of operating communities under contract by the end of 2001. No assurances can be given that communities Archstone does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

          As a result of the proposed merger, Smith Residential abandoned their plans to raise additional equity capital to fund operations. In order to avoid encumbering additional Smith Partnership assets and to avoid incurring third party financing fees, on July 27, 2001, Archstone funded a $100 million loan to Smith Partnership. See Note 9 contained in Item1 of this Form 10-Q for additional information.

     Funding Sources

          We anticipate financing our planned investment, operating needs and the expenses to be incurred in connection with the transaction with Smith Residential primarily with cash on hand, cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with Archstone's performance in 2000, we anticipate that net cash flow from operating activities during 2001 will be sufficient to fund anticipated dividend/distribution requirements and scheduled debt principal payments. To fund planned investment activities, we had $680 million in available capacity on Archstone's unsecured credit facilities at August 8, 2001. During the six months ended June 30, 2001 we disposed of 41 apartment communities and certain other real estate assets representing gross proceeds of $922.9 million, including joint venture transactions. The disposition target for 2001 is approximately $1.0-$1.2 billion.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     Stock Investments

          We have both public and private investments in the equity securities of technology and other companies. The publicly-traded equity securities are classified as "available for sale securities" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company's operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. As a result of this evaluation process, management concluded that the decline in value of its investments in private technology companies was other than temporary and recorded a charge to provision for possible loss on investments during the six months ended June 30, 2001 of $7.9 million. After giving effect to this valuation adjustment, as of June 30, 2001 Archstone had remaining stock investments with an aggregate carrying and estimated fair value of $5.3 million, of which $3.8 million was in technology companies.

          The broader technology sector, including the sectors in which some of our investees operate, is currently suffering from a decreased supply of capital and depressed market valuation. The inability of these companies to raise capital at a satisfactory price in the near term could impair their ability to fund immediate obligations, including working capital requirements, and could result in the failure of those companies. In the event that our remaining stock investments are deemed to be partially or fully impaired, the resulting write-down of our investment would have a negative impact on our net earnings and could adversely affect the price of our Common Shares.

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

          The following table summarizes the notional value, carrying value and estimated fair value of our derivative financial instruments, as of June 30, 2001 (in thousands). The notional value provides an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                                                  Carrying and
                                                    Notional       Maturity      Estimated Fair
                                                     Amount       Date Range         Value
         Cash flow hedges:
            Interest rate caps.................  $     152,958     2002-2005     $           72
            Interest rate swaps................        205,000     2001-2006                533
              Total cash flow hedges...........  $     357,958     2001-2006     $          605
         Fair value hedges:
            Interest rate swaps................  $     104,005     2006-2008     $        2,477
            Total rate of return swaps.........         69,756     2004-2007              1,495
              Total fair value hedges..........  $     173,761     2004-2008     $        3,972
                 Total hedges..................  $     531,719     2001-2008     $        4,577
                                                 =============  ===============  ==============

     Interest Rate Sensitive Liabilities

          The table below provides information about Archstone's liabilities that are sensitive to changes in interest rates as of June 30, 2001. As the table incorporates only those exposures that existed as of June 30, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of June 30, 2001, the information presented herein is merely an estimate and has limited predictive value. As a result, Archstone's ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to interest rate caps and swaps, where applicable (in thousands):

                                              Expected Maturity/Principal Repayment Schedule at
                                         June 30,                   December 31,
                                                                                                                 Estimated
                                                                                                       Total       Fair
                                           2001     2002      2003     2004      2005    Thereafter   Balance     Value (1)
Interest rate sensitive liabilities:
  Long-Term Unsecured Debt:
    Fixed rate.......................... $ 57,357 $ 97,810 $ 171,560 $ 51,560 $ 251,560 $   683,045 $ 1,312,892 $ 1,320,904
      Average nominal interest rate (2).    7.50%    7.54%     7.59%    7.62%     7.57%       7.50%           -           -
    Variable rate (3)................... $      - $      - $       - $      - $       - $    77,327 $    77,327 $    78,940
      Average nominal interest rate (2).        -        -         -        -         -       3.92%           -           -
  Mortgages payable:
    Fixed rate debt (4)................. $  1,849 $  3,853 $  18,760 $  4,206 $  32,164 $   443,795 $   504,627 $   512,542
      Average nominal interest rate (2).    7.22%    7.22%     7.21%    7.21%     7.21%       7.20%           -           -
    Variable rate debt.................. $    453 $  1,117 $   1,210 $ 38,484 $   1,421 $   284,341 $   327,026 $   327,026
      Average nominal interest rate (2).    5.23%    5.23%     5.23%    5.28%     5.33%       5.33%           -           -

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.
(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates at June 30, 2001. The weighted average effective interest rate on the Long-Term Unsecured Debt and mortgages payable was 7.49% and 6.43%, respectively, as of June 30, 2001. The unsecured credit facilities had no outstanding balance.
(3)	Represents unsecured tax-exempt bonds.
(4)	The fixed rate mortgages payable balance includes $286.0 million of Fannie Mae secured debt.

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

          At the annual shareholders' meeting held May 9, 2001, shareholders re-elected the following individuals to serve on the Board:

                                                                        Shares Voted
                                                                      Against, Including
                                                Shares Voted in        Abstentions and
                       Name                          Favor                Non-votes
           -------------------------------      ---------------       ------------------
           Ned S. Holmes..................        105,391,098              772,911
           R. Scot Sellers................        105,385,787              778,222
           John M. Richman................        105,350,411              813,598

          Additionally, at the annual meeting the shareholders voted to amend Archstone's Declaration of Trust to remove the exemption for Security Capital from the Ownership Limit, due to Security Capital having sold all of the Common Shares it owned. At the annual meeting 100,517,889 shares voted in favor of the amendment; 215,845 shares voted against; 211,496 shares were recorded as abstentions and 19,577,639 shares were recorded as broker non-votes.

          The shareholders also voted to approve the Archstone Communities Trust 2001 Employee Stock Purchase Plan (the "ESPP"), which was recommended by the Board for the purpose of providing a method for eligible employees of Archstone and its participating subsidiaries to acquire an interest in Archstone through the purchase of Common Shares from Archstone at a discount from fair market value. At the annual meeting 88,279,886 shares voted in favor of the ESPP; 12,434,878 shares voted against; 230,465 shares were recorded as abstentions and 19,577,640 shares were recorded as broker non-votes.

          The shareholders also voted to approve an amendment to the 1996 Share Option Plan for Outside Trustees (the "Outside Trustees Plan"), to increase by 200,000 the number of Common Shares issued and reserved for issuance under the Outside Trustees Plan. At the annual meeting, 87,358,340 shares voted in favor of the amendment; 13,222,585 shares voted against; 364,305 shares were recorded as abstentions and 19,577,639 shares were recorded as broker non-votes.

Item 6.      Exhibits and Reports on Form 8-K

   (a) Exhibits:

       2.1   Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among Archstone
             Communities  Trust, New Garden Residential Trust,  Charles E. Smith Residential  Realty,  Inc. and
             Charles  E.  Smith  Residential  Realty,  L.P.  (incorporated  by  reference  to  Annex  A to  the prospectus  contained in the  Archstone-Smith  Trust Registration  Statement on Form S-4 (File No.
             333-63734))

       3.1   Form of Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to
             Exhibit  2.1(d) to  Archstone  Communities  Trust's  Current  Report  on Form 8-K  filed  with the
             Securities and Exchange Commission on June 19, 2001)

       3.2   Form of Amended and Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 2.1(e)
             to  Archstone  Communities  Trust's  Current  Report on Form 8-K  filed  with the  Securities  and
             Exchange Commission on June 19, 2001)

       3.3   Form of Amended and Restated Declaration of Trust of Archstone-Smith Operating  Trust (incorporated by reference to Exhibit  2.1(b) to Archstone  Communities  Trust's  Current  Report on Form 8-K filed with Securities and Exchange Commission on June 19, 2001)

       3.4   Form of Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to
             Exhibit  2.1(c) to  Archstone  Communities  Trust's  Current  Report  on Form 8-K  filed  with the
             Securities and Exchange Commission on June 19, 2001)

       4.1   Form  of Archstone-Smith Trust common share of  beneficial ownership share  certificate
             (incorporated by reference to Exhibit 3.3 to the prospectus contained in the Archstone-Smith
             Trust Registration Statement on Form S-4 (File No. 333-63734))

       4.2   Form of Archstone-Smith Trust share certificate for Series A Preferred Shares (incorporated by reference to Exhibit 3.4 to the prospectus contained in the  Archstone-Smith  Trust Registration  Statement
             on Form S-4 (File No. 333-63734))

       4.3   Form of Archstone-Smith Trust share certificate for Series C Preferred Shares (incorporated by reference to Exhibit 3.5 to the prospectus contained in the  Archstone-Smith Trust Registration
             Statement on Form S-4 (File No. 333-63734))

       4.4   Form of Archstone-Smith Trust share certificate for Series D Preferred Shares (incorporated by reference to Exhibit 3.6 to the prospectus contained in the Archstone-Smith Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       4.5   Form of Archstone-Smith Trust share certificate for Series H Preferred Shares (incorporated by reference to Exhibit 3.7 to the prospectus contained in the Archstone-Smith Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       4.6   Form of Archstone-Smith Trust share certificate for Series I Preferred Shares (incorporated by reference to Exhibit 3.8 to the prospectus contained in the  Archstone-Smith Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       4.7   Form of Archstone-Smith Trust share certificate for Series J Preferred Shares (incorporated by reference to Exhibit 3.9 to the prospectus contained in the Archstone-Smith Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       4.8   Form of Archstone-Smith Trust share certificate for Series K Preferred Shares (incorporated by reference to Exhibit 3.10 to the prospectus contained in the Archstone-Smith Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       4.9   Form of Archstone-Smith Trust share certificate for Series L Preferred Shares (incorporated by reference to Exhibit 3.11 to the prospectus contained in the Archstone-Smith  Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       4.10  Form of Archstone-Smith Trust share certificate for Series A Preferred Shares (incorporated by reference to Exhibit 3.12 to the prospectus contained in the Archstone-Smith Trust Registration Statement
             on Form S-4 (File No. 333-63734))

       10.16 Purchase and Sale Agreement, dated as of February  15,  2001,  between Archstone and Security Capital
             (incorporated by eference to Exhibit  99.1 to Archstone's Current Report on Form 8-K dated
             February 16, 2001)

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

       15.1  Letter from KPMG LLP dated August 14, 2001 regarding unaudited financial information

       99.1  Current Development Activity

   (b) Reports on Form 8-K: The  following  report on Form 8-K was filed during the quarter of the period  covered by this report.

       Archstone  filed a Current Report on Form 8-K,  dated June 19, 2001,  under Items 5 and 7, Other Events and
       Financial Statements and Exhibits, respectively.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHSTONE COMMUNITIES TRUST

                                     BY:            /S/ CHARLES E. MUELLER, JR.
                                            -------------------------------------------
                                                       Charles E. Mueller, Jr.
                                                      Chief Financial Officer
                                                    (Principal Financial Officer)

                                     BY:            /S/ WILLIAM KELL
                                            -------------------------------------------
                                                           William Kell
                                                 Senior Vice President and Controller
                                                     (Principal Accounting Officer)

Date: August 14, 2001