Form 10-K
period 2001-12-31
ARCHSTONE SMITH OPERATING TRUST
filed 2002-03-29
CIK 80737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark	One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to             .

Commission File Number 1-10272

ARCHSTONE-SMITH OPERATING TRUST
(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	74-6056896
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9200 E. Panorama Circle, Suite 400
Englewood, Colorado 80112
(Address of Principal Executive Offices and Zip Code)

(303) 708-5959
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Class A-1 Common Units
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Based on the closing price of Archstone-Smith’s Common Shares on March 7, 2002, which are issuable upon redemption of the A-1 Common Units. The aggregate market value of the Class A-1 Common Units held by non-affiliates was approximately $669,502,000.

At March 7, 2002, there were approximately 24,978,000 Class A-1 Common Units outstanding held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Archstone-Smith Trust’s definitive proxy statement for the 2002 annual meeting of its shareholders are incorporated by reference in Part III of this report.

GLOSSARY

The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description
A-1 Common Unitholders	Holders of A-1 Common Units.
A-1 Common Units
Archstone-Smith Operating Trust Class A-1 Common
Units of beneficial interest, which are convertible into Common Units. A-1 Common Units are the only units of the Operating Trust not held by Archstone-Smith and they represent approximately a 12.7% interest in the Operating Trust at December 31, 2001.

A-2 Common Units
Archstone-Smith Operating Trust Class A-2 common units of beneficial interest. Archstone-Smith is the sole holder of our A-2 Common Units, and they represent approximately an 87.3% interest in the Operating Trust at December 31, 2001.

Ameriton
AMERITON Properties Incorporated is a taxable REIT subsidiary, which engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.

Ameriton Holdings	Ameriton Holdings, LLC, which owns 100% of the voting stock of Ameriton.
Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.
APB	Accounting Principles Board.
Archstone	Archstone Communities Trust.
Archstone-Smith	Archstone-Smith Trust.
Atlantic Merger	In July 1998, Security Capital Atlantic Incorporated was merged with and into Security Capital Pacific Trust and the combined company was renamed Archstone Communities Trust.
Board	Collectively, refers to Archstone-Smith’s Board of Trustees or to Archstone-Smith our sole trustee unless the context otherwise requires.
Charles E. Smith Division	Charles E. Smith Residential high-rise division of Archstone-Smith Operating Trust, which owns and operates high-rise apartment buildings.
Common Share(s)	Archstone-Smith Common Shares of beneficial interest, par value $0.01 per share.
Common Unit(s)
For periods prior to the Smith Merger and reorganization into an UPREIT, Archstone’s common shares of beneficial interest are referred to as Common Units. For periods subsequent to the Smith Merger, Common Units refer collectively to our A-1 and A-2 Common Units.

Consolidated Engineering Services (“CES”)
Consolidated Engineering Services, Inc. is a taxable REIT subsidiary in the business of delivering mission critical facilities management services for corporate, government and institutional customers.

Convertible Preferred Units	Collectively, the Series A, H, J, K and L Convertible Preferred Units.
Declaration of Trust	The Operating Trust’s Amended and Restated Declaration of Trust as filed with the State of Maryland on October 26, 2001.
DEU	Dividend Equivalent Unit.
Distributions
Refers to dividends paid by Archstone on either Archstone common or preferred shares of beneficial interest paid prior to the UPREIT reorganization on Smith Merger. Subsequent to the Smith Merger, refers to distributions paid on Operating Trust Common Units or Preferred Units.

DownREIT OP Units	Operating Partnership Units issued in connection with Archstone Communities Limited Partnership and Archstone Communities Limited Partnership II convertible into Common Shares.

Abbreviation, Acronym or Defined Term	Definition/Description
DownREIT Perpetual Preferred Units
Collectively, the Series E, F, and G Preferred Units issued by the Operating Trust’s subsidiaries. These Units are convertible into the same series of Archstone-Smith preferred Shares. However these units are not convertible into Archstone-Smith Common Shares.

EITF	Emerging Issue’s Task Force of The Financial Accounting Standards Board.
EPS	Earnings Per Share determined in accordance with GAAP.
FASB	Financial Accounting Standards Board.
Fannie Mae	Federal National Mortgage Association.
Freddie Mac	Federal Home Loan Mortgage Corporation.
GAAP	Generally accepted accounting principles.
Homestead	Homestead Village Incorporated.
In Planning	Parcels of land owned or Under Control upon which construction of apartments is expected to commence within 36 months.
Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.
LIBOR	London Interbank Offered Rate.
Long-Term Unsecured Debt	Collectively, the Operating Trust’s long-term unsecured senior notes payable and tax-exempt unsecured bonds.
NAREIT	National Association of Real Estate Investment Trusts.
Net Operating Income (“NOI”)	Represents rental revenues less rental expenses and real estate taxes. Also referred to as “NOI”.
NYSE	New York Stock Exchange.
Operating Trust	Archstone-Smith Operating Trust.
Perpetual Preferred Units	Collectively, the Series B, C, D and I Preferred Units. These Units are not convertible, but are redeemable at the option of Archstone-Smith at certain future dates.
Preferred Units	Collectively, the Series A, C, D, H, I, J, K, and L Preferred Units.
REIT	Real estate investment trust.
RSU	Restricted Share Unit.
Same-Store	Term used to refer to a group of operating communities that were fully operating during the entire time relating to two periods being compared.
Security Capital	Security Capital Group Incorporated (NYSE:SCZ).
Series A Preferred Units	Archstone-Smith Operating Trust Series A Cumulative Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series B Preferred Units	Archstone-Smith Operating Trust Series B Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series C Preferred Units	Archstone-Smith Operating Trust Series C Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series D Preferred Units	Archstone-Smith Operating Trust Series D Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series E Perpetual Preferred Units	8.375% Cumulative Perpetual Preferred Units.
Series F Perpetual Preferred Units	8.125% Cumulative Perpetual Preferred Units.
Series G Perpetual Preferred Units	8.625% Cumulative Perpetual Preferred Units.
Series H Preferred Units	Archstone-Smith Operating Trust Series H Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series I Preferred Units	Archstone-Smith Operating Trust Series I Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series J Preferred Units	Archstone-Smith Operating Trust Series J Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.

Abbreviation, Acronym or Defined Term	Definition/Description
Series K Preferred Units	Archstone-Smith Operating Trust Series K Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series L Preferred Units	Archstone-Smith Operating Trust Series L Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Service Businesses	Collectively, Consolidated Engineering Services, Inc., and Smith Management Construction. Both of these entities are taxable REIT subsidiaries and were acquired in the Smith Merger.
Smith Management Construction (“SMC”)	Smith Management Construction is a taxable REIT subsidiary in the business of providing construction management and building maintenance services.
Smith Merger	The series of merger transactions in October 2001 whereby Archstone-Smith merged with Smith Residential and Archstone merged with Smith Partnership.
Smith Partnership	Charles E. Smith Residential Realty, L.P.
Smith Residential	Charles E. Smith Residential Realty, Inc.
SFAS	Statement of Financial Accounting Standards.
Stabilized or Stabilization
The classification assigned to an apartment community that has achieved 93% occupancy at market rents, and for which the redevelopment, new management and new marketing programs (or development and marketing in the case of newly developed community) have been completed. The stabilization process takes up to 12 months except for major redevelopments, which could take longer.

Total Expected Investment	For development communities, represents the total expected investment at completion, for operating communities, represents the total expected investment plus planned capital expenditures.
Under Control
Land parcels which Archstone-Smith Operating Trust does not own, yet has an exclusive right (through contingent contract or letter of intent) during a contractually agreed upon time period to acquire for the future development of apartment communities, subject to approval of contingencies during the due diligence process. There is no commitment by Archstone-Smith Operating Trust to acquire such land and there can be no assurance that any such land will be acquired.

UPREIT	Umbrella Partnership Real Estate Investment Trust.

PART I

Item 1.     Business

Archstone-Smith Operating Trust is a leading real estate operating company focused on the operation, development, redevelopment, acquisition and long-term ownership of garden apartment communities and high-rise apartment properties in protected markets throughout the United States. Our garden communities operate under the Archstone Communities brand name; our high-rise properties operate under the Charles E. Smith Residential brand name. As of December 31, 2001, our portfolio comprised 176 garden communities and 49 high-rise properties, representing a total of 79,982 units, including 2,812 units in our development pipeline. At the end of 2001, 80% of our operating portfolio was concentrated in protected locations in our core markets, based on NOI. Core markets and related NOI were:

Greater Washington, D.C. Metropolitan Area	33.2%
Southern California	11.8
San Francisco Bay Area, California	9.8
Chicago, Illinois	9.0
Southeast Florida	7.2
Boston, Massachusetts	5.1
Seattle, Washington	4.0

Total	80.1%

Our principal focus is to maximize unitholder value by:

•	Owning apartments in protected markets with limited land for new apartment construction, strong employment growth and expensive single-family homes;
•	Generating long-term sustainable growth in cash flow from operations;
•	Creating significant incremental value through the acquisition and development of new apartment properties;
•
Managing our invested capital through the disposition of assets that no longer meet our investment objectives in an effort to maximize long-term value creation, and redeploying that capital into investments in our protected core markets; and

•	Leveraging technology and innovation to improve our customer service delivery, strengthen our brand position and solidify our reputation for operational leadership.

The Company

Archstone-Smith Operating Trust, is engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owns approximately 87.3% of our Common Units and trades on the New York Stock Exchange (NYSE:ASN).

2001 Accomplishments

Major Strategic Transactions

•
We completed the Smith Merger to create the Operating Trust. This transaction represents a dramatic advancement of our investment strategy to concentrate our assets in protected locations in markets where it is very difficult to build new apartments. The strategic combination of these two real estate organizations brings together two of the most respected brands in the apartment industry and creates an exceptional portfolio concentrated in major metropolitan markets with high barriers to entry.

•
In conjunction with the Smith Merger, we moved our accounting group from El Paso, Texas to Denver, Colorado, effectively centralizing our corporate and property accounting functions at our company headquarters. Additionally, we internalized a number of services—including accounts payable, risk management, cash management and internal audit—which had formerly been purchased from Security Capital through an administrative services agreement.

•
Concurrent with this sale, we repurchased 2.3 million Common Units from Security Capital at $22.08 per unit. As a result of these transactions, Security Capital liquidated its entire investment in our Common Units and was no longer entitled to Board representation previously associated with its investment. Including this transaction, we have repurchased a total of 25.9 million Common Units since February 1999, representing 18.1% of our outstanding Common Units, at an average price of $21.45 per unit.

•
We facilitated the sale of 29.5 million Common Units owned by Security Capital in an underwritten secondary offering at a price of $23.30 per unit. This transaction was the largest real estate secondary offering in history, and was more than 2 times oversubscribed. Over 40% of the units sold in the offering were to new unitholders.

•
During the year, seven development properties achieved Stabilization in markets that include the Greater Washington, D.C. Metropolitan Area, San Diego and Southeast Florida, representing a Total Expected Investment of $261.7 million and adding a total of 2,868 units to Archstone-Smith’s operating portfolio. These properties exceeded budgeted lease-up absorption levels by an average of 6.8% at rental rates in line with our expectations.

Operations and Investments

•
We achieved Same-Store revenue growth (including the assets acquired in the Smith Merger) in our high-rise and garden portfolios of 5.7% over the prior year, driven principally by properties in the Greater Washington, D.C. Metropolitan Area, which represents 33.2% of our NOI, Southern California, which represents 11.8% of our NOI, and Boston, which represents 5.1% of our NOI, which produced Same-Store revenue growth of 8.1%, 6.4% and 10.4% respectively.

•	NOI for our Same-Store properties increased 6.5% over 2001, driven principally by Same-Store NOI growth of 10.5% in Washington, D.C., 7.1% in Southern California, and 14.1% in Boston.
•
We completed the disposition of $1.2 billion of communities in secondary, non-core markets, which allowed us to substantially reduce our investments in markets with less attractive growth fundamentals including Austin, Charlotte, Raleigh, Phoenix, Salt Lake City and Atlanta. We also exited the Minneapolis, Indianapolis and Richmond markets during 2001. Proceeds were redeployed into acquisitions and development projects in our core markets and also to reduce debt balances.

•
As of December 31, 2001, we had 10 communities under construction, representing 2,812 units and a Total Expected Investment of $535.7 million, in some of the nation’s most desirable markets, including the Greater Washington, D.C. Metropolitan Area, Los Angeles County and the Greater New York City Metropolitan Area. Of these communities, $358.4 million has already been funded, leaving only $177.3 million remaining to fund.

Strategic Operating Initiatives

In 2001, we led the industry by launching several new programs that we anticipate will significantly enhance our ability to improve our operating performance:

•
We completed pilot testing of Lease Rent OptimizerTM (LRO), the first revenue management tool created for the apartment industry. We developed this product in conjunction with Manugistics, Inc. (NASDAQ: MANU), a global leader in pricing and revenue management products and services. LRO enables us to more precisely forecast and analyze market demand and availability to optimize pricing for our apartments, thereby increasing revenues. The success of the pilot program allowed us to expand the second version of LRO, which was operational at approximately 75 garden communities in 14 markets as of February 28, 2002. We will begin piloting LRO in our high-rise portfolio in the second quarter of 2002. We expect LRO will begin to positively impact our revenue growth in 2003.

•
Through the implementation of a dynamic, real-time online recruiting software program, we have virtually eliminated our reliance on traditional classified newspaper advertising and, because applicants complete an online questionnaire that pre-screens for relevant job skills, streamline our overall recruiting efforts. Archstone-Smith Operating Trust is the first real estate company to provide real-time job postings on our corporate web site.

Financial

•
We increased our total credit facility capacity from $680 million to $800 million in connection with the Smith Merger. As a result of this increased capacity and the cash generated by the $1.2 billion of dispositions in 2001, we had total available line of credit capacity at year-end of $611.4 million. Additionally, we held more than $120 million in cash in tax-deferred exchange escrow accounts at December 31, 2001. We believe that our cash balances and unused line of credit capacity position us very well to capitalize on investment opportunities in 2002.

•
We paid distributions of $1.64 per Common Unit in 2001, a 6.5% increase over Common Unit distributions paid in 2000. We also announced our anticipated 2002 distribution level of $1.70 per unit, a 3.7% increase over the 2001 level. Including the announced increase, our annual distribution per unit has increased 166% since 1991.

Investment Strategy

We use our extensive research to identify investment opportunities for garden communities and high-rise properties that we believe will produce total returns in excess of our long-term cost of capital. We believe our cost of equity is 12% to 13%. When combined with current long-term debt rates, this gives us a weighted average long-term cost of capital of approximately 10%-10.5%. We only make an investment when the anticipated total return, which includes the initial expected yield plus expected long-term value creation through continued growth in NOI, is projected to exceed our long-term cost of capital.

To maximize the return on our investments, we utilize a sophisticated capital allocation strategy including the redeployment of disposition proceeds into investments in our core markets and the repurchase of our Common Units. By executing this capital allocation strategy and intelligently managing our capital with a focus on long-term growth rather than short-term accretion, we believe we will solidify our position as a company with long-term investments concentrated in markets and sub-markets with strong economic fundamentals and significant supply constraints.

Core Markets

We focus our investment activities in core protected markets characterized by: (i) high barriers to entry against new supply; (ii) attractive long-term economic fundamentals; and (iii) expensive single-family housing.

Barriers to entry exist in areas where there is a very limited amount of land zoned for apartment development, and where local municipalities are reluctant to zone additional land for apartment properties. Examples of protected markets include the Greater Washington, D.C. Metropolitan Area, Los Angeles, San Diego, the San Francisco Bay Area, Seattle, Chicago, Southeast Florida and Boston—all markets where we continue to establish a long-term strategic presence. We believe that the consistent growth in demand and limited competition typical of our core markets maximizes our ability to keep our occupancy relatively stable and produce sustainable long-term cash flow growth.

Investment Capabilities

Our disciplined investment strategy is executed through four internal capabilities: (i) dispositions and capital redeployment; (ii) development; (iii) acquisitions; and (iv) redevelopment.

1.
Dispositions and Capital Redeployment.    In 1995, roughly 85% of our portfolio was concentrated in Texas, Arizona and New Mexico, all of which are markets with ample available land, minimal constraints against new development and inexpensive single-family homes. At that time, we articulated a strategy that still guides our decisions today: to build a national apartment portfolio in protected locations in major metropolitan areas. To execute this strategy, we sold virtually all the assets we owned at the time and effectively repositioned our disposition proceeds into our new long-term markets. As a result, today over 80% of our portfolio is located in the Greater Washington, D.C. Metropolitan Area, Southern California, the San Francisco Bay Area, Chicago, Southeast Florida, Boston and Seattle. We believe that concentrating our portfolio in protected markets improves our core growth rate and long-term business fundamentals.

Since December 1995, we have disposed of $3.6 billion of assets, generating aggregate gross gains of $464.6 million and producing an average annual unleveraged rate of return during the holding period of approximately 12%. In total, we have exited 17 non-core markets: Sacramento, Sarasota, Asheville, Oklahoma City, Tulsa, Columbus, El Paso, Memphis, Santa Fe, Omaha, Richmond, Jacksonville, Indianapolis, Birmingham, Minneapolis, Kansas City and Tucson.

2.     Development.    We place considerable emphasis on the value created through the development of new apartment communities. At December 31, 2001, we had $535.7 million of development communities under construction, with 67%, or $358.4 million, of this amount already funded. In 2001, we completed $235.4 million of new development communities, representing 2,476 units, in markets that include Southeast Florida and San Diego.

We believe that our locally based development infrastructure creates a significant competitive advantage for identifying and completing very attractive investment opportunities in our core markets. As such, we expect our development capability to continue to be a key contributor to growth and to create significant value as properties are completed and Stabilized at attractive yields during the next several years. Additionally, we utilize guaranteed maximum price contracts through qualified third-party developers to reduce our development risk from a cost perspective.

3.
Acquisitions.    Since 1992, we have completed approximately $3.4 billion in acquisitions (excluding mergers). In 2001, we acquired $232.5 million of operating communities, representing a total of 1,954 units, which were funded with disposition proceeds through tax-deferred exchanges. We focus our acquisition activity on assets in highly desirable residential locations with minimal competition and strong, long-term growth prospects. Our locally based acquisition infrastructure often allows us to identify attractive opportunities before they are made available to the general market, which generally results in advantageous pricing.

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

Customer-Focused Operations

One of our primary objectives is to be viewed as a well-run operating company in corporate America, not just a well-run company within the real estate industry. We believe we will achieve this objective by leveraging our two powerful and well-respected brands, Archstone Communities and Charles E. Smith Residential. We are dedicated to maximizing our operations by providing our customers with quality of life and a unique offering, backed by service guarantees, in a consistent manner across each of our two brands. We actively pursue and emulate innovative ideas and best practices from other industries, by offering programs and services designed to enhance our customers’ experience with our company. These include:

•
Archstone’s unconditional Seal of Service™ guarantees and Charles E. Smith Residential’s SmithAdvantage™ program emulate successful customer service programs from other industries with prominent brands to create customer loyalty and trust, while establishing the service benchmark for the apartment industry. The Seal of Service™ features five unconditional guarantees, which have contributed positively to our customer-focused operations. For example, through the Archstone Relocation Guarantee, approximately 2,780 residents transferred to other Archstone communities throughout the country in 2001—representing a 6.9% increase over 2000 and allowing us to retain an estimated $32 million in incremental rental revenue.

•
SmithAdvantage™ is a collection of conveniences designed to improve customer relationships. The program includes resident incentives, activities, out-of-town excursions, discounts and personal concierge services. In 2001, Smith Residential launched an online version of this program, SmithAdvantage.com. This online service includes web pages customized to each specific property and puts the SmithAdvantage™ at residents’ fingertips, and also allows them to review account balances, search for local restaurants, fitness facilities and entertainment ideas, and make service requests with a few clicks of the mouse. SmithAdvantage.com will roll out to the rest of the Charles E. Smith portfolio in 2002.

•
Lease Rent Optimizer, the apartment industry’s first revenue management software, enables us to more precisely forecast and analyze market demand and availability to optimize pricing for our apartments. This product also creates a new kind of flexibility that has never been seen in the apartment industry. In this new marketplace, we accommodate customers’ move-in dates and lease term needs—rather than have the customer conform to our requirements. Our unwavering commitment to meet our customer’s needs builds the enduring relationships that build the Archstone brand, which improves our overall business.

Conservative Balance Sheet Management

We are committed to preserving our strong balance sheet in order to enhance financial flexibility. Our investment-grade debt ratings from Standard & Poor’s (BBB+), Moody’s Investors Service (Baa1) and Fitch, Inc. (BBB+) are indicative of our solid financial position.

One of our primary financial objectives is to structure our balance sheet in order to have access to capital when others in the industry do not. We believe that careful balance sheet management will enable us to take advantage of compelling investment opportunities that are more likely to emerge in a capital-constrained environment.

During 2001, we financed our investment activity primarily through internally generated cash flow from operations and asset dispositions. We are focused on ensuring that we do not face liquidity issues in any given quarter or year. In October 2001, we received $120 million of incremental commitments from four new financial institutions on our unsecured credit facilities, increasing our total available capacity from $680 million to $800 million. Combined with our available cash on hand, which totaled $89.1 million on March 7, 2002 we have significant financial capacity that we believe positions us very well for future investment opportunities.

Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year. We only have $120 million of long-term debt maturing in 2002, representing 1.2% of our total market capitalization. In addition, we have $4.1 billion of unencumbered assets and a significant equity base, with a total equity market capitalization of $5.9 billion as of December 31, 2001.

The following summarizes our long-term debt maturity profile for the next five years and thereafter as of December 31, 2001 (dollar amounts in millions):

Year	Long-Term Unsecured Debt	Mortgages	Total	% of Total Market Capitalization (1)
2002	$97.5	$22.5	$120.0	1.2%
2003	171.3	75.0	246.3	2.5%
2004	51.3	86.6	137.9	1.4%
2005	251.3	46.0	297.3	3.1%
2006	51.3	464.8	516.1	5.3%
Thereafter	711.2	1,635.6	2,346.8	24.2%

Total	$1,333.9	$2,330.5	$3,664.4	37.7%

(1)	Total market capitalization is as of December 31, 2001.

Affiliates

We own the majority of the economic interest in the following companies, which provide various investment and operational services as described below:

Ameriton utilizes Archstone-Smith’s national development, acquisition and operating infrastructure to make real estate investments with a shorter-term ownership horizon. Ameriton creates the potential for additional positive earnings growth for Archstone-Smith.

Archstone Management Services, Inc. is a full-service, third-party property management company, which manages assets for private and institutional owners of apartment properties throughout the United States. At December 31, 2001, Archstone Management Service’s third-party management portfolio comprised 20 properties representing 5,211 units with an additional 13,251 units managed for affiliates.

Consolidated Engineering Services is a broad-based building technical services company with a network of leading regional companies that provide specialized technical services for building equipment, systems and operations. CES has particular expertise in operating mission critical facilities. From its initial role in servicing Charles E. Smith properties, CES has grown its scope of operations to more than 9,400 buildings comprising over 260 million square feet of commercial, industrial and government operations.

Management

We have several senior executives who possess the leadership, operational, investment and financial skills and experience to oversee the entire operations of our company. Several of our senior officers could serve as the principal executive officer and continue our strong performance. Our management team emphasizes active training and organizational development initiatives for associates at all levels of our company in order to build long-term management depth and facilitate succession planning.

Trustees and Officers of Archstone-Smith Operating Trust

Archstone-Smith is the majority owner of the Operating Trust and owns approximately 87.3% of our total outstanding Common Units. Archstone-Smith is the Operating Trust’s sole Trustee.

References throughout this section are labeled “Archstone-Smith Operating Trust” for the post-merger period as a result of this name change. Pre-merger periods will be referenced as follows: (i) as “Archstone-Smith Operating Trust” for individuals who were associated with Archstone and/or its affiliates; and (ii) as “Smith Residential” for individuals who were associated with Smith Residential and/or its affiliates. See Note 1 of Archstone-Smith Operating Trust’s audited financial statements in this Annual Report or in Management’s Discussion and Analysis in this Annual Report for additional information on the Smith Merger.

Senior Officers of Archstone-Smith Operating Trust

The senior officers of Archstone-Smith Operating Trust are:

Name	Title
R. Scot Sellers	Chairman and Chief Executive Officer
Charles E. Mueller, Jr.	Chief Financial Officer
Richard A. Banks	President – West Division
J. Lindsay Freeman	President – East Division
Wesley D. Minami	President – Charles E. Smith Division
Dana K. Hamilton	Executive Vice President – National Operations
Daniel E. Amedro	Senior Vice President and Chief Information Officer
Caroline Brower	Senior Vice President, Secretary and General Counsel
Mark A. Schumacher	Senior Vice President and Controller

Biographies of Senior Officers

R. Scot Sellers–45–Chairman and Chief Executive Officer of Archstone-Smith Operating Trust since June 1997, with overall responsibility for Archstone-Smith Operating Trust’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of Archstone-Smith Operating Trust from July 1998 to December 1998. From September 1994 to June 1997, Managing Director of Archstone-Smith Operating Trust, where he had overall responsibility for Archstone-Smith Operating Trust’s investment strategy and implementation; Senior Vice President of Archstone-Smith Operating Trust from May 1994 to September 1994; from April 1993 to May 1994, Senior Vice President of a Security Capital affiliate, where he was responsible for portfolio acquisitions from institutional sources. Mr. Sellers is a member of the Executive Committee of the Board of Governors of NAREIT and also is a member of the Executive Committee of the Board of Directors of the National Multi Housing Council.

Charles E. Mueller, Jr.–38–Chief Financial Officer of Archstone-Smith Operating Trust since December 1998, with responsibility for the planning and execution of the company’s financial strategy and balance sheet management; Mr. Mueller oversees the company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence and risk management functions. Vice President of Archstone-Smith Operating Trust from September 1996 to December 1998; prior thereto, he held various financial positions with Security Capital, where he provided financial services to Security Capital and its affiliates.

Richard A. Banks–54–President-West Division of Archstone-Smith Operating Trust since October 2001, with responsibility for all investments and operations of the West Division; from December 1997 to October 2001; Managing Director of Archstone-Smith Operating Trust, with responsibility for investments and operations in the West Region; Senior Vice President of Archstone-Smith Operating Trust from August 1997 to December 1997; from January 1995 to August 1997, President and Chief Executive Officer of Lincoln Residential Services, where he was responsible for all aspects of leading a full service property management company of approximately 40,000 apartment units in the western United States; member of the Executive Committee of the Board of Directors of the National Multi Housing Council.

J. Lindsay Freeman–56–President-East Division of Archstone-Smith Operating Trust since October 2001, with responsibility for all investments and operations of the East Division; from July 1998 to October 2001; Managing Director of Archstone-Smith Operating Trust, with responsibility for investments and operations in the East and Central Regions; Managing Director of Security Capital Atlantic Incorporated from December 1997 to July 1998; Senior Vice President of Security Capital Atlantic Incorporated from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

Wesley D. Minami–45–President-Charles E. Smith division of Archstone-Smith Operating Trust since October 2001, with responsibility for all investments and operations of the division; from July 2001 to October 2001 President, of Smith Residential, with overall responsibility for the management and operation of the apartment portfolio and the corporate financial and information systems departments; Chief Financial Officer and Chief Operating Officer of Smith Residential from October 2000 to July 2001; Chief Financial Officer from the time he joined Smith Residential in 1997 to October 2000; prior to joining Smith Residential in 1997, Chief Financial Officer of Ascent Entertainment Company, a former subsidiary of Comsat Corporation; from 1985 to 1993, Mr. Minami held several positions including Chief Financial Officer at Oxford Realty Services Corporation, a private developer and operator of over 45,000 apartment units.

Dana K. Hamilton–33–Executive Vice President of National Operations for Archstone-Smith since May 2001, with responsibility for corporate services, including human resources, training and development, marketing and corporate communications, and new business development; property operations in the central United States; and Archstone Management Services, the company’s third-party management business; Senior Vice President of Archstone-Smith from December 1998 to May 2001; Vice President from December 1996 to December 1998, with responsibility for new product development and revenue enhancement through portfolio-wide initiatives.

Daniel E. Amedro–45–Chief Information Officer and Senior Vice President of Archstone-Smith Operating Trust since May 1998, with primary responsibility for the company’s information technology functions and initiatives; Chief Information Officer and Vice President from May 1998 to January 1999; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; prior thereto, Vice President of Information Services for Hyatt Hotels and Resorts, where he was responsible for all strategic information systems including Spirit, Hyatt’s worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

Caroline Brower–53–Senior Vice President, General Counsel and Secretary of Archstone-Smith Operating Trust since September 1999, with responsibility for legal and corporate governance; from September 1998 to September 1999, President of Ameriton Properties Incorporated; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer Brown Rowe & Maw), where she practiced transaction and real estate law.

Mark A. Schumacher–43–Senior Vice President and Corporate Controller of Archstone-Smith Operating Trust since January 2002, with principal responsibility for accounting and financial reporting; prior thereto, Vice President and Corporate Controller of Qwest Communications International from December 2000 to December 2001 where he had principal responsibility for accounting and financial reporting; from April 1991 to December 2000, held various senior and executive level positions in the accounting and financial reporting department of Qwest Communications International and predecessor entity US West; from April 1984 to April 1991 he held various managerial level positions in the accounting and financial reporting department of US West.

Employees

The Operating Trust currently employs approximately 3,300 individuals, of which approximately 2,700 are focused on the site-level operation of our garden communities and high-rise properties. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial reporting and other support functions. We consider our relationship with our employees to be good. None of our employees are represented by a collective bargaining agreement.

Insurance

We carry comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Our blanket property policies for all operating and development communities include coverages for the perils of flood and earthquake shock with limits on deductibles customary in the industry. We also obtain title insurance when acquiring new properties, which insure fee title to our real property. Our insurance policies currently cover losses incurred in connection with terrorist related activities. However, due to anticipated increases in premiums for terrorism related losses, we may find it economically unfeasible to insure against such losses upon renewal of our policy in July 2002.

Risk Factors

The following factors could affect our future financial performance:

We historically have not owned or operated high-rise apartment buildings and the market price of our Archstone-Smith’s Common Shares and the value of our Common Units may decline if we fail to successfully operate the high-rise apartment buildings acquired in the Smith Merger.

In the Smith Merger, we acquired Smith Partnership’s interest in approximately 50 high-rise apartment buildings. The high-rise apartment building properties represent 33.3% of our combined portfolio based on NOI for the fourth quarter of 2001. We historically have not owned or operated high-rise apartment buildings. If we fail to successfully operate these apartment buildings, the market price of Archstone-Smith’s Common Shares and our Common Units could decline. In addition, if we determine to liquidate these high-rise apartment buildings over time, we may not be successful in doing so or may not do so at attractive prices, which could adversely affect the market price of Archstone-Smith’s Common Shares and the value of our Common Units.

We will be restricted in our ability to sell the properties located in the Crystal City area of Arlington, Virginia without the consent of Messrs. Smith and Kogod, which could result in our inability to sell these properties at an opportune time and at increased costs to us.

Under the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod, we are restricted from transferring specified high-rise properties located in the Crystal City area of Arlington, Virginia until October 31, 2016, without the consent of Messrs. Smith and Kogod, which could result in our inability to sell these properties at an opportune time and at increased costs to us. We are permitted to transfer these properties in connection with a sale of all of the properties in a single transaction or pursuant to a bona fide mortgage of any or all of such properties in order to secure a loan or other financing. Also, a sale of any of the properties acquired in the Smith Merger prior to January 1, 2022, could result in increased costs to us in light of the tax related undertakings made to the former Smith Partnership unitholders.

The operations of Archstone and Smith Residential may not be integrated successfully and the intended benefits of the merger may not be realized, which could have a negative impact on the market price of Archstone-Smith Common Shares and the value of our Common Units after the merger.

The completion of the Smith Merger poses risks for the ongoing operations of the Operating Trust, including that:

•	We may not achieve the expected cost savings and operating efficiencies from the Smith Merger, including the potential inability to realize economies of scale;
•	The Charles E. Smith Division and garden community portfolios may not perform as well as currently anticipated;
•	The concentration of our properties in a few identified markets increases our exposure to the economic conditions of those markets;
•	We may experience difficulties and incur expenses related to the retention of Smith Residential employees; and
•	We may not effectively merge and integrate Smith Residential’s operations.

If we fail to successfully integrate Smith Residential and/or fail to realize the intended benefits of the merger, the market price of Archstone-Smith’s Common Shares and the value of our Common Units could decline.

We depend on our key personnel.

Our success depends on our ability to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

Debt financing could adversely affect our performance.

We are subject to risks associated with debt financing and preferred equity. These risks include the risks that we will not have sufficient cash flow from operations to meet required payments of principal and interest or to pay distributions on our securities at expected rates, that we will be unable to refinance current or future indebtedness, that the terms of any refinancing will not be as favorable as the terms of existing indebtedness, and that we will be unable to make necessary investments in new business initiatives due to lack of available funds. Increases in interest rates could increase interest expense, which would adversely affect net earnings and cash available for payment of obligations. If we are unable to make required payments on indebtedness that is secured by a mortgage on our property, the asset may be transferred to the lender with a consequent loss of income and value to us.

Additionally, our debt agreements contain customary covenants which, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions. These debt agreements also require us to maintain various financial ratios. Failure to comply with these covenants could result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our operations and ability to make distributions to unitholders.

Some of our debt instruments bear interest at variable rates. Increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, higher interest rates would adversely affect cash flow and our ability to service our indebtedness.

We had $3.9 billion in total debt outstanding as of December 31, 2001, of which $2.3 billion was secured by real estate assets and $756.9 million was subject to variable interest rates, including $188.6 million outstanding on our short-term credit facilities.

We may not have access to equity capital.

A prolonged period in which real estate operating companies cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities.

We are subject to risks inherent in ownership of real estate.

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

We are subject to risks inherent in real estate development.

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

Real estate investments are relatively illiquid and we may not be able to sell properties when appropriate.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions.

We are subject to the Americans with Disabilities Act.

Our communities must comply with Title III of the Americans with Disabilities Act to the extent that such communities are or contain public accommodations and/or commercial facilities as defined by the Act. The Act does not consider apartment communities to be public accommodations or commercial facilities, except for portions of such facilities which are open to the public, such as the leasing office. Noncompliance could result in imposition of fines or an award of damages to private litigants. We believe our communities comply with all present requirements under the Act and applicable state laws.

Compliance with environmental regulations may be costly.

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

Changes in laws may result in increased cost.

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

We intend to qualify as a partnership, but we cannot guarantee that we will qualify.

We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as an association taxable as a corporation for federal income tax purposes if it is deemed to be a publicly traded partnership, unless at least 90% of its income is qualifying income as defined in the tax code. Qualifying income for the 90% test generally includes passive income, such as real property rents, distributions and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We believe that the we will meet this qualifying income test, but cannot guarantee that we will. If we were to be taxed as a corporation, we would incur substantial tax liabilities. Archstone-Smith would fail to qualify as a REIT for tax purposes and Archstone-Smith’s and the Operating Trust’s ability to raise additional capital would be impaired.

Archstone-Smith’s failure to qualify as a REIT would have adverse consequences.

We believe that Archstone-Smith has qualified for taxation as a REIT under the Internal Revenue Code and they plan to continue to meet the requirements for taxation as a REIT. We cannot, however, guarantee that they will continue to qualify in the future as a REIT. They cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to Archstone-Smith’s qualification. If they fail to qualify as a REIT, they would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted them relief, they would remain disqualified as a REIT for four years following the year in which it failed to qualify. In the event that they fail to qualify as a REIT, they would be required to pay significant income taxes and we would have less money available for operations and distributions to unitholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In order to maintain its qualification as a REIT under the Internal Revenue Code, Archstone-Smith’s declaration of trust limits the ownership of its shares by any person or group of related persons to 9.8%, unless special approval is granted by our Board.

We are subject to losses that may not be covered by insurance.

There are certain types of losses (such as from war), which may be uninsurable or not economically insurable. Additionally, many of our communities in California are located in the general vicinity of active earthquake fault lines. Although we maintain insurance to cover most reasonably likely risks, including earthquakes, if an uninsured loss or a loss in excess of insured limits occurs, we could lose both our invested capital in, and anticipated profits from, one or more communities. We would also be required to continue to repay mortgage indebtedness or other obligations related to such communities. Any such loss could materially adversely affect our business, financial condition and results of operations.

We have a concentration of investments in certain markets.

At December 31, 2001, approximately 33% of our apartment communities are located in the Greater Washington, D.C. Metropolitan Area, based on NOI. Approximately 12% of our apartment communities are located in Southern California as of December 31, 2001, based on NOI. Southern California is the geographic area comprised of the Los Angeles, Inland Empire, Orange County, San Diego and Ventura County markets. Additionally, approximately 10% of our apartment communities are located in the San Francisco Bay Area of California based on NOI. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to protected markets within these geographic areas.

Our business is subject to extensive competition.

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

Item 2.     Properties

Geographic Distributions

At December 31, 2001, our top seven markets based on NOI were as follows:

Greater Washington, D.C. Metropolitan Area	33.2%
Southern California	11.8
San Francisco Bay Area, California	9.8
Chicago, Illinois	9.0
Southeast Florida	7.2
Boston, Massachusetts	5.1
Seattle, Washington	4.0

Total	80.1%

The following table summarizes the geographic distribution of our garden communities and high-rise properties at December 31, 2001 based on NOI:

	Total Portfolio (1)
	2001	2000	1999
East Division (garden communities):
Atlanta, Georgia	3.3%	6.3%	8.5%
Austin, Texas	0.6	2.6	2.4
Boston, Massachusetts	3.5	4.2	1.0
Charlotte, North Carolina	0.6	1.9	2.7
Chicago, Illinois	3.2	1.9	1.3
Dallas, Texas	1.2	1.9	2.1
Denver, Colorado	2.7	4.9	4.8
Houston, Texas	1.4	2.7	3.3
Nashville, Tennessee	0.4	1.1	1.7
Orlando, Florida	0.4	1.4	1.5
Raleigh, North Carolina	1.8	4.5	4.7
San Antonio, Texas	0.8	1.8	3.2
Southeast Florida	2.2	4.4	4.9
Greater Washington, D.C. Metropolitan Area	12.3	7.2	4.1
West Coast Florida	0.8	1.8	2.1
Other	—	2.6	4.6

East Division Total	35.2%	51.2%	52.9%

West Division (garden communities):
Albuquerque, New Mexico	1.1%	2.1%	2.5%
Las Vegas, Nevada	0.6	1.4	1.8
Phoenix, Arizona	2.3	5.1	7.5
Portland, Oregon	0.8	1.9	1.9
Salt Lake City, Utah	0.7	2.8	3.3
San Francisco Bay Area, California	9.8	13.7	9.8
Seattle, Washington	4.0	6.3	6.4
Southern California	11.8	14.5	12.7
Other	0.4	1.0	1.2

West Division Total	31.5%	48.8%	47.1%

Total garden communities	66.7%	100%	100%

Charles E. Smith Division (high-rise properties):
Boston, Massachusetts	1.6%	–%	–%
Chicago, Illinois	5.8	–	–
Southeast Florida	5.0	–	–
Greater Washington, D.C. Metropolitan Area	20.9	–	–

Charles E. Smith Division Total	33.3%	–%	–%

Total All Markets	100%	100%	100%

(1)
Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. For 2001, includes an entire quarter of NOI for the assets acquired in the Smith Merger.

Real Estate Portfolio

We are a leading real estate operating company focused on the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in protected markets throughout the United States. We have a strategic national presence with 225 communities representing 79,982 units, including 2,812 units in our development pipeline at December 31, 2001. The following information summarizes our real estate portfolio as of December 31, 2001 (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

	Number of Communities	Number of Units	Archstone-Smith Operating Trust Investment	Percentage Leased(1)
OPERATING APARTMENT COMMUNITIES:
East Division (garden communities):
Atlanta, Georgia	11	3,403	$253,667	96.7%
Austin, Texas	2	714	33,246	94.1%
Boston, Massachusetts	7	1,699	256,633	96.0%
Charlotte, North Carolina	2	668	46,617	94.9%
Chicago, Illinois	8	3,912	311,776	92.8%
Dallas, Texas	6	1,616	97,813	91.8%
Denver, Colorado	8	2,763	181,677	94.3%
Houston, Texas	2	1,408	72,512	95.5%
Nashville, Tennessee	2	445	25,980	90.8%
Orlando, Florida	1	312	21,255	95.2%
Raleigh, North Carolina	8	2,026	144,513	97.9%
San Antonio, Texas	4	978	52,294	95.1%
Southeast Florida	8	2,315	165,080	98.7%
Greater Washington, D.C. Metropolitan Area	24	8,980	955,898	97.8%
West Coast Florida	5	934	54,518	97.5%

East Division Subtotal/Average	98	32,173	$2,673,479	96.0%

West Division (garden communities):
Albuquerque, New Mexico	6	1,491	$75,571	96.1%
Inland Empire, California	5	1,884	111,797	97.3%
Las Vegas, Nevada	1	896	46,999	91.0%
Los Angeles County, California	4	1,066	128,714	96.4%
Orange County, California	6	1,431	141,554	97.1%
Phoenix, Arizona	6	2,648	148,891	94.6%
Portland, Oregon	5	1,189	74,340	95.0%
Reno, Nevada	1	324	21,479	95.1%
Salt Lake City, Utah	3	776	54,082	96.7%
San Francisco Bay Area, California	13	4,730	575,097	96.6%
San Diego, California	9	3,241	343,340	97.2%
Seattle, Washington	9	3,402	277,946	96.0%
Ventura County, California	2	770	67,952	98.3%

West Division Subtotal/Average	70	23,848	$2,067,762	96.1%

Charles E. Smith Division (high-rise properties):
Boston, Massachusetts	3	693	$166,982	91.4%
Chicago, Illinois	7	3,359	542,363	92.2%
Southeast Florida	6	5,059	459,132	94.2%
Greater Washington, D.C Metropolitan Area	31	12,038	1,899,726	97.7%

Charles E. Smith Division Subtotal/Average	47	21,149	$3,068,203	95.8%

Operating Apartment Communities Subtotal/Average	215	77,170	$7,809,444	96.0%

	Number of Communities	Number of Units	Archstone-Smith Operating Trust Investment	Percentage Leased(1)
APARTMENT COMMUNITIES UNDER CONSTRUCTION:
East Division (garden communities):
Denver, Colorado	1	273	$14,555	N/A
Greater Washington, D.C. Metropolitan Area	2	425	24,918	N/A
Stamford, Connecticut	1	160	28,140	N/A

East Division Subtotal/Average	4	858	$67,613	N/A

West Division (garden communities):
San Francisco Bay Area, California	1	412	$67,757	94.17%
Southern California	3	833	93,078	21.01%

West Division Subtotal/Average	4	1,245	$160,835	45.22%

Charles E. Smith Division (high-rise properties):
Chicago, Illinois	1	480	$69,366	N/A
Greater Washington, D.C. Metropolitan Area	1	229	60,553	65.00%

Charles E. Smith Division Subtotal/Average	2	709	$129,919	20.99%

Apartment Communities Under Construction Subtotal/Average	10	2,812	$358,367	25.31%

APARTMENT COMMUNITIES IN PLANNING AND OWNED:
East Division	3	864	$37,815
West Division	4	538	38,796

Total Apartment Communities In Planning and Owned Subtotal/Average	7	1,402	$76,611

Total Apartment Communities Owned at December 31, 2001	232	81,384	$8,244,422

OTHER REAL ESTATE ASSETS(2)		—	2,729

RETAIL AND HOTEL ASSETS		—	28,853

Total Real Estate Owned at December 31, 2001		81,384	$8,276,004

		Expected Number of Units
APARTMENT COMMUNITIES IN PLANNING AND UNDER CONTROL(3):
East Division		567
West Division		424

Total Apartment Communities In Planning and Under Control		991

(1)
Represents the percentage leased as of December 31, 2001. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2001. A “N/A” indicates markets with communities under construction where Lease-Up has not yet commenced.

(2)  Includes land that is not In Planning.
(3) As of December 31, 2001, our actual investment in communities In Planning and Under Control was $4.9 million, which is reflected in the “Other assets” caption of Archstone-Smith’s Balance Sheet.

Item 3.     Legal Proceedings

We are party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

At the October 29, 2001 Special Meeting of Shareholders, Archstone’s Shareholders approved the following proposals:

(i)
The proposed amendment to Archstone’s amended and restated Declaration of Trust, with 98,190,916 Common Shares voted in favor, 396,866 Common Shares voted against, and 266,945 Common Shares abstained. There were no broker non-votes;

(ii)
The reorganization of Archstone into an UPREIT structure, with 97,984,097 Common Shares voted in favor, 646,754 Common Shares voted against, and 215,303 Common Shares abstained. There were no broker non-votes; and

(iii)
The merger agreement among Archstone, Archstone-Smith, Smith Residential and Smith Partnership and the transactions contemplated thereby, including the merger of Smith Residential with Archstone-Smith and the merger of Smith Partnership into Archstone, with 98,152,938 Common Shares voted in favor, 430,141 Common Shares voted against, and 263,076 Common Shares abstained. There were no broker non-votes.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established market for the Common Units of the Operating Trust. Archstone-Smith’s Common shares are listed on the New York Stock Exchange (NYSE:ASN).

The following table sets forth the Distributions on Shares made by Archstone-Smith during the past three years:

	2001	2000	1999
Per Common Unit:
Ordinary income	$0.89	$1.05	$1.26
Capital gains	0.75	0.49	0.10
Return of capital	—	—	0.12

Total	$1.64	$1.54	$1.48

Distributions are paid on a quarterly basis and equal one-fourth of the total annual amount listed above.

As of March 7, 2002 we had approximately 830 record holders of A-1 Common Units and no beneficial holders of A-1 Common Units.

Item 6.     Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 1997 to 2001. We believe that NOI and net earnings attributable to Common Units are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report (in thousands, except per unit data):

	Years Ended December 31,
	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)
Operations Summary:
Total revenues	$728,937	$723,234	$667,022	$513,645	$355,662
Property operating expenses (rental expenses and real estate taxes)	229,693	225,608	217,527	173,760	123,051
Net Operating Income	472,101	462,936	420,281	310,779	212,009
Depreciation on real estate investments	132,126	143,694	132,437	96,337	52,893
Interest expense	141,907	145,173	121,494	83,350	61,153
General and administrative expense	26,503	23,157	22,156	16,092	18,350
Nonrecurring expenses(2)	20,276	5,200	2,000	2,193	71,707
Earnings from operations(2)	175,397	176,466	169,339	134,571	24,686
Gains on dispositions of depreciated real estate, net	100,273	93,071	62,093	65,531	48,232
Preferred unit cash distributions paid	22,277	25,340	23,733	20,938	19,384
Net earnings attributable to Common Units:
—Basic	243,297	236,045	204,526	177,022	53,534
—Diluted	254,517	244,625	204,526	186,999	53,534
Common Unit cash distributions paid	$221,196	$201,257	$208,018	$165,190	$105,547

Per Unit Data:
Net earnings attributable to Common Units:
—Basic(2)	$1.81	$1.79	$1.46	$1.49	$0.65
—Diluted(2)	1.79	1.78	1.46	1.49	0.65
Common Unit cash distributions paid	1.64	1.54	1.48	1.39	1.30
Cash distributions paid:
Series A Preferred Unit	2.21	2.07	1.99	1.87	1.75
Series B Preferred Unit(3)	0.79	2.25	2.25	2.25	2.25
Series C Preferred Unit	2.16	2.16	2.16	1.08	—
Series D Preferred Unit	2.19	2.19	0.88	—	—
Series H, I, J, K and L Preferred Units(4)	$—	$—	$—	$—	$—
Weighted average Common Units outstanding:
—Basic	134,589	131,874	139,801	118,592	81,870
—Diluted	142,090	137,730	139,829	125,825	81,908

(1)
In October 2001, Archstone reorganized into an UPREIT structure and was renamed Archstone-Smith Operating Trust. The selected financial data and accompanying text has been recast as if the company was an UPREIT for all periods presented.

(2)
Non-recurring expenses in 2001 include approximately $5.3 million of integration costs associated with the Smith Merger, $12.2 million in non-cash write-offs of investments in service and technology related companies and $2.7 million in provision for possible loss on real estate investments. Non-recurring expenses during 2000 and 1999 relate to provisions for possible loss on real estate investments. Non-recurring expenses in 1998 include $1.1 million in integration costs associated with the Atlantic Merger and $1.1 million associated with the introduction of Archstone-Smith’s national branding strategy. Both are included within the “other expense” category in the Operating Trust’s Statement of Earnings for 1998. In 1997, the non-recurring expense represents the impact of a one-time, non-cash charge of $71.7 million associated with the costs incurred in acquiring Archstone-Smith’s REIT and property management companies from Security Capital.

(3)	All of the outstanding Series B Preferred Units were redeemed on May 7, 2001. During 2001, cash distributions of $0.79 per unit were paid of the period from January 1, 2001 to May 7, 2001.
(4)
During the fourth quarter 2001, the Operating Trust paid approximately $5.8 million of distributions on the Series H, I, J, K and L preferred units that were declared by Smith Residential prior to the Smith Merger.

	December 31,
	2001	2000	1999	1998	1997
Financial Position:
Real estate owned, at cost	$8,276,004	$5,058,910	$5,086,486	$4,771,315	$2,567,599
Investments in and advances to unconsolidated entities	437,365	226,020	130,845	98,486	37,320
Total assets	8,549,915	5,016,131	5,302,437	5,059,898	2,805,686
Unsecured credit facilities	188,589	193,719	493,536	264,651	231,500
Long-Term Unsecured Debt	1,333,890	1,401,262	1,276,572	1,231,167	630,000
Total liabilities	4,154,368	2,671,188	2,679,628	2,410,114	1,265,250
Preferred units	374,114	286,856	297,635	272,515	240,210
Unitholders’ equity	3,631,518	2,251,606	2,567,506	2,628,325	1,540,436
Other Common Unitholders’ interest (at redemption value)	$669,502	$—	$—	$—	$—
Number of Common Units outstanding	199,973	122,838	139,008	143,313	92,634

	Years Ended December 31,
	2001	2000	1999	1998	1997
Other Data:
Net cash flows provided by (used in):
Operating activities	$309,305	$322,320	$296,010	$231,153	$159,724
Investing activities	434,330	105,563	(223,914)	(318,764)	(403,112)
Financing activities	$(745,685)	$(428,878)	$(72,143)	$92,803	$242,672

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements in this Form 10-K that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See “Risk Factors” in Item 1 of this Form 10-K for a complete discussion of the various risk factors that could affect our future performance.

The Company

We are engaged in the acquisition, development, management and operation of apartments in protected markets across the United States. As described below, we recently re-organized into an UPREIT structure in connection with the Smith Merger, under which substantially all property ownership and business operations are conducted through the Operating Trust, and our subsidiaries and affiliates. Archstone-Smith is our sole trustee and owns approximately 87.3% of our Common Units.

For periods prior to the reorganization into an UPREIT and the Smith Merger, Archstone’s historical financial information, including all textual references, have been recast as if it were an UPREIT for all periods presented.

The Smith Merger

During October 2001, shareholders of both Archstone and Smith Residential (a publicly traded REIT which primarily developed, owned and managed high-rise apartment properties and garden apartment communities in Washington, D.C, Chicago, Boston and Southeast Florida) approved the Smith Merger. The combined company operates under the name Archstone-Smith Operating Trust. Our majority owner, Archstone-Smith, is a registrant who’s Common Shares are traded on the NYSE (NYSE:ASN). The total purchase price paid for Smith Residential aggregated approximately $3.9 billion and corresponds to a purchase price of approximately $135,000 per operating apartment unit acquired. This transaction was structured as a tax-free merger and was accounted for under the purchase method of accounting. In accordance with the terms of the Smith Merger which closed on October 31, 2001:

•	The Operating Trust acquired Smith Partnership’s assets and assumed their debt and other liabilities upon consummation of the Smith Merger.
•
Smith Residential’s common shareholders received 1.975 Common Shares in exchange for each surrendered share of common stock and Smith Residential’s preferred shareholders received one Archstone-Smith preferred share for each surrendered preferred share.

•
Smith Partnership’s common unit holders received 1.975 A-1 Common Units in exchange for each surrendered common unit and Smith Partnership’s preferred unit holders received one Operating Trust preferred unit for each surrendered preferred unit.

In addition to approving the Smith Merger, Archstone’s shareholders also approved the following matters on October 29, 2001: (i) an amendment to Archstone’s declaration of trust; (ii) the conversion of Archstone into an UPREIT structure; and, (iii) the merger of the Operating Trust with the Smith Partnership.

We believe the UPREIT structure significantly enhances our acquisition capabilities, particularly for high-rise properties. With this structure, sellers transfer their properties to us in exchange for our A-1 Common Units, which allows them to realize significant tax deferral benefits by maintaining their historical cost basis. A-1 Common Units are exchangeable on a one-for-one basis into Archstone-Smith Common Shares and receive dividends equal to those paid on the Archstone-Smith Common Shares. Over time, the sellers can convert their A-1 Common Units into Archstone-Smith Common Shares, triggering a taxable event. This entitles the seller to incur their tax liabilities in smaller increments, at their option.

As a result of the Smith Merger, our Board and management believe that the combined company has the following important attributes:

(i)
We own a highly desirable portfolio of well-located apartments in protected markets across the United States. Approximately 80% of our NOI comes from the Greater Washington, D.C. Metropolitan Area, Southern California, San Francisco Bay Area, Boston, Chicago, Southeast Florida and Seattle. These are all markets that we believe will perform very well over the long term because of the difficulty of adding new supply;

(ii)	We have significant “in-house” high-rise development and management capabilities, which will allow us to expand the high-rise business on the west coast and the Greater New York City Area;
(iii)	We are organized in a more typical UPREIT structure, which we believe will enhance our ability to acquire assets using tax deferred acquisition currency;
(iv)
The merger of Archstone and Smith Residential brings together what management and the Board believes are the two most respected brands in the apartment industry. The high-rise properties are operated under the Charles E. Smith Residential brand name and all garden communities are operated under the Archstone Communities brand name;

(v)	Archstone-Smith has a larger market capitalization and shareholder base which should provide increased liquidity to Archstone-Smith’s shareholders and to our unitholders;
(vi)
We hope to benefit from enhanced economies of scale resulting from the adoption of best practices, including the elimination of redundant expenses, which in aggregate, are expected to produce identified cost savings of approximately $7-8 million annually, beginning in early to mid 2002; and

(vii)
We have a strong balance sheet that was further enhanced by the addition of $120 million of incremental commitments from four new financial institutions on our unsecured credit facilities, which were received in connection with the closing of the Smith Merger. These new commitments increased the borrowing capacity on our credit facilities from $680 million to $800 million, while retaining the same attractive pricing level of LIBOR plus 65 basis points.

We have a strategic national presence with 225 garden communities and high-rise properties, representing a total of 79,982 units, including 2,812 units in our development pipeline at December 31, 2001. Additionally, our total market capitalization at December 31, 2001 was approximately $9.7 billion.

Results of Operations

Overview

Our basic net earnings attributable to Common Units increased approximately $7.3 million or 3.1% in 2001 as compared to 2000. This increase is largely attributable to:

(i)	The inclusion of the results of operations for the last two months of 2001 for all properties acquired in the Smith Merger, which closed on October 31, 2001;
(ii)	A 6.5% increase in NOI in our Same-Store portfolio, driven by 5.7% Same-Store revenue growth in 2001;
(iii)	An increase in gains on dispositions of depreciated real estate in our non-core markets; and
(iv)
Higher levels of income from unconsolidated entities, including our pro rata share of the results of operations for the last two months of 2001 from CES, SMC and the real estate joint ventures acquired in the Smith Merger.

These increases were partially offset by:

(i)
The loss of garden community NOI resulting from the success achieved in advancing our investment strategy through our capital recycling program, by disposing of over $1.2 billion of garden communities in non-core markets during 2001;

(ii)
Inclusion of a one-time $9.3 million gain recorded in 2000 associated with the exchange of the Homestead mortgage notes for Common Units and $13.6 million of interest income on these notes recorded during 2000;

(iii)	Write-off of investments in service and technology companies totaling $12.2 million in 2001; and
(iv)	Merger related costs of $5.3 million in 2001.

Our basic net earnings attributable to Common Units increased $31.5 million, or 15.4%, in 2000 as compared to 1999. This net increase is primarily attributable to:

(i)	Strong operating performance from our garden communities, which produced Same-Store revenue growth of 6.7%;
(ii)	Continued success in the redeployment of capital into protected markets which generally have higher rental rates and stronger operating margins; and
(iii)	A significant increase in gains on dispositions of depreciated real estate in our non-core markets.

Apartment Community Operations

At December 31, 2001, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the overall performance of our apartment communities during 2001, 2000 and 1999 (in thousands, except for units and percentages):

	2001(1)	2000	1999
Rental revenues	$697,688	$684,438	$634,028
Property operating expenses:
Rental expenses	170,146	166,800	165,103
Real estate taxes	59,038	58,796	52,410

Total property operating expenses	229,184	225,596	217,513

Net Operating Income	$468,504	$458,842	$416,515

Average number of operating units(2)	57,957	65,784	68,991

Operating margin (Net Operating Income/rental revenues)	67.2%	67.0%	65.7%

Average occupancy percentage	94.7%	96.1%	94.9%

(1)	Includes the results of operations for properties acquired in the Smith Merger for the last two months of 2001.
(2)	The units reflected in 2001 include 27,750 units acquired in the Smith Merger on October 31, 2001.

The following table reflects our reported revenue, expense and NOI growth for Same-Store communities that were fully operating during each respective comparison period:

	Same-Store Revenue Growth	Same-Store Expense Growth	Same-Store Net Operating Income Growth
2001(1)	5.67%	3.93%	6.54%
2000	6.65%	4.58%	7.68%
1999	3.60%	(1.21%)	6.21%
(1) Includes a full year of results for assets acquired in the Smith Merger.

NOI for the entire apartment portfolio increased by $9.7 million, or 2.1%, during 2001 and by $42.3 million, or 10.2%, during 2000. These increases were principally attributable to:

(i)	The inclusion of approximately $37.9 million of NOI from properties acquired in the Smith Merger generated during the last two months of 2001;
(ii)	The continued successful lease-up and Stabilization of development communities; and
(iii)
Continued improvements in our property level operating margins, and growth on our Same-Store NOI, due primarily to increases in rental revenues from our operating communities and operating efficiencies achieved which contributed to controlled expense growth.

These increases were partially offset by:

(i)
Lower overall garden community NOI resulting from the success achieved in advancing our investment strategy through our capital recycling program, by disposing of approximately $1.2 billion, $790 million and $590 million of garden communities in non-core markets during 2001, 2000 and 1999, respectively;

(ii)	The impact of a deterioration of general macroeconomic conditions during the latter half of 2001 that negatively affected demand for apartments; and
(iii)	Higher property level insurance costs experienced during the last six months of 2001, subsequent to the renewal of our insurance policies on June 30, 2001.

Based on our reported Same-Store NOI results, our strongest markets during 2001 included the Greater Washington, D.C. Metropolitan Area, Boston, Southern California and Southeast Florida. Our most challenging markets during 2001 included the San Francisco Bay Area, Chicago and Atlanta.

We anticipate that NOI will increase significantly during 2002 since our consolidated results of operations will include a full year of activity from properties acquired in the Smith Merger. However, based on current and forecasted macroeconomic conditions within the markets we operate in, we expect our Same-Store NOI growth in 2002 to be approximately 1.5-2.5%, which is significantly lower than the 6.5% growth we achieved in 2001. This lower anticipated growth rate is driven principally by slightly lower occupancies and lower rental rate increases across our portfolio.

During 2002, we will continue to focus our energies on successfully completing the integration of the Charles E. Smith Division into the core operations of the Operating Trust. As a result of the high-rise expertise we acquired in connection with the Smith Merger, we will continue identifying attractive investment opportunities, which will allow us to expand the Charles E. Smith Division into other protected core markets such as the San Francisco Bay Area, West Los Angeles and Manhattan.

We will also continue to focus on further strengthening and enhancing the Archstone Communities brand name for our garden communities and the Charles E. Smith Residential brand name for our high-rise properties. We believe that we will be successful in this endeavor by continuing to focus on delivering superior customer service to our residents, seeking to improve our product offerings, and maximizing the profitability of each asset in our portfolio through more effective pricing strategies.

Income From Unconsolidated Entities

Income from unconsolidated entities increased by $11.6 million in 2001 as compared to 2000 primarily as a result of the following factors:

(i)	Our equity in the earnings of Ameriton increased from $2.8 million in 2000 to $9.8 million in 2001 including the impact of higher gains on the sale of real estate properties by Ameriton;
(ii)	In connection with the Smith Merger, we acquired a majority of the economic interest in CES and SMC. Our equity in the earnings of these two entities during 2001 was $1.6 million; and
(iii)
Our equity in the earnings of the real estate joint ventures, including interest in the three joint ventures acquired in the Smith Merger, was $2.9 million during 2001 as compared to a loss of $49,000 in 2000.

We expect substantially higher levels of income from our unconsolidated entities in 2002 primarily as a result of including a full year of net earnings from the unconsolidated entities acquired in the Smith Merger. See Note 4 in our audited financial statements in this Annual Report for additional information on income from unconsolidated entities.

Income from unconsolidated entities increased in 2000 as compared to 1999 primarily as a result of higher levels of equity in the earnings of Ameriton.

Other Income

Other income decreased by $19.2 million, or 60.0%, in 2001 as compared to 2000. This decrease is principally attributable to $12.6 million of aggregate one-time gains realized in 2000 in connection with the sale of the Spectrum Apartment Locator business and the monetization of the Homestead mortgage notes receivable, coupled with the recognition of $13.6 million of interest income on these notes during 2000. These decreases were partially offset by a $1.3 million increase in interest income in 2001.

The $4.8 million, or 17.9%, increase in other income from 1999 to 2000 resulted primarily from the $12.6 million aggregate gain in 2000 referenced above which was partially offset by a $9.0 million decrease in interest income related to the Homestead mortgage notes, which we no longer own.

Depreciation Expense

The $11.6 million, or 8.1%, decrease in depreciation expense in 2001 as compared to 2000 is due principally to the higher level of disposition activity in 2001 relative to 2000. These decreases were partially offset by incremental depreciation expense related to the real estate assets acquired in the Smith Merger. Depreciation expense is expected to increase in 2002 primarily as a result of the Smith Merger.

The $11.3 million, or 8.5%, increase in depreciation expense in 2000 is primarily influenced by an increase in the cost basis of operating communities resulting from our active development and capital redeployment programs.

Interest Expense

The $3.3 million, or 2.3%, decrease in interest expense in 2001 as compared to 2000 is the result of lower average outstanding borrowings during 2001, coupled with an overall reduction in the interest rates. Our average outstanding debt balance decreased from $2.4 billion in 2000 to $2.3 billion during 2001. This decrease was principally attributable to using community disposition proceeds to repay outstanding debt balances, partially offset by $1.6 billion of debt assumed in the Smith Merger. In addition, short-term rates decreased over 400 basis points throughout 2001. Finally, capitalized interest decreased approximately $4.0 million due to the reduction in volume of our development activities.

The $23.7 million, or 19.5%, increase in interest expense from 1999 to 2000 is primarily attributable to higher outstanding debt balances and higher effective interest rates on our debt. The level of capitalized interest decreased $7.6 million in 2000 as compared to 1999 as a result of lower levels of communities undergoing active construction.

General and Administrative Expenses

The $3.3 million, or 14.4%, increase in general and administrative expenses in 2001 as compared to 2000 is principally attributable to the Smith Merger, including higher payroll, long-term incentive program costs, travel and professional fees. We expect higher general and administrative expenses in 2002 as a result of including a full year of the Charles E. Smith Division overhead.

General and administrative costs incurred under an administrative service agreement with Security Capital have steadily declined since the inception of the agreement in September 1997 as functions related to information technology, human resources, payroll, investor relations, legal and tax have all been internalized. As substantially all administrative services have been internalized at December 31, 2001, we anticipate that future expenditures under this agreement will be minimal.

The $1.0 million, or 4.3%, increase in general and administrative expenses in 2000 compared to 1999 related primarily to higher information technology related costs and higher expenses associated with our long-term incentive plan.

Provisions for Possible Loss on Investments

Provisions for loss on investments increased $9.7 million from 2000 to 2001. This increase is principally attributable to a $12.2 million write-off due to the reduction in the estimated fair value of technology and service-related equity investments. This amount is partially offset by a $2.5 million decrease in the write-offs made to the estimated fair value of certain real estate investments held for sale.

Other Expenses

The $4.4 million increase in other expenses in 2001 is principally due to merger-related costs approximating $5.3 million. This amount is partially offset by the $2.8 million write off of the net unamortized balance of the conversion factors associated with the Homestead mortgage notes in 2000.

Minority Interest

The $552,000 or 7.6% increase in minority interest in 2001 compared to 2000 is principally due to the increase in the distribution rate in 2001 coupled with a full year in distributions paid on the perpetual preferred units issued in 2000.

Minority interest increased in 2000 primarily as a result of the issuance of perpetual preferred units during the year.

Gains on Dispositions of Real Estate Investments

We recognized $100.3 million, $93.1 million and $62.1 million of net gains on the disposition of depreciated real estate assets during 2001, 2000 and 1999, respectively. These gains have resulted from our active capital redeployment program, which involves the disposition of operating communities in non-core markets with less attractive growth prospects to fund investments in our core protected markets.

Preferred Unit Distributions

Preferred unit distributions declared decreased by $3.1 million, or 12.1%, during 2001 principally as a result of the redemption of Series B Preferred Units in May 2001 and lower distributions on Series A Preferred Units resulting from periodic conversions by unitholders into Common Units. We expect higher preferred unit distributions in 2002 as a result of having a full year of preferred unit distribution payments on Series H, I, J, K and L Preferred Units, which we issued in connection with the Smith Merger.

The $1.6 million, or 6.8%, increase of preferred unit distributions declared and paid during 2000 is primarily attributable to the issuance of Series D Preferred Units in August 1999. The increases were partially offset by lower distributions on Series A Preferred Units resulting from periodic conversions by unitholders into Common Units, which more than offset the annual increase in the distribution rate.

Liquidity and Capital Resources

Financial Flexibility

We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, cash positions at December 31, 2001, and the available capacity under our unsecured credit facilities, we believe our liquidity and financial condition are sufficient to meet all of our cash flow needs in 2002.

Operating Activities

Our net cash flow provided by operating activities decreased by $13.0 million, or 4.0%, in 2001 as compared to 2000, principally due to significant disposition activities. The decrease is principally attributable to lost apartment community NOI associated with the $1.2 billion of dispositions in 2001.

During 2000, our net cash flow provided by operating activities increased by $26.3 million, or 8.9%, as compared to 1999, due primarily to higher NOI from apartment communities. For a more complete discussion of the factors impacting our operating performance, see “Apartment Community Operations” and our accompanying Statement of Cash Flows in this Annual Report for more detailed information.

Investing and Financing Activities

During 2001, cash flows from investing activities increased $328.8 million as compared to 2000. The increase was principally attributable to a $306.0 million increase in proceeds from dispositions, a $140.4 million decrease in investments in real estate and a $90.1 million net decrease in our investment in and advances to our unconsolidated investees. These increases were partially offset by the $181.9 million increase in tax-deferred exchange escrows.

During 2001, cash used in financing activities increased $316.8 million, or 73.9%, as compared to 2000. This increase is primarily attributable to a $309.0 million net repayment of outstanding debt. In addition, there was a $31.2 million reduction in proceeds from preferred unit issuances. This activity was partially offset by a $24.0 million reduction in the repurchase or redemption of our common and preferred units.

During 2000 and 1999, we invested an average of $720.0 million per year primarily in the development of new communities and the acquisition of existing operating communities. During 2000 and 1999 we also repurchased a total of $506.2 million of our Common and Preferred Units including 17.5 million Common Units repurchased from Security Capital in July 2000 in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. See Note 13 in our audited financial statements in this Annual Report for additional information on this transaction. These cash outflows were partially offset by $121.4 million in issuance of perpetual Preferred Units during 2000 and 1999. Smaller investments were made during this period in our unconsolidated investees. These investments were financed primarily through use of disposition proceeds, which averaged $672.0 million per year during 2000 and 1999, cash flow from operating activities and debt.

We attempt to structure most of our acquisition and disposition transactions as tax-deferred exchanges. When we fund an investment using debt, we typically borrow under our unsecured credit facilities, which are then repaid from other long-term financing sources. See our Statement of Cash Flows in this Annual Report for more detailed information.

Other significant financing activity included the payment of $247.4 million, $233.8 million and $233.8 million in Common and Preferred Units and minority interest distributions during 2001, 2000 and 1999, respectively. The level of distributions in 2000 was comparable to 1999 because unit repurchases in 1999 and 2000 offset the increases in distributions per Common Units and distributions on Preferred Units.

Our most significant non-cash investing and financing activities during the three-year period ended December 31, 2001 included:

(i)	The Smith Merger during 2001 (see Note 1 in our audited financial statements in this Annual Report for more information on assets acquired and liabilities assumed in the Smith Merger);
(ii)	The exchange of Homestead mortgage notes for Common Units in 2000;
(iii)	The assumption of mortgages payable in connection with the acquisition of real estate;
(iv)	The conversion of preferred units into Common Units; and
(v)	The exchange of apartment communities and land for interests in joint ventures (see Note 4 in our audited financial statements in this Annual Report for more information).

See Note 16 in our audited financial statements in this Annual Report for additional information on non-cash investing and financing activities.

Scheduled Debt Maturities and Interest Payment Requirements

We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year which would impact our financial flexibility. We had $80.9 million in scheduled maturities during 2001, and we only have $120.0 million and $246.3 million of long-term debt maturing during 2002 and 2003, respectively. See Note 5 in our audited financial statements in this Annual Report for additional information on scheduled debt maturities.

In October 2001, we increased the available capacity on our unsecured line of credit by $120 million, which enables us to borrow up to $700 million under this facility with JPMorgan Chase Bank. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. The three-year facility matures in December 2003 and includes an option in our favor for a one-year extension. We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million.

We had $193.0 million outstanding and an available balance of $607.0 million on our unsecured credit facilities at March 7, 2002.

Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 9.8%, 7.5% and 6.1%, respectively, as of December 31, 2001. The higher interest rate on our credit facilities is primarily attributable to fixed renewal costs amortized over the life of the facility, applied to a lower outstanding balance at December 31, 2001. All of these rates give effect to debt issuance costs, fair value hedges and other fees and expenses, as applicable.

We were in compliance with all financial covenants pertaining to our debt instruments as of and for the year ended December 31, 2001.

Unitholder Distribution Requirements

Based on anticipated distribution levels for 2002 and the number of units and units outstanding as of December 31, 2001, we anticipate that we will pay the following distributions in 2002 (in thousands, except per unit amounts):

	Per Unit	Total
Common Units distributions	$1.70	$339,955
DownREIT OP Unit distributions(1)	1.70	1,480
Series A Preferred Unit distributions	2.29	7,222
Series C Preferred Unit distributions	2.16	4,240
Series D Preferred Unit distributions	2.19	4,341
Series E Perpetual Preferred Unit distributions(1)	2.09	3,350
Series F Perpetual Preferred Unit distributions(1)	2.03	1,625
Series G Perpetual Preferred Unit distributions(1)	2.16	1,294
Series H Preferred Unit distributions	3.36	8,865
Series I Preferred Unit distributions(2)	7,660.00	3,830
Series J Preferred Unit distributions	3.36	2,300
Series K Preferred Unit distributions	3.36	2,238
Series L Preferred Unit distributions	$3.36	2,152

Total distribution requirements		$382,892

(1)	See Note 8 in our audited financial statements in this Annual Report for more information on minority interests.
(2)	Series I Preferred Units have a par value of $100,000 per unit.

Unit Repurchase and Redemption Activity

In February 2001, we repurchased 2.3 million of our Common Units from Security Capital for $50.0 million at a price of $22.08 per unit. In May 2001, we redeemed all of our Series B Preferred Units for $104.7 million at $25.00 per unit. The repurchase of Common Units and the redemption of Series B Preferred Units were funded through borrowings under our unsecured credit facilities, which we repaid with proceeds from dispositions. See Note 7 in our audited financial statements of this Annual Report for additional information on the Common Unit repurchase transaction and the concurrent sale of other Common Units by Security Capital and the redemption of the Series B Preferred Units.

Planned Investments

Following is a summary of unfunded planned investments as of December 31, 2001 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction.

		Planned Investments
	Units	Discretionary	Committed
Communities under redevelopment	4,008	$—	$56,838
Communities under construction	2,812	—	177,363
Communities In Planning and owned	1,402	203,143	—
Communities In Planning and Under Control	991	152,010	—
Community acquisitions under contract	242	29,900	—

Total	9,455	$385,053	$234,201

In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2002 and 2003 and expect to start construction on approximately $300–$400 million, based on Total Expected Investment, of communities that are currently In Planning. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with our performance in 2001, we anticipate that net cash flow from operating activities during 2002 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $607.0 million in available capacity on our unsecured credit facilities and $89.1 million of cash on hand at March 7, 2002. In addition, we expect to complete the disposition of $300—$500 million of operating communities during 2002.

In February 2002, we issued $200 million in long-term unsecured senior notes from its shelf registration statement. At March 7, 2002, we had $377.2 million available in shelf registered securities, which can be issued in the form of unsecured senior notes on an as-needed basis, subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

We are party to various claims and routine litigation arising in the ordinary course of business. When considering our insurance coverage and other aspects of our risk management program, we do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Our involvement with derivative financial instruments is limited, and we do not use them for trading or other speculative purposes. We occasionally utilize derivative financial instruments to lower our overall borrowing costs. See Note 10 in our audited financial statements in this Annual Report for additional information on derivative financial instruments currently in use.

Critical Accounting Policies

We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas:

Internal Cost Capitalization

We have a significant development organization that supports the due diligence, acquisition, development and re-development of properties. All direct and indirect costs, including interest and real estate taxes during construction, relating to these activities are capitalized as a cost of the properties. Included in indirect costs is an estimate of internal costs that involves management judgments.

Purchase Accounting

In October 2001, we merged with Smith Residential and we recorded Smith Residential’s assets and assumed liabilities at their estimated fair values. Due to the magnitude and complexity of the assumptions required in applying purchase accounting, management is required to exercise a significant amount of judgment. If our estimates or judgments were different from the amounts recorded during the first twelve months following the Smith Merger, the fair value of assets acquired and liabilities assumed would be subject to adjustment.

Valuation of Real Estate

Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. Long-lived assets to be disposed of are reported at the lower of their current depreciated cost or fair value less estimated costs to sell. The evaluation of impairment and the determination of fair values involve a number of assumptions relating to future economic events that affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate.

Capital Expenditures

We incur substantial costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by our management. The determination as to whether expenditures should be capitalized and the assignment of depreciable lives requires judgment to be exercised by our management.

Off Balance Sheet Arrangements

Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include real estate joint ventures, Ameriton, CES and SMC. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $2.1 million of available capacity at December 31, 2001. Additionally, we have extended uncommitted unsecured credit facilities with Ameriton and CES whereby advances are made solely at our discretion. Ameriton and CES had $174.9 million and $35.9 million, respectively, of available capacity as of December 31, 2001. Advances under these uncommitted lines of credit are made solely at the discretion of the Operating Trust. Other than these lines of credit, there are no side agreements, financial guarantees, or other derivative financial instruments related to or between the Operating Trust and its unconsolidated entities. Ameriton and the real estate joint ventures also have third-party debt which is secured by real estate and is non-recourse to the Operating Trust. Accordingly, our maximum risk of loss related to these entities is limited to the aggregate carrying amount of our investment in the unconsolidated entities as reported in our consolidated financial statements, plus the unfunded portion of the $10 million committed line of credit facility described above. See Note 4 in our audited financial statements in this Annual Report for additional information on our investments in unconsolidated entities.

Contractual Commitments

The following table summarizes information contained in Management’s Discussion and Analysis and in our audited financial statements in this Annual Report regarding contractual commitments (amounts in millions):

	2002	2003 and 2004	2005 and 2006	2007 thru 2083	Total
Scheduled long-term debt maturities	$120.0	$384.2	$813.3	$2,346.8	$3,664.3
Unsecured credit facilities	15.6	173.0	—	—	188.6
Ameriton credit facility	2.1	—	—	—	2.1
Development and redevelopment expenditures	234.2	—	—	—	234.2
Leases (See Note 15)	4.4	7.8	6.7	105.3	124.2

Total	$376.3	$565.0	$820.0	$2,452.1	$4,213.4

Related Party Transactions

We own 100% of the non-voting stock in Ameriton representing a 95% economic interest. In June 2001, the voting stock of Ameriton, representing the remaining 5% economic interest, was acquired by Ameriton Holdings from third parties for approximately $5.8 million. We also own 100% of the non-voting stock of Ameriton Holdings representing a 95% economic interest. Our chief executive officer owns all the voting stock of Ameriton Holdings representing the remaining 5% economic interest. Our interest in the Service Businesses is structured similarly to that of our interest in Ameriton, as described above, whereby an entity controlled by our chief executive officer has 100% of the voting interest in the Service Businesses.

Our chief executive officer did not receive any loans or other consideration from the Operating Trust, our subsidiaries or our affiliates in connection with the purchase of his interests in Ameriton, CES or SMC. During 2001, Ameriton paid approximately $600,000 to certain other executive officers and employees of the Operating Trust related to realized returns on investments sold during the year.

Three members of Ameriton’s board (James H. Polk, III, R. Scot Sellers and Charles E. Mueller, Jr.) are either Trustees of Archstone-Smith or executive officers of the Operating Trust. All CES board members (Ernest A. Gerardi, Jr., Robert H. Smith, Dana K. Hamilton and Messrs. Sellers and Mueller) and SMC board members (Robert P. Kogod, Ms. Hamilton and Messrs. Sellers, Smith and Mueller) are either Trustees of Archstone-Smith or executive officers of the Operating Trust. Mr. Gerardi is Chairman and Chief Executive Officer of CES and receives compensation from CES for his position. No other Trustee of Archstone-Smith or executive officer of the Operating Trust receives compensation for board positions on Ameriton, CES or SMC.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Stock Investments

We have both public and private investments in the equity securities of service and technology companies. The publicly-traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of unitholders’ equity. The private investments, for which we lack the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that our management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, our management considers events and circumstances that may signal the impairment of an investment. During 2001, we concluded that our investments in private service and technology companies were impaired due to the financial position of the investees. Since the decline was deemed to be other than temporary, we recorded a $12.2 million provision for possible loss on investments during 2001. After giving effect to this valuation adjustment, we only had stock investments in public companies with an aggregate carrying and estimated fair value of approximately $244,000 at December 31, 2001.

Use of Derivatives in Hedging Activities

We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions with strong investment grade credit ratings. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not nor do we expect to sustain a material loss from the use of these hedging instruments.

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

The following table summarizes the notional amount, carrying and estimated fair value of our derivative financial instruments, as of December 31, 2001 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at that time, but does not represent exposure to credit, interest rate or market risks:

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value
Cash flow hedges:
Interest rate caps	$152,958	2002–2005	$20
Interest rate swaps	200,000	2002–2006	(5,478)

Total cash flow hedges	$352,958	2002–2006	$(5,458)

Fair value hedges:
Interest rate swaps	$104,005	2006–2008	$3,911
Total rate of return swaps	69,756	2004–2007	797

Total fair value hedges	$173,761	2004–2008	4,708

Total hedges	$526,719	2002–2008	$(750)

Interest Rate Sensitive Liabilities

The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2001. As the table incorporates only those exposures that existed as of December 31, 2001, it does not consider those exposures or positions which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2001, the information presented herein is merely an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to fair value hedges and other fees or expenses, where applicable (in thousands):

	Expected Maturity/Principal Repayment Schedule at December 31,
	2002	2003	2004	2005	2006	Thereafter	Total Balance	Estimated Fair Value(1)
Interest rate sensitive liabilities:
Unsecured Credit Facilities:	$15,589	$—	$173,000	$—	$—	$—	$188,589	$188,589
Average nominal interest rate(2)	3.00%	3.00%	3.00%	—	—	—	—	—
Long-Term Unsecured Debt:(3)
Fixed rate	$97,500	$171,250	$51,250	$251,250	$51,250	$633,037	$1,255,537	$1,266,564
Average nominal interest rate(2)	7.55%	7.62%	7.64%	7.51%	7.54%	7.53%	—	—
Variable rate(4)	$—	$—	$—	$—	$—	$78,353	$78,353	$78,353
Average nominal interest rate(2)	3.16%	3.16%	3.16%	3.16%	3.16%	3.16%	—	—
Mortgages payable:
Fixed rate debt(5)	$21,417	$73,838	$48,954	$44,671	$337,428	$1,314,292	$1,840,600	$1,840,216
Average nominal interest rate(2)	6.94%	6.89%	6.88%	6.87%	6.97%	6.98%	—	—
Variable rate debt(5)	$1,124	$1,209	$37,718	$1,311	$127,411	$321,160	$489,933	$489,933
Average nominal interest rate(2)	4.00%	4.00%	4.05%	4.05%	3.60%	3.61%	—	—

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing
(2)
Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2001. The weighted average effective interest rate on the unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable was 9.76%, 7.48% and 6.05%, respectively, as of December 31, 2001.

(3)	In February 2002, we also issued $200 million in long-term unsecured senior notes that matures in February 2012 with an effective interest rate of 6.6%.
(4)	Represents unsecured tax-exempt bonds.
(5)	The mortgages payable balance includes $661.8 million of Fannie Mae secured debt.

Item 8.     Financial Statements and Supplementary Data

Our Balance Sheets as of December 31, 2001 and 2000, and our Statements of Earnings, Unitholders’ Equity and Other Common Unitholders’ Interest and Cash Flows for each of the years in the three-year period ended December 31, 2001 and Schedule III – Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, are included under Item 14 of this Annual Report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11 of our audited financial statements in this Annual Report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10.     Trustees and Executive Officers of the Registrant

For information regarding our Trustees and senior officers, see “Item 1. Business – Trustees and Officers of Archstone-Smith.” The other information required by this Item 10 is incorporated herein by reference to the description under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Archstone-Smith Trust definitive proxy statement for its annual meeting of shareholders (“Archstone-Smith Trust 2002 Proxy Statement”).

Item 11.     Executive Compensation

Incorporated herein by reference to the description under the captions “Election of Trustees” and “Executive Compensation” in the Archstone-Smith Trust 2002 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the description under the captions “Principal Shareholders” and “Election of Trustees” in the Archstone-Smith Trust 2002 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

Incorporated herein by reference to the description under the caption “Certain Relationships and Transactions” in the Archstone-Smith Trust 2002 Proxy Statement.

Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

(a)	Financial Statements and Schedule:

1.	Financial Statements

See Index to Financial Statements and Schedule on page 41 of this report, which is incorporated herein by reference.

2.	Financial Statement Schedule:

See Schedule III on page 75 of this report, which is incorporated herein by reference.

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.	Exhibits

See Index to Exhibits on page 80 of this report, which is incorporated herein by reference.

(b)	Reports on Form 8-K:

On November 1, 2001, the Operating Trust filed a Form 8-K disclosing the Company’s reorganization into an UPREIT structure and merger with Smith Residential Realty, L.P.

On November 28, 2001, the Operating Trust filed a Form 8-K disclosing information to be discussed in a meeting with analysts and investors.

On November 30, 2001, the Operating Trust filed a Form 8-K, which included Smith Partnership’s third quarter interim financial information.

(c)	Exhibits:

The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 80 of this Annual Report, which is incorporated herein by reference.

Independent Auditors’ Report

The Trustee and Unitholder
Archstone-Smith Operating Trust:

We have audited the accompanying consolidated balance sheets of Archstone-Smith Operating Trust (formerly known as Archstone Communities Trust), as of December 31, 2001 and 2000, and the related consolidated statements of earnings, unitholders’ equity and other common unitholders’ interest, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archstone-Smith Operating Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KP	MG LLP

Chicago, Illinois
February 6, 2002,
except as to Note 17,
which is as of February 15, 2002

Archstone-Smith Operating Trust

Consolidated Balance Sheets

(In thousands, except unit data)

	December 31,
	2001	2000
ASSETS
Real estate	$8,276,004	$5,058,910
Less accumulated depreciation	406,784	375,672

	7,869,220	4,683,238
Investments in and advances to unconsolidated entities	437,365	226,020

Net investments	8,306,585	4,909,258
Cash and cash equivalents	7,027	9,077
Restricted cash in tax-deferred exchange escrow	120,421	3,274
Other assets	115,882	94,522

Total assets	$8,549,915	$5,016,131

LIABILITIES AND EQUITY
Liabilities:
Unsecured credit facilities	$188,589	$193,719
Long-Term Unsecured Debt	1,333,890	1,401,262
Mortgages payable	2,330,533	875,804
Distributions payable	89,326	50,330
Accounts payable	18,643	24,029
Accrued expenses and other liabilities	193,387	126,044

Total liabilities	4,154,368	2,671,188

Minority interest	94,527	93,337

Other common unitholders’ interest, at redemption value (A-1 Common Units)	669,502	—

Unitholders’ Equity:
Convertible Preferred Units	225,351	82,651
Perpetual Preferred Units	148,763	204,205
Common unitholder’s equity (A-2 Common Units)	3,267,363	1,968,697
Accumulated other comprehensive income (loss)	(5,517)	2,817
Employee share purchase notes	(4,442)	(6,764)

Total equity	3,631,518	2,251,606

Total liabilities and equity	$8,549,915	$5,016,131

The accompanying notes are an integral part of these consolidated financial statements.

Archstone-Smith Operating Trust

Consolidated Statements of Earnings

(In thousands, except per unit amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Rental revenues	$701,794	$688,544	$637,808
Income from unconsolidated entities	14,374	2,752	2,118
Other income	12,769	31,938	27,096

Total revenues	728,937	723,234	667,022

Expenses:
Rental expenses	170,560	166,800	165,106
Real estate taxes	59,133	58,808	52,421
Depreciation on real estate investments	132,126	143,694	132,437
Interest expense	141,907	145,173	121,494
General and administrative expenses	26,503	23,157	22,156
Provisions for possible loss on investments	14,927	5,200	2,000
Other expenses	8,384	3,936	2,069

Total expenses	553,540	546,768	497,683

Earnings from operations	175,397	176,466	169,339
Less: minority interest	7,793	7,241	2,060
Plus: gains on dispositions of depreciated real estate, net	100,273	93,071	62,093

Net earnings before extraordinary items	267,877	262,296	229,372
Less: extraordinary items—loss on early extinguishment of debt	2,303	911	1,113

Net earnings	265,574	261,385	228,259
Less: preferred unit distributions	22,277	25,340	23,733

Net earnings attributable to Common Units	$243,297	$236,045	$204,526

Weighted average Common Units outstanding:
Basic	134,589	131,874	139,801

Diluted	142,090	137,730	139,829

Net earnings before extraordinary items per Common Unit:
Basic	$1.83	$1.80	$1.47

Diluted	$1.81	$1.78	$1.47

Net earnings per Common Unit:
Basic	$1.81	$1.79	$1.46

Diluted	$1.79	$1.78	$1.46

Distributions paid per Common Unit	$1.64	$1.54	$1.48

The accompanying notes are an integral part of these consolidated financial statements.

Archstone-Smith Operating Trust

Consolidated Statement of Unitholders’ Equity and Other Common Unitholders’ Interest

Years Ended December 31, 2001, 2000 and 1999

(In thousands–unaudited)

	Convertible Preferred Units at Aggregate Liquidation Preference	Perpetual Preferred Units at Aggregate Liquidation Preference	Common Unitholder’s Equity	Accumulated Other Comprehensive Income	Employee Unit Purchase Notes	Total Unitholders’ Equity	Other Common Unitholders’ Interest	Total
Balances at December 31, 1998	$117,515	$155,000	$2,382,085	$—	$(26,275)	$2,628,325	$—	$2,628,325
Comprehensive income:
Net earnings	—	—	228,259	—	—	228,259	—	228,259
Preferred unit distributions	—	—	(23,733)	—	—	(23,733)	—	(23,733)
Change in fair value of marketable securities	—	—	—	394	—	394	—	394

Comprehensive income attributable to Common Units	—	—	—	—	—	—	—	204,920

Common Unit distributions	—	—	(208,173)	—	—	(208,173)	—	(208,173)
Repurchase of units, net of expenses	(750)	—	(120,831)	—	—	(121,581)	—	(121,581)
Issuance of units, net of expenses	—	50,000	(1,740)	—	—	48,260	—	48,260
Other, net	(24,130)	—	32,780	—	7,105	15,755	—	15,755

Balances at December 31, 1999	92,635	205,000	2,288,647	394	(19,170)	2,567,506	—	2,567,506
Comprehensive income:
Net earnings	—	—	261,385	—	—	261,385	—	261,385
Preferred unit distributions	—	—	(25,340)	—	—	(25,340)	—	(25,340)
Change in fair value of marketable securities	—	—	—	2,423	—	2,423	—	2,423

Comprehensive income attributable to Common Units	—	—	—	—	—	—	—	238,468

Common Unit distributions	—	—	(198,069)	—	—	(198,069)	—	(198,069)
Repurchase of units, net of expenses	—	(795)	(383,747)	—	—	(384,542)	—	(384,542)
Other, net	(9,984)	—	25,821	—	12,406	28,243	—	28,243

Balances at December 31, 2000	82,651	204,205	1,968,697	2,817	(6,764)	2,251,606	—	2,251,606
Comprehensive income:
Net earnings	—	—	257,878	—	—	257,878	7,696	265,574
Preferred unit distributions	—	—	(22,277)	—	—	(22,277)	—	(22,277)
Cumulative effect of adoption of SFAS 133	—	—	—	3,831	—	3,831	—	3,831
Change in fair value of cash flow hedges	—	—	—	(9,290)	—	(9,290)	—	(9,290)
Reclassification adjustment on realized gains	—	—	—	(2,167)	—	(2,167)	—	(2,167)
Change in fair value of marketable securities	—	—	—	(708)	—	(708)	—	(708)

Comprehensive income attributable to Common Units	—	—	—	—	—	—	—	234,963

Common Unit distributions	—	—	(245,035)	—	—	(245,035)	(10,903)	(255,938)
Units issued in connection with Smith Merger	146,500	50,000	1,361,641	—	—	1,558,141	628,598	2,186,739
Repurchase of units, net of expenses	—	(772)	(50,000)	—	—	(50,772)	—	(50,772)
Redemption of Series B Preferred Units	—	(104,670)	—	—	—	(104,670)	—	(104,670)
Conversion of Common Units	—	—	1,373	—	—	1,373	(1,373)	—
Other, net	(3,800)	—	40,570	—	2,322	39,092	—	39,092
Adjustment to redemption value	—	—	(45,484)	—	—	(45,484)	45,484	—

Balances at December 31, 2001	$225,351	$148,763	$3,267,363	$(5,517)	$(4,442)	$3,631,518	$669,502	$4,301,020

The accompanying notes are an integral part of these consolidated financial statements.

Archstone-Smith Operating Trust

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net earnings	$265,574	$261,385	$228,259
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	135,682	145,571	133,817
Gains on dispositions of depreciated real estate, net	(100,273)	(93,071)	(62,093)
Gain on exchange of Homestead mortgage notes, net of writedown	–	(6,560)	–
Provisions for possible loss on investments	14,927	5,200	2,000
Extraordinary items	2,303	911	1,113
Minority interest	7,793	7,241	2,060
Change in accounts payable, accrued expenses and other liabilities	(2,217)	6,277	(16,581)
Other, net	(14,484)	(4,634)	7,435

Net cash flow provided by operating activities	309,305	322,320	296,010

Investing activities:
Real estate investments	(530,706)	(671,148)	(769,076)
Change in investments in and advances to unconsolidated real estate entities, net	21,111	(68,995)	(32,729)
Proceeds from dispositions, net of closing costs	1,076,722	770,679	572,741
Change in tax-deferred exchange escrow	(116,440)	65,455	22,145
Change in pursuit costs and earnest money deposits	(4,502)	14,798	(9,376)
Other, net	(11,855)	(5,226)	(7,619)

Net cash flow provided by (used in) investing activities	434,330	105,563	(223,914)

Financing activities:
Proceeds from mortgages payable	–	156,527	52,206
Proceeds from (payments on) Long-Term Unsecured Debt, net	(69,700)	114,628	(36,304)
Principal prepayment of mortgages payable	(85,513)	(41,658)	(57,574)
Regularly scheduled principal payments on mortgages payable	(4,820)	(4,833)	(5,391)
Proceeds from (payments on) unsecured credit facilities, net	(224,130)	(299,817)	228,885
Repurchase of Common Units and Series B, C and D Preferred Units	(50,772)	(179,461)	(121,581)
Redemption of Series B Preferred Units	(104,670)	–	–
Proceeds from issuance of Preferred Units and perpetual preferred units	–	31,215	90,229
Cash distributions paid on Common Units	(221,196)	(201,257)	(208,018)
Cash distributions paid on preferred units	(17,788)	(25,340)	(23,733)
Cash distributions paid to minority interests	(8,406)	(7,241)	(2,060)
Other, net	41,310	28,359	11,198

Net cash flow used in financing activities	(745,685)	(428,878)	(72,143)

Net change in cash and cash equivalents	(2,050)	(995)	(47)
Cash and cash equivalents at beginning of period	9,077	10,072	10,119

Cash and cash equivalents at end of period	$7,027	$9,077	$10,072

See Note 16 for supplemental information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements

December 31, 2001, 2000 and 1999
(The glossary included in this Annual Report is hereby incorporated by reference)

(1)    Smith Merger

On October 31, 2001, we completed our merger with Smith Partnership, which primarily developed, owned, and managed high-rise properties and garden communities in Washington, D.C, Chicago, Boston and Southeast Florida. The purpose of the Smith Merger was to expand our portfolio in key protected markets. Following is a sequential outline of events that occurred prior to the merger closing:

(i)
In October 2001, Archstone was reorganized into an UPREIT structure. To facilitate this reorganization, Archstone formed a wholly owned subsidiary named Archstone-Smith. Archstone-Smith then formed a wholly owned subsidiary that was renamed Archstone-Smith Operating Trust. Archstone was merged with and into the Operating Trust, and became a wholly owned subsidiary of Archstone-Smith. The Operating Trust is the successor entity to Archstone and Archstone-Smith is the successor registrant to Archstone;

(ii)	Smith Partnership then merged with and into the Operating Trust, with the Operating Trust remaining as the successor entity; and

(iii)	Finally, Smith Residential merged with and into Archstone-Smith, who remains the majority owner of the Operating Trust.

The merger of Smith Partnership and the Operating Trust and the merger of Smith Residential with Archstone-Smith are collectively referred to in aggregate as the Smith Merger.

Holders of Smith Residential common stock received 1.975 Archstone-Smith Common Shares for each unit of Smith Residential common stock owned and holders of Smith Residential preferred shares received one Archstone-Smith preferred share for each Smith Residential preferred share owned. Holders of Smith Partnership common units received 1.975 A-1 Common Units for each Smith Partnership unit owned and holders of Smith Partnership preferred units received one Operating Trust preferred unit for each unit owned. Additionally, the Operating Trust assumed the outstanding debt and other liabilities and acquired the assets of Smith Partnership. Archstone-Smith issued 52.1 million Common Shares and 4.6 million preferred shares to holders of Smith Residential common and preferred stock and succeeded to Smith Residential’s interest in Smith Partnership. The Operating Trust issued 52.1 million A-2 Common Units and 4.6 million preferred units for Smith Residential’s interest in Smith Partnership and 25.5 million A-1 Common Units for the Smith Partnership unitholders’ interest in Smith Partnership. Additionally, all outstanding Smith Residential employee stock options and restricted share grants vested immediately prior to the Smith Merger. As a result, the holders of such options and restricted share grants were given the choice of replacement options in Archstone-Smith or a cash payment equal to the intrinsic value of the award based on a cash payment of $49.48 per option.

The Smith Merger was structured as a tax-free merger and was accounted for using the purchase method of accounting. While the allocation of purchase price is subject to revision in accordance with GAAP during the twelve month period following the closing of the Smith Merger, management does not anticipate that the revisions will be material to the initial purchase price allocation. The following summary of the assets acquired and liabilities assumed were recorded at the estimated fair value as determined by management, based on information currently available and on current assumptions of future performance (dollar amounts in thouands);

Real estate	$3,739,912
Investment in and advances to unconsolidated entities	164,831
Other assets	27,367

Total assets acquired	$3,932,110

Unsecured credit facilities	$219,000
Mortgages payable	1,393,057
Other accrued expenses and accounts payables	122,263

Total liabilities assumed	$1,734,320

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Since the Smith Merger closed on October 31, 2001, the accompanying consolidated statements of earnings include Smith Residential’s results of operations for the last two months of 2001. The following summarized pro forma unaudited information assumes that the Smith Merger had occurred on January 1, 2000. The pro forma results of operations include estimates and assumptions which management believes are reasonable; however, the pro forma results do not include any anticipated cost savings resulting from the Smith Merger as there can be no assurance that such cost savings will be realized. These results are not necessarily indicative of what the results of operations would have been had the business combination been in effect on the dates indicated, or which may result in the future (dollar amounts in thousands):

	Pro Forma Year Ended December 31,
	2001	2000
Total revenues	$1,110,936	$1,131,887

Net earnings attributable to Common Units before extraordinary items	$348,087	$378,245

Net earnings attributable to Common Units (1)	$345,612	$377,334

Net earnings per Common Unit:
Basic	$1.77	$1.88

Diluted	$1.74	$1.84

(1)	2001 includes $5.3 million in merger related costs and $14.9 million in provision for loss on investments. Both 2000 and 2001 include extraordinary items related to early extinguishments of debt.

(2)    Description of Business and Summary of Significant Accounting Policies

Business

We are structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith Trust is our sole trustee and owns approximately 87.3% of our Common Units. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. We are focused on the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in protected markets throughout the United States characterized by: (i) limited new supply; (ii) expensive single-family home prices; and (iii) strong economic fundamentals.

Basis of Presentation

For periods prior to the reorganization into an UPREIT and the Smith Merger, Archstone’s financial statements and related footnotes have been recast as if we were an UPREIT for all periods presented in the accompanying consolidated financial statements.

Principles of Consolidation

The accounts of the Operating Trust and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. We use the equity method to account for investments that we do not control through majority voting interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash in Tax-Deferred Exchange Escrow

Disposition proceeds set aside and designated to fund future tax deferred exchanges of qualifying real estate investments. If these proceeds are not redeployed to qualifying real estate investments within 180 days, these funds are redesignated as cash and cash equivalents.

Real Estate and Depreciation

Real estate, other than properties held for sale, is carried at cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated. We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review involves comparing an investment’s book value to its estimated market value.

We capitalize direct and certain related indirect costs associated with the successful acquisition, development or improvement of real estate. Capitalized costs associated with unsuccessful acquisition or development pursuits are expensed at the time the pursuit is abandoned.

Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Buildings and related land improvements	20-40 years
Furniture, fixtures, equipment and other	5-10 years

Interest

During 2001, 2000 and 1999, the total interest paid in cash on all outstanding debt was $156.4 million, $157.7 million and $148.0 million, respectively.

We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2001, 2000 and 1999 aggregated $20.3 million, $24.3 million and $31.9 million, respectively.

Cost of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from common unitholders’ equity. Costs incurred in connection with the issuance or renewal of debt are capitalized as other assets and are amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with old debt is expensed upon replacement with new debt. Amortization of loan costs included in interest expense for 2001, 2000 and 1999 was $3.1 million, $5.0 million and $4.8 million, respectively.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Interest Rate Contracts

We utilize derivative financial instruments to manage our interest rate risk and designate these financial instruments as hedges of specific liabilities or anticipated transactions. During 2001, we adopted SFAS No. 133/138 “Accounting for Derivative Instruments and Hedging Activities”. Under SFAS 133/138, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in the fair value of a fair value hedge and the fair value of the items hedged are recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If effective, these hedges have no impact on our current earnings.

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

Rental Expenses

Rental expenses shown on the accompanying Statements of Earnings include costs associated with on-site and property management personnel, utilities (net of utility reimbursements from residents), repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs.

Federal Income Taxes

We have made an election to be taxed as a Partnership under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a Partnership. See Note 13 for more information on income taxes.

Comprehensive Income

Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Unitholders’ Equity and Other Common Unitholders’ Interest. Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments and, beginning in 2001, changes in the fair value of effective cash flow hedges as described above (see—Interest Rate Contracts).

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Per Unit Data

Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings attributable to Common Units for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Reconciliation of numerator between basic and diluted net earnings per Common Unit(1):
Net earnings attributable to Common Units–Basic	$243,297	$236,045	$204,526
Distributions on Convertible Preferred Units	9,696	7,254	—
Minority interest	1,524	1,326	—

Net earnings attributable to Common Units–Diluted	$254,517	$244,625	$204,526

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding–Basic	134,589	131,874	139,801
Assumed conversion of Preferred Units into Common Units	5,844	4,721	—
Minority interest	943	876	—
Incremental options and warrants	714	259	28

Weighted average number of Common Units outstanding–Diluted	142,090	137,730	139,829

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (effective July 1, 2001) and SFAS No. 142, “Goodwill and Other Intangible Assets” (effective for goodwill acquired in business combinations entered into after July 1, 2001). SFAS No. 141 requires the use of purchase accounting for all business combinations entered into after June 30, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. These new pronouncements were applied in connection with the accounting for the Smith Merger which closed on October 31, 2001 (see Note 1). We did not record any goodwill in the Smith Merger.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143 is required to be adopted on January 1, 2003. We do not anticipate the adoption of SFAS No. 143 will have a material impact on our financial position, results of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of APB Opinion No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

In July 2001, the EITF issued Topic D-98, “Classification and Measurement of Redeemable Securities.” Topic D-98 provides clarification regarding the redemption criteria on redeemable securities and provides additional guidance on when such redemption criteria are not within the control of the issuer. Topic D-98 is required to be adopted retroactively on December 31, 2001. The adoption of Topic D-98 did not have an impact on our financial position, results of operations or cash flows.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(3)    Real Estate

Investments in Real Estate

In connection with the Smith Merger we acquired $3.7 billion of real estate representing 27,750 units. Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	December 31,
	2001		2000
	Investment	Units	Investment	Units
Apartment Communities:
Operating communities	$7,809,444	77,170	$4,651,275	62,509
Communities under construction(1)	358,367	2,812	298,519	4,107
Development communities In Planning(1):
Owned	76,611	1,402	75,662	1,902
Under control(2)	—	991	—	2,167

Total development communities In Planning	76,611	2,393	75,662	4,069

Total apartment communities	8,244,422	82,375	5,025,456	70,685

Retail, hotel and other	31,582		33,454

Total real estate	$8,276,004		$5,058,910

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.
(2)
The Operating Trust’s investment as of December 31, 2001 and December 31, 2000 for development communities Under Control was $4.9 million and $5.9 million, respectively, and are reflected on the “Other assets” caption of the Operating Trust’s Balance Sheets.

Capital Expenditures

In conjunction with the underwriting of each acquisition of an operating community, we prepare acquisition budgets that encompass the incremental capital needed to achieve our investment objectives. These expenditures, combined with the initial purchase price and related closing costs, are capitalized and classified as “acquisition-related” capital expenditures, as incurred.

As part of our operating strategy, we periodically evaluate each community’s physical condition relative to established business objectives and the community’s competitive position in its market. In conducting these evaluations, we consider our return on investment in relation to our long-term cost of capital as well as our research and analysis of competitive market factors. Based on these factors, we make decisions on needed capital expenditures, which are classified as either “redevelopment” or “recurring”.

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

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Recurring capital expenditures consist of significant expenditures for items having a useful life in excess of one year, which are incurred to maintain a community’s long-term physical condition at a level commensurate with our stringent operating standards. Examples of recurring capital expenditures include roof replacements, certain make-ready expenditures, parking lot resurfacing and exterior painting.

The change in investments in real estate, at cost, consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Balance at January 1	$5,058,910	$5,086,486	$4,771,315

Apartment properties acquired in the Smith Merger	3,733,936	—	—
Acquisition-related expenditures	339,055	372,539	401,392
Redevelopment expenditures	39,136	37,547	72,517
Recurring capital expenditures	20,184	13,937	13,022
Development expenditures, excluding land acquisitions	185,988	228,819	334,049
Acquisition and improvement of land for development	48,120	68,308	43,417
Dispositions	(1,152,668)	(743,287)	(542,554)
Provision for possible loss on investments	(2,710)	(5,200)	(450)

Net apartment community activity	3,211,041	(27,337)	321,393

Other:
Retail asset acquired in Smith Merger	5,976	—	—
Change in other real estate assets	77	(239)	(4,672)
Provision for possible loss on investments	—	—	(1,550)

Net other activity	6,053	(239)	(6,222)

Balance at December 31	$8,276,004	$5,058,910	$5,086,486

At December 31, 2001, we had unfunded contractual commitments of $234.2 million related to communities under construction and under redevelopment.

We were committed to the sale of six apartment communities having an aggregate carrying value of $106.2 million as of December 31, 2001. Each property’s carrying value is less than or equal to its estimated fair market value, net of estimated costs to sell. The property-level earnings, after mortgage interest and depreciation, from these communities at December 31, 2001, which are included in Archstone-Smith Operating Trust’s earnings from operations for 2001, 2000 and 1999, were $10.4 million, $10.4 million and $6.9 million, respectively.

(4)    Investments in and Advances to Unconsolidated Entities

Unconsolidated Entities

At December 31, 2001, we had investments in a total of three operating companies and ten real estate joint ventures that we account for under the equity method. Two of the operating companies—CES and SMC, and three of the real estate joint ventures were acquired in the Smith Merger on October 31, 2001. Accordingly, our consolidated statements of earnings include our proportionate share of equity in earnings of these entities for the two-month period ended December 31, 2001.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

As a matter of policy, we do not guarantee third-party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. Occasionally, the investees are required to guarantee the mortgages. However, such guarantees are fully non-recourse to the Operating Trust or to Archstone-Smith. All off-balance sheet contingent liabilities and all third-party debt incurred by our unconsolidated investees are fully non-recourse to us. As such, the extent of our exposure to financial losses is limited solely to our investment in each of the unconsolidated investees plus the unfunded amount of the Ameriton $10 million committed credit facility described below. A summary of our investments in and advances to unconsolidated entities follows (in thousands):

	2001	2000
Ameriton	$244,654	$209,347
CES(1)	133,878	—
SMC(1)	1,894	—
Real estate joint ventures	56,939	16,673

	$437,365	$226,020

(1)	Includes an allocation of the aggregate Smith Merger purchase price based on our estimate of the fair value of these entities as of the merger closing date.

Ameriton and Service Businesses

We own 100% of the non-voting stock in Ameriton representing a 95% economic interest. In June 2001, the voting stock of Ameriton, representing the remaining 5% economic interest, was acquired by Ameriton Holdings from third parties for approximately $5.8 million. We also own 100% of the non-voting stock of Ameriton Holdings representing a 95% economic interest. Our chief executive officer owns all the voting stock of Ameriton Holdings representing the remaining 5% economic interest. In total, our direct and indirect economic interest in Ameriton is 99.75%.

We have extended a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $7.9 million outstanding and $2.1 million available at December 31, 2001. We also have an uncommitted unsecured credit facility with Ameriton, with $174.9 million of available capacity at December 31, 2001. Advances to Ameriton under this uncommitted facility are made solely at our discretion.

Our interest in the Service Businesses is structured similarly to that of our interest in Ameriton, as described above, whereby an entity controlled by our chief executive officer has 100% of the voting interest in the Service Businesses. In connection with the Smith Merger, we acquired an aggregate 98.55% and 99.95% economic interest in CES and SMC, respectively.

We have an uncommitted unsecured credit facility with CES, with $35.9 million of available capacity at December 31, 2001. Advances to CES under this facility are made solely at our discretion.

Our chief executive officer did not receive any loans or other consideration from Archstone-Smith, our subsidiaries or our affiliates in connection with his purchase of his interests in Ameriton, CES or SMC. During 2001, Ameriton paid approximately $600,000 to certain other executive officers and employees of Archstone-Smith related to realized gains on investments sold during the year.

Three members of Ameriton’s board are Trustees or executive officers of Archstone-Smith. All CES and SMC board members are Trustees or executive officers of Archstone-Smith. Additionally, the Chairman and Chief Executive Officer of CES is an Archstone-Smith board member and receives compensation from CES for his position. No other Trustee or executive officer receives compensation for board positions on Ameriton, CES or SMC.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Real Estate Joint Ventures

At December 31, 2001, we had investments in ten real estate joint ventures with economic interests ranging from 20% to 40%. In aggregate, these ventures have 15,335 apartment units. These joint ventures were formed with institutional investors who seek investment opportunities with us to leverage our expertise in acquiring, developing and operating apartment communities and properties.

Following is a summary of the two most significant joint ventures formed during 2001. This information is presented as of the formation date. The joint ventures were formed through the contribution of apartment communities located in 16 non-core markets throughout the United States (dollar amounts in millions):

	2001
Month of venture formation	March	May(1)
Number of apartment communities in the ventures	12	15
Archstone ownership percentage	25%	25%
Investor partner ownership percentage	75%	75%
Aggregate fair value of apartment communities	$310.0	$339.5
Aggregate net book value of apartment communities	268.5	301.4
Aggregate net book value of debt and other liabilities assumed by the venture	18.5	16.8
Aggregate amount of mortgages obtained by the venture	202.0	225.3
Cash contributions by investor partner	71.3	82.0
Cash distributions to Archstone upon contribution of operating communities	267.4	297.5
Aggregate net book value of communities contributed, less debt and liabilities assumed by the venture	250.0	284.6
Gain recognized	17.4	12.9
Gain deferred	$23.8	$27.3

(1)
Reflects the formation of two joint ventures. One of the joint ventures formed in May includes two operating communities sold to the joint venture by Ameriton or its affiliates. The fair value and net book value related to these communities were $40.9 million and $33.9 million, respectively. In accordance with GAAP, no gain was recognized by Archstone-Smith on these two transactions.

For financial reporting purposes, we accounted for the transactions as a partial disposition of communities. As a result of our continuing economic interest in the joint ventures formed in 2001, we deferred the recognition of gains as outlined above and reduced the carrying value of our investment on the date of formation to zero. Gains on these transactions have effectively been recorded using the cost recovery method of accounting. The cost recovery method results in application of cash proceeds from the partial disposition to the carrying value of the entire asset as if a 100% interest were sold. Under the cost recovery method, gain is recognized only to the extent that such proceeds exceed the entire carrying value. Generally, the deferred gains noted above will be recognized in future periods in the event of a sale of the related assets to a third party. A portion of the deferred gain may also be recognized as income from unconsolidated real estate entities to the extent that our net investment recorded using the equity method of accounting is reduced to an amount less than zero. This could result from cash distributions exceeding our share of joint venture income in a reporting period. The ventures formed in 2001 have a ten-year life with flexible liquidation terms to ensure an orderly disposition of the communities based on prevailing market conditions. Cash distributions to the joint venture partners are paid quarterly. The venture partners have no ongoing capital commitments and no obligation to repay cash distributions. We receive management fees for managing the ventures and communities.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

In June and July of 2000, we formed two joint ventures with another institutional investor. The ventures were formed through our contribution of a total of 11 apartment communities with an estimated aggregate fair value of approximately $237.0 million. The investor contributed a total of $66.7 million of cash for an 80% ownership interest in each of the ventures. The ventures also obtained an aggregate of $153.7 million in mortgage loans from Freddie Mac secured by the 11 communities. We maintained a 20% ownership interest in each of the ventures valued at approximately $16.7 million and received cash distributions totaling $220.4 million. For financial reporting purposes, we accounted for the transactions as a partial disposition of the communities, which resulted in recognition of an aggregate net gain of $13.3 million. We only recognized 80% of the total gain, due to the 20% continuing ownership interest in the joint ventures. The ventures have a five-year life with flexible liquidation terms to ensure an orderly disposition of the communities, based on prevailing market conditions. We receive management fees for managing the communities and the ventures.

Summary Financial Information

Combined summary balance sheet data for our investments in unconsolidated entities follows (in thousands):

	2001	2000
Assets:
Real estate	$1,403,902	$542,484
Other assets	282,255	15,768

Total assets	$1,686,157	$558,252

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$211,839	$279,701
Mortgages payable	800,193	87,466
Other liabilities	126,250	13,188

Total liabilities	1,138,282	380,355

Owners’ equity	547,875	177,897

Total liabilities and owners’ equity	$1,686,157	$558,252

Selected summary results of operations for our significant unconsolidated investees presented on a stand-alone basis follows (only periods with reportable activity are presented):

	Ameriton			Service Businesses	Real Estate Joint Ventures		Totals
	2001	2000	1999	2001	2001	2000	2001	2000	1999
Total revenues	$44,364	$22,218	$13,796	$79,246	$97,338	$16,134	$220,948	$38,352	$13,796

Net earnings	$11,518	$4,533	$307	$2,885	$10,130	$(243)	$24,533	$4,290	$307

Our income from unconsolidated entities differs from the stand-alone net earnings from the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include; (i) only recording our proportionate share of net earnings in the unconsolidated investees; (ii) the impact of eliminating inter-company transactions; (iii) adjustments to depreciation and amortization expense resulting from applying purchase accounting in connection with the Smith Merger; and (iv) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(5)    Borrowings

Unsecured Credit Facilities

In connection with the Smith Merger, we assumed approximately $219 million of outstanding borrowings on Smith Partnership’s (and affiliates) unsecured credit facilities. These facilities were fully repaid and terminated in November 2001.

We have a $700 million unsecured revolving credit facility provided by a group of financial institutions led by JPMorgan Chase Bank. The $700 million facility matures in December 2003 and has a one-year extension, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.65%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. Under a competitive bid option contained in the credit agreement, we may be able to borrow up to $350 million at a lower interest rate spread over LIBOR, depending on market conditions. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the ratings of our Long-Term Unsecured Debt.

The following table summarizes our unsecured revolving credit facility borrowings (in thousands, except for percentages):

	Years Ended December 31,
	2001	2000
Total unsecured revolving credit facility	$700,000	$580,000
Borrowings outstanding at December 31	173,000	150,000
Weighted average daily borrowings	52,575	305,016
Maximum borrowings outstanding during the period	$250,000	$618,000
Weighted average daily nominal interest rate	5.31%	7.01%
Weighted average daily effective interest rate	9.76%	7.45%

We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate agreed to at the time of borrowing and ranged from 2.69% to 7.31% during 2001. At December 31, 2001 and 2000, there were $15.6 million and $43.7 million of borrowings outstanding under this agreement, respectively.

Long-Term Unsecured Debt

A summary of our Long-Term Unsecured Debt outstanding at December 31, 2001 and 2000 follows (dollar amounts in thousands):

Type of Debt	Coupon Rate(1)	Effective Interest Rate(2)	Balance at December 31, 2001	Balance at December 31, 2000	Average Remaining Life (Years)
Long-term unsecured senior notes	7.52%	7.72%	$1,255,537	$1,325,547	6.3
Unsecured tax-exempt bonds	3.16%	3.61%	78,353	75,715	27.5

Total/average	7.26%	7.48%	$1,333,890	$1,401,262	7.5

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

The $1.3 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity in 2028 (see—Scheduled Debt Maturities). The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

Mortgages Payable

In connection with the Smith Merger, we acquired approximately $1.4 billion of mortgages payable, at fair value, with interest rates ranging from 6.10% to 8.51% and maturities from July 2004 to October 2027.

Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see—Scheduled Debt Maturities). A summary of mortgages payable outstanding at December 31, 2001 follows (dollar amounts in thousands):

	Effective Interest Rate(1)	Principal Balance at December 31,
		2001	2000
Fannie Mae secured debt (2)	6.10%	$661,764	$406,989
Freddie Mac secured line of credit (3)	4.42%	163,768	—
Conventional fixed rate	6.63%	1,266,569	200,694
Tax-exempt fixed rate	7.25%	7,216	17,676
Tax-exempt floating rate	3.66%	207,716	226,325
Other	5.19%	23,500	24,120

Total/average mortgage debt	6.05%	$2,330,533	$875,804

(1)	Includes the effect of fair value hedges, credit enhancement fees, and other related costs, where applicable, as of December 31, 2001.
(2)
Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae’s approval.

(3)
The Freddie Mac facility was assumed in connection with the Smith Merger and provides for maximum borrowings of up to $300 million if we have sufficient collateral in place. Borrowings under the Freddie Mac facility bear interest at a floating rate over LIBOR based on debt service coverage ratios. The facility expires on May 31, 2010. In January 2002, one of our real estate properties was released from the collateral pool, leaving one asset collateralizing this facility.

The change in mortgages payable during 2001 and 2000 consisted of the following (in thousands):

	2001	2000
Balance at January 1	$875,804	$694,948
Mortgages assumed in Smith Merger	1,393,057	—
Notes assumed or originated	167,289	227,536
Regularly scheduled principal amortization	(4,820)	(4,833)
Prepayments, final maturities and other	(100,797)	(41,847)

Balance at December 31	$2,330,533	$875,804

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Scheduled Debt Maturities

Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

		Mortgages Payable
	Long-Term Unsecured Debt	Regularly Scheduled Principal Amortization	Final Maturities and Other	Total
2002	$97,500	$11,334	$11,207	$120,041
2003	171,250	12,079	62,968	246,297
2004	51,250	12,383	74,289	137,922
2005	251,250	12,952	33,030	297,232
2006	51,250	12,256	452,583	516,089
Thereafter (1)	711,390	258,054	1,377,398	2,346,842

Total	$1,333,890	$319,058	$2,011,475	$3,664,423

(1)	The average annual principal payments due from 2007 to 2028 are $111.8 million per year.

The $700 million unsecured credit facility matures in December 2003 and has a one-year extension option.

Other

Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2001.

See Note 10 for a summary of derivative financial instruments used in connection with our debt instruments.

(6)    Distributions to Unitholders

The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. In December, we announced an anticipated increase in the annual distribution from $1.64 to $1.70 per Common Unit.

The following table summarizes the cash distributions paid per unit on Common Units and Preferred Units during 2001, 2000 and 1999:

	2001	2000	1999
Common Units	$1.64	$1.54	$1.48
Series A Preferred Units	2.21	2.07	1.99
Series B Preferred Units(1)	0.79	2.25	2.25
Series C Preferred Units	2.16	2.16	2.16
Series D Preferred Units(2)	$2.19	$2.19	$0.88
(1)	All of the outstanding Series B Preferred Units were redeemed on May 7, 2001. The cash distribution paid for the period from January 1, 2001 to May 7th, 2001 was $0.79 per unit.
(2)	Units were issued in August 1999. The annualized distribution level is $2.19 per unit.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(7)    Unitholders’ Equity and Other Common Unitholders’ Interest

A-1 Common Units

In connection with the Smith Merger, the Operating Trust issued approximately 25.5 million A-1 Common Units to former Smith Partnership unitholders. These units are redeemable at the option of the A-1 Common Unitholders. The Operating Trust has the option of redeeming the A-1 Common Units with cash or Archstone-Smith has the option to redeem the A-1 Common Units with cash or with Common Shares. The A-1 Common Unitholders’ aggregate interest in the Operating Trust was approximately 12.7% at December 31, 2001.

Units of Beneficial Interest

During 2001, in connection with the Smith Merger, our Declaration of Trust was amended to increase the number of authorized units to 450,000,000 from 250,000,000, and change the par value of our units to $0.01 from $1.00. Our Declaration of Trust allows us to issue Common Units, preferred units and such other units of beneficial interest as the Board may create and authorize from time to time. The Board may classify or reclassify any unissued units from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.

Series B Redemption

In May 2001, we redeemed and retired all outstanding units of Series B Preferred Units at the liquidation preference of $25 per unit, plus accrued and unpaid distributions, for total cash total of $104.7 million.

Common Unit Repurchase

In February 2001, Archstone facilitated the liquidation of Security Capital’s ownership of Common Units. Of the 31.8 million Common Units held by Security Capital prior to the transaction, we purchased 2.3 million units from Security Capital at $22.08 per unit and 29.5 million units were sold to the public. In connection with the sale of our Common Units, Security Capital relinquished their right to representation on the Board.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Preferred Units

The Operating Trust’s Preferred Units have substantially similar rights, preferences and privileges as the same series of Archstone-Smith Preferred Shares.

A summary of our Convertible Preferred Units outstanding at December 31, 2001 and 2000, including their significant rights, preferences, and privileges follows:

	Redemption Date	Conversion Ratio	Liquidation value	Annual Distribution Rate Per Unit	Amounts in Thousands
					December 31,
Description					2001	2000
Series A Preferred Units; 3,154,035 and 3,306,035 units issued and outstanding at December 31, 2001 and 2000, respectively (1)(2)(3)	11/30/03	1.3469	$25.00	$2.21	$78,851	$82,651
Series H Preferred Units; 2,640,325 units issued and outstanding at December 31, 2001(1)(3)	05/15/03	1.975	27.08	3.24	71,500	—
Series J Preferred Units; 684,931 units issued and outstanding at December 31, 2001(1)(3)	07/13/02	1.975	36.50	3.24	25,000	—
Series K Preferred Units; 666,667 units issued and outstanding at December 31, 2001(1)(3)	10/01/04	1.975	37.50	3.24	25,000	—
Series L Preferred Units; 641,026 units issued and outstanding at December 31, 2001(1)(3)	11/05/05	1.975	$39.00	$3.32	25,000	—

					$225,351	$82,651

(1)
The distribution is calculated as the higher of the annual distribution rate per unit, or the distribution on Common Units as if converted. The distribution reflected here is the actual distribution that would be paid based on the current Common Unit distribution.

(2)	During 2001, 2000 and 1999 approximately 152,000, 399,000 and 965,000 of Series A Preferred Units were converted into approximately 205,000, 538,000 and 1,300,000 Common Shares, respectively.
(3)	Series A, H, J, K and L may be redeemed for cash at our option, in whole or in part, at the redemption price equal to the liquidation value.

A summary of our Perpetual Preferred Units outstanding at December 31, 2001 and 2000, including their significant rights, preferences, and privileges follows:

	Redemption Date(1)	Liquidation Value	Annual Distribution Rate Per Unit	Amounts in Thousands
				December 31,
Description				2001	2000
Series B Preferred Units; 4,186,800 units issued and outstanding at December 31, 2000 (redeemed on May 7, 2001)	05/24/00	$25.00	$2.25	$—	$104,670
Series C Preferred Units; 1,966,715 and 1,989,200 units issued and outstanding at December 31, 2001 and 2000, respectively	08/20/02	25.00	2.16	49,168	49,730
Series D Preferred Units; 1,983,816 and 1,992,200 units issued and outstanding at December 31, 2001 and 2000, respectively	08/06/04	25.00	2.19	49,595	49,805
Series I Preferred Units; 500 units issued and outstanding at December 31, 2001.	02/01/28	$100,000.00	$7,660	50,000	—

				$148,763	$204,205

(1)
Series C, D, and I Preferred Units may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distribution, if any, on or after the redemption dates indicated

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

The holder of our Preferred Units does not have preemptive rights over the holders of Common Units, but have limited voting rights under certain circumstances. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements and we are not obligated to redeem or retire the units. Holders of the Preferred Units are entitled to receive, when and as declared and authorized by the Board, out of funds legally available for the payment of distributions, cumulative preferential cash distributions. All Preferred Unit distributions are cumulative from date of original issue and all series of Preferred Units rank on parity as to distributions and liquidation proceeds. All distributions due and payable on Preferred Units have been accrued and paid as of the end of each fiscal year.

If six quarterly distribution payments (whether or not consecutive) on any series or class of Archstone-Smith preferred shares that are of equal rank with respect to distributions and any distribution of assets, shall not be paid in full, the number of Archstone-Smith Trustees shall be increased by two and the holders of all such Archstone-Smith preferred shares voting as a class regardless of series or class, shall be entitled to elect the two additional trustees. Whenever all arrears in distributions have been paid, the right to elect the two additional trustees shall cease and the terms of such trustees shall terminate.

Dividend Reinvestment and Share Purchase Plan

Archstone-Smith’s Dividend Reinvestment and Share Purchase Plan was designed and implemented to increase ownership in the company by private investors. Under the plan, holders of Archstone-Smith Common Shares and Operating Trust A-1 Common Units have the ability to automatically reinvest their cash distributions or dividends to purchase additional Common Shares at a two percent discount from market rates, based on the average of the high and low sales price of a Common Share on the day of the purchase. Additionally, existing and prospective investors have the ability to tender cash payments that will be applied towards the purchase of Common Shares. The amount purchased by an individual is limited to a maximum of $5,000 per month, with any investments above the limitation requiring our approval. We have not granted approvals for any purchases above the $5,000 threshold since inception of the plan. In December 2001, Archstone-Smith filed a post-effective amendment to their registration statement with the Securities and Exchange Commission. As of December 31, 2001 Archstone-Smith had 244,734 Common Shares left to issue under this plan.

Shelf Registration

As of December 31, 2001, we had approximately $577.2 million in shelf registered securities available for issuance. The shelf registration, as amended, can be used to issue securities in the form of senior unsecured notes on an as-needed basis, subject to our ability to complete offerings on satisfactory terms. See Note 17 for a discussion of a subsequent event which reduced our shelf-registered securities available for issuance to $377.2 million.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(8)    Minority Interest

Minority interest consists of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000
DownREIT Perpetual Preferred Units	$73,180	$73,187
DownREIT OP Units	18,747	20,150
Other minority interests	2,600	—

Total	$94,527	$93,337

DownREIT Perpetual Preferred Units

At various dates, our consolidated subsidiaries have issued perpetual preferred units to limited partnerships in exchange for cash. Unless redeemed, the units are convertible into Operating Trust preferred units and then into a specified series of Archstone-Smith non-convertible perpetual preferred shares after certain dates. Following is a summary of outstanding DownREIT Perpetual Preferred Units as of December 31, 2001:

	Redemption Date(1)	Liquidation Value	Annual Distribution Rate Per Unit	Amounts in Thousands
				December 31,
Description				2001	2000
Series E Perpetual Preferred Units; 1,600,000 Units issued and outstanding at December 31, 2001 and 2000	08/13/04	$25.00	$2.09	$39,123	$39,130
Series F Perpetual Preferred Units; 800,000 Units issued and outstanding at December 31, 2001 and 2000	09/27/04	25.00	2.03	19,464	19,464
Series G Perpetual Preferred Units; 600,000 Units issued and outstanding at December 31, 2001 and 2000	03/03/05	$25.00	$2.16	14,593	14,593

				$73,180	$73,187

(1)	The units are redeemable, at our option, in whole or in part, at the liquidation preference plus unpaid distributions on or after the dates indicated here.

DownREIT OP Units

As of December 31, 2001, and 2000, there were approximately 871,000, and 949,000, respectively, of DownREIT OP Units outstanding that had been issued in exchange for real estate by consolidated subsidiaries of Archstone-Smith. These units are convertible into Common Shares on a one-for-one basis and are entitled to distributions in amounts equal to those distributed on Common Shares.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our ownership percentage in each limited partnership before and after the issuance of partnership units during the periods covered by these financial statements:

			Archstone-Smith Equity as a Percentage of Total Partnership Equity
Partnership Name	Description of Unit Issuance During Period	Transaction Date	Before Transaction	After Transaction
ACL(1)	680,000 DownREIT Perpetual Preferred Units	02/04/00	78.0%	77.0%
ACL(1)	350,590 DownREIT OP Units	03/16/00	77.0%	76.0%
ACL II(2)	600,000 DownREIT Perpetual Preferred Units	03/03/00	78.0%	60.0%
(1)	“ACL” refers to Archstone-Smith Communities Limited Partnership
(2)	“ACL II” refers to Archstone-Smith Communities Limited Partnership II

(9)    Benefit Plans

Archstone-Smith maintains several different share based incentive plans. As Archstone-Smith issues shares and options pursuant to these plans, the Operating Trust must issue Common Units on a one-for-one basis. The information contained in this footnote pertains to the share based benefit plans of Archstone-Smith. While shares and options issued under these plans are issued by Archstone-Smith, related compensation costs, if any, are borne by the Operating Trust.

The long-term incentive plan was approved in 1997, and was subsequently modified in connection with the Smith Merger. There have been four types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) restricted Common Share awards with a DEU feature; and (iv) employee share purchase program with matching options without the DEU feature.

No more than 20,000,000 share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 1,000,000 share or option awards in any one-year period. As of December 31, 2001 Archstone-Smith had 8,970,096 share awards available for future grants. The plan has a ten-year term.

Share Options and Trustee Options

The exercise price of each option granted is equal to the Common Share closing price on the date of grant. The options awarded through mid-2001 generally vest at a rate of 25% per year; options granted in the latter part of 2001 generally vest at the rate of 33 1/3% a year.

Additionally, Archstone-Smith has authorized 400,000 Common Shares for issuance to their outside trustees. The exercise price of outside trustee options is equal to the fair value on the date of the grant. All of the options granted prior to 1999 have five-year term and are exercisable in whole or in part at any time. The options issued subsequent to 1998 have a DEU feature, a 10-year term and vest over a four-year period.

A summary of all options outstanding at December 31, 2001 follows:

	Number of Options	Exercise Prices			Weighted-Average Remaining Contractual Life
		Range	Average	Expiration Date
Matching options under the 1997 employee unit purchase program	955,975	$21.19 - $23.34	$22.20	2007-2008	5.74 years
Options with DEUs	1,388,602	$19.00 - $23.34	20.59	2007-2009	7.03 years
Options without DEUs	2,343,566	$22.56 - $26.40	25.51	2010-2011	9.44 years
Outside trustee options	87,000	$21.75 - $23.95	22.90	2002-2011	7.39 years
Converted Smith options	3,332,485	$12.16 - $23.18	18.41	2004-2010	7.79 years

Total	8,107,628	$12.16 - $26.40	$21.33

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of our option plans as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below:

	Number of Options	Weighted Average Exercise Price	Number of Options Exercisable
Balance/Average at December 31, 1998	4,156,649	$21.62	48,000

Granted	923,528	20.74
Exercised	(10,000)	18.83
Forfeited	(873,763)	21.87

Balance/Average at December 31, 1999	4,196,414	$21.36	873,325

Granted	1,259,776	24.51
Exercised	(371,333)	21.49
Forfeited	(931,644)	21.40

Balance/Average at December 31, 2000	4,153,213	$22.29	1,182,120

Granted	1,236,560	26.30
Smith Merger replacement options	3,338,220	18.41
Exercised	(404,254)	26.02
Forfeited	(216,111)	22.42

Balance/Average at December 31, 2001	8,107,628	$21.33	5,131,390

Pro forma Compensation Expense

We have adopted SFAS No. 123, “Accounting for Stock-Based Compensation”, which allows us to continue to account for our various option plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of the option equals the market price of the underlying share on the date of grant, no compensation expense is recognized (except for compensation expense related to DEU’s as discussed previously). Accordingly, we did not recognize compensation expense related to options, as the exercise price of all options granted was equal to the market price on the date of grant. Had compensation cost for these plans been determined using the option valuation models prescribed by SFAS No. 123, net earnings attributable to Common Units and earnings per Common Unit for 2001, 2000 and 1999 would change as follows (dollar amounts in thousands):

	2001	2000	1999
Net earnings attributable to Common Units:
As reported	$243,297	$236,045	$204,526

Pro forma	$241,628	$235,022	$203,348

Basic earnings per Common Unit:
As reported	$1.81	$1.79	$1.46

Pro forma	$1.79	$1.78	$1.45

Diluted earnings per Common Unit:
As reported	$1.79	$1.78	$1.46

Pro forma	$1.78	$1.77	$1.45

The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

	2001	2000	1999
Weighted average risk-free interest rate	4.06%	5.43%	6.52%
Weighted average distribution yield	6.79%	6.77%	6.97%
Weighted average volatility	15.67%	23.65%	16.31%
Weighted average expected option life	5.0 years	6.3 years	6.3 years

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

The weighted average fair value of all options granted (excluding Trustee options) was approximately $1.60, $3.00 and $2.00 per option during 2001, 2000 and 1999, respectively.

Restricted Common Share Awards

During 2001, 2000 and 1999 Archstone-Smith awarded 168,066, 131,942 and 360,394 restricted Common Shares with a DEU feature to certain employees under the long-term incentive plan, respectively, of which 67,815 have been forfeited. Each restricted Common Share is subject to certain vesting provisions, and upon settlement provides the holder with one Common Share. The restricted Common Unit and related DEU feature generally vest at 20%-50% per year over a two to five-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

Dividend Equivalent Units

Under the modified long-term incentive plan, participants who are awarded restricted Common Shares may be credited with DEUs equal to the amount of distributions paid on Common Shares with respect to such awards. The DEUs are awarded annually each year and vest under substantially the same terms as the underlying unit options or restricted Common Shares.

DEUs can be awarded at the discretion of the compensation committee of the board of trustees. However, DEUs have not been awarded on option grants after 1999. A DEU on an option grant was equal to the amount of the distribution yield on Common Units, less the average distribution yield for the Standard & Poor’s 500 Stock Index. As of December 31, 2001, there were a total of 359,821 DEUs outstanding awarded to 104 holders of share options and restricted Common Shares. The outstanding DEUs were valued at $9.5 million on December 31, 2001 based upon market price of the Common Shares on that date. We recognize the value of the DEUs awarded as compensation expense over the vesting period. The matching options granted in connection with the 1997 employee purchase program and all of the employee options granted after 1999 (including the converted Smith Residential options) do not have a DEU feature.

401(k) Plan and Nonqualified Deferred Compensation Plan

In December 1997, the Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees’ annual contribution. Contributions by employees to the 401 (k) plan are subject to federal limitations. The matching employer contributions are made in Common Shares, which vest based on years of service at 20% per year. The Smith Residential nonqualified deferred compensation plan and the outside trustees deferred fee plan were merged into our existing nonqualified savings plan to form a new on-going nonqualified deferred compensation plan on January 1, 2002. Generally, the deferred compensation plan permits only deferrals of compensation by eligible employees and non-employee trustees. No employer contributions are currently being made to that plan. Amounts deferred under the deferred compensation plan are invested among a variety of investments as directed by the participants, and are generally deferred until termination of employment or service as a trustee.

Deferral of Fees by Non-Employee Trustees

Pursuant to the terms of the nonqualified deferred compensation plan, each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees are accrued based on the amount that would be payable if he had used the cash to purchase Common Shares on the date the fee was received and reinvested any distributions received during the deferral period into additional phantom Common Shares. Distributions can be deferred up to the date the Trustee ceases to serve on the Board and are payable in Common Shares. Alternatively, the Trustee can elect to have his or her deferred fees invested in one or more of the investment funds that are otherwise available under the deferred compensation plan, which amounts are payable only in cash.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(10)    Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

At December 31, 2001 and 2000, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balance at December 31, 2001		Balance at December 31, 2000
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Stock investments	$244	$244	$16,182	$16,182
Borrowings:
Unsecured credit facilities	$188,589	$188,589	$193,719	$193,719
Long-Term Unsecured Debt	1,333,890	1,344,917	1,401,262	1,392,216
Mortgages payable	$2,330,533	$2,330,149	$875,804	$892,733
Interest rate contracts:
Interest rate swaps	$(770)	$(770)	$—	$6,599
Interest rate caps	20	20	715	559

The amounts labeled “stock investments” in the table above include both investments in private equity securities and publicly-traded equity services for which there is a readily determinable fair market value. The publicly-traded equity securities are classified as “available for sale securities” and carried at fair market value, with unrealized gains and losses reported as a separate component of unitholders’ equity. The private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. During 2001, we concluded that our investments in private service and technology companies were impaired due to the investees financial position. Since the decline was other than temporary, we recorded a $12.2 million provision for possible loss on investments during the year ended December 31, 2001.

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

To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

Derivatives and Hedging Activities

We adopted SFAS No. 133/138, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce borrowing costs. This is typically accomplished using interest rate swaps, interest rate caps or by locking in rates on anticipated debt issuances.

Upon adoption of SFAS No. 133/138, on January 1, 2001 we recorded a net transition loss of $205,000 in other expense and a net transition unrealized gain of $3.8 million in other comprehensive income, related to the cumulative effect of an accounting change. In addition, for the year ended December 31, 2001 we recorded a $490,000 charge to other expense related to the change in time value of our interest rate caps. During the year ended December 31, 2001 we recorded a net charge of $19,000 to interest expense relating to an interest rate swap designated as a cash flow hedge that was more than 100% effective at offsetting interest rates on the underlying hedged debt. Based on current interest rates, we anticipate that over the next twelve months we will record interest expense of approximately $2.5 million resulting from the reclassification of a portion of the $5.5 million unrealized loss relating to cash flow hedges currently recorded in other comprehensive income. The combination of this expense with the lower interest expense we expect to pay on the underlying floating rate debt will result in overall interest expense equal to the contractually fixed amount resulting from the fixed rate swaps. As a matter of policy, we pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments, as of December 31, 2001 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

	Notional Amount	Maturity Date Range	Carrying and Estimated Fair Value
Cash flow hedges:
Interest rate caps	$152,958	2002–2005	$20
Interest rate swaps	200,000	2002–2006	(5,478)

Total cash flow hedges	$352,958	2002–2006	$(5,458)

Fair value hedges:
Interest rate swaps	$104,005	2006–2008	$3,911
Total rate of return swaps	69,756	2004–2007	797

Total fair value hedges	$173,761	2004–2008	4,708

Total hedges	$526,719	2002–2008	$(750)

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(11)    Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data (in thousands, except per unit amounts) for 2001 and 2000 is summarized below. The sum of the quarterly earnings per Common Unit amounts may not equal the annual earnings per Common Unit amounts due primarily to changes in the number of Common Units outstanding from quarter to quarter.

	Three Months Ended				Year Ended 12-31
	3-31	6-30	9-30	12-31
2001:
Total revenues	$175,056	$160,779	$163,674	$229,428	$728,937

Earnings from operations	37,600	42,822	39,558	55,417	175,397
Gains on dispositions of depreciated real estate, net	35,051	35,470	9,767	19,985	100,273
Less minority interest:
Perpetual preferred units	1,567	1,567	1,568	1,567	6,269
Convertible operating partnership units	389	389	389	357	1,524
Less extraordinary item	—	—	—	2,303	2,303
Less Preferred Unit distributions	6,307	4,904	3,913	7,153	22,277

Net earnings attributable to Common Units—Basic	$64,388	$71,432	$43,455	$64,022	$243,297

Net earnings per Common Unit:
Basic	$0.53	$0.59	$0.36	$0.37	$1.81

Diluted	$0.52	$0.58	$0.36	$0.37	$1.79

2000:
Total revenues	$177,016	$184,813	$187,889	$173,516	$723,234

Earnings from operations	43,197	46,882	49,971	36,416	176,466
Gains on dispositions of depreciated real estate, net	4,132	41,869	37,495	9,575	93,071
Less minority interest:
Perpetual preferred units	1,214	1,567	1,567	1,567	5,915
Convertible operating partnership units	230	366	365	365	1,326
Less extraordinary item	—	—	—	911	911
Less Preferred Unit distributions	6,431	6,370	6,307	6,232	25,340

Net earnings attributable to Common Units—Basic	$39,454	$80,448	$79,227	$36,916	$236,045

Net earnings per Common Unit:
Basic	$0.28	$0.58	$0.62	$0.30	$1.79

Diluted	$0.28	$0.57	$0.61	$0.30	$1.78

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(12)    Segment Data

We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. We rely primarily on NOI for purposes of making decisions about allocation resources and assessing segment performance.

Following are reconciliations of each reportable segment’s (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Years Ended December 31,
	2001	2000	1999
Reportable apartment communities segment revenues:
Garden communities	$639,004	$684,438	$634,028
High-rise properties	58,684	—	—
Other non-reportable operating segment revenues	31,249	38,796	32,994

Total segment and consolidated revenues	$728,937	$723,234	$667,022

	Years Ended December 31,
	2001	2000	1999
Reportable apartment communities segment NOI:
Garden communities	$430,654	$458,842	$416,515
High-rise properties	37,850	—	—
Other non-reportable operating segment NOI	3,597	4,094	3,766

Total segment NOI	472,101	462,936	420,281

Reconciling items:
Income from unconsolidated entities	14,374	2,752	2,118
Other income	12,769	31,938	27,096
Depreciation on real estate investments	(132,126)	(143,694)	(132,437)
Interest expense	(141,907)	(145,173)	(121,494)
General and administrative expenses	(26,503)	(23,157)	(22,156)
Provision for possible loss on investments	(14,927)	(5,200)	(2,000)
Other expenses	(8,384)	(3,936)	(2,069)

Consolidated earnings from operations	$175,397	$176,466	$169,339

	Year Ended December 31,
	2001	2000
Reportable operating communities segment assets:
Garden communities	$4,649,561	$4,649,792
High-rise properties	3,188,074	—
Other non-reportable operating segment assets	31,585	33,446

Total segment assets	7,869,220	4,683,238

Reconciling items:
Investment in and advances to unconsolidated entities	437,365	226,020
Cash and cash equivalents	7,027	9,077
Restricted cash in tax-deferred exchange escrow	120,421	3,274
Other assets	115,882	94,522

Consolidated total assets	$8,549,915	$5,016,131

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(13)    Income Taxes

These consolidated financial statements have been presented as if the Company was a partnership for all periods presented. For income tax purposes, the Company was subject to regulations under the Internal Revenue Code pertaining to REITs through October 31, 2001 and for partnerships subsequent to that date. In either case as a REIT or a partnership, our income is not generally subject to federal income taxes and no provision for income taxes is included in the accompanying statements of earnings.

As a partnership, we make distributions to our partners and allocate our taxable income to our partners. The major portion of distributions and income are paid/allocated to Archstone-Smith Trust with the remainder paid/allocated to third party unitholders.

The following table reconciles net earnings to taxable income subject to distribution requirement for the years ended December 31 (in thousands):

	For the Year Ended December 31,
	2001	2000	1999
	(estimated)
GAAP net earnings	$265,574	$261,385	$228,259
Book to tax differences:
Depreciation and amortization(1)	(2,016)	(7,311)	11,366
Gain or loss from capital transactions(2)	22,586	(29,077)	(46,006)
Merger expenses	(15,000)	—	—
Other	(1,445)	1,772	1,738

Taxable income, including capital gains	$269,699	$226,769	$195,357

(1)
In January 1999, we began using accelerated depreciable lives for tax purposes. This change resulted in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This was partially offset by the Smith Merger in 2001 as GAAP depreciation expense for the Smith assets was based on fair value and tax depreciation was based on a lower historical tax basis.

(2)
The negative tax adjustment during 1999 and 2000 was due to certain gains which were included in GAAP earnings but were deferred through 1031 exchanges for tax purposes and therefore excluded from taxable net earnings. This was offset during 2001 as certain taxable gains were deferred according to GAAP (see Note 4).

Distributions have been made as follows:

	For the Year Ended December 31,
	2001	2000	1999
Distributions to Archstone-Smith Trust	$238,984	$226,597	$202,800
Distributions to unitholders	10,426	—	—

Total distributions	$249,410	$226,597	$202,800

All distributions made to Archstone-Smith Trust were subsequently paid to its shareholders.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(14)    Homestead Mortgage Notes

In July 2000, we completed a transaction to repurchase approximately 17.5 million of our Common Units held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million. The Homestead mortgage notes and related balances had a net book value of $195.7 million on the date of the transaction. We recognized a gain of $9.3 million related to this transaction in the third quarter of 2000.

In March 2000, we determined that the conversion feature associated with our investment in Homestead mortgage notes had no continuing economic value. Therefore, a write-off of the net unamortized balance of the conversion feature, aggregating $2.8 million, was recorded. The remaining balances associated with the convertible mortgage notes were not affected.

(15)    Commitments and Contingencies

Commitments

At December 31, 2001 we have seven non-cancelable ground leases for certain apartment communities and buildings that expire between 2032 and 2083. Each ground lease generally provides for a fixed annual rental payment plus additional rental payments based on the properties operating results. Additionally, we lease certain office space under non-cancellable operating lease with fixed annual rental payments.

The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2001 (in thousands):

2002	$4,380
2003	3,981
2004	3,836
2005	3,350
2006	3,368
Thereafter (2007-2083)	105,336

Total	$124,251

See Note 3 for real estate-related commitments.

Litigation and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

We are subject to environmental regulations related to the ownership, operation, development and acquisition of real estate. As part of our due diligence investigation procedures, we conduct Phase I environmental assessments on each property prior to acquisition. The cost of complying with environmental regulations was not material to Archstone-Smith’s results of operations for any of the years in the three-year period ended December 31, 2001. We are not aware of any environmental condition on any of our communities, which is likely to have a material effect on our financial condition or results of operations.

Archstone-Smith Operating Trust

Notes to Consolidated Financial Statements—(Continued)

(16)    Supplemental Cash Flow Information

Significant non-cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

(i)	See Note 1 regarding the Smith Merger;
(ii)
We repurchased approximately 17.5 million Common Units held by Security Capital in exchange for Homestead mortgage notes with a face amount of $221.3 million and cash of $178.7 million, see Note 14 for more information;

(iii)
In connection with the acquisition of apartment communities, we assumed mortgage debt of $167.3 million, $71.0 million and $105.4 million (excluding mortgage debt assumed in the Smith Merger) during the years ended December 31, 2001, 2000 and 1999, respectively;

(iv)	Holders of Series A Preferred Units converted $3.8 million, $10.0 million and $24.1 million of their units into Common Units during the years ended December 31, 2001, 2000 and 1999, respectively;
(v)
We entered into joint venture transactions formed through our contribution of apartment communities and land in exchange for cash and an ownership interest in each of the ventures with an aggregate carrying value of $569.9 million and $19.7 million during the years ended December 31, 2001 and 2000, respectively;

(vi)
A consolidated subsidiary acquired a development site in Los Angeles County, California in exchange for cash and 351,000 convertible operating partnership units valued at approximately $6.8 million during the year ended December 31, 2000;

(vii)	We refinanced approximately $54.8 million and $59.7 million in bonds during the year ended December 31, 2000 and 1999, respectively.

(17) Subsequent	Events

On February 15, 2002, we issued $200 million of long-term unsecured senior notes due in February 2012. These notes bear interest at a coupon rate of 6.5% annually, with an effective interest rate of 6.6%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

Independent Auditors’ Report

The Trustee and Unitholders
Archstone-Smith Operating Trust:

Under date of February 6, 2002, except as to Note 17, which is as of February 15, 2002, we reported on the consolidated balance sheets of Archstone-Smith Operating Trust (formerly known as Archstone Communities Trust) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, unitholders’ equity and other common unitholders’ interest, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of Archstone-Smith Operating Trust’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

KP	MG LLP

Chicago, Illinois
February 6, 2002

Archstone-Smith Operating Trust
Real Estate and Accumulated Depreciation

	December 31, 2001
	(Dollar amounts in thousands)
			Initial Cost to Archstone-Smith Operating Trust		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2001
	Units	Encum- brances	Land	Buildings & Improvements		Land	Buildings & Improvements	Totals	Accumulated Depreciation	Con- struction Year	Year Acquired
Apartment Communities:
East Division (garden communities):
Atlanta, Georgia	3,403	$116,000	$34,534	$195,690	$23,443	$34,534	$219,133	$253,667	$30,073	1978-1999	1998-2001
Austin, Texas	714	26,210	3,508	7,431	22,307	3,508	29,738	33,246	5,882	1979-1996	1993
Boston, Massachusetts	1,699	71,616	185,116	46,236	25,281	185,116	71,517	256,633	12,233	1975-2000	1999-2001
Charlotte, North Carolina	668	0	5,945	16,489	24,183	5,945	40,672	46,617	2,862	1997-2001	1998
Chicago, Illinois	3,912	118,970	159,036	143,651	9,089	159,036	152,740	311,776	11,309	1968-1988	1999-2001
Dallas, Texas	1,616	15,043	11,899	61,314	24,600	11,899	85,914	97,813	13,610	1983-1998	1993-1998
Denver, Colorado	3,036	64,372	23,089	57,139	116,004	23,089	173,143	196,232	20,327	1981-2001	1992-2001
Houston, Texas	1,408	25,020	16,391	22,993	33,128	16,391	56,121	72,512	11,731	1972-1996	1994-1996
Nashville, Tennessee	445	4,802	3,657	20,719	1,604	3,657	22,323	25,980	2,527	1986	1998
Orlando, Florida	312	0	3,110	17,620	525	3,110	18,145	21,255	2,391	1988	1998
Raleigh, North Carolina	2,026	26,618	19,453	110,250	14,810	19,453	125,060	144,513	16,495	1985-1999	1998
San Antonio, Texas	978	9,131	5,504	4,338	42,452	5,504	46,790	52,294	9,847	1979-1996	1992-1993
Stamford, Connecticut	160	0	5,775	1,225	21,140	5,775	22,365	28,140	0	2001	2000
Southeast, Florida	2,315	7,967	20,630	97,180	47,270	20,630	144,450	165,080	15,072	1986-2001	1998-1999
Washington, D.C.	9,405	281,931	301,243	590,595	88,978	301,243	679,573	980,816	25,452	1941-2001	1998-2001
West Coast, Florida	934	5,293	7,012	39,728	7,778	7,012	47,506	54,518	6,476	1982-1988	1998

East Division Total	33,031	$772,973	$805,902	$1,432,598	$502,592	$805,902	$1,935,190	$2,741,092	$186,287

West Division (garden communities)
Albuquerque, New Mexico	1,491	$—	$11,238	$30,527	$33,806	$11,238	$64,333	$75,571	$14,088	1981-1996	1991-1996
Bay Area, California	5,142	127,240	178,161	243,921	220,772	178,161	464,693	642,854	51,098	1965-2001	1995-2000
Inland Empire, California:	1,884	17,641	15,020	85,133	11,644	15,020	96,777	111,797	14,486	1985-1990	1995-1997
Las Vegas, Nevada	896	0	5,904	33,561	7,534	5,904	41,095	46,999	7,727	1986	1995
Los Angeles, California	1,371	39,342	109,232	29,518	17,484	109,232	47,002	156,234	6,216	1985-2001	1998-2001
Orange County, California	1,647	50,686	25,612	46,136	101,277	25,612	147,413	173,025	13,699	1986-2001	1996-1999

			Initial Cost to Archstone-Smith Operating Trust		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2001
	Units	Encum- brances	Land	Buildings & Improvements		Land	Buildings & Improvements	Totals	Accumulated Depreciation	Con- struction Year	Year Acquired
Phoenix, Arizona	2,648	46,777	17,826	30,435	100,630	17,826	131,065	148,891	20,336	1980-2001	1993-1997
Portland, Oregon	1,189	0	8,513	15,527	50,300	8,513	65,827	74,340	9,514	1985-1998	1995-1996
Reno, Nevada	324	0	2,002	0	19,477	2,002	19,477	21,479	3,294	1997	1995
Salt Lake City, Utah	776	7,205	7,864	14,171	32,047	7,864	46,218	54,082	4,276	1985-2000	1997
San Diego, California	3,241	62,124	59,133	159,081	125,126	59,133	284,207	343,340	24,245	1985-2001	1996-1998
Seattle, Washington	3,402	23,936	39,000	99,114	139,832	39,000	238,946	277,946	28,846	1986-2000	1995-1999
Ventura County, California	1,082	0	13,526	53,473	35,040	13,526	88,513	102,039	7,175	1985-2001	1997-1999

West Division Total	25,093	$374,951	$493,031	$840,597	$894,969	$493,031	$1,735,566	$2,228,597	$205,000
Charles E. Smith Division (high rise properties):
Boston, Massachusetts	693	$65,506	$41,345	$121,883	$3,754	$41,345	$125,637	$166,982	$585	1986-1998	2001
Chicago, Illinois	3,839	235,849	149,558	444,357	17,814	149,558	462,171	611,729	2,084	1969-2001	2001
Southeast Florida	5,059	81,194	207,359	248,503	3,270	207,359	251,773	459,132	1,276	1964-2000	2001
Greater Washington, D.C. Metropolitan Area	12,267	800,060	608,218	1,333,019	19,042	608,218	1,352,061	1,960,279	6,569	1923-2001	2001

Charles E. Smith Division Total	21,858	$1,182,609	$1,006,480	$2,147,762	$43,880	$1,006,480	$2,191,642	$3,198,122	$10,514
Total Apartment Communities-
Operating and Under Construction	79,982	$2,330,533	$2,305,413	$4,420,957	$1,441,441	$2,305,413	$5,862,398	$8,167,811	$401,801

Other:
Development Communities In
Planning and owned								76,611	—
Hotel, Retail and Other Assets								31,582	4,983
Total Real Estate Assets								$8,276,004	$406,784

SCHEDULE III

The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone-Smith Operating Trust’s investment in real estate, at cost (in thousands):

	Year Ended December 31,
	2001	2000	1999
Carrying Amounts

Balance at January 1	$5,058,910	$5,086,486	$4,771,315
Apartment communities:
Apartment properties acquired in the Smith Merger	3,733,936	—	—
Acquisition-related expenditures	339,055	372,539	401,392
Redevelopment expenditures	39,136	37,547	72,517
Recurring capital expenditures	20,184	13,937	13,022
Development expenditures, excluding land acquisitions	185,988	228,819	334,049
Acquisition and improvement of land for development	48,120	68,308	43,417
Dispositions	(1,152,668)	(743,287)	(542,554)
Provision for possible loss on investments	(2,710)	(5,200)	(450)

Net apartment community activity	$3,211,041	$(27,337)	$321,393

Other:
Retail asset acquired in the Smith Merger	5,976	—	—
Change in other real estate assets	77	(239)	(4,672)
Provision for possible loss on investments	—	—	(1,550)

Net other activity	6,053	(239)	(6,222)

Balance at December 31	$8,276,004	$5,058,910	$5,086,486

	December 31,
	2001	2000	1999
Accumulated Depreciation
Balance at January 1	$375,672	$300,658	$205,795
Depreciation for the year	132,126	143,694	132,437
Accumulated depreciation on real estate dispositions	(101,014)	(68,624)	(37,230)
Other	—	(56)	(344)

Balance at December 31	$406,784	$375,672	$300,658

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each of Archstone-Smith Operating Trust, A Maryland real estate investment trust, and the undersigned officers of Archstone-Smith Operating Trust, hereby constitutes and appoints, R. Scot Sellers, Charles E. Mueller, Jr., Mark A. Schumacher, and Caroline Brower its or his-/her true and lawful attorneys-in-fact and agents, for it or him/her and in its or his/her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he/she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Archstone-Smith Operating Trust
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHSTONE-SMITH OPERATING TRUST

By: /s/ R. SCOT SELLERS
R. Scot Sellers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ R. SCOT SELLERS	Chairman of the Board,	March 27, 2002
R. Scot Sellers	Chief Executive Officer

/s/ CHARLES E. MUELLER, JR.	Executive Vice President and	March 27, 2002
Charles E. Mueller, Jr.	Chief Financial Officer

/s/ MARK A. SCHUMACHER	Senior Vice President	March 27, 2002
Mark A. Schumacher	and Controller

Index to Exhibits

Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description
3.1
Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.3 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

3.2
Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.4 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

4.1
Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on November 1, 2001)

4.2	Amended and Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
4.3
Indenture, dated as of February 1, 1994, between Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Annual Report on Form 10-K for the year ended December 31, 1993)

4.4
First Supplemental Indenture, dated February 2, 1994, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust), Morgan Guaranty Trust Company of New York and State Street Bank and Trust Company, as successor Trustee (incorporated by reference to Exhibit 4.3 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Current Report on Form 8-K dated July 19, 1994)

4.5
Indenture, dated as of August 14, 1997, between Security Capital Atlantic Incorporated and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to Security Capital Atlantic Incorporated’s Registration Statement on Form S-11 (File No. 333-30747))

4.6
Rights Agreement, dated as of August 31, 2001, by and between Archstone-Smith Trust and Mellon Investor Services, LLC, including the form of rights certificate (incorporated by reference to Exhibit 3.13 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))

4.7
Form of Archstone-Smith Trust common share of beneficial interest ownership certificate (incorporated by reference to Exhibit 3.3 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))

4.8
Form of Archstone-Smith Operating Trust Class A-1 common unit certificate (incorporated by reference to Exhibit 3.11 to Archstone-Smith Operating Trust’s Registration Statement on Form S-4 (File No. 333-64540))

10.1	1987 Share Option Plan for Outside Trustees, as amended (incorporated by reference to Exhibit 2.1(c) to Archstone Communities Trust’s Current Report on Form 8-K filed with the SEC on June 19, 2001)
10.2	Amendment to 1996 Share Option Plan for Outside Trustees (incorporated by reference to Exhibit 4.6 to Archstone Communities Trust’s Registration Statement on Form S-8 (File No. 333-60815))
10.3	Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.4	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to Archstone-Smith Trust’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.5
Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.7 to Archstone-Smith Trust’s Annual Report on Form 10-K for the year ended December 31, 2001)

Index to Exhibits-(Continued)

Number	Description
10.6
Form of Change in Control Agreement between Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone Communities Trust’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.7
Credit Agreement, dated December 20, 2000, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and The Chase Manhattan Bank, as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 99.4 to Archstone Communities Trust’s Current Report on Form 8-K dated February 16, 2001)

10.8
Agreement and First Amendment, dated as of September 21, 2001, to Credit Agreement, dated as of December 20, 2000, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.2 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

10.9
Agreement and Second Amendment, dated as of November 1, 2001, to Credit Agreement, dated as of December 20, 2000, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.3 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

10.10
Parent Agreement, dated as of November 1, 2001, by and among Archstone-Smith Operating Trust and Chase Manhattan Bank, in its capacity as Agent for the lenders under the Credit Agreement, dated as of December 20, 2000, as amended, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.4 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

10.11
Master Credit Facility Agreement, dated as of December 1, 1998, by and among Archstone-Smith Operating Trust and ASN Multifamily Limited Partnership and Berkshire Mortgage Finance Limited Partnership (incorporated by reference to Exhibit 10.10 to Archstone Communities Trust’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.12	Archstone Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone-Smith Trust’s Registration Statement on Form S-3 (No. 333-44639-01))
10.13
Shareholders’ Agreement, dated as of October 31, 2001, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, Robert H. Smith and Robert P. Kogod (incorporated by reference to Exhibit 10.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)

10.14
Noncompetition Agreement by and among Charles E. Smith Residential Realty, Inc., Charles E. Smith Residential Realty L.P. and Robert P. Kogod and Robert H. Smith (incorporated by reference to Exhibit 10.1 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.15	Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.16
License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty, Inc. (incorporated by reference to Exhibit 10.35 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

10.17
License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.36 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

Index to Exhibits-(Continued)

Number	Description
10.18
Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. (“Smith Three”) and The Northwestern Mutual Life Insurance Company (“Northwestern”) (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.19
Guarantee of Recourse Obligations by Smith Three and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.3 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.20
Absolute Assignment of Leases and Rents between Smith Three and Northwestern (incorporated by reference to Exhibit 10.4 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.21
Promissory Note of Smith Three to Northwestern (incorporated by reference to Exhibit 10.5 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.22
Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. (“Smith Three D.C.”) and Northwestern (incorporated by reference to Exhibit 10.6 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.23
Guarantee of Recourse Obligations by Smith Three D.C. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.7 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.24
Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (incorporated by reference to Exhibit 10.8 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.25
Purchase Money Promissory Note of Smith Three D.C. to Northwestern (incorporated by reference to Exhibit 10.9 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.26
Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. (“Smith Two”), Smith Property Holdings Two (D.C.) L.P. (“Smith Two D.C.”) and Green Park Financial Limited Partnership (“Green Park”) (incorporated by reference to Exhibit 10.47 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.27
Supplemental Loan Agreement by and among Smith Property Holdings One L.P. (“Smith One D.C.”), Smith Property Holdings One (D.C.) L.P. (“Smith One D.C.”) and GMAC (incorporated by reference to Exhibit 10.13 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.28	Multifamily Note of Smith One to GMAC (incorporated by reference to Exhibit 10.14 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.29	Multifamily Note of Smith One D.C. to GMAC (incorporated by reference to Exhibit 10.15 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.30
Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (incorporated by reference to Exhibit 10.16 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.31
Property Management Agreement by and between Smith One and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.17 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.32
Multifamily Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (incorporated by reference to Exhibit 10.18 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

Index to Exhibits-(Continued)

Number	Description
10.33
Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (incorporated by reference to Exhibit 10.19 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

10.34
Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia National Real Estate Finance, Inc., as Lender. (incorporated by reference to Exhibit 99.1 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
21	Subsidiaries of Archstone-Smith Operating Trust
23.1	Consent of KPMG LLP
24	Power of Attorney (included on page 78)