Form 10-Q
period 2003-06-30
ARCHSTONE SMITH OPERATING TRUST
filed 2003-08-07
CIK 80737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      At July 31, 2003, there were approximately 17,830,133 Class A-1 Common Units outstanding held by non-affiliates.

		Page
Item	Description	Number

PART 1
1.	Financial Statements	3
	Condensed Consolidated Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Earnings — Three and six months ended June 30, 2003 and 2002 (unaudited)	4
	Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income — Six months ended June 30, 2003 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2003 and 2002 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Independent Accountants’ Review Report	20
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
3.	Quantitative and Qualitative Disclosures About Market Risk	33
4.	Controls and Procedures	33
PART II
1.	Legal Proceedings	33
6.	Exhibits and Reports on Form 8-K	34

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except unit data)
ASSETS
Real estate	$8,564,319	$8,838,821
Less accumulated depreciation	617,793	571,247

	7,946,526	8,267,574
Investments in and advances to unconsolidated entities	401,012	346,946

Net investments	8,347,538	8,614,520
Cash and cash equivalents	8,926	12,846
Restricted cash in tax-deferred exchange escrow	74,140	—
Other assets	275,642	227,702

Total assets	$8,706,246	$8,855,068

LIABILITIES AND EQUITY
Liabilities:
Unsecured credit facilities	$123,815	$365,578
Long-Term Unsecured Debt	1,883,017	1,776,103
Mortgages payable	1,907,212	1,960,827
Distributions payable	1,583	91,616
Accounts payable, accrued expenses and other liabilities	268,707	279,685

Total liabilities	4,184,334	4,473,809

Minority interest	2,510	2,600

Other common unitholders’ interest, at redemption value (A-1 Common Units:
24,932,070 in 2003 and 24,621,853 in 2002)	598,370	579,598

Unitholders’ equity:
Convertible Preferred Units	123,166	194,671
Perpetual Preferred Units	160,325	160,550
Common unitholder’s equity (A-2 Common Units: 188,489,055 units in 2003 and 180,705,795 units in 2002)	3,639,985	3,456,179
Accumulated other comprehensive loss	(2,444)	(12,339)

Total unitholders’ equity	3,921,032	3,799,061

Total liabilities and equity	$8,706,246	$8,855,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per unit amounts)
	(Unaudited)
Revenues:
Rental revenues	$223,640	$221,211	$444,494	$436,348
Income from unconsolidated entities	293	7,814	5,643	12,590
Other income	4,573	1,499	11,737	3,008

	228,506	230,524	461,874	451,946

Expenses:
Rental expenses	58,555	56,544	115,675	110,643
Real estate taxes	19,470	20,193	41,220	40,333
Depreciation on real estate investments	45,876	42,703	91,411	83,153
Interest expense	48,319	51,511	94,913	90,399
General and administrative expenses	12,586	10,400	24,768	20,285
Other expenses	25,814	704	27,877	2,516

	210,620	182,055	395,864	347,329

Earnings from operations	17,886	48,469	66,010	104,617
Plus: gains on dispositions of real estate investments	—	23,263	—	24,544
Less: minority interest	—	1,937	(90)	3,874

Net earnings before discontinued operations	17,886	69,795	66,100	125,287
Plus: net earnings from discontinued apartment communities	56,601	24,908	106,245	35,791

Net earnings	74,487	94,703	172,345	161,078
Less: Preferred Unit distributions	7,251	8,681	15,609	17,440

Net earnings attributable to Common Units — Basic	$67,236	$86,022	$156,736	$143,638

Weighted average Common Units outstanding — Basic	210,133	201,413	208,518	200,907

Weighted average Common Units outstanding — Diluted	210,730	217,127	209,021	202,419

Net earnings before discontinued operations per Common Unit — Basic:
Net earnings before discontinued operations	$0.05	$0.31	$0.24	$0.54
Discontinued operations, net	0.27	0.12	0.51	0.17

Net earnings	$0.32	$0.43	$0.75	$0.71

Net earnings before discontinued operations per Common Unit — Diluted:
Net earnings before discontinued operations	$0.05	$0.31	$0.24	$0.54
Discontinued operations, net	0.27	0.11	0.51	0.17

Net earnings	$0.32	$0.42	$0.75	$0.71

Distributions paid per Common Unit	$0.4275	$0.4250	$0.8550	$0.8500

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ EQUITY,
OTHER COMMON UNITHOLDERS’ INTEREST AND COMPREHENSIVE INCOME
Six Months Ended June 30, 2003

	Convertible	Perpetual
	Preferred	Preferred
	Units at	Units at		Accumulated		Other
	Aggregate	Aggregate	Common	Other	Total	Common
	Liquidation	Liquidation	Unitholder’s	Comprehensive	Unitholders’	Unitholders’
	Preference	Preference	Equity	Earnings/(Loss)	Equity	Interest	Total

	(In thousands)
	(Unaudited)
Balances at December 31, 2002	$194,671	$160,550	$3,456,179	$(12,339)	$3,799,061	$579,598	$4,378,659
Comprehensive income:
Net earnings	—	—	150,744	—	150,744	21,601	172,345
Preferred Unit distributions	—	—	(15,609)	—	(15,609)	—	(15,609)
Change in fair value of cash flow hedges	—	—	—	(562)	(562)	—	(562)
Change in fair value of marketable securities	—	—	—	10,457	10,457	—	10,457

Comprehensive income attributable to Common Units							166,631

Common Unit distributions	—	—	(81,012)	—	(81,012)	(10,639)	(91,651)
A-1 Common Units converted into A-2 Common Units	—	—	22,377	—	22,377	(22,377)	—
Conversion of Preferred Units into Common Units	(71,505)	—	71,505	—	—	—	—
Common Unit repurchases	—	—	(13,163)	—	(13,163)	—	(13,163)
Preferred Unit repurchases	—	(225)	(14)	—	(239)	—	(239)
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	30,950	—	30,950	—	30,950
Issuance of A-1 Common Units	—	—	—	—	—	33,355	33,355
Adjustment to redemption value	—	—	3,168		3,168	(3,168)	—
Other, net	—	—	14,860	—	14,860	—	14,860

Balances at June 30, 2003	$123,166	$160,325	$3,639,985	$(2,444)	$3,921,032	$598,370	$4,519,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net earnings	$172,345	$161,078
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	96,420	94,720
Gains on dispositions of depreciated real estate, net	(93,565)	(41,218)
Provision for possible loss on real estate investments	3,714	—
Minority interest	(90)	3,874
Change in other assets	(5,624)	(18,316)
Change in accounts payable, accrued expenses and other liabilities	(15,917)	8,345
Other, net	2,953	3,285

Net cash flow provided by operating activities	160,236	211,768

Investing activities:
Real estate investments	(251,156)	(320,262)
Change in investments in and advances to unconsolidated entities, net	2,220	(30,732)
Proceeds from dispositions, net of closing costs	549,498	134,296
Change in tax-deferred exchange escrow	(74,140)	61,764
Other, net	(38,024)	(7,947)

Net cash flow provided by (used in) investing activities	188,398	(162,881)

Financing activities:
Proceeds from Long-Term Unsecured Debt, net of issuance costs	247,225	198,570
Payments on Long-Term Unsecured Debt	(138,750)	(12,500)
Principal prepayment of mortgages payable, including prepayment penalties	(46,027)	(356,559)
Regularly scheduled principal payments on mortgages payable	(5,712)	(5,150)
Payments on/proceeds from unsecured credit facilities, net	(241,763)	292,125
Proceeds from Common Units issued under DRIP and employee stock options	44,705	18,526
Repurchase of Common Units and Preferred Units	(13,402)	—
Cash distributions paid on Common Units	(179,337)	(170,776)
Cash distributions paid on Preferred Units	(17,837)	(17,440)
Cash distributions paid to minority interests	—	(3,874)
Other, net	(1,656)	11,972

Net cash flow used in financing activities	(352,554)	(45,106)

Net change in cash and cash equivalents	(3,920)	3,781
Cash and cash equivalents at beginning of period	12,846	7,027

Cash and cash equivalents at end of period	$8,926	$10,808

Significant non-cash investing and financing activities:
Apartment communities in development contributed to Ameriton	$56,026	$—
A-1 Common Units issued in exchange for land	33,355	—
A-1 Common Units converted to Common Units	22,377	15,422
Assumption of mortgages payable upon purchase of apartment communities	—	195,637
B Common Units issued in exchange for real estate	—	8,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

(1)	Description of the Business and Summary of Significant Accounting Policies

Business

      We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owns approximately 88.3% of the Operating Trust’s outstanding Common Units and the remaining 11.7% were owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

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

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Moisture Infiltration and Resulting Mold Remediation Costs

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Fees

      We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for a known legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

Stock-Based Compensation

      As of June 30, 2003, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. There were no significant employee awards granted during the six months ended June 30, 2003. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings attributable to Common Units — Basic	$67,236	$86,022	$156,736	$143,638
Add: Stock-based employee compensation expense included in reported net earnings	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(419)	(534)	(916)	(1,056)

Pro forma net earnings attributable to Common Units — Basic	$66,817	$85,488	$155,820	$142,582

Net earnings per Common Unit:
Basic — as reported	$0.32	$0.43	$0.75	$0.71

Basic — pro forma	$0.32	$0.42	$0.75	$0.71

Diluted — as reported	$0.32	$0.42	$0.75	$0.71

Diluted — pro forma	$0.32	$0.42	$0.75	$0.70

Weighted average risk-free interest rate	3.54%	4.06%	3.54%	4.06%
Weighted average distribution yield	6.74%	6.79%	6.74%	6.79%
Weighted average volatility	19.58%	15.67%	19.58%	15.67%
Weighted average expected option life	5.0 years	5.0 years	5.0 years	5.0 years

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

      In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We are required to adopt this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. We do not anticipate that the adoption of SFAS 149 will have a material impact on our financial position, net earnings or cash flows.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It requires that certain financial instruments, formerly presented as equity, be classified as liabilities. We do not anticipate that the adoption of SFAS 150 will have a material impact on our financial position, net earnings or cash flows.

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

Per Unit Data

      Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings attributable to Common Units for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reconciliation of numerator between basic and diluted net earnings per Unit(1):
Net earnings attributable to Common Units — Basic	$67,236	$86,022	$156,736	$143,638
Distributions on Convertible Preferred Units	—	5,581	—	—

Net earnings attributable to Common Units — Diluted	$67,236	$91,603	$156,736	$143,638

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding — Basic	210,133	201,413	208,518	200,907
Assumed conversion of Convertible Preferred Units into Common Units	—	14,058	—	—
Assumed exercise of options	597	1,656	503	1,512

Weighted average number of Common Units outstanding — Diluted	210,730	217,127	209,021	202,419

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)     Real Estate

Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	June 30, 2003		December 31, 2002

	Investment	Units(1)	Investment	Units(1)

Apartment Communities:
Operating communities	$8,184,619	68,985	$8,380,779	75,693
Communities under construction	209,533	1,748	328,390	2,295
Development communities In Planning:
Owned	130,024	3,099	89,501	2,870
Under control(2)	—	428	—	428

Total development communities In Planning	130,024	3,527	89,501	3,298

Total apartment communities	8,524,176	74,260	8,798,670	81,286

Land	9,606		9,671
Other	30,537		30,480

Total real estate	$8,564,319		$8,838,821

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Our investment as of June 30, 2003 and December 31, 2002 for developments Under Control was $3.4 million and $2.7 million, respectively, and is reflected on the “Other assets” caption of our Balance Sheets.

      The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2002	$8,838,821
Apartment communities:
Acquisition-related expenditures	156,255
Redevelopment expenditures	34,725
Recurring capital expenditures	16,191
Development expenditures, excluding land acquisitions	85,553
Dispositions	(507,486)
Transfers to Ameriton	(56,026)
Provision for possible loss on real estate investments	(3,714)

Balance at June 30, 2003	$8,564,319

      At June 30, 2003, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $184.9 million, of which $167.8 million related to communities under construction.

(3)	Discontinued Operations

      At June 30, 2003, we had 23 operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, we have classified the operating earnings from these 23 properties

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within discontinued operations for the three and six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, we sold 20 operating communities. The operating results of these 20 communities before the sale and the related gain/ loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and six months ended June 30, 2002, include the net operating results of eight operating communities and one retail property which were sold during the last three quarters of 2002. All of the apartment communities sold during the three months ended March 31, 2002 and two of the properties sold during the three months ended June 30, 2002, were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Rental revenues	$27,236	$43,908	$62,206	$88,816
Rental expenses	(10,035)	(13,545)	(20,487)	(26,173)
Real estate taxes	(1,412)	(4,401)	(5,387)	(8,930)
Depreciation on real estate investments	(2,089)	(7,501)	(6,791)	(14,330)
Interest expense(1)	(5,928)	(10,227)	(13,147)	(20,266)
Provision for possible loss on real estate investments	—	—	(3,714)	—
Gains on dispositions of real estate investments, net	48,829	16,674	93,565	16,674

Net earnings from discontinued apartment communities	$56,601	$24,908	$106,245	$35,791

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $5.1 million and $7.1 million for the three months ended June 30, 2003 and 2002 and $10.7 million and $14.3 million for the six months ended June 30, 2003 and 2002, respectively.

      Assets classified as held for sale, pursuant to SFAS 144 at June 30, 2003, had aggregate carrying value of $514.6 million with $78.6 million of secured debt. The estimated proceeds less anticipated costs to sell for three assets were less than the net book value, and therefore a provision for possible loss of $3.7 million was recorded during the six months ended June 30, 2003.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Investments in and Advances to Unconsolidated Entities

      We have investments in entities that we account for using the equity method. Following is a summary of these investments (in thousands):

	June 30,	December 31,
	2003	2002

Ameriton	$352,823	$292,043
Real estate joint ventures	48,189	54,903
Smith Management Construction (SMC)(1)	—	—

	$401,012	$346,946

(1)	SMC was sold to members of SMC’s management in February 2003; see details below. Cash distributions exceeded investment in and advances to SMC at December 31, 2002; therefore, the investment balance was zero.

      We have a $10 million committed unsecured credit facility with Ameriton to facilitate working capital advances, with $5.8 million available at June 30, 2003. We also have an uncommitted unsecured credit facility with Ameriton, with $100.1 million of available capacity at June 30, 2003. Advances to Ameriton under this uncommitted facility are made solely at our discretion. During the six months ended June 30, 2003, we contributed two non-core development communities under construction to Ameriton at their current cost basis of $56.0 million.

Sale of Smith Management Construction, Inc.

      Smith Management Construction, Inc. (SMC) is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Borrowings

Unsecured Credit Facilities

      The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2003	December 31, 2002

Total unsecured revolving credit facility	$700,000	$700,000
Borrowings outstanding at end of period	95,000	348,500
Outstanding letters of credit under this facility	240	11,890
Weighted average daily borrowings	405,622	248,398
Maximum borrowings outstanding during the period	511,500	465,000
Weighted average daily nominal interest rate	2.01%	2.26%
Weighted average daily effective interest rate	2.59%	3.08%

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.65% to 1.95% during the six months ended June 30, 2003. At June 30, 2003 and December 31, 2002, there were $28.8 million and $17.1 million of borrowings outstanding under this agreement, respectively.

Long-Term Unsecured Debt

      During June 2003, the Operating Trust issued $250 million of long-term unsecured senior notes due in June 2008 for net proceeds of $247.2 million. These notes bear interest at a coupon rate of 3.0% annually, with an effective interest rate of 3.2%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

      Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balance at	Balance at	Average
	Coupon	Interest	June 30,	December 31,	Remaining
Type of Debt	Rate(1)	Rate(2)	2003	2002	Life (Years)

Long-term unsecured senior notes	6.36%	6.47%	$1,803,822	$1,692,727	5.8
Unsecured tax-exempt bonds	1.89%	2.13%	79,195	83,376	25.9

Total/average	6.17%	6.29%	$1,883,017	$1,776,103	6.7

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgages payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

		Principal Balance(2) at
	Effective
	Interest	June 30,	December 31,
Type of Mortgage	Rate(1)	2003	2002

Conventional fixed rate	6.46%	$1,539,686	$1,595,114
Conventional floating rate	2.11%	10,725	10,725
Tax-exempt fixed rate	7.27%	6,948	7,035
Tax-exempt floating rate	2.08%	327,465	325,103
Other	5.00%	22,388	22,850

Total/average mortgage debt	5.67%	$1,907,212	$1,960,827

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of June 30, 2003.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $63.8 million and $69.7 million at June 30, 2003 and December 31, 2002, respectively.

      The change in mortgages payable during the six months ended June 30, 2003 consisted of the following (in thousands):

Balance at December 31, 2002	$1,960,827
Regularly scheduled principal amortization	(5,712)
Prepayments, final maturities and other	(47,903)

Balance at June 30, 2003	$1,907,212

Other

      Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the six months ended June 30, 2003.

      For the six months ended June 30, 2003 and 2002, the total interest paid on all outstanding debt was $93.1 million and $107.6 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 30, 2003 and 2002 was $8.9 million and $11.9 million, respectively.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Distributions to Unitholders

      The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended March 31 and June 30, 2003 and the annualized distributions we expect to pay for 2003:

	Quarterly	Annualized
	Cash Distribution	Cash Distribution
	Per Unit	Per Unit

Common Units and A-1 Units	$0.4275	$1.71
Series A Convertible Preferred Units	0.5750	2.30
Series D Preferred Units	0.5475	2.19
Series E Preferred Units	0.5225	2.09
Series F Preferred Units	0.5075	2.03
Series G Preferred Units	0.5400	2.16
Series H Preferred Units(1)	0.8450	1.27
Series I Preferred Units(2)	1,915	7,660
Series K Preferred Units	0.8450	3.38
Series L Preferred Units	0.8450	3.38

(1)	The Series H Preferred Units were converted into Common Units on May 15, 2003.

(2)	Series I Preferred Units have a par value of $100,000 per unit.

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reportable apartment communities segment revenues:
Garden communities	$133,506	$130,039	$266,014	$259,045
High-rise properties	89,362	90,226	177,008	175,905
Other non-reportable operating segment revenues	5,638	10,259	18,852	16,996

Total segment and consolidated revenues	$228,506	$230,524	$461,874	$451,946

Reportable apartment communities segment NOI:
Garden communities	$90,427	$88,660	$179,897	$176,831
High-rise properties	54,536	55,160	106,496	107,526
Other non-reportable operating segment NOI	652	654	1,206	1,015

Total segment and consolidated NOI	145,615	144,474	287,599	285,372

Reconciling items:
Income from unconsolidated entities	293	7,814	5,643	12,590
Other income	4,573	1,499	11,737	3,008
Depreciation on real estate investments	(45,876)	(42,703)	(91,411)	(83,153)
Interest expense	(48,319)	(51,511)	(94,913)	(90,399)
General and administrative expenses	(12,586)	(10,400)	(24,768)	(20,285)
Other expenses	(25,814)	(704)	(27,877)	(2,516)

Consolidated earnings from operations	$17,886	$48,469	$66,010	$104,617

	June 30,	December 31,
	2003	2002

Reportable operating communities segment assets:
Garden communities	$4,384,518	$4,726,523
High-rise properties	3,521,864	3,500,900
Other non-reportable operating segment assets	40,144	40,151

Total segment assets	7,946,526	8,267,574

Reconciling items:
Investment in and advances to unconsolidated entities	401,012	346,946
Cash and cash equivalents	8,926	12,846
Restricted cash in tax deferred exchange escrow	74,140	—
Other assets	275,642	227,702

Consolidated total assets	$8,706,246	$8,855,068

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total capital expenditures for garden communities were $8.6 million and $13.3 million for the three and six months ended June 30, 2003, and $11.3 million and $26.7 million for the same periods in 2002, respectively. Total capital expenditures for high-rise properties were $28.5 million and $37.6 million for the three and six months ended June 30, 2003, and $35.2 million and $65.4 million for the same periods in 2002, respectively.

(8)	Sale of Archstone Management Services

      On May 28, 2003, the Operating Trust sold Archstone Management Services, our third-party management business. The transaction includes management contracts for 32 communities comprising 10,665 units. The $6.5 million sales price will be paid in three installments based on the retention of the contracts acquired. Since the ultimate sales proceeds are contingent upon the retention of management contracts existing at the time of the sale, the gain is being deferred. We will recognize the gain from this sale when the required retention period expires in the second quarter of 2004.

(9)	Litigation and Contingencies

      During 2002 and the first quarter of 2003, we accrued or incurred a liability for approximately $32.3 million relating to moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida that became subject to litigation in the third quarter of 2002. Of this amount, approximately $12.8 million represents amounts expensed for the estimated cost of repairing or replacing residents’ property, temporary resident relocation expenses and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We expensed an additional $25.0 million during the three months ended June 30, 2003. This expense includes estimated and incurred legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses. Of this amount, approximately $1.0 million represents legal fees incurred during the three months ended June 30, 2003 and the remaining amount, which we anticipate incurring over the next year, was accrued as a liability as of June 30, 2003. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have or may subsequently opt out of the settlement and pursue individual claims. Additionally, we have increased our accrual estimate for capitalized costs associated with remediation and capital improvements by $5.0 million. As of June 30, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $34.1 million, of which $20.5 represents capitalized expenditures.

      The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. It is also possible that current settlement discussions will not be successful or will not be approved by the court, requiring further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who subsequently opt out of the settlement, nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. We are still in discussions with our insurance providers and therefore no estimate for recovery has been recorded. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. However, we cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are also party to alleged moisture infiltration and resulting mold lawsuits at two other Southeast Florida high-rise properties. We believe the suits are without merit and intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of these suits, it is not possible to predict or determine the outcome of the legal actions, nor is it reasonably possible to estimate the amount of loss should there be adverse decisions. No assurance can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the recent legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Trustee and Unitholders

Archstone-Smith Operating Trust:

      We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2003 and 2002, the condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income for the six month period ended June 30, 2003 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.

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

Denver, Colorado

July 18, 2003

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

The Company

      We are engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is our sole trustee and owns 88.3% of our Common Units.

Results of Operations

Overview

      The $18.8 million decrease in basic net earnings attributable to Common Units for the three months ended June 30, 2003, respectively, as compared to the same periods in 2002, is primarily attributable to:

•	A 1.2% decrease in NOI from our Same-Store portfolio, driven by revenue decline of 1.6% for the three months ended June 30, 2003, as compared to the same periods in 2002 (see Note 7 in our financial statements in this Quarterly Report for a definition and reconciliation of NOI to Earnings from Operations);

•	The loss of NOI due to $561.1 million and $407.6 million of apartment community dispositions in the first six months of 2003 and all of 2002, respectively;

•	A $7.5 million decrease in income from unconsolidated entities primarily due to a decrease in gains from Ameriton operating community dispositions, the loss of earnings associated with the sale of Consolidated Engineering Services (CES) and SMC, and decreased Ameriton earnings due to the sale of operating communities; and

•	A $25.0 million expense relating to moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property, for estimated and incurred legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses.

      The decrease is partially offset by:

•	Higher gains, including gains from discontinued operations, due to an increase in disposition activity during the three months ended June 30, 2003; and

•	A $7.5 million decrease in interest expense, including amounts classified as discontinued operations, primarily due to a reduction in interest rates on floating rate debt and debt refinancings, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

      The $13.1 million increase in basic net earnings attributable to Common Units for the six months ended June 30, 2003, as compared to the same periods in 2002, is primarily attributable to higher gains, including gains from discontinued operations, due to increased disposition activity during the six months ended June 30, 2003.

      This increase was partially offset by:

•	A 2.5% decrease in NOI in our Same-Store portfolio, driven by revenue decline of 1.8% for the six months ended June 30, 2003, as compared to the same periods in 2002;

•	A $25.0 million expense relating to moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property, for estimated and incurred legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses; and

•	A $6.9 million decrease in income from unconsolidated entities primarily due to a decrease in gains from Ameriton operating community dispositions, the loss of earnings associated with the sale of CES and SMC, and decreased Ameriton earnings due to sale of operating communities.

Apartment Community Operations

      At June 30, 2003, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

Garden Communities

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Rental revenues	$133,506	$130,039	$266,014	$259,045
Property operating expenses	43,079	41,379	86,117	82,214

NOI	$90,427	$88,660	$179,897	$176,831

Operating margin (rental revenues less operating expenses/rental revenues)	67.7%	68.2%	67.6%	68.3%

Average occupancy during period	95.2%	96.0%	95.2%	95.6%

Average number of operating units	50,794	55,391	52,296	55,802

High-Rise Properties

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Rental revenues	$89,362	$90,226	$177,008	$175,905
Property operating expenses	34,826	35,066	70,512	68,379

NOI	$54,536	$55,160	$106,496	$107,526

Operating margin (rental revenues less operating expenses/rental revenues)	61.0%	61.1%	60.2%	61.1%

Average occupancy during period	92.4%	95.8%	92.5%	95.6%

Average number of operating units	21,248	21,679	21,154	21,475

      NOI for the entire apartment portfolio, including amounts reported in discontinued operations, decreased $9.0 million or 5.3%, and $15.2 million or 4.5% for the three and six months ended June 30, 2003, respectively, compared to the same period in 2002 primarily due to:

•	The loss of NOI due to $561.1 million and $407.6 million of apartment community dispositions in the first six months of 2003 and all of 2002, respectively; and

•	Slightly negative revenue growth in our Same-Store portfolio during 2003 as compared to 2002.

      These decreases were partially offset by lower rental expenses during the three and six months ended June 30, 2003, as compared to the same periods in 2002. Rental expenses for the three and six months ended June 30, 2003 were positively impacted by a decrease in real estate taxes, lower utility costs, and a reduction in our marketing costs.

      The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during the three and six months ended June 30 for each respective comparison period:

	Same-Store	Same-Store	Same-Store Net
	Revenue	Expense	Operating
	Decline	Decline	Income Decline

Three months ended June 30	(1.6)%	(2.4)%	(1.2)%
Six months ended June 30	(1.8)%	(0.2)%	(2.5)%

      Based on our reported Same-Store revenue and NOI results, our strongest core markets during the period were the greater Washington D.C. metropolitan area and Southern California, both of which produced positive revenue growth in the three and six months ended June 30. Core markets that continue to experience the greatest challenges in NOI growth include the San Francisco Bay area, Chicago, and Seattle.

      Same-Store results represent 173 and 171 apartment communities that were fully operational during the entire three and six months ended June 30, 2003 and 2002, respectively. This excludes 21 and 23 apartment communities, for the three months and six months ended June 30, 2002, respectively, which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (fires, floods, etc.). The following is a reconciliation of Same-Store NOI to Earnings from Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Same-Store NOI	$137,094	$138,820	$266,690	$273,578
Non-Same Store NOI	24,310	31,616	57,241	65,507
NOI classified as discontinued operations — communities sold	(4,626)	(14,399)	(13,728)	(30,422)
NOI classified as discontinued operations — communities held for sale	(11,163)	(11,563)	(22,604)	(23,291)

Net Operating Income	145,615	144,474	287,599	285,372
Income from unconsolidated entities	293	7,814	5,643	12,590
Other income	4,573	1,499	11,737	3,008
Depreciation on real estate investments	(45,876)	(42,703)	(91,411)	(83,153)
Interest expense	(48,319)	(51,511)	(94,913)	(90,399)
General and administrative expenses	(12,586)	(10,400)	(24,768)	(20,285)
Other expense	(25,814)	(704)	(27,877)	(2,516)

Earnings from Operations	$17,886	$48,469	$66,010	$104,617

Income from Unconsolidated Entities

      Income from unconsolidated entities decreased $7.5 million and $6.9 million, respectively, for the three and six months ended June 30, 2003 as compared to same period in 2002 primarily due to a decrease in the gains from Ameriton operating community dispositions during 2003, the loss of earnings associated with the sale of CES and SMC, and decreased Ameriton earnings due to the sale of operating communities.

Other Income

      Other income increased $3.1 million and $8.7 million, respectively, for the three and six months ended June 30, 2003 as compared to the same period in 2002, principally as a result of a collection of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and other investment income.

Depreciation Expense

      The $2.2 million decrease in depreciation expense, including amounts classified as discontinued operations, during the three months ended June 30, 2003, as compared to the same period in 2002 is principally attributable to an increase in disposition activity and the cessation of depreciation expense on assets classified as held for sale during 2003. The $0.7 million increase, including amounts classified as discontinued operations, during the six months ended June 30, 2003, as compared to the same period in 2002, is due to property acquisitions and construction completions during late 2002, partially offset by the items described above.

Interest Expense

      Interest expense decreased $7.5 million and $2.6 million, including amounts classified as discontinued operations, during the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases are primarily due a reduction in interest rates on floating rate debt and debt refinancings, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

General and Administrative Expenses

      The $2.2 million and $4.5 million increase in general and administrative expenses for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 relates primarily to $1.2 million in severance costs incurred during the six months ended June 30, 2003, increased depreciation of capitalized costs associated with our new revenue management program called Lease Rent OptionsTM, new on-site property management software, and a decrease in amounts charged to Ameriton for development activities.

Other Expenses

      The $25.1 million and $25.4 million increase in other expenses for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 is principally due to a $25.0 million expense for estimated and incurred legal fees, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

Provision for Possible Loss on Investments

      During the six months ended June 30, 2003 we recognized a $3.7 million provision for possible loss on investments due to an impairment and related write-down to the estimated fair value of three real estate investments held for sale, which is included in net earnings from discontinued operations during the six months ended June 30, 2003. No provision was recognized for the three or six months ended June 30, 2002.

Minority Interests and Preferred Unit Distributions

      Minority interest decreased $1.9 million and $4.0 million, for the three and six months ended June 30, 2003, respectively, as compared to the same period in 2002 primarily due to the conversion of DownREIT Perpetual Preferred Units into Operating Trust Perpetual Preferred Units in August 2002.

      The $1.4 million and $1.8 million decrease in Preferred Unit distributions for the three and six months ended June 30, 2003, respectively, is primarily the result of the conversion of Series H Preferred Units into Common Units in May 2003, the redemption of the Series C Preferred Units in August 2002, the conversion of Series J Preferred Units into Common Units in July 2002, and the lower distributions earned on Series A Preferred Units resulting from periodic conversions by unitholders into Common Units, partially offset by $1.3 million and $2.6 million in distributions on Series E, F and G Preferred Units for the three and six months ended June 30, 2003, respectively.

Impact of Disposition Activities

      During the three and six months ended June 30, 2003, we disposed of 14 and 20 apartment communities, representing net proceeds of $420.3 million and $549.8 million, respectively. Net gains of $48.8 million and $93.6 million were recorded for the three and six months ended June 30, 2003, respectively. As part of our capital recycling program, we anticipate our total disposition volume for 2003 to be approximately $900 million to $1.2 billion.

Discontinued Operations

      For properties accounted for as discontinued operations, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include net operating income, depreciation expense, and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of properties held for sale.

      At June 30, 2003, we had 23 operating apartment communities classified as held for sale under the provisions of SFAS 144. Accordingly, we have classified the operating earnings from these 23 properties within discontinued operations for the three and six months ended June 30, 2003 and 2002. During the six months ended June 30, 2003, we sold 20 operating communities. The operating results of these 20 communities before the sale and the related gain/ loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and six months ended June 30, 2002, include the net operating results of eight operating communities and one retail property which were sold during the last three quarters of 2002. All of the apartment communities sold during the three months ended March 31, 2002 and two of the properties sold during the three months ended June 30, 2002, were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144.

Liquidity and Capital Resources

      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe our liquidity and financial condition are sufficient to meet all of our cash flow needs during 2003 and anticipated requirements thereafter. See Archstone-Smith Operating Trust’s condensed consolidated statements of cash flows for a summary of operating, investing and financing activities for the six months ended June 30, 2003 and 2002.

Operating Activities

      Net cash flow provided by operating activities decreased $51.5 million, for the six months ended June 30, 2003 as compared to the same period of 2002. This is principally due to a reduction in accrued expenses associated with payments during the quarter, lower Same-Store NOI and lost NOI resulting from disposition activity. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

      For the six months ended June 30, 2003, cash flows provided by investing activities increased $351.3 million as compared to the same period in 2002. The increase is principally the result of a $415.2 million increase in the net proceeds on dispositions of apartment communities, a $69.1 million decrease in investments in real estate and a $33.0 million increase in cash flows from our investments in and advances to our unconsolidated investees. These increases were partially offset by a $135.9 million reduction in cash flows from restricted cash in tax-deferred exchange escrows and an increase in other investments.

      Cash flows used in financing activities increased by $307.4 million for the six months ended June 30, 2003 as compared to the same period in 2002. The increase is principally the result of an increase of payments on Long-Term Unsecured Debt of $126.3 million and a reduction in unsecured credit facilities of $533.9 million, partially offset by a reduction in prepayments of mortgages of $310.5 million and an increase in proceeds from long-term borrowings of $48.7 million.

      Included above in the cash flows from financing activities are the payments of $179.3 million and $17.8 million in distributions to Common Units and Preferred Units, respectively, during the six months ended June 30, 2003.

      Our most significant non-cash investing and financing activities during the six months ended June 30, 2003 and 2002 included: (i) the contribution of two non-core development communities under construction to Ameriton in 2003, (ii) the issuance of A-1 Common Units in exchange for land in 2003, (iii) the conversion of A-1 Common Units to Common Units in both 2003 and 2002, and (iv) the assumption of mortgages payable upon the purchase of apartment communities in 2002.

Scheduled Debt Maturities and Interest Payment Requirements

      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of June 30, 2003, we have approximately $43.7 million of long-term debt maturing during the remainder of 2003, $102.7 million maturing during 2004 and $276.0 million maturing during 2005.

      We currently have $800 million in total borrowing capacity under our unsecured credit facilities, with $200.5 million outstanding and $599.5 million of available capacity at July 31, 2003. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 2.43%, 6.29% and 5.67%, respectively, as of June 30, 2003. These rates give effect to the impact of interest rate swaps and caps, as applicable.

      We were in compliance will all financial covenants pertaining to our debt instruments during the period ended June 30, 2003.

Unitholder Distribution Requirements

      Based on anticipated distribution levels for 2003 and the number of units outstanding as of June 30, 2003, we anticipate that we will pay distributions of $392.8 million in the aggregate during 2003. This amount represents distributions on our Common Units, all Preferred Units and all minority interests.

Planned Investments

      Following is a summary of unfunded planned investments as of June 30, 2003 (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment(1)	6,542	$48,092	$17,044
Communities under construction	1,748	—	167,831
Communities In Planning and owned	3,099	675,803	—
Communities In Planning and Under Control	428	62,512	—
Community acquisitions under contract	1,417	209,000	—

Total	13,234	$995,407	$184,875

(1)	Includes planned investments at seven properties undergoing major redevelopment.

      In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities, as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2003 and 2004 and expect to start construction on approximately $175 to $250 million, based on Total Expected Investment, of communities that are currently classified as In Planning during the remainder of 2003. No assurances can be given that communities the Operating Trust does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and proceeds from our unsecured credit facilities or dispositions during 2003 will be sufficient to fund debt principal payments and anticipated distribution requirements. To fund planned investment activities, we had $599.5 million in available capacity on our unsecured credit facilities and $4.5 million of cash on hand at July 31 2003. In addition, during 2003, we expect to complete the dispositions of $900 million to $1.2 billion of operating communities.

      At June 30, 2003, Archstone-Smith and the Operating Trust had approximately $1.1 billion available in shelf registered securities, which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

      During 2002 and the first quarter of 2003, we accrued or incurred a liability for approximately $32.3 million relating to moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida that became subject to litigation in the third quarter of 2002. Of this amount, approximately $12.8 million represents amounts expensed for the estimated cost of repairing or replacing residents’ property, temporary resident relocation expenses and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      We expensed an additional $25.0 million during the three months ended June 30, 2003. This expense includes estimated and incurred legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses. Of this amount, approximately $1.0 million represents legal fees incurred during the three months ended June 30, 2003 and the remaining amount, which we anticipate incurring over the next year, was accrued as a liability as of June 30, 2003. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have or may subsequently opt out of the settlement and pursue individual claims. Additionally, we have increased our accrual estimate for capitalized costs associated with remediation and capital improvements by $5.0 million. As of June 30, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $34.1 million, of which $20.5 represents capitalized expenditures.

      The accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. It is also possible that current settlement discussions will not be successful or will not be approved by the court, requiring further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who subsequently opt out of the settlement, nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. We are still in discussions with our insurance providers and therefore no estimate for recovery has been recorded. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. However, we cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

      We are also party to alleged moisture infiltration and resulting mold lawsuits at two other Southeast Florida high-rise properties. We believe the lawsuits are without merit and intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of these suits, it is not possible to predict or determine the outcome of the legal actions, nor is it reasonably possible to estimate the amount of loss should there be adverse decisions. No assurance can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the recent legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

      As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. There has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Whenever we receive a resident complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of indoor air quality experts. We are working proactively with all of our residents to resolve all moisture infiltration and mold-related issues. However, we can make no assurance that additional material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

      The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we may be required to use our own funds to resolve the issue, including litigation costs.

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

Internal Cost Capitalization

      We have an investment organization and infrastructure that supports the due diligence, land acquisition, development and redevelopment of apartment communities. Consistent with GAAP, all direct and indirect costs, including interest and real estate taxes, incurred during construction relating to these activities are capitalized. Included in these costs is management’s estimate for the portion of internal costs that are incremental and deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate”. If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses.

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

Capital Expenditures and Depreciable Lives

      We incur costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. Determining whether expenditures meet the criteria for capitalization and the assignment of depreciable lives requires our management to exercise significant judgment and is therefore considered a “critical accounting estimate.”

Moisture Infiltration and Resulting Mold Remediation Costs

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

      We accrue for litigation settlement costs when a loss contingency is both probable and the amount of loss can be reasonably estimated. Estimating the likelihood and amount of a loss contingency requires significant judgment by management and is therefore considered a “critical accounting estimate”. We base these estimates on the best information available as of the end of the period, which includes, but is not limited to, estimates obtained from third-party contractors as well as actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for a known legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities include a $48.2 million investment in real estate joint ventures and a $352.8 million investment in Ameriton at June 30, 2003. In connection with our investments in Ameriton, we have extended a $10 million committed unsecured credit facility with $5.8 million of available capacity at June 30, 2003. Additionally, we have extended an uncommitted unsecured credit facility with Ameriton whereby advances are made solely at our discretion. Ameriton had $100.1 million of available capacity on this facility at June 30, 2003. Although we have not yet determined the total impact of adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” we expect to consolidate the results of Ameriton in the third quarter of 2003.

      CES is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per unit on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. We have recognized $4.1 million of these contingent proceeds during the six months ended June 30, 2003, since this amount of the indemnified accounts receivable was collected.

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

      SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

      Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of June 30, 2003 $44.2 million of these performance bond guarantees were still outstanding. The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. We also will not extend any such performance bond guarantees in the future due to the sale of both CES and SMC. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

		2004	2006	2008
	2003	and 2005	and 2007	thru 2095	Total

Scheduled long-term debt maturities	$43.7	$378.7	$861.5	$2,506.3	$3,790.2
Unsecured credit facilities(1)	123.8	—	—	—	123.8
Ameriton credit facility	4.2	—	—	—	4.2
Development and redevelopment expenditures	184.9	—	—	—	184.9
Performance bond guarantees(2)	54.4	19.5	—	—	73.9
Lease commitments and other(3)	19.8	13.8	9.8	194.8	238.2

Total	$430.8	$412.0	$871.3	$2,701.1	$4,415.2

(1)	The $700 million unsecured credit facility matures on December 20, 2003, and has a one-year extension at our option. We plan to renew and extend the facility for three years during 2003, although no assurances can be given that we can renew the facility on acceptable terms.

(2)	The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(3)	Lease commitments relate principally to ground lease payments as of December 31, 2002. There have been no material changes since that date.

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

      In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We are required to adopt this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. We do not anticipate that the adoption of SFAS 149 will have a material impact on our financial position, net earnings or cash flows.

      In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It requires that certain financial instruments, formerly presented as equity, be classified as liabilities. We do not anticipate that the adoption of SFAS 150 will have a material impact on our financial position, net earnings or cash flows.

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

      An evaluation was carried out under the supervision and with the participation of Archstone-Smith Operating Trust’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Archstone-Smith Operating Trust’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Archstone-Smith Operating Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are subject to two class action claims in connection with moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida. These claims are, Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the “Henriques Claim”), and Santos, et. al. v. Archstone-Smith Operating Trust et. al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents of one of our Southeast Florida properties. The case alleges that mold contamination at the property caused by faulty air-conditioning resulted in both personal injuries to the plaintiffs and damage to their property. Plaintiffs seek both injunctive relief and unspecified monetary and punitive damages. We are currently in settlement discussions with the plaintiffs in this matter. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs as of June 30, 2003. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q for further discussion regarding this accrual. No assurances can be given that the settlement discussion will be successful or that the court will approve the settlement.

      In addition, a claim, Michel, et al, v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, and another claim, Semidey, et al, v. Archstone-Smith Operating Trust et. al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at two of our Southeast Florida properties. The plaintiffs in these cases make substantially the same allegations as those made in the Henriques Claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe these lawsuits are without merit and intend to vigorously contest the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal actions nor is it reasonably possible to estimate the amount of loss associated with adverse decisions. No assurances can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
15.1	Letter from KPMG LLP dated August 7, 2003, regarding unaudited financial information
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K: The following report on Form 8-K was filed during the period covered by this report.

      On June 9, 2003, the Operating Trust filed a Form 8-K disclosing two claims filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of classes of residents of two of our Southeast Florida properties.

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

Mark A. Schumacher
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 7, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
15.1	Letter from KPMG LLP dated August 7, 2003, regarding unaudited financial information
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002