Form 10-Q
period 2003-09-30
ARCHSTONE SMITH OPERATING TRUST
filed 2003-11-12
CIK 80737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      At October 31, 2003, there were approximately 17,777,695 Class A-1 Common Units outstanding held by non-affiliates.

		Page
Item	Description	Number

PART 1
1.	Financial Statements
	Condensed Consolidated Balance Sheets — September 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Earnings — Three and nine months ended September 30, 2003 and 2002 (unaudited)	4
	Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income — Nine months ended September 30, 2003 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2003 and 2002 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Independent Accountants’ Review Report	18
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
3.	Quantitative and Qualitative Disclosures About Market Risk	29
4.	Controls and Procedures	30
PART II
1.	Legal Proceedings	30
6.	Exhibits and Reports on Form 8-K	31

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(In thousands,
	except unit data)
ASSETS
Real estate	$8,373,693	$7,713,562
Real estate — held for sale	523,319	1,584,173
Less accumulated depreciation	630,813	578,855

	8,266,199	8,718,880
Investments in and advances to unconsolidated entities	97,054	116,594

Net investments	8,363,253	8,835,474
Cash and cash equivalents	35,196	12,846
Restricted cash in tax-deferred exchange escrow	84,232	—
Other assets	302,176	247,706

Total assets	$8,784,857	$9,096,026

LIABILITIES AND EQUITY
Liabilities:
Unsecured credit facilities	$2,000	$365,578
Long-Term Unsecured Debt	1,869,199	1,776,103
Mortgages payable	1,900,209	1,854,318
Mortgages payable — held for sale	56,553	325,679
Distributions payable	1,593	91,616
Accounts payable, accrued expenses and other liabilities	287,908	301,393

Total liabilities	4,117,462	4,714,687

Minority interest	11,510	2,600

Other common unitholders’ interest, at redemption value (A-1 Common Units:
24,896,737 in 2003 and 24,621,853 in 2002)	656,784	579,678

Unitholders’ equity:
Convertible Preferred Units	122,648	194,671
Perpetual Preferred Units	160,120	160,550
Common unitholder’s equity (A-2 Common Units: 190,561,070 units in 2003 and 180,705,795 units in 2002)	3,704,083	3,456,179
Accumulated other comprehensive earnings (loss)	12,250	(12,339)

Total unitholders’ equity	3,999,101	3,799,061

Total liabilities and equity	$8,784,857	$9,096,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per unit amounts)
	(Unaudited)
Revenues:
Rental revenues	$222,565	$216,860	$655,418	$638,542
Income from unconsolidated entities	1,714	3,748	1,008	15,429
Other income	3,833	1,506	14,690	4,760

	228,112	222,114	671,116	658,731

Expenses:
Rental expenses	60,326	59,847	172,718	166,338
Real estate taxes	21,119	18,445	61,171	57,132
Depreciation on real estate investments	47,795	42,633	137,478	123,740
Interest expense	46,659	39,884	138,050	121,653
General and administrative expenses	12,558	11,737	38,200	33,072
Other expenses	10,443	12,740	39,983	18,169

	198,900	185,286	587,600	520,104

Earnings from operations	29,212	36,828	83,516	138,627
Plus: gains on dispositions of real estate investments	—	3,500	—	28,044
Less: minority interest	10	1,319	17	5,205

Net earnings before discontinued operations	29,202	39,009	83,499	161,466
Plus: net earnings from discontinued apartment communities	148,505	32,221	266,472	70,842

Net earnings	177,707	71,230	349,971	232,308
Less: Preferred Unit distributions	6,128	8,510	21,737	25,950

Net earnings attributable to Common Units — Basic	$171,579	$62,720	$328,234	$206,358

Weighted average Common Units outstanding — Basic	214,195	204,057	210,431	201,930

Weighted average Common Units outstanding — Diluted	221,519	205,025	219,968	203,162

Earnings per Common Unit — Basic:
Net earnings before discontinued operations	$0.11	$0.15	$0.29	$0.67
Discontinued operations, net	0.69	0.16	1.27	0.35

Net earnings	$0.80	$0.31	$1.56	$1.02

Earnings per Common Unit — Diluted:
Net earnings before discontinued operations	$0.11	$0.15	$0.29	$0.67
Discontinued operations, net	0.68	0.16	1.26	0.35

Net earnings	$0.79	$0.31	$1.55	$1.02

Distributions paid per Common Unit	$0.4275	$0.4250	$1.2825	$1.2750

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ EQUITY,
OTHER COMMON UNITHOLDERS’ INTEREST AND COMPREHENSIVE INCOME
Nine Months Ended September 30, 2003

	Convertible	Perpetual
	Preferred	Preferred
	Units at	Units at		Accumulated		Other
	Aggregate	Aggregate	Common	Other	Total	Common
	Liquidation	Liquidation	Unitholder’s	Comprehensive	Unitholders’	Unitholders’
	Preference	Preference	Equity	Earnings/(Loss)	Equity	Interest	Total

	(In thousands)
	(Unaudited)
Balances at December 31, 2002	$194,671	$160,550	$3,456,179	$(12,339)	$3,799,061	$579,678	$4,378,739
Comprehensive income:
Net earnings	—	—	306,801	—	306,801	43,170	349,971
Preferred Unit distributions	—	—	(21,737)	—	(21,737)	—	(21,737)
Change in fair value of cash flow hedges	—	—	—	1,475	1,475	—	1,475
Change in fair value of marketable securities	—	—	—	23,114	23,114	—	23,114

Comprehensive income attributable to Common Units							352,823

Common Unit distributions	—	—	(162,136)	—	(162,136)	(21,306)	(183,442)
A-1 Common Units converted into A-2 Common Units	—	—	22,913	—	22,913	(22,913)	—
Conversion of Preferred Units into Common Units	(72,023)	—	72,023	—	—	—	—
Common Unit repurchases	—	—	(13,163)	—	(13,163)	—	(13,163)
Preferred Unit repurchases	—	(430)	(30)	—	(460)	—	(460)
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	48,536	—	48,536	—	48,536
Issuance of A-1 Common Units	—	—	—	—	—	33,355	33,355
Adjustment to redemption value	—	—	(44,800)		(44,800)	44,800	—
Other, net	—	—	39,497	—	39,497		39,497

Balances at September 30, 2003	$122,648	$160,120	$3,704,083	$12,250	$3,999,101	$656,784	$4,655,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities:
Net earnings	$349,971	$232,308
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	148,162	147,577
Gains on dispositions of depreciated real estate, net	(243,718)	(68,801)
Provision for possible loss on real estate investments	3,714	—
Minority interest	17	5,205
Change in other assets	7,972	(37,525)
Change in accounts payable, accrued expenses and other liabilities	(19,413)	39,997
Other, net	4,030	(2,097)

Net cash flow provided by operating activities	250,735	316,664

Investing activities:
Real estate investments	(623,713)	(616,606)
Change in investments in and advances to unconsolidated entities, net	19,540	(8,705)
Proceeds from dispositions, net of closing costs	1,217,461	246,012
Change in tax-deferred exchange escrow	(84,232)	79,200
Other, net	(47,061)	(17,420)

Net cash flow provided by (used in) investing activities	481,995	(317,519)

Financing activities:
Proceeds from Long-Term Unsecured Debt, net of issuance costs	247,225	495,879
Payments on Long-Term Unsecured Debt	(151,250)	(27,500)
Principal prepayment of mortgages payable, including prepayment penalties	(263,442)	(454,000)
Regularly scheduled principal payments on mortgages payable	(8,993)	(8,112)
Proceeds from mortgage notes payable	52,299	178,408
Payments on/proceeds from unsecured credit facilities, net	(363,578)	120,761
Proceeds from Common Units issued under DRIP and employee stock options	87,885	54,933
Repurchase of Common Units and Preferred Units	(13,624)	(49,300)
Redemption of perpetual preferred units	—	(12,000)
Cash distributions paid on Common Units	(271,128)	(256,966)
Cash distributions paid on Preferred Units	(23,955)	(26,011)
Cash distributions paid to minority interests	—	(5,166)
Other, net	(1,819)	2,382

Net cash flow (used in) provided by financing activities	(710,380)	13,308

Net change in cash and cash equivalents	22,350	12,453
Cash and cash equivalents at beginning of period	12,846	7,027

Cash and cash equivalents at end of period	$35,196	$19,480

Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for land	33,355	—
Conversion of Series H Preferred Units into Common Units	71,500	—
A-1 Common Units converted to A-2 Common Units	22,913	41,478
Conversion of Series A Preferred Units into Common Units	—	5,460
Conversion of Series J Preferred Units into Common Units	—	25,000
Assumption of mortgages payable upon purchase of apartment communities	—	205,542
B Common Units issued in exchange for real estate	—	8,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

(1)	Description of the Business and Summary of Significant Accounting Policies

Business

      We are structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and own approximately 88.4% of the Operating Trust’s outstanding Common Units and the remaining 11.6% were owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires.

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

Interim Financial Reporting

      The accompanying condensed consolidated financial statements of the Operating Trust are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in Archstone-Smith Operating Trust’s 2002 Form 10-K. See the glossary in our 2002 Form 10-K for all defined terms not defined herein.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

Moisture Infiltration and Resulting Mold Remediation Costs

      We estimate and accrue costs related to the correction of moisture infiltration and related mold remediation when we anticipate incurring such remediation costs because of the assertion of a legal claim or threatened litigation. When we incur remediation costs at our own discretion, the cost is recognized as incurred. Costs of addressing moisture infiltration and resulting mold remediation issues are only capitalized, subject to recoverability, when it is determined by management that such costs also extend the life, increase the capacity, or improve the safety or efficiency of the property relative to when the community was originally constructed or acquired, if later. All other related costs are expensed.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Fees

      We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

Real Estate and Depreciation

      We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated value of the land, building and fixtures assuming the property is vacant and then to the estimated intangible value of the existing lease agreements. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

Stock-Based Compensation

      As of September 30, 2003, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. There were no significant employee awards granted during the nine months ended September 30, 2003. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings attributable to Common Units — Basic	$171,579	$62,720	$328,234	$206,358
Add: Stock-based employee compensation expense included in reported net earnings	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(429)	(514)	(1,394)	(1,584)

Pro forma net earnings attributable to Common Units — Basic	$171,150	$62,206	$326,840	$204,774

Net earnings per Common Unit:
Basic — as reported	$0.80	$0.31	$1.56	$1.02

Basic — pro forma	$0.80	$0.30	$1.55	$1.01

Diluted — as reported	$0.79	$0.31	$1.55	$1.02

Diluted — pro forma	$0.79	$0.30	$1.54	$1.01

Weighted average risk-free interest rate	3.54%	4.06%	3.54%	4.06%
Weighted average dividend yield	6.74%	6.79%	6.74%	6.79%
Weighted average volatility	19.58%	15.67%	19.58%	15.67%
Weighted average expected option life	5.0 years	5.0 years	5.0 years	5.0 years

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

      We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in July 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires us to consolidate the results of variable interest entities in which we have a majority variable interest. Due to the adoption of this Interpretation, we have consolidated the results of our subsidiary, Ameriton Properties Incorporated (“Ameriton”), for all periods presented.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We adopted this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. The adoption of SFAS 149 did not have a material impact on our financial position, net earnings or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003, with the exception of the application to non-controlling (minority) interests in finite-life entities, which has been deferred indefinitely. The Statement requires that certain financial instruments, formerly presented as equity, be classified as liabilities. The adoption of SFAS 150 did not have a material impact on our financial position, net earnings or cash flows.

Reclassifications

      Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Per Unit Data

      Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings attributable to Common Units for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reconciliation of numerator between basic and diluted net earnings per Common Unit(1):
Net earnings attributable to Common Units — Basic	$171,579	$62,720	$328,234	$206,358
Distributions on Convertible Preferred Units	2,782	—	11,692	—

Net earnings attributable to Common Units — Diluted	$174,361	$62,720	$339,926	$206,358

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding — Basic	214,195	204,057	210,431	201,930
Assumed conversion of Convertible Preferred Units into Common Units	6,517	—	9,155	—
Assumed exercise of options	807	968	382	1,232

Weighted average number of Common Units outstanding — Diluted	221,519	205,025	219,968	203,162

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)     Real Estate

Investments in Real Estate

      Investments in real estate (at cost including held for sale) were as follows (dollar amounts in thousands):

	September 30, 2003		December 31, 2002

	Investment	Units(1)	Investment	Units(1)

Archstone-Smith apartment communities:
Operating communities	$7,986,229	64,700	$8,380,779	75,693
Communities under construction	175,161	1,355	328,390	2,295
Development communities In Planning:
Owned	156,303	3,765	89,501	2,870
Under control(2)	—	112	—	428

Total development communities In Planning	156,303	3,877	89,501	3,298

Total Archstone-Smith apartment communities	8,317,693	69,932	8,798,670	81,286

Land	9,784		9,835
Other	45,122		30,480
Ameriton apartment communities	524,413	6,361	458,750	6,262

Total real estate	$8,897,012	76,293	$9,297,735	87,548

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Our investment as of September 30, 2003 and December 31, 2002 for developments Under Control was $1.0 million and $3.0 million, respectively, and is reflected on the “Other assets” caption of our Balance Sheets.

      The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2002	$9,297,735
Acquisition-related expenditures	381,212
Redevelopment expenditures	52,195
Recurring capital expenditures	26,903
Development expenditures, excluding land acquisitions	140,559
Dispositions	(1,057,003)
Provision for possible loss on real estate investments	(3,714)
Net Ameriton investment activity	59,125

Balance at September 30, 2003	$8,897,012

      At September 30, 2003, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $340.2 million, of which $321.9 million related to communities under construction.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)     Discontinued Operations

      Consistent with our capital recycling program, we had 17 operating apartment communities, representing 5,098 units, classified as held for sale under the provisions of SFAS 144, at September 30, 2003. Accordingly, we have classified the operating earnings from these 17 properties within discontinued operations for the three and nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, we sold 44 operating communities. The operating results of these 44 communities and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and nine months ended September 30, 2002, include the net operating results of 12 operating communities and one retail property which were sold during 2002. Four of the apartment communities that were sold during 2002 were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental revenues	$25,015	$59,489	$116,486	$176,726
Rental expenses	(8,946)	(19,645)	(38,480)	(53,555)
Real estate taxes	(2,735)	(5,669)	(11,581)	(17,909)
Depreciation on real estate investments	(1,586)	(10,097)	(13,888)	(29,416)
Interest expense(1)	(5,777)	(15,096)	(26,069)	(45,761)
Provision for possible loss on real estate investments	—	—	(3,714)	—
Ameriton gains on dispositions of real estate investments, net	23,641	19,573	31,260	20,417
Archstone-Smith gains on dispositions of real estate investments, net	118,893	3,666	212,458	20,340

Net earnings from discontinued apartment communities	$148,505	$32,221	$266,472	$70,842

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $5.4 million and $10.4 million for the three months ended September 30, 2003 and 2002 and $21.3 million and $31.5 million for the nine months ended September 30, 2003 and 2002, respectively.

(4)	Consolidation of Ameriton Properties Incorporated

      We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” during the third quarter of 2003. As a result of this adoption, we have consolidated the results of Ameriton for all periods presented. We previously accounted for Ameriton using the equity method.

      In addition, we acquired our chief executive officer’s voting interest in Ameriton during the third quarter of 2003 for approximately $72,000. As of September 30, 2003, we own 100% of the economic interest in Ameriton.

(5)	Investments in and Advances to Unconsolidated Entities

      We have investments in entities that we account for using the equity method. At September 30, 2003, the investment balance consists of $47.6 million in our joint ventures and $49.4 million in Ameriton joint ventures.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2002, the investment balance consists of $54.9 million in our joint ventures and $61.7 million in Ameriton joint ventures.

     Sale of Smith Management Construction, Inc.

      Smith Management Construction, Inc. (SMC) is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments that begin in October 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

(6)	Borrowings

     Unsecured Credit Facilities

      The following table summarizes our $700 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the	As of and for the
	Nine Months Ended	Year Ended
	September 30, 2003	December 31, 2002

Total unsecured revolving credit facility	$700,000	$700,000
Borrowings outstanding at end of period	—	348,500
Outstanding letters of credit under this facility	35,749	11,890
Weighted average daily borrowings	297,537	248,398
Maximum borrowings outstanding during the period	511,500	465,000
Weighted average daily nominal interest rate	1.99%	2.26%
Weighted average daily effective interest rate	2.77%	3.08%

      See Footnote 12, Subsequent Events, for information on the renewal of our unsecured revolving credit facility.

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.65% to 1.95% during the nine months ended September 30, 2003. At September 30, 2003 and December 31, 2002, there were $2.0 million and $17.1 million of borrowings outstanding under this agreement, respectively.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Long-Term Unsecured Debt

      Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balance at	Balance at	Average
	Coupon	Interest	September 30,	December 31,	Remaining
Type of Debt	Rate(1)	Rate(2)	2003	2002	Life (Years)

Long-term unsecured senior notes	6.36%	6.48%	$1,791,245	$1,692,727	5.6
Unsecured tax-exempt bonds	1.77%	2.00%	77,954	83,376	25.7

Total/average	6.16%	6.29%	$1,869,199	$1,776,103	6.4

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

     Mortgages payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable including debt on assets held for sale (dollar amounts in thousands):

		Principal Balance(2) at
	Effective
	Interest	September 30,	December 31,
Type of Mortgage	Rate(1)	2003	2002

Conventional fixed rate	6.45%	$1,547,653	$1,595,114
Conventional floating rate	2.52%	35,330	130,146
Tax-exempt fixed rate	—	—	7,035
Tax-exempt floating rate	1.88%	294,861	337,353
Floating rate construction loan	3.74%	57,749	87,499
Other	5.29%	21,169	22,850

Total/average mortgage debt	5.60%	$1,956,762	$2,179,997

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of September 30, 2003.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $61.2 million and $69.7 million at September 30, 2003 and December 31, 2002, respectively.

      The change in mortgages payable, including properties classified as held for sale, during the nine months ended September 30, 2003 consisted of the following (in thousands):

Balance at December 31, 2002	$2,179,997
Regularly scheduled principal amortization	(8,993)
Prepayments, final maturities and other	(266,541)
Proceeds from mortgage notes payable	52,299

Balance at September 30, 2003	$1,956,762

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other

      Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the nine months ended September 30, 2003.

      For the nine months ended September 30, 2003 and 2002, the total interest paid on all outstanding debt was $175.3 million and $182.2 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 2003 and 2002 was $18.5 million and $24.6 million, respectively.

(7)     Distributions to Unitholders

      The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended March 31, June 30, and September 30, 2003 and the annualized distributions we expect to pay for 2003:

	Quarterly	Annualized
	Cash Distribution	Cash Distribution
	Per Unit	Per Unit

Common Units and A-1 Units	$0.4275	$1.71
Series A Convertible Preferred Units(1)	0.5750	2.12
Series D Preferred Units	0.5475	2.19
Series E Preferred Units	0.5225	2.09
Series F Preferred Units	0.5075	2.03
Series G Preferred Units	0.5400	2.16
Series H Preferred Units(2)	0.8450	1.27
Series I Preferred Units(3)	1,915	7,660
Series K Preferred Units	0.8450	3.38
Series L Preferred Units	0.8450	3.38

(1)	In October 2003, we called the Series A Convertible Preferred Units for redemption in the fourth quarter of 2003.

(2)	The Series H Preferred Units were converted into Common Shares on May 15, 2003.

(3)	Series I Preferred Units have a par value of $100,000 per share.

(8)	Segment Data

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reportable apartment communities segment revenues:
Garden communities	$135,682	$129,716	$397,130	$385,839
High-rise properties	85,916	85,296	255,856	247,811
Other non-reportable operating segment revenues	6,514	7,102	18,130	25,081

Total segment and consolidated revenues	$228,112	$222,114	$671,116	$658,731

Reportable apartment communities segment NOI:
Garden communities	$89,741	$85,291	$265,293	$260,093
High-rise properties	50,552	52,262	154,202	152,609
Other non-reportable operating segment NOI	827	1,015	2,034	2,370

Total segment and consolidated NOI	141,120	138,568	421,529	415,072

Reconciling items:
Income from unconsolidated entities	1,714	3,748	1,008	15,429
Other income	3,833	1,506	14,690	4,760
Depreciation on real estate investments	(47,795)	(42,633)	(137,478)	(123,740)
Interest expense	(46,659)	(39,884)	(138,050)	(121,653)
General and administrative expenses	(12,558)	(11,737)	(38,200)	(33,072)
Other expenses	(10,443)	(12,740)	(39,983)	(18,169)

Consolidated earnings from operations	$29,212	$36,828	$83,516	$138,627

	September 30,	December 31,
	2003	2002

Reportable operating communities segment assets:
Garden communities	$4,766,127	$5,177,665
High-rise properties	3,445,166	3,500,900
Other non-reportable operating segment assets	54,906	40,315

Total segment assets	8,266,199	8,718,880

Reconciling items:
Investment in and advances to unconsolidated entities	97,054	116,594
Cash and cash equivalents	35,196	12,846
Restricted cash in tax deferred exchange escrow	84,232	—
Other assets	302,176	247,706

Consolidated total assets	$8,784,857	$9,096,026

      Total capital expenditures for garden communities were $9.9 million and $24.2 million for the three and nine months ended September 30, 2003, and $17.8 million and $44.9 million for the same periods in 2002, respectively. Total capital expenditures for high-rise properties were $18.8 million and $56.4 million for the three

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and nine months ended September 30, 2003, and $49.7 million and $115.1 million for the same periods in 2002, respectively.

(9)     Sale of Archstone Management Services

      During May 2003, the Operating Trust sold Archstone Management Services, our third-party management business. The transaction includes management contracts for 32 communities comprising 10,665 units. The $6.5 million sales price will be paid in three installments based on the retention of the contracts acquired. Since the ultimate sales proceeds are contingent upon the retention of management contracts existing at the time of the sale, the gain is being deferred. We will recognize the gain from this sale when the required retention period expires in the second quarter of 2004.

(10)     Litigation and Contingencies

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

      We expensed an additional $25.0 million during the three months ended June 30, 2003. This expense includes estimated and incurred legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses. Of this amount, approximately $1.0 million represents legal fees incurred during the three months ended June 30, 2003 and the remaining amount, which we anticipate incurring over the next year, was accrued as a liability as of June 30, 2003. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have or may subsequently opt out of the settlement and pursue individual claims. Additionally, we increased our accrual estimate for capitalized costs associated with remediation and capital improvements by $5.0 million during the second quarter of 2003. As of September 30, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $38.6 million, of which $22.2 represents capitalized expenditures.

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

      We are also party to alleged moisture infiltration and resulting mold lawsuits at two other Southeast Florida high-rise properties. We believe these suits are without merit and intend to vigorously contest the claims asserted in this litigation. Nonetheless, we are in ongoing discussions with the attorneys representing plaintiffs in certain

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these matters in an effort to understand whether there is a rational settlement option that could result in expediting the resolution of the subject claims. No assurance can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

(11)     Derivatives and Hedging Activities

      We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities. We have designated this forward sale as a fair value hedge. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

      We formally assess, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We exclude the hedging instrument’s time value component when assessing hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

      To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During the three months ended September 30, 2003, we entered into a forward sale agreement with a notional amount, which represents the fair value of the underlying marketable securities, of approximately $46.8 million. The fair value of the forward sale agreement was approximately $112,000. Subsequent to September 30, 2003, we entered into two additional forward sale agreements with a notional amount of approximately $81.7 million and a fair value of approximately $374,000. These forward sale agreements will result in 2004 gains of approximately $22.2 million.

(12)     Subsequent Events

      In October 2003, we completed the renewal of our unsecured revolving credit facility. The new facility has total capacity of $600 million, with an accordion feature that allows the company to expand the commitment up to $900 million at any time during the life of the facility, subject to lenders providing additional commitments. Based on our current rating, the facility carries an interest rate of LIBOR plus 0.60% on outstanding borrowings, plus an annual facility fee of 0.15% of the commitment. The term of the facility is three years, with a one-year extension option available at our discretion.

      On October 31, 2003, we announced the redemption of our Series A Preferred Units on December 1, 2003. Those Series A Preferred Units that are not converted into Common Units will be redeemed at a price of $25.00 per share, plus $0.39026 in accrued and unpaid distributions, for an aggregate redemption price of $25.39026 per unit. At September 30, 2003, there were 2.9 million Series A Preferred Units outstanding, which could be converted into 3.9 million Common Units.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Trustee and Unitholders

Archstone-Smith Operating Trust:

      We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2003 and 2002, the condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income for the nine month period ended September 30, 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.

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

October 17, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with Archstone-Smith Operating Trust’s 2002 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

Forward-Looking Statements

      Certain statements in this Form 10-Q that are not historical facts are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, beliefs, assumptions, estimates and projections about the industry and markets in which we operate. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates‘ and variations of such words and similar expressions are intended to identify such forward-looking statements. Information concerning expected investment balances, expected funding sources, planned investments, forecasted dates and revenue and expense growth assumptions are examples of forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

The Company

      We are engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. The company is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is our sole trustee and owns 88.4% of our Common Units.

Results of Operations

Overview

      The $108.9 million increase in basic net earnings attributable to Common Units for the three months ended September 30, 2003 as compared to the same period in 2002, is primarily attributable to significantly higher gains due to an increase in disposition activity during the three months ended September 30, 2003.

      This increase was partially offset by:

•	A 0.8% decrease in NOI from our Same-Store portfolio, driven by revenue decline of 1.9% for the three months ended September 30, 2003, as compared to the same periods in 2002 (the Same-Store population excludes all Ameriton communities) (see Note 8 in our financial statements in this Quarterly Report for a definition and reconciliation of NOI to Earnings from Operations); and

•	The loss of NOI due to $1.1 billion and $407.6 million of Archstone-Smith apartment community dispositions in the first nine months of 2003 and all of 2002, respectively.

      The $121.9 million increase in basic net earnings attributable to Common Units for the nine months ended September 30, 2003, as compared to the same period in 2002, is primarily attributable to higher gains due to increased disposition activity during the nine months ended September 30, 2003.

      This increase was partially offset by:

•	A 1.7% decrease in NOI in our Same-Store portfolio, driven by revenue decline of 1.7% for the nine months ended September 30, 2003, as compared to the same period in 2002;

•	A $25.0 million expense, recorded during the second quarter of 2003, relating to moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property, for estimated and incurred legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses; and

•	A $14.4 million decrease in income from unconsolidated entities primarily due to a decrease in gains from Ameriton joint venture dispositions and the loss of earnings associated with the sale of Consolidated Engineering Services (“CES”) and SMC.

Apartment Community Operations

      At September 30, 2003, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our garden and high-rise apartments for each period (in thousands, except for units and percentages):

Garden Communities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental revenues	$135,682	$129,716	$397,130	$385,839
Property operating expenses	45,941	44,425	131,837	125,746

NOI	$89,741	$85,291	$265,293	$260,093

Operating margin (rental revenues less operating expenses/rental revenues)	66.1%	65.8%	66.8%	67.4%

Average occupancy during period	95.6%	95.7%	95.0%	95.0%

Average number of operating units	47,596	58,181	52,455	58,128

High-Rise Properties

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Rental revenues	$85,916	$85,296	$255,856	$247,811
Property operating expenses	35,364	33,034	101,654	95,202

NOI	$50,552	$52,262	$154,202	$152,609

Operating margin (rental revenues less operating expenses/rental revenues)	58.8%	61.3%	60.3%	61.6%

Average occupancy during period	93.2%	93.8%	92.8%	94.3%

Average number of operating units	20,800	22,000	21,036	21,650

      NOI for the entire apartment portfolio, including amounts reported in discontinued operations, decreased $18.3 million or 10.6%, and $32.4 million or 6.2% for the three and nine months ended September 30, 2003, respectively, compared to the same period in 2002 primarily due to:

•	The loss of NOI due to $1.1 billion and $407.6 million of our apartment community dispositions in the first nine months of 2003 and all of 2002, respectively; and

•	Slightly negative revenue growth in our Same-Store portfolio during 2003 as compared to 2002.

      These decreases were partially offset by slightly lower rental expenses during the three and nine months ended September 30, 2003, as compared to the same periods in 2002. Rental expenses for the three and nine months ended September 30, 2003 were positively impacted by a decrease in real estate taxes, lower utility costs, and a reduction in our marketing costs.

      The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during the three and nine months ended September 30 for each respective comparison period (the Same-Store population excludes all Ameriton communities):

	Same-Store	Same-Store	Same-Store Net
	Revenue	Expense	Operating
	Decline	Decline	Income Decline

Three months ended September 30	(1.9% )	(3.9% )	(0.8% )
Nine months ended September 30	(1.7% )	(1.5% )	(1.7% )

      Based on our reported Same-Store revenue and NOI results, our strongest core markets during the period were the greater Washington D.C. metropolitan area and Southern California (which collectively represent 55% of our NOI), both of which produced positive revenue growth in the three months ended September 30, 2003. Core markets that continue to experience the greatest challenges in NOI growth include the San Francisco Bay area, Chicago and Seattle.

      Same-Store results represent 160 and 154 apartment communities that were fully operational during the entire three and nine months ended September 30, 2003 and 2002, respectively. This excludes 19 and 25 apartment communities, for the three months and nine months ended September 30, 2002, respectively, which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (due to fires, floods, etc.). Same-Store also excludes Ameriton communities due to their short-term holding periods. The following is a reconciliation of Same-Store NOI to Earnings from Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Same-Store NOI	$131,617	$132,714	$377,047	$383,744
Non-Same Store NOI, including Ameriton properties which are not included in discontinued operations	22,837	40,029	110,907	136,590
NOI classified as discontinued operations — communities sold	(4,605)	(25,270)	(38,510)	(39,997)
NOI classified as discontinued operations — communities held for sale	(8,729)	(8,905)	(27,915)	(65,265)

Net Operating Income	141,120	138,568	421,529	415,072
Income from unconsolidated entities	1,714	3,748	1,008	15,429
Other income	3,833	1,506	14,690	4,760
Depreciation on real estate investments	(47,795)	(42,633)	(137,478)	(123,740)
Interest expense	(46,659)	(39,884)	(138,050)	(121,653)
General and administrative expenses	(12,558)	(11,737)	(38,200)	(33,072)
Other expense	(10,443)	(12,740)	(39,983)	(18,169)

Earnings from operations	$29,212	$36,828	$83,516	$138,627

Income from Unconsolidated Entities

      Income from unconsolidated entities decreased $2.0 million and $14.4 million, respectively, for the three and nine months ended September 30, 2003 as compared to same periods in 2002 primarily due to a decrease in the gains from Ameriton joint ventures dispositions during 2003 and the loss of earnings associated with the sale of CES and SMC.

Other Income

      Other income increased $2.3 million and $9.9 million, respectively, for the three and nine months ended September 30, 2003 as compared to the same periods in 2002, principally as a result of a collection of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and dividend income on stock investments.

Depreciation Expense

      The $3.4 million and $1.8 million decrease in depreciation expense, including amounts classified as discontinued operations, during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 is principally attributable to an increase in disposition activity and the cessation of depreciation expense on assets classified as held for sale during 2003. These decreases were partially offset by the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions.

Interest Expense

      Interest expense decreased $2.5 million and $3.3 million, including amounts classified as discontinued operations, during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases are primarily due to lower debt balances, a reduction in interest rates on floating rate debt and debt refinancings, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

General and Administrative Expenses

      The $0.8 million increase in general and administrative expenses for the three months ended September 30, 2003 as compared to the same period in 2002 is primarily due to higher legal costs. The $5.1 million increase in general and administrative expenses for the nine months ended September 30, 2003, respectively, as compared to the same period in 2002 relates primarily to additional severance costs and legal fees incurred during the nine months ended September 30, 2003, increased depreciation of capitalized costs associated with our new revenue management program called Lease Rent OptionsTM, and our new on-site property management software.

Other Expenses

      The $2.3 million decrease in other expense for the three months ended September 30, 2003, as compared to the same period in 2002 is primarily due to lower moisture infiltration and resulting mold related expenses during the third quarter of 2003 partially offset by higher Ameriton income tax expense.

      The $21.8 million increase in other expenses for the nine months ended September 30, 2003, as compared to the same period in 2002 is principally due to a $25.0 million expense recorded during the second quarter of 2003 for estimated and incurred legal fees, estimated settlement costs based upon the current status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses associated with moisture infiltration and resulting mold issues at Harbour House, a Southeast Florida high-rise property that became subject to litigation in the third quarter of 2002.

Provision for Possible Loss on Investments

      During the first quarter of 2003 we recognized a $3.7 million provision for possible loss on investments due to an impairment and related write-down to the estimated fair value of three real estate investments held for sale, which is included in net earnings from discontinued operations during the nine months ended September 30, 2003. No provision was recognized for the three or nine months ended September 30, 2002.

Minority Interests and Preferred Unit Distributions

      Minority interest decreased $1.3 million and $5.2 million, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 primarily due to the conversion of DownREIT Perpetual Preferred Units into Operating Trust Perpetual Preferred Units in August 2002.

      The $2.4 million and $4.2 million decrease in Preferred Unit distributions for the three and nine months ended September 30, 2003, respectively, is primarily the result of the conversion of Series H Preferred Units into Common Units in May 2003, the redemption of the Series C Preferred Units in August 002, the conversion of Series J Preferred Units into Common Units in July 2002, and the lower distributions earned on Series A Preferred Units resulting from periodic conversions by unitholders into Common Units, partially offset by $1.3 million and $3.9 million in distributions on Series E, F and G Preferred Units for the three and nine months ended September 30, 2003. We expect our Preferred Share distributions to further decrease as a result of the pending redemption of our Series A Preferred Units.

Impact of Disposition Activities

      During the three and nine months ended September 30, 2003, the Operating Trust disposed of 20 and 40 apartment communities, representing net proceeds of $520.8 million and $1.1 billion, respectively. Net gains of $118.9 million and $212.5 million were recorded for the three and nine months ended September 30, 2003, respectively. As part of our capital recycling program, we anticipate our total disposition volume for 2003 to be approximately $1.3 billion to $1.4 billion.

      During the three and nine months ended September, Ameriton disposed of three and four apartment communities, representing net proceeds of $114.6 million and $149.9 million, respectively. Net gains of $23.6 million and $31.2 million were recorded for the three and nine months ended September 30, 2003, respectively.

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

      Consistent with our capital recycling program, we had 17 operating apartment communities, representing 5,098 units, classified as held for sale under the provisions of SFAS 144, at September 30, 2003. Accordingly, we have classified the operating earnings from these 17 properties within discontinued operations for the three and nine months ended September 30, 2003 and 2002. During the nine months ended September 30, 2003, we sold 44 operating communities. The operating results of these 44 communities and the related gain/loss on sale are also included in discontinued operations for both 2003 and 2002. Lastly, discontinued operations for the three and nine months ended September 30, 2002, include the net operating results of 12 operating communities and one retail property which were sold during 2002. Four of the apartment communities that were sold during 2002 were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144.

Liquidity and Capital Resources

      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. We believe our liquidity and financial condition are sufficient to meet all of our cash flow needs during 2003 and anticipated requirements thereafter. See Archstone-Smith Operating Trust’s condensed consolidated statements of cash flows for a summary of operating, investing and financing activities for the nine months ended September 30, 2003 and 2002.

Operating Activities

      Net cash flow provided by operating activities decreased $65.9 million for the nine months ended September 30, 2003 as compared to the same period of 2002. This is principally due to a reduction in accrued expenses associated with payments during the quarter, lower Same-Store NOI and lost NOI resulting from disposition activity. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities

      For the nine months ended September 30, 2003, cash flows provided by investing activities increased $799.5 million as compared to the same period in 2002. The increase is principally the result of a $971.4 million increase in the net proceeds on dispositions of apartment communities and a $28.2 million increase in cash flows from our investments in and advances to our unconsolidated investees. These increases were partially offset by a $163.4 million reduction in cash flows from restricted cash in tax-deferred exchange escrows and increased investments in marketable securities as compared to the same period in the prior year.

      Cash flows used in financing activities increased by $723.7 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The increase is principally the result of an increase of payments on Long-Term Unsecured Debt of $123.8 million, a decrease in proceeds from long-term unsecured debt of $248.7 million and a reduction in unsecured credit facilities of $484.3 million, partially offset by a reduction in prepayments of mortgages of $190.6 million.

      Included above in the cash flows from financing activities are the payments of $271.1 million and $24.0 million in distributions to Common Units and Preferred Units, respectively, during the nine months ended September 30, 2003.

      Our most significant non-cash investing and financing activities during the nine months ended September 30, 2003 and 2002 included: (i) the conversion of Series H Preferred Units into Common Units in 2003, (ii) the issuance of A-1 Common Units in exchange for land in 2003, (iii) the conversion of A-1 Common Units to A-2 Common Units in both 2003 and 2002, (iv) the conversion of Series A and Series J Preferred Shares into Common Shares in 2002, (v) the issuance of B Common Units in exchange for real estate in 2002, and (vi) the assumption of mortgages payable upon the purchase of apartment communities in 2002.

Scheduled Debt Maturities and Interest Payment Requirements

      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year, to mitigate future liquidity issues and refinancing risk. As of September 30, 2003, we have approximately $25.6 million of long-term debt maturing during the remainder of 2003, $109.2 million maturing during 2004 and $326.4 million maturing during 2005.

      We currently have $700 million in total borrowing capacity under our unsecured credit facilities, with $11.5 million outstanding and $688.5 million of available capacity at October 31, 2003. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective interest rates of 4.01%, 6.29% and 5.60%, respectively, as of September 30, 2003. These rates give effect to the impact of interest rate swaps and caps, as applicable.

      We were in compliance will all financial covenants pertaining to our debt instruments during the period ended September 30, 2003.

Unitholder Distribution Requirements

      Based on anticipated distribution levels for 2003 and the number of units and units outstanding as of September 30, 2003, we anticipate that we will pay distributions of $392.4 million in the aggregate during 2003. This amount represents distributions on our Common Units, all preferred units and all minority interests

Planned Investments

      Following is a summary of unfunded planned investments as of September 30, 2003, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

		Planned Investments

	Units	Discretionary	Committed

Properties under redevelopment(1)	5,531	$23,276	$18,287
Properties under construction	4,274	—	321,933
Properties In Planning and owned	4,510	841,616	—
Properties In Planning and Under Control	112	9,172	—
Property acquisitions under contract	1,847	237,802	—

Total	16,274	$1,111,866	$340,220

(1)	Includes planned investments at six properties undergoing major redevelopment.

      In addition to the planned investments noted above, we expect to make smaller capital investments relating to planned expenditures on recently acquired communities, as well as redevelopment and recurring expenditures to improve and maintain our more established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2003 and 2004. We expect to start construction on approximately $200 million to $275 million, based on Total Expected Investment, of communities that are currently classified as In Planning during the remainder of 2003, excluding Ameriton. No assurances can be given that communities the Operating Trust does not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and proceeds from our unsecured credit facilities or dispositions during 2003 will be sufficient to fund debt principal payments and anticipated distribution requirements. To fund planned investment activities, we had $688.5 million in available capacity on our unsecured credit facilities, $198.2 million in tax-deferred exchange escrow and $50.8 million of cash on hand at October 31, 2003. In addition, during 2003, we expect to complete the dispositions of $1.3 billion to $1.4 billion of operating communities. During 2004, we will receive approximately $128 million from the settlement of certain forward sale agreements.

      At September 30, 2003, Archstone-Smith and the Operating Trust had approximately $1.1 billion available in shelf registered securities, which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

Other Contingencies and Hedging Activities

      We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities. We have designated this forward sale as a fair value hedge. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

      We formally assess, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We exclude the hedging instrument’s time value component when assessing hedge effectiveness. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, we will discontinue hedge accounting prospectively.

      To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During the three months ended September 30, 2003, we entered into a forward sale agreement with a notional amount, which represents the fair value of the underlying marketable securities, of approximately $46.8 million. The fair value of the forward sale agreement was approximately $112,000. Subsequent to September 30, 2003, we entered into two additional forward sale agreements with a notional amount of approximately $81.7 million and a fair value of approximately $374,000. These forward sale agreements will result in 2004 gains of approximately $22.2 million.

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

Internal Cost Capitalization

      We have an investment organization and infrastructure that supports the due diligence, land acquisition, development and redevelopment of apartment communities. Consistent with GAAP, all direct and indirect costs, including interest and real estate taxes, incurred during construction relating to these activities, are capitalized. Included in these costs is management’s estimate for the portion of internal costs that are incremental and deemed directly or indirectly related to such development activities. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate”. If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses.

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

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through majority voting interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities consists of a $97.1 million investment in real estate joint ventures.

      CES is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days was excluded from the gain. We have recognized $5.1 million of these contingent proceeds during the nine months ended September 30, 2003, since this amount of the indemnified accounts receivable was collected.

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

      SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million had principal payments that begin in October 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

      Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of September 30, 2003 $7.4 million of these performance bond guarantees were still outstanding. The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. We also will not extend any such performance bond guarantees in the future due to the sale of both CES and SMC. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

		2004 and	2006 and
	2003	2005	2007	2008 thru 2095	Total

Scheduled long-term debt maturities	$25.6	$435.6	$885.2	$2,479.6	$3,826.0
Unsecured credit facilities(1)	2.0	—	—	—	2.0
Development and redevelopment expenditures	340.2	—	—	—	340.2
Performance bond guarantees(2)	14.9	22.3	—	—	37.2
Lease commitments and other(3)	19.8	13.8	9.8	194.8	238.2

Total	$402.5	$471.7	$895.0	$2,674.4	$4,443.6

(1)	In October 2003, we completed the renewal of our unsecured revolving line of credit. The new facility has a total capacity of $600 million and a three-year term, with a one-year extension option available at our discretion.

(2)	The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(3)	Lease commitments relate principally to ground lease payments as of December 31, 2002. There have been no material changes since that date.

New Accounting Pronouncements

      We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, in July 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires that we consolidate the results of variable interest entities in which we have a majority variable interest. Due to the adoption of this Interpretation, we have consolidated the results of Ameriton for all periods presented.

      In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We adopted this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133. The adoption of SFAS 149 did not have will have a material impact on our financial position, net earnings or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement is effective for financial instruments entered into or modified after May 31, 2003, with the exception of the application to non-controlling (minority) interests in finite-life entities, which has been deferred indefinitely. The Statement requires that certain financial instruments, formerly presented as equity, be classified as liabilities. The adoption of SFAS 150 did not have a material impact on our financial position, net earnings or cash flows.

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

      An evaluation was carried out under the supervision and with the participation of Archstone-Smith Operating Trust’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Archstone-Smith Operating Trust’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Archstone-Smith Operating Trust in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      We are subject to two class action claims in connection with moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida. These claims are, Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the “Henriques Claim”) and Santos, et. al. v. Archstone-Smith Operating Trust et. al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents of one of our Southeast Florida properties. The case alleges that mold contamination at the property caused by faulty air-conditioning resulted in both personal injuries to the plaintiffs and damage to their property. Plaintiffs seek both injunctive relief and unspecified monetary and punitive damages. We are currently in settlement discussions with the plaintiffs in this matter. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q for further discussion regarding this accrual. No assurances can be given that the settlement discussion will be successful or that the court will approve the settlement.

      In addition, a claim, Michel, et al, v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, and another claim, Semidey, et al, v. Archstone-Smith Operating Trust et. al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at two of our Southeast Florida properties. The plaintiffs in these cases make substantially the same allegations as those made in the Henriques Claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe these suits are without merit and intend to vigorously contest the claims asserted in this litigation. Nonetheless, we are in ongoing discussions with the attorneys representing plaintiffs in certain of these matters in an effort to understand whether there is a rational settlement option that could result in expediting the resolution of the subject claims. No assurances can be given that these lawsuits, if adversely determined, will not have a material adverse effect on the company.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
15.1	Letter from KPMG LLP dated , 2003, regarding unaudited financial information
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Mark A. Schumacher
Controller and Senior Vice President
(Principal Accounting Officer)

Date: November 12, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
15.1	Letter from KPMG LLP dated November 12, 2003, regarding unaudited financial information
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002