Form 10-K
period 2003-12-31
ARCHSTONE SMITH OPERATING TRUST
filed 2004-03-05
CIK 80737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Class A-1 Common Units
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether Archstone-Smith is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      Based on the closing price of Archstone-Smith Trust’s Common Shares on June 30, 2003, which are issuable upon redemption of the A-1 Common Units, the aggregate market value of the Class A-1 Common Units held by non-affiliates was approximately $598,369,680.

      At February 13, 2004, there were approximately 25,233,992 Class A-1 and Class B Common Units outstanding held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

GLOSSARY

      The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description

A-1 Common Unitholders	Holders of A-1 Common Units.
A-1 Common Units	Class A-1 common units of beneficial interest, which are redeemable for cash, or at the option of Archstone-Smith, A-2 Common Units. A-1 Common Units are the only common units of the Operating Trust not held by Archstone-Smith and represent approximately 11.5% of the Operating Trust at December 31, 2003.
A-2 Common Units	Class A-2 common units of beneficial interest. Archstone-Smith is the sole holder of A-2 Common Units, which represent approximately an 88.5% interest of the Operating Trust at December 31, 2003.
Ameriton	AMERITON Properties Incorporated, which is a taxable REIT subsidiary that engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.
Ameriton Holdings	Ameriton Holdings LLC, owned 100% of the voting stock of Ameriton. During September 2003, the Operating Trust purchased the voting membership interest in Ameriton Holdings.
Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.
Archstone	Archstone Communities Trust, the predecessor registrant to Archstone-Smith.
Archstone-Smith	Archstone-Smith Trust, sole holder of the A-2 Common Units and sole trustee.
Board	Collectively, refers to Archstone-Smith’s Board of Trustees or to Archstone-Smith, our sole trustee, unless the context otherwise requires.
Class B Common Units	Common Units of beneficial interest issued in connection with contributions of property between dividend distribution dates; they are entitled to receive a pro-rata distribution with respect to the quarter in which the property is contributed and, after that distribution date, they automatically convert into A-1 Common Units.
Common Share(s)	Archstone-Smith common shares of beneficial interest, par value $0.01 per share.
Common Unit(s)	For periods prior to the Smith Merger and reorganization into an UPREIT, Archstone’s common shares of beneficial interest are referred to as Common Units.
Consolidated Engineering Services or CES	Consolidated Engineering Services, Inc. was a taxable REIT subsidiary in the business of delivering mission critical facilities management services for corporate, government and institutional customers. CES was sold to a third party in December 2002 for $178 million.

Abbreviation, Acronym or Defined Term	Definition/Description

Convertible Preferred Units	Collectively, the Series A, H, J, K and L Preferred Units.
Declaration of Trust	The Operating Trust’s Amended and Restated Declaration of Trust as filed with the State of Maryland on October 30, 2001, as amended and supplemented.
DEU	Dividend Equivalent Unit; an amount credited to certain options and RSU’s under Archstone-Smith’s long-term incentive plan.
Distributions	Refers to dividends paid by Archstone on either Archstone common or preferred shares of beneficial interest paid prior to the UPREIT reorganization and Smith Merger. Subsequent to the Smith Merger, refers to distributions paid on Operating Trust Common Units or Preferred Units.
DownREIT OP Units	Operating Partnership Units issued by Atlantic Multifamily Limited Partnership — I, Archstone Communities Limited Partnership and Archstone Communities Limited Partnership II, which are convertible into Common Units. The DownREIT OP Units were converted into A-1 Common Units in August 2002.
DownREIT Perpetual Preferred Units	Collectively, the Series E, F, and G Preferred Units issued by Archstone Communities Limited Partnership and Archstone Communities Limited Partnership II. These Units were convertible into a corresponding series of Preferred Shares. The DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units in August 2002.
FASB	Financial Accounting Standards Board.
Fannie Mae	Federal National Mortgage Association.
Freddie Mac	Federal Home Loan Mortgage Corporation.
GAAP	Generally accepted accounting principles in the United States.
In Planning	Parcels of land owned or Under Control, which are in the development planning process, upon which construction of apartments is expected to commence within 36 months.
Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.
LIBOR	London Interbank Offered Rate.
Long-Term Unsecured Debt	Collectively, the Operating Trust’s long-term unsecured senior notes payable and tax-exempt unsecured bonds.
NAREIT	National Association of Real Estate Investment Trusts.
Net Operating Income or NOI	Represents rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See a reconciliation of NOI to Earnings from Operations in this Annual Report under caption “Apartment Community Operations”.
NYSE	New York Stock Exchange.
Operating Trust	Archstone-Smith Operating Trust.

Abbreviation, Acronym or Defined Term	Definition/Description

Perpetual Preferred Units	Collectively, the Series B, C, D, E, F, G and I Preferred Units. These units are not convertible, but are redeemable at the option of Archstone-Smith at certain future dates.
Preferred Units	Collectively, the Series A, B, C, D, H, I, J, K, and L Preferred Units.
REIT	Real estate investment trust.
Restricted Share Unit or RSU	A unit representing an interest in one Common Unit, subject to certain vesting provisions, through our long-term incentive plan.
Same-Store	Term used to refer to a group of operating communities that had attained stabilization and were fully operating during the entire time two periods are being compared. Excludes communities which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non- operational units (fires, floods, etc.). Also excludes the Ameriton properties due to their short-term holding periods.
Series A Preferred Units	Operating Trust Series A Cumulative Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in November 2003.
Series B Preferred Units	Operating Trust Series B Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in May 2001.
Series C Preferred Units	Operating Trust Series C Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in August 2002.
Series D Preferred Units	Operating Trust Series D Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series E Perpetual Preferred Units	Operating Trust 8.375% Cumulative Perpetual Preferred Units, par value $0.01 per unit.
Series F Perpetual Preferred Units	Operating Trust 8.125% Cumulative Perpetual Preferred Units, par value $0.01 per unit.
Series G Perpetual Preferred Units	Operating Trust 8.625% Cumulative Perpetual Preferred Units, par value $0.01 per unit.
Series H Preferred Units	Operating Trust Series H Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in May 2003.
Series I Preferred Units	Operating Trust Series I Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series J Preferred Units	Operating Trust Series J Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in July 2002.
Series K Preferred Units	Operating Trust Series K Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series L Preferred Units	Operating Trust Series L Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit.

Abbreviation, Acronym or Defined Term	Definition/Description

Service Businesses	Collectively, Consolidated Engineering Services and Smith Management Construction. Both of these entities were taxable REIT subsidiaries and were acquired in the Smith Merger.
Smith Management Construction or SMC	Smith Management Construction Incorporated was a taxable REIT subsidiary in the business of providing construction management and building maintenance services. SMC was sold to members of its senior management in February 2003.
Smith Merger	The series of merger transactions in October 2001 whereby Archstone-Smith merged with Smith Residential and Archstone merged with Smith Partnership.
Smith Partnership	Charles E. Smith Residential Realty, L.P.
Smith Residential	Charles E. Smith Residential Realty, Inc.
SFAS	Statement of Financial Accounting Standards.
Stabilized or Stabilization	The classification assigned to an apartment community that has achieved 93% occupancy, and for which the redevelopment, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.
Total Expected Investment	For development communities, represents the total expected investment at completion; for operating communities, represents the total expected investment plus planned capital expenditures.
Under Control	Land parcels we do not own, yet have an exclusive right (through contingent contract or letter of intent) during a contractually agreed upon time period to acquire for the future development of apartment communities, subject to approval of contingencies during the due diligence process.
UPREIT	Umbrella Partnership Real Estate Investment Trust.

PART I

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

Item 1.	Business

      Archstone-Smith Operating Trust is a recognized leader in apartment investment and operations. The company owns and operates an irreplaceable portfolio of high-rise and garden apartment communities concentrated in many of the most desirable neighborhoods in the greater Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Chicago, Boston, Seattle, the greater New York City metropolitan area and Southeast Florida. The company continually upgrades the quality of its portfolio through the selective sale of assets, using proceeds to fund investments with higher anticipated growth prospects. Through its two customer-facing brands, Archstone and Charles E. Smith, we define the standard for apartment operations. As of December 31, 2003, we owned or had an ownership position in 249 communities, representing 88,183 units, including units under construction.

      As of December 31, 2003, our operating portfolio was concentrated in protected locations in the following core markets, based on net operating income, excluding amounts associated with communities that are owned by Ameriton was as follows:

Greater Washington, D.C. metropolitan area	40.0%
Southern California	15.2
San Francisco Bay Area, California	9.8
Chicago, Illinois	7.6
Boston, Massachusetts	5.0
Southeast Florida	4.2
Seattle, Washington	3.3
Greater New York City metropolitan area	2.5
Other	12.4

Total:	100.0%

The Company

      We are a REIT engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owned 88.5% of our Common Units at December 31, 2003. Archstone-Smith Common Shares trade on the New York Stock Exchange (NYSE:ASN).

      We focus on creating value for our unitholders by:

•	Maximizing the performance of our apartment communities by (i) generating long-term sustainable growth in operating cash flow, (ii) strengthening our operating platform, (iii) leveraging the equity of our brands, (iv) investing in technology that improves our core business, (v) and solidifying our reputation for operational leadership;

•	Acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential; and

•	The selective sale of assets, which allows us to continually upgrade our portfolio by using proceeds to fund investments with higher anticipated growth prospects.

Customer-focused Operations

      We believe that our long-term cash flow growth is enhanced by the Archstone and Charles E. Smith brands, our efficient operating platform, robust and scalable technology, and the continued investment in our associates:

      Powerful brands. An essential component of our strategy is to consistently offer a higher level of service at all our apartment communities. Through Archstone’s Seal of ServiceTM and Charles E. Smith’s Smith Advantage, we offer our residents convenience and flexibility all backed by written guarantees. These programs help to create customer loyalty and trust, and increase the likelihood of renewals and referrals.

      Strengthening our operations. We believe that we can create a distinct competitive advantage by identifying and implementing the best practices for our most critical processes and standardizing them at each of our communities. To do this, we assembled a core process project (CPP) team to focus on three important customer touch-points: (i) customer inquiries and leasing, (ii) the move-in experience, and (iii) renewal, transfer or move-out. To capture best practices, the CPP team conducts extensive field research with front-line associates to translate proven tactics into scalable tools that ensure consistency in our day-to-day customer interactions. We believe that by enhancing our customers’ experiences with us, we will ultimately increase customer acquisition, retention and referrals.

      Investing in technology. We invest in technology to improve our core operations and make it easier for our customers to do business with us. In 2003, we completed the implementation of a revenue and pricing management system and launched a new web-based property management system that we believe will redefine the way customers lease an apartment and how we manage our apartment communities.

      We pioneered the use of Lease Rent OptionsTM (LRO), the first pricing and revenue management software system in the apartment industry. LRO enables us to more precisely forecast and analyze market demand and unit availability by taking into account multiple variables that are difficult to compile manually to optimize pricing for our apartments, thereby enhancing total revenues for the company. In addition, LRO allows us to offer flexible lease terms to new and renewing customers, creating a level of flexibility that has never been available in the apartment industry.

      We are also upgrading our existing property management system to MRI Residential Management (RM) software. Developed in conjunction with MRI, an Intuit company (NASDAQ: INTU), RM is a customer-centric, web-based property management software system that allows us to fully integrate LRO, our pricing and revenue management software, into our operating platform and automate virtually all of our daily on-site leasing and reporting tasks. This allows us to execute leases more smoothly and quickly — and improve our customer’s experience.

      In addition, RM provides a seamless online interface with our customers via resident-only web sites, allowing customers 24/7 access to us to complete new and renewed leases, pay rent online, submit service requests and more. The system’s automated work order solution allows us to directly enhance our customer service offering by improving our ability to manage and execute service requests, one of our most important customer functions. Equally important, the system gives us the ability to accurately track resident histories to better understand and serve our customers. We expect to complete the rollout of RM across our entire portfolio in 2005.

      Investing in our associates. A critical component to ensuring the integrity of our brand offering is attracting, training and retaining the best professionals in our industry — and giving them the support and tools to provide an exceptional customer experience.

      Each of our on-site associates receives extensive training in their first year through our Customer-centered Sales Excellence (CCSE) training program. CCSE’s seven training modules cover the various aspects of our sales process and are offered to associates in manageable half-day classes.

      In 2003, we introduced The Practice of Leadership training program to on-site, corporate and regional managers to give them the tools to become better leaders. This three-day program focuses on six leadership practices consistent with our company culture and values that we believe drive our success. This program is complemented by a 360-Degree Feedback Program, through which direct reports, supervisors and peers evaluate corporate managers to identify strengths and opportunities for improvement.

Investment Strategy

      Protected markets. We invest our capital in protected markets in locations where there is a very limited amount of land on which new housing can be developed, which minimizes competition. In addition to supply constraints, our core markets — the greater Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Chicago, Boston, Seattle, the greater New York City metropolitan area and Southeast Florida — are characterized by (i) relatively stable demand, (ii) a diverse economic base and (iii) expensive single-family home prices, which we believe maximize our ability to maintain occupancy and produce sustainable long-term cash flow growth.

      Capital recycling program. We utilize a sophisticated capital allocation strategy, using the selective sale of assets to redeploy disposition proceeds into investments with higher anticipated long-term growth prospects. We believe that concentrating our portfolio in protected markets improves our growth rate, value creation and long-term business fundamentals.

      In 2003, we sold $1.4 billion of apartment communities (excluding Ameriton) representing 15,599 units, generating GAAP gains of $310.9 million and an average unleveraged internal rate of return of 13.0%. Additionally, we acquired $508.9 million of operating communities, representing 2,893 units, essentially all of which were funded by disposition proceeds. We believe the quality of our portfolio is continually upgraded by redeploying disposition proceeds into new investments.

      Development and redevelopment. We believe we create significant value through the development of new apartment communities and the redevelopment of existing operating communities. At December 31, 2003, we had 2,607 units, representing a Total Expected Investment of $636.9 million, of development communities under construction in markets that include Southern California, downtown Boston and the greater Washington, D.C. metropolitan area. Of the total amount, $301.6 million is already funded. In 2003, we completed $171.5 million of new development communities, representing 861 units.

      We also dramatically reposition assets by upgrading interiors, exteriors, leasing offices, parking facilities, landscaping, and amenities that we believe can produce attractive returns on invested capital. In addition, we invest in revenue-enhancing and expense-reducing capital expenditures such as building garages/carports, additional storage facilities, and adding utility sub-metering systems.

Conservative Balance Sheet Management

      One of our primary financial objectives is to structure our balance sheet to enhance our financial flexibility in order to have access to capital when others in the industry do not. We have a significant equity base, with a total equity market capitalization of $6.4 billion as of December 31, 2003. Our investment-grade debt ratings from Standard & Poor’s (BBB+), Moody’s Investors Service (Baa1) and Fitch, Inc. (BBB+) are indicative of our solid financial position.

      During 2003, we financed our investment activity primarily through internally generated cash flow from operations and asset dispositions. Our dispositions for the year ended December 31, 2003, totaled $1.4 billion. We used a portion of the proceeds to repay $400 million of debt, which reduced our ratio of debt-to-undepreciated-book-capitalization from 47% at December 31, 2002 to 42% at the end of 2003. We also reduced our secured debt levels by $250 million and increased our unencumbered asset base to $5.8 billion as of December 31, 2003. As of February 13, 2004, we had approximately $1.2 billion of liquidity, including cash on hand, liquid assets, restricted cash in escrows and capacity on unsecured credit facilities.

      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year. We have only $113.5 million of long-term debt maturing in 2004, representing 1.1% of our total market capitalization. The following summarizes our long-term debt maturity profile for 2004 through 2008, and thereafter, as of December 31, 2003 (dollar amounts in thousands):

		% of Total Market
Year	Total	Capitalization(1)

2004	$113,522	1.1%
2005	319,944	3.1%
2006	355,642	3.5%
2007	515,312	5.0%
2008	461,393	4.5%
Thereafter	2,033,777	19.7%

Total	$3,799,590	36.9%

(1)	Total market capitalization as of December 31, 2003, represents the market capitalization based on the closing share price on the last trading day of the period for publicly traded securities and liquidation value for private securities as well as the book value of total debt.

      Consistent dividend growth. We paid distributions of $1.71 per Common Unit in 2003 and announced our anticipated 2004 distribution level of $1.72 per unit, a 169% increase since 1991, the year we began to focus exclusively on multifamily communities. With the 2004 increase, we have raised our annual distribution for 12 consecutive years. We have paid 114 consecutive quarterly distributions.

Management

      We have several senior executives who possess the leadership, operational, investment and financial skills and experience to oversee the overall operation of our company. Several of our senior officers could serve as the principal executive officer and continue our strong performance. Our management team emphasizes active training and organizational development initiatives for associates at all levels of our company in order to build long-term management depth and facilitate succession planning.

Officers of the Operating Trust

      Archstone-Smith is the majority owner of the Operating Trust and owns approximately 88.5% of our total outstanding Common Units. Archstone-Smith is the Operating Trust’s sole Trustee. References throughout this section are labeled “Operating Trust” for the post-merger period as a result of this name change. Pre-merger periods will be referenced as follows: (i) as “Operating Trust” for individuals who were associated with Archstone and/or its affiliates; and (ii) as “Smith Residential” for individuals who were associated with Smith Residential and/or its affiliates. See Note 2 of the Operating Trust’s audited financial statements in this Annual Report or in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for additional information on the Smith Merger.

Senior Officers of Archstone-Smith Operating Trust

      The senior officers of Archstone-Smith Operating Trust are:

Name	Title

R. Scot Sellers	Chairman and Chief Executive Officer
J. Lindsay Freeman	Chief Operating Officer
Charles E. Mueller, Jr.	Chief Financial Officer
Al Neely	Chief Development Officer
James D. Rosenberg	President — High Rise Division
Dana K. Hamilton	Executive Vice President — National Operations
Caroline Brower	General Counsel and Secretary
Daniel E. Amedro	Senior Vice President and Chief Information Officer
Mark A. Schumacher	Senior Vice President and Controller

Biographies of Senior Officers

      R. Scot Sellers – 47 — Trustee, Chairman and Chief Executive Officer of Archstone-Smith Operating Trust since June 1997, with overall responsibility for the Operating Trust’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of the Operating Trust from July 1998 to December 1998. From September 1994 to June 1997, Managing Director of the Operating Trust, where he had overall responsibility for Operating Trust’s investment strategy and implementation; Senior Vice President of the Operating Trust from May 1994 to September 1994. Mr. Sellers is a member of the Executive Committee and Second Vice Chairman of the Board Governors of NAREIT; a member of the Executive Committee of the Board of Directors of the National Multi Housing Council; Director of Christian International Scholarship Foundation; Director of Alliance for Choice in Education.

      J. Lindsay Freeman – 58 — Chief Operating Officer since September 2002, with responsibility for managing all investment and operating activities for the Operating Trust; President-East Division of the Operating Trust from October 2001 to September 2002, with responsibility for all investments and operations of the East Division; from July 1998 to October 2001, Managing Director of the Operating Trust, with responsibility for investments and operations in the East and Central Regions; Managing Director of Security Capital Atlantic Incorporated from December 1997 to July 1998; Senior Vice President of Security Capital Atlantic Incorporated from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

      Charles E. Mueller, Jr. – 40 — Chief Financial Officer of the Operating Trust since December 1998, with responsibility for the planning and execution of the company’s financial strategy and balance sheet management; Mr. Mueller oversees the company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence and risk management functions. Vice President of the Operating Trust from September 1996 to December 1998; prior thereto, he held various financial positions with Security Capital, where he provided financial services to Security Capital and its affiliates.

      Al Neely – 58 — Chief Development Officer of the Operating Trust since April 2003, with responsibility for the oversight and direction of all Operating Trust residential development projects; Executive Vice President of the Operating Trust and Charles E. Smith Residential Realty, Inc. from April 1989 to April 2003 with responsibility for oversight and direction of High-Rise residential development projects; Executive Vice President and Managing General Partner of the New Height Group from August 1981 to April 1989 with responsibility for the development and management of 2.5 million square feet of mixed-use property; General Manager of a 1,100-acre mixed-use business park from October 1973 to April 1989 where he managed the development of 3.5 million square feet of corporate user buildings.

      James D. Rosenberg – 46 — President-Charles E. Smith Residential Division of the Operating Trust since November 2002, with responsibility for all investments and operations of the Division; President and Chief Operating Officer of Winston Hotels from January 1998 to November 2002; Senior Vice President for Holiday Inn Worldwide from January 1994 to January 1998, where he was responsible for the operations of 85 hotel properties, including nearly 50 high-rise properties in urban areas; Mr. Rosenberg started his career with the public accounting firm of Price Waterhouse.

      Dana K. Hamilton – 35 — Executive Vice President-National Operations for the Operating Trust since May 2001, with responsibility for corporate services, including human resources, training and development, marketing and corporate communications, and new business development; Senior Vice President of the Operating Trust from December 1998 to May 2001; Vice President from December 1996 to December 1998, with responsibility for new product development and revenue enhancement through portfolio-wide initiatives.

      Caroline Brower – 55 — General Counsel and Secretary of the Operating Trust since September, 1999, with responsibility for legal and corporate governance; from September 1998 to September 1999, President of Ameriton Properties Incorporated; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw LLP), where she practiced transaction and real estate law.

      Daniel E. Amedro – 47 — Chief Information Officer and Senior Vice President of the Operating Trust since January 1999, with primary responsibility for the company’s information technology functions and initiatives; Chief Information Officer and Vice President from May 1998 to January 1999; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; prior thereto, Vice President of Information Services for Hyatt Hotels and Resorts, where he was responsible for all strategic information systems including Spirit, Hyatt’s worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

      Mark A. Schumacher – 45 — Senior Vice President and Corporate Controller of the Operating Trust since January 2002, with principal responsibility for accounting and financial reporting; prior thereto, Vice President and Corporate Controller of Qwest Communications International from December 2000 to December 2001 where he had principal responsibility for accounting and financial reporting; from April 1991 to December 2000, held various senior and executive level positions in the accounting and financial reporting departments of US West; from April 1984 to April 1991 he held various managerial level positions in the accounting and financial reporting department of US West.

Employees

      We currently employ approximately 2,730 individuals, of whom approximately 2,160 are focused on the site-level operation of our garden communities and high-rise properties. Of the site-level associates, approximately 85 are subject to collective bargaining agreements with four unions in Illinois and New York. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial reporting and other support functions. We consider our relationship with our employees to be very good.

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

Available Information and Code of Ethics

      Our web site is http://www.archstonesmith.com. We make available free of charge, on or through our web site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. The reference to our web site does not incorporate by reference the information contained in the web site and such information should not be considered a part of this report. We have adopted a code of ethics and business conduct applicable to our Board and officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of our code of ethics and business conduct is included as an exhibit to this report and is available through our web site. In addition, copies of the code of ethics and business conduct can be obtained, free of charge, upon written request to Investor Relations, 9200 East Panorama Circle, Suite 400, Englewood, Colorado 80112. Any amendments to or waivers of our code of ethics and business conduct that apply to the principal executive officer, principal financial officer and principal accounting officer or controller and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our web site.

Risk Factors

      The following factors could affect our future financial performance:

      We are restricted in our ability to sell the properties located in the Crystal City area of Arlington, Virginia, unless they are all sold as a single transaction, without the consent of Messrs. Smith and Kogod, which could result in our inability to sell these properties at an opportune time without incurring additional costs.

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

      We had $3.9 billion in total debt outstanding as of December 31, 2003, of which $1.9 billion was secured by real estate assets and $599.8 million was subject to variable interest rates, including $103.8 million outstanding on our short-term credit facilities.

Archstone-Smith may not have access to equity capital.

      A prolonged period in which real estate operating companies cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities. These alternative sources of financing may be more costly than raising funds in the public equity markets.

We could be subject to acts of terrorism.

      Periodically, we receive alerts from government agencies that apartment communities could be the target of both domestic and foreign terrorism. Although we currently have insurance coverage for losses incurred in connection with terrorist-related activities, losses could exceed our coverage limits and have a material adverse affect on our operating results.

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

      We may not be able to pass on increased costs resulting from increases in real estate taxes, income taxes or other governmental requirements, such as the enactment of regulations relating to internal air quality, directly to our residents. Substantial increases in rents, as a result of those increased costs, may affect the ability of a resident to pay rent, causing increased vacancy. Changes in laws increasing potential liability for environmental conditions or increasing the restrictions on discharges or other environmental conditions may result in significant unanticipated expenditures.

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

We intend to qualify as a partnership, but we cannot guarantee we will qualify.

      We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as an association taxable as a corporation for federal income tax purposes if we are deemed to be a publicly traded partnership, unless at least 90% of our income is qualifying income as defined in the tax code. Qualifying income for the 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We believe that we will meet this qualifying income test, but cannot guarantee that we will. If we were to be taxed as a corporation, we will incur substantial tax liabilities, Archstone-Smith would fail to qualify as a REIT for tax purposes and our ability to raise additional capital would be impaired.

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

      At December 31, 2003, approximately 40.0% of our apartment communities are located in the Greater Washington, D.C. Metropolitan Area, based on NOI. Approximately 15.2% of our apartment communities are located in Southern California at December 31, 2003, based on NOI. Southern California is the geographic area comprised of the Los Angeles, Inland Empire, Orange County, San Diego and Ventura County markets. Additionally, approximately 9.8% of our apartment communities are located in the San Francisco Bay Area of California at December 31, 2003, based on NOI. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to protected markets within these geographic areas.

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

Item 2.	Properties

Geographic Distribution

      At December 31, 2003, the geographic distribution for our eight core markets based on NOI, excluding properties owned by Ameriton, was as follows:

Greater Washington, D.C. Metropolitan Area	40.0%
Southern California	15.2
San Francisco Bay Area, California	9.8
Chicago, Illinois	7.6
Boston, Massachusetts	5.0
Southeast Florida	4.2
Seattle, Washington	3.3
Greater New York City Metropolitan Area	2.5

Total	87.6%

      The following table summarizes the geographic distribution at December 31, 2003 based on NOI:

	Total Portfolio(1)(2)

	2003	2002	2001

Core Markets
Greater Washington, D.C. Metropolitan Area	40.0%	35.1%	33.2%
Southern California	15.2	13.2	11.8
San Francisco Bay Area, California	9.8	9.0	9.8
Chicago, Illinois	7.6	8.5	9.0
Boston, Massachusetts	5.0	5.2	5.1
Southeast Florida	4.2	6.6	7.2
Seattle, Washington	3.3	3.4	4.0
Greater New York City Metropolitan Area	2.5	2.2	—

Total Core Markets	87.6%	83.2%	80.1%

Non-Core Markets
Atlanta, Georgia	2.5%	3.1%	3.3%
Denver, Colorado	2.2	2.4	2.7
Houston, Texas	1.4	1.0	1.4
Phoenix, Arizona	1.4	2.1	2.3
Raleigh, North Carolina	1.1	1.4	1.8
Other	3.8	6.8	8.4

Total Non-Core Markets	12.4%	16.8%	19.9%

Total All Markets	100.0%	100.0%	100.0%

(1)	Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. For 2001, includes an entire quarter of NOI for the assets acquired in the Smith Merger, which closed October 31, 2001. See Item 7 under the caption “Apartment Community Operations” for a discussion on why we believe NOI is a meaningful measure and a reconciliation of NOI to Earnings for Operations.

(2)	Excludes all Ameriton properties.

Real Estate Portfolio

      We are a leading real estate operating company focused on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States. The following information summarizes our real estate portfolio as of December 31, 2003 (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

			Operating
	Number of	Number of	Trust	Percentage
	Communities	Units	Investment	Leased(1)

OPERATING APARTMENT COMMUNITIES:
Garden Communities:
Albuquerque, New Mexico	2	664	$42,374	95.8%
Atlanta, Georgia	9	2,659	215,689	97.0%
Austin, Texas	2	714	34,187	93.8%
Boston, Massachusetts	6	1,308	220,713	98.2%

			Operating
	Number of	Number of	Trust	Percentage
	Communities	Units	Investment	Leased(1)

Chicago, Illinois	4	1,313	143,681	93.6%
Dallas, Texas	5	1,282	67,162	96.3%
Denver, Colorado	6	1,949	166,094	96.0%
Greater Washington, D.C. Metropolitan Area	22	8,735	1,120,293	97.0%
Houston, Texas	2	1,408	73,945	96.2%
Inland Empire, California	4	1,594	96,901	96.3%
Los Angeles County, California	8	2,304	393,355	96.1%
Orange County, California	7	1,647	179,768	98.0%
Orlando, Florida	1	312	21,622	96.8%
Phoenix, Arizona	3	1,212	74,454	95.7%
Portland, Oregon	2	576	37,695	97.6%
Raleigh, North Carolina	5	1,324	96,730	97.3%
San Antonio, Texas	1	224	12,826	96.0%
San Diego, California	7	2,559	290,329	98.0%
San Francisco Bay Area, California	14	5,454	708,897	95.4%
Seattle, Washington	7	2,808	234,773	95.4%
Southeast Florida	6	1,566	163,239	96.5%
Stamford, Connecticut	1	160	36,390	97.5%
West Coast Florida	3	746	44,021	98.3%
Ventura County, California	2	770	69,803	97.5%

Garden Community Subtotal/ Average	129	43,288	$4,544,941	96.5%

High-Rise Properties:
Boston, Massachusetts	3	693	$177,681	98.7%
Chicago, Illinois	6	3,516	625,274	94.6%
Greater New York City Metropolitan Area	1	506	211,823	96.2%
Greater Washington, D.C. Metropolitan Area	31	11,325	1,959,200	96.5%
Southeast Florida	5	4,520	548,156	97.1%

High-Rise Subtotal/ Average	46	20,560	$3,522,134	96.4%

Operating Apartment Communities Subtotal/ Average	175	63,848	$8,067,075	96.4%

			Archstone-
	Number of	Number of	Smith	Percentage
	Communities	Units	Investment	Leased(1)

APARTMENT COMMUNITIES UNDER CONSTRUCTION:
Garden Communities:
Boston, Massachusetts	1	134	$17,933	N/A
Long Island, New York	1	396	32,828	N/A
Los Angeles County, California	4	1,129	200,666	66.1%
Ventura County, California	1	316	14,208	N/A

Garden Community Subtotal/ Average	7	1,975	$265,635	N/A

			Archstone-
	Number of	Number of	Smith	Percentage
	Communities	Units	Investment	Leased(1)

High Rise Properties:
Boston, Massachusetts	1	420	$26,768	N/A
Greater Washington, D.C. Metropolitan Area	1	212	9,231	N/A

High Rise Property Subtotal/ Average	2	632	$35,999	N/A

Apartment Communities Under Construction Subtotal/ Average	9	2,607	$301,634	N/A

APARTMENT COMMUNITIES IN PLANNING AND OWNED(3):
Garden Communities:	6	2,633	$95,911

Total Apartment Communities In Planning and Owned Subtotal/ Average	6	2,633	$95,911

Total Apartment Communities Owned at December 31, 2003	190	69,088	$8,464,620

OTHER REAL ESTATE ASSETS(2)		—	17,352

HOTEL ASSET		—	22,870

AMERITON PORTFOLIO:
Operating Apartment Communities	10	2,526	283,319
Apartment Communities Under Construction	7	2,385	171,125
Apartment Communities In Planning and Owned and Other	3	735	39,894

Subtotal/Average	20	5,646	494,338

Total Real Estate Owned at December 31, 2003	210	74,734	$8,999,180

(1)	Represents the percentage leased as of December 31, 2003. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2003. A “N/A” indicates markets with communities under construction where Lease-Up has not yet commenced.

(2)	Includes land that is not In Planning.

(3)	As of December 31, 2003, we had one investment representing 112 units classified as In Planning and Under Control. Our actual investment in this community was $1.1 million, which is reflected in the “Other assets” caption of our Balance Sheet.

Item 3.	Legal Proceedings

      We are subject to the following claims in connection with moisture infiltration and resulting mold issues at high-rise properties in Southeast Florida.

      Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the “Henriques Claim”), in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. We have reached a court-approved settlement with the plaintiffs in this matter. The case alleged that water infiltration and resulting mold contamination at the property had been caused by faulty air-conditioning and had resulted in both personal injuries to the plaintiffs and damage to their property. Based on the settlement, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. Not all plaintiffs have accepted the court-approved settlement, which could result in further court proceedings and potential legal fees and damages not contemplated in our current accrual. See

Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Annual Report for further discussion regarding this accrual.

      Santos, et al. v. Archstone-Smith Operating Trust et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. Although we believe this case to be without merit, we are currently in settlement discussions with the individuals who have retained counsel. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Annual Report for further discussion regarding this accrual.

      Michel, et al, v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe this suit is without merit, and intend to vigorously contest the claims asserted in this litigation. No assurances can be given that this lawsuit, if adversely determined, will not have a material adverse effect on the company.

      Semidey, et al., v. Archstone-Smith Operating Trust et al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We were never served with this complaint, but we have reached a settlement with a majority of the represented residents and are in discussions with the remaining plaintiffs. As a result, this complaint has been voluntarily dismissed without prejudice. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. No assurances can be given that the claims of the remaining represented residents will not result in additional lawsuits, or that if any such lawsuits were adversely determined, it would not have a material adverse effect on the company.

      We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      There is no established market for the Common Units of the Operating Trust. Archstone-Smith’s Common Shares are listed on the New York Stock Exchange (NYSE: ASN). The following table sets forth the distributions on units made by Archstone-Smith Operating Trust during the past three years:

	2003	2002	2001

Per Common Unit:
Ordinary income	$0.77	$1.33	$0.89
Capital gains	0.94	0.37	0.75

Total	$1.71	$1.70	$1.64

	2003	2002	2001

Per Series A Convertible Preferred Unit(1):
Ordinary income	$0.95	$1.79	$1.19
Capital gains	1.16	0.50	1.02

Total	$2.11	$2.29	$2.21

	2003	2002	2001

Per Series B Preferred Unit(2):
Ordinary income	$—	$—	$0.42
Capital gains	—	—	0.37

Total	$—	$—	$0.79

	2003	2002	2001

Per Series C Preferred Unit(3):
Ordinary income	$—	$1.08	$1.16
Capital gains	—	0.30	1.00

Total	$—	$1.38	$2.16

	2003	2002	2001

Per Series D Preferred Unit:
Ordinary income	$0.99	$1.71	$1.18
Capital gains	1.20	0.48	1.01

Total	$2.19	$2.19	$2.19

	2003	2002	2001

Per Series H, K, L Preferred Unit(4)(5):
Ordinary income	$1.52	$2.62	$—
Capital gains	1.86	0.74	—

Total	$3.38	$3.36	$—

	2003	2002	2001

Per Series I Preferred Unit(4)(6):
Ordinary income	$3,447.00	$5,982.46	$—
Capital gains	4,213.00	1,677.54	—

Total	$7,660.00	$7,660.00	$—

	2003	2002	2001

Per Series J Preferred Unit(4)(7):
Ordinary income	$—	$1.34	$—
Capital gains	—	0.37	—

Total	$—	$1.71	$—

(1)	The Series A Preferred Units were called for redemption during the fourth quarter of 2003.

(2)	The Series B Preferred Units were redeemed in full plus accrued dividends during May 2001.

(3)	The Series C Preferred Units were redeemed in full plus accrued dividends during August 2002.

(4)	The Series H, I, J, K and L Preferred Units were issued as a result of the Smith Merger.

(5)	The Series H Preferred Units were converted into Common Units on May 15, 2003. The dividend paid on the Series H Preferred Units prior to conversion was $1.27, the taxability of which is proportionate to Series K and L Preferred Units above.

(6)	The Series I Preferred Units have a par value of $100,000 per share.

(7)	The Series J Preferred Units were converted into Common Units during July 2002.

      Distributions are paid on a quarterly basis and equal one-fourth of the total annual amount listed above unless otherwise noted. As of February 13, 2004, we had approximately 1015 record holders of A-1 Common Units and no beneficial holders of A-1 Common Units.

      Our tax return for the year ended December 31, 2003 has not been filed, and the taxability information for 2003 is based upon the best available data we have. Our tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions may be subject to change.

      In July 2002, 684,931 Series J Preferred Units were converted to Common Units. In August 2002, we redeemed 1,965,315 Series C Preferred Units at liquidation value plus accrued distributions. In addition, 3,000,000 Series E, F, and G Perpetual Preferred Units converted to Operating Trust Perpetual Preferred Units and 870,523 DownREIT Operating Partnership Units converted to A-1 Common Units in August 2002. In September 2002, 480,000 of the Series E Preferred Units were redeemed at liquidation value plus accrued distributions. The Series H Preferred Units were converted into Common Units during May 2003. In October 2003, we called the Series A Preferred Units for redemption. Of the 2.9 million Series A Convertible Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed for cash and retired. During 2003 and 2002 we issued 1,955,908 and 339,727 Common Units of the Operating Trust as partial consideration for real estate respectively. All units were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules thereunder.

Item 6.	Selected Financial Data

      The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 1999 to 2003. We believe that net earnings attributable to Common Units and NOI are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See Item 7 of this Annual Report under the caption “Apartment Community Operations” for a reconciliation of NOI to Earnings from Operations. This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report (in thousands, except per unit data):

	Years Ended December 31,

	2003	2002	2001	2000	1999

Operations Summary(1)(2):
Total revenues(3)	$900,375	$861,757	$555,968	$585,495	$552,638
Property operating expenses (rental expenses and real estate taxes)	319,681	303,925	177,415	185,136	181,947
Net Operating Income	561,360	548,370	366,648	368,952	343,710
Depreciation on real estate investments	187,677	167,029	102,477	115,658	109,676
Interest expense	186,832	190,005	88,081	107,231	94,471
General and administrative expense	49,838	45,710	27,434	24,303	21,975
Earnings from operations	108,262	127,619	130,070	139,295	140,920
Gains on dispositions of depreciated real estate, net(4)	—	35,950	108,748	101,251	63,121
Income from unconsolidated entities	5,745	53,602	10,998	(449)	—
Net earnings from discontinued apartment communities(5)	380,184	144,769	23,580	29,334	26,098
Preferred Unit distributions	26,153	34,309	25,877	25,340	23,733
Net earnings attributable to Common Units:
— Basic	468,038	322,416	239,697	236,045	204,526
— Diluted	480,910	322,416	250,917	244,625	204,526
Common Unit distributions	365,009	344,590	221,196	201,257	208,018
Per Unit Data:
Net earnings attributable to Common Units:
— Basic	$2.20	$1.59	$1.78	$1.79	$1.46
— Diluted	2.18	1.58	1.77	1.78	1.46
Common Unit cash distributions paid	1.71	1.70	1.64	1.54	1.48
Cash distributions paid per unit:
Series A Preferred Unit(6)	2.11	2.29	2.21	2.07	1.99
Series B Preferred Unit(7)	—	—	0.79	2.25	2.25
Series C Preferred Unit(8)	—	1.38	2.16	2.16	2.16
Series D Preferred Unit	2.19	2.19	2.19	2.19	0.88
Series E Preferred Unit(9)	2.09	0.70	—	—	—
Series F Preferred Unit(9)	2.03	0.68	—	—	—
Series G Preferred Unit(9)	2.16	0.72	—	—	—
Series H, J, K and L Preferred Units(10)	3.38	3.36	—	—	—
Series I Preferred Share(10)(11)	7,660.00	7,660.00	—	—	—
Weighted average Common Units outstanding:
— Basic	212,288	202,781	134,589	131,874	139,801
— Diluted	220,758	203,804	142,090	137,730	139,829

(1)	Includes Ameriton for all years presented.

(2)	Net earnings from discontinued operations have been reclassified for all years presented.

(3)	Annual revenues inclusive of discontinued operations for 2003, 2002, 2001, 2000 and 1999 were $1.03 billion, $1.01 billion, $737 million, $732 million and $675 million, respectively.

(4)	Gains on the disposition of real estate investments classified as held for sale after January 1, 2002 are included in discontinued operations.

(5)	Represents property-specific components of net earnings and gains/losses on the disposition of real estate classified as held for sale subsequent to January 1, 2002.

(6)	The Series A Preferred Units were called for redemption during the fourth quarter of 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(7)	All of the outstanding Series B Preferred Units were redeemed on May 7, 2001. During 2001, cash distributions of $0.79 per unit were paid for the period from January 1, 2001 to May 7, 2001.

(8)	All of the outstanding Series C Preferred Units were redeemed at liquidation value plus accrued dividends in August 2002.

(9)	In August 2002, the DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units.

(10)	The Series H Preferred Units were converted into Common Units during May 2003 and the distribution paid during 2003 prior to conversion was 1.27. In July 2002, Series J Preferred Units were converted into Common Units. During the fourth quarter 2001, we paid approximately $5.8 million of distributions on the Series H, I, J, K and L Preferred Units that were declared by Smith Residential prior to the Smith Merger.

(11)	Series I Preferred Units have a par value of $100,000 per unit.

	December 31,

	2003	2002	2001	2000	1999

Financial Position:
Real estate owned, at cost	$8,738,116	$7,406,437	$6,755,786	$4,113,206	$4,198,420
Real estate held for sale(1)	261,064	1,891,298	1,856,427	1,200,394	1,030,988
Investments in and advances to unconsolidated entities	86,367	116,594	240,719	64,993	39,868
Total assets	8,921,695	9,096,026	8,700,722	5,117,459	5,360,477
Unsecured credit facilities	103,790	365,578	188,589	193,719	493,536
Long-Term Unsecured Debt	1,871,965	1,776,103	1,333,890	1,401,262	1,276,572
Total liabilities	4,184,592	4,714,687	4,305,117	2,767,774	2,735,729
Preferred units	210,120	355,221	374,114	286,856	297,635
Unitholders’ equity	4,017,669	3,799,141	3,631,518	2,251,606	2,567,506
Other Common Unitholders’ interest (at redemption value)	707,924	579,598	669,502	—	—
Number of Common Units outstanding	220,063	205,328	199,973	122,838	139,008

	Years Ended December 31,

	2003	2002	2001	2000	1999

Other Data:
Net cash flows provided by (used in):
Operating activities	$349,441	$445,645	$332,153	$322,077	$295,654
Investing activities	422,421	(191,003)	387,694	71,789	(274,236)
Financing activities	(779,478)	(248,823)	(721,897)	(394,861)	(21,465)

(1)	Previous years have been restated to include all assets that were classified as sold or held for sale after January 1, 2002 and sold in subsequent years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

      We are engaged primarily in the acquisition, development, management and operation of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, under which substantially all property ownership and business operations are conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is our sole trustee and owned approximately 88.5% of our Common Units at December 31, 2003.

The Smith Merger

      During October 2001, shareholders of both Archstone and Smith Residential (a publicly traded REIT which primarily developed, owned and managed high-rise apartment properties and garden apartment communities in Washington, D.C., Chicago, Boston and Southeast Florida) approved the Smith Merger. The combined company operates under the name Archstone-Smith Operating Trust. The Common Shares of our majority owner, Archstone-Smith are traded on the New York Stock Exchange (NYSE: ASN). The total purchase price paid for Smith Residential aggregated approximately $4.0 billion and corresponds to a purchase price of approximately $136,000 per operating apartment unit acquired. This transaction was structured as a tax-free merger and was accounted for under the purchase method of accounting.

Results of Operations

Overview

      In conjunction with our capital recycling strategy, rental revenues and rental expense, including real estate taxes will fluctuate based upon the timing and amount of dispositions, acquisitions and development lease-ups. As a result, in addition to the performance of our same store portfolio, disposition gains, and the corresponding loss of ongoing income from disposed assets, as well as the new income generated from acquisitions and developments, all contribute to the overall financial performance of Archstone-Smith.

      Basic net earnings attributable to Common Units increased approximately $145.6 million, or 45.2%, in 2003 as compared to 2002. This increase is largely attributable to:

•	An increase in gains during 2003 of $353.6 million as compared to $139.6 million during 2002, associated with an increase in the dispositions of depreciated real estate assets;

•	Lower interest expense associated with lower debt extinguishment costs and lower debt balances during 2003 and a reduction in interest rates on floating rate debt and refinanced debt;

•	A reduction in preferred share dividends during 2003 due to the conversion of Series A and Series H Preferred Shares into Common Shares in 2003 and the conversion of Series J Preferred Shares into Common Shares and the redemption of Series A Preferred Shares during 2002; and

•	Increased rental revenue and corresponding increase in rental expense due to the acquisition of operating communities and the continued lease-up and stabilization of development communities.

      These increases were partially offset by:

•	A decline in rental revenue from our Same-Store portfolio of 1.4% for the twelve months ended December 31, 2003 as compared to the same period in 2002 (the same store population excludes all Ameriton communities), primarily due to a decline in potential effective rent per unit and a decrease in average occupancy;

•	The loss of rental revenue and a corresponding decrease in rental expense due to $1.6 billion and $602.1 million in dispositions during the twelve months ended December 31, 2003 and 2002, respectively; and

•	An increase of $24.8 million in expense associated with moisture infiltration and resulting mold during 2003 as compared to 2002.

      Basic net earnings attributable to Common Units increased approximately $82.7 million, or 34.5%, in 2002 as compared to 2001. This increase is largely attributable to:

•	An increase in overall rental revenue and a corresponding increase in rental expense due to the acquisition of properties in the Smith Merger;

•	A $35.4 million gain on the sale of CES, an unconsolidated entity acquired in the Smith Merger; and

•	Increased gains from the disposition of real estate during 2002 of $139.6 million as compared to $108.7 million during 2001 as well as unconsolidated entities acquired in the Smith Merger; and

•	Increased rental revenue and a corresponding increase in rental expense due to the acquisition of operating communities and the continued lease-up and stabilization of development communities.

      These increases were partially offset by:

•	The loss of rental revenue and a corresponding decrease in rental expense in 2002 due to the $1.3 billion of garden community dispositions in non-core markets during 2001 (including Archstone-Smith joint venture transactions) and $602.1 million of dispositions in 2002;

•	Same-Store rental revenue decline of 0.4% due primarily to a decline in potential effective rent per unit;

•	Same-Store rental expense increase of 4.4% in 2002 as compared to 2001 primarily due to increase in real estate taxes, insurance, make ready and personnel expenses;

•	Higher depreciation, interest and general and administrative expenses due principally to the Smith Merger;

•	Charges of $11.3 million relating to moisture infiltration and resulting mold issues at one of our high-rise properties in Southeast Florida during the third and fourth quarters of 2002; and

•	A $32.1 million increase in debt extinguishments costs due to the prepayment of mortgages.

      Our strongest core markets based on Same-Store revenue growth during 2003 included Southern California and the Greater Washington, D.C. Metropolitan Area. The San Francisco Bay Area, Seattle and Chicago continued to present the greatest challenges for revenue growth.

Apartment Community Operations

      We utilize net operating income (NOI) as the primary measure to evaluate the performance of our operating communities. NOI is defined as rental revenues less rental expense and real estate taxes for each of our operating properties. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. The following is a reconciliation of Same-Store NOI to Earnings from Operations (in thousands):

	2003	2002	2001

Same-Store NOI	$479,787	$486,268	$432,100
NOI for properties not in Same-Store including Ameriton properties, which are not included in discontinued operations	155,786	203,020	191,181
NOI classified as discontinued operations — communities sold	(57,608)	(123,619)	(99,556)
NOI classified as discontinued operations — communities held for sale	(16,605)	(17,299)	(21,180)
Smith NOI prior to merger included in Same-Store calculation	—	—	(135,897)

Net Operating Income	561,360	548,370	366,648
Other income	19,334	9,462	11,905
Depreciation on real estate investments	(187,677)	(167,029)	(102,477)
Interest expense	(186,832)	(190,005)	(88,081)
General and administrative expenses	(49,838)	(45,710)	(27,434)
Other expense and provision for possible loss on investments	(48,085)	(27,469)	(30,491)

Earnings from operations	$108,262	$127,619	$130,070

      At December 31, 2003, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the overall performance of our apartment communities during 2003, 2002 and 2001 (in thousands, except for units and percentages):

Garden Communities(1)	2003	2002	2001

Rental revenues	$526,143	$504,643	$485,017
Property operating expenses	175,574	166,652	157,029

Net Operating Income	$350,569	$337,991	$327,988

Average number of operating units	50,725	58,189	57,979

Operating margin (Net Operating Income/rental revenues)	66.6%	67.0%	67.6%

Average occupancy percentage	95.0%	95.0%	94.5%

High-Rise Properties(1)(2)	2003	2002	2001

Rental revenues	$351,634	$341,131	$54,917
Property operating expenses	143,456	133,623	19,841

Net Operating Income	$208,178	$207,508	$35,076

Average number of operating units	20,917	21,659	21,149

Operating margin (Net Operating Income/rental revenues)	59.2%	60.8%	63.9%

Average occupancy percentage	93.2%	93.8%	95.4%

(1)	Net earnings from discontinued operations have been reclassified for all years presented.

(2)	High-rise properties were acquired in the Smith Merger on October 31, 2001. Therefore, 2001 includes only 2 months of operating results.

      NOI for the entire apartment portfolio, including properties reported in discontinued operations, decreased by $13.2 million, or 2.4%, during 2003 as compared to 2002. This decrease was principally attributable to:

•	A decline in rental revenue from our Same-Store portfolio of 1.4% for the twelve months ended December 31, 2003 as compared to the same period in 2002 (the same store population excludes all Ameriton communities), primarily due to a decline in potential effective rent per unit and a decrease in average occupancy; and

•	The loss of rental revenue and the corresponding decrease in rental expense due to $1.6 billion and $602.1 million in dispositions during the twelve months ended December 31, 2003 and 2002, respectively.

      This decrease was partially offset by increased revenue from the acquisition of operating communities and the continued lease-up and stabilization of development communities.

      NOI for the entire apartment portfolio, including properties reported in discontinued operations, increased by $182.4 million, or 50.2%, during 2002 as compared to 2001. These increases were principally attributable to:

•	The inclusion of a full year of rental revenue and rental expense from high-rise properties acquired in the Smith Merger;

•	The continued successful Lease-Up and Stabilization of apartment communities; and,

•	The acquisition of seven apartment communities in 2002.

      These increases were partially offset by:

•	The loss of rental revenue and the corresponding decrease in rental expense due to $1.3 billion of dispositions in 2001 and $602.1 million of dispositions in 2002; and

•	Declining Same-Store revenue, combined with increases in property taxes and insurance.

      The following table reflects revenue, expense and NOI growth for Same-Store communities during each respective comparison period (the Same-Store population excludes all Ameriton communities):

	Same-Store	Same-Store	Same-Store
	Revenue	Expense	NOI
	Growth/	Growth/	Growth/
	(Decline)	(Decline)	(Decline)

2003
Garden	(2.4%)	(2.0%)	(2.6%)
High-Rise	0.3%	(1.0%)	1.0%
Total	(1.4%)	(1.6%)	(1.3%)
2002
Garden	(1.3%)	3.2%	(3.3%)
High-Rise	1.5%	6.7%	(1.1%)
Total	(0.4%)	4.4%	(2.7%)
2001(1)
Garden	5.1%	4.4%	5.4%
High-Rise	7.0%	3.0%	9.4%
Total	5.7%	3.9%	6.5%

(1)	Includes a full year of results for assets acquired in the Smith Merger.

      We anticipate Same-Store NOI growth to be flat to negative two percent during 2004. We view job growth as one of the most important drivers of demand in our business. If job growth does not begin to improve throughout 2004, the assumptions mentioned above may prove to be overly optimistic. Conversely, if we experience substantial job growth earlier in the year, our assumptions may be conservative.

Other Income

      Other income increased by $9.9 million, or 104.3% in 2003 as compared to 2002. This increase is principally attributable to the collection of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and dividend income on stock investments.

      Other income decreased by $2.4 million, or 20.5%, in 2002 as compared to 2001. This decrease is principally attributable to lower interest income caused by lower restricted cash balances because of reduced disposition activity, coupled with lower interest rates. This decrease was partially offset by higher fee income from our joint ventures.

Depreciation Expense

      The $3.3 million, or 1.6% decrease in depreciation expense, including properties reported in discontinued operations, in 2003 as compared to 2002 is due principally to increased disposition activity during 2003.

      The $69.8 million, or 51.0% increase in depreciation expense, including properties reported in discontinued operations, in 2002 as compared to 2001 is due principally to additional depreciation expense associated with properties acquired in the Smith Merger.

Interest Expense

      The $32.5 million, or 13.1%, decrease in interest expense, including interest on properties reported in discontinued operations in 2003 as compared to 2002, is the result of lower debt balances, a reduction in interest rates on floating rate debt and refinanced debt, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower average interest rates during the period.

      The $96.8 million, or 64.1%, increase in interest expense, including interest on properties reported in discontinued operations, in 2002 as compared to 2001 is the result of the incremental debt assumed in the Smith Merger, which was partially offset by a lower average cost of variable rate debt. Capitalized interest increased due to an increase in the number of properties under construction from the addition of properties acquired in the Smith Merger.

General and Administrative Expenses

      The $4.1 million, or 9.0%, increase in general and administrative expenses in 2003 as compared to 2002 relates primarily to additional severance costs and legal fees incurred during 2003, as well as increased depreciation of capitalized costs associated with our new RM program called LROTM and our new on-site property management software.

      The $18.3 million, or 66.6%, increase in general and administrative expenses in 2002 as compared to 2001 relates primarily to the incremental overhead incurred in connection with the Smith Merger. In addition, the amortization of capitalized costs associated with our new RM program called LROTM, which began in December 2001, contributed to the increase in 2002.

Other Expenses

      The $20.6 million, or 75.1% increase in other expense in 2003 as compared to 2002 is primarily related to an increase in moisture infiltration and resulting mold costs and a $3.5 million increase in Ameriton income taxes. The moisture infiltration costs pertain to estimated and incurred legal fees and estimated settlement costs, additional residential property repair and replacement costs and temporary resident relocation expenses. These increases were partially offset by lower merger integration costs associated with the Smith Merger as well as lower pursuit cost write-offs during 2003.

      The $11.9 million, or 76.5% increase in other expense in 2002 as compared to 2001 is primarily related to an increase in moisture infiltration costs and a $5.4 million increase in Ameriton income taxes. The moisture infiltration costs pertain to estimated and incurred legal fees and estimated settlement costs, additional residential property repair and replacement costs and temporary resident relocation expenses. These increases were partially offset by lower merger integration costs associated with the Smith Merger.

Income From Unconsolidated Entities

      Income from unconsolidated entities decreased by $47.9 million in 2003 as compared to 2002 primarily due to the gain on sale of CES recognized in December 2002.

      Income from unconsolidated entities increased by $42.6 million in 2002 as compared to 2001 primarily as a result of the following factors:

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

Preferred Unit Distributions

      Preferred Unit distributions decreased by $8.2 million, or 23.8% during 2003 as compared to 2002. This decrease was primarily attributable to the conversion of Series A and Series H Preferred Units into Common Units in 2003 and the conversion of Series J Preferred Units into Common Units during 2002, as well as the redemption of the Series C Preferred Units in 2002. The decrease in Preferred Unit distributions due to conversions was off-set by an increase in Common Unit distributions.

      Preferred Unit distributions increased by $8.4 million, or 32.6%, in 2002 as compared to 2001 due to the issuance of Series H, I, J, K and L Preferred Units in connection with the Smith Merger and the treatment of unit issuance costs associated with the 2001 redemption of Series B Preferred Units as additional 2001 distributions. This increase was partially offset by the redemption of the Series C Preferred Units in August 2002 and lower distributions on Series A Preferred Units resulting from periodic conversions into Common Units by shareholders.

Discontinued Operations

      For properties accounted for as discontinued operations, the results of operations sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that were classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense, and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of properties held for sale.

      Consistent with our capital recycling program, we had 10 operating apartment communities, representing 2,651 units (unaudited), classified as held for sale under the provisions of SFAS 144, at December 31, 2003. Accordingly, we have classified the operating earnings from these 10 properties within discontinued operations for the years ended December 31, 2003, 2002 and 2001. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 communities and the related gain/loss on sale are also included in discontinued operations for 2003, 2002 and 2001. Lastly, discontinued operations for the years ended December 31, 2002 and 2001, include the net operating results of 12 operating communities and one retail property which were sold during 2002. Four apartment communities that were sold during 2002 were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,

	2003	2002	2001

Rental revenues	$125,584	$233,479	$181,498
Rental expenses	(39,352)	(69,554)	(45,704)
Real estate taxes	(12,019)	(23,007)	(15,058)
Depreciation on real estate investments	(15,679)	(39,596)	(34,390)
Interest expense(1)	(28,236)	(57,596)	(62,766)
Provision for possible loss on real estate investment	(3,714)	(2,611)	—
Gain on dispositions of real estate investments, net	353,600	103,654	—

	$380,184	$144,769	$23,580

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $23.0 million, $38.7 million and $51.6 million for 2003, 2002 and 2001, respectively.

Gains on Dispositions of Real Estate Investments

      We recognized $353.6 million, $139.6 million and $108.7 million of net gains on the disposition of depreciated real estate assets (including properties reported in discontinued operations), during 2003, 2002 and 2001, respectively. These gains have resulted from our capital redeployment program, which involves the disposition of operating communities in non-core markets with less attractive growth prospects to fund investments in our core protected markets, and opportunistic dispositions by Ameriton.

Liquidity and Capital Resources

Financial Flexibility

      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, cash positions at December 31, 2003, the available capacity under our unsecured credit facilities, and anticipated proceeds from the forward sale of marketable equity securities to be settled during 2004, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs in 2004.

Operating Activities

      Our net cash flows provided by operating activities decreased by $96.2 million, or 21.6%, during 2003 as compared to 2002. This decrease was principally due to lower net earnings before gains on the disposition of depreciated real estate and payment of expenses related to remediation of moisture infiltration and resulting mold that were accrued in previous years.

      Our net cash flows provided by operating activities increased by $113.5 million, or 34.2%, in 2002 as compared to 2001, principally due to an increase in earnings from operations due to the Smith Merger, which was partially offset by lower Same-Store revenue and lost revenue and corresponding decrease in rental expense resulting from our 2002 and 2001 disposition activity. For a more complete discussion of the factors affecting our operating performance, see our accompanying Statement of Cash Flows in this Annual Report.

Investing and Financing Activities

      During 2003, cash flows provided by investing activities increased by approximately $613.4 million or 321.2%. This increase was primary attributable to a $984.1 million increase in proceeds from the disposition of real estate assets and a reduction in cash used to purchase marketable securities during 2003 as compared to 2002. This was partially offset by an increase in the balance of our tax-deferred escrow account and a $93.9 million decreased cash flow from unconsolidated entities.

      During 2002, cash flows from investing activities decreased $578.7 million or 149.3% as compared to 2001. The decrease was principally attributable to a $595.7 million reduction in proceeds from dispositions, a $305.0 million increase in investments in real estate, and an increase in purchases of marketable securities and other assets. These decreases were partially offset by the $236.9 million increase in cash flows from restricted cash in tax-deferred exchange escrow, a $129.5 million increase in cash flows from our investment in and advances to our unconsolidated investees and other investing activities.

      During 2003, cash used in financing activities increased by $530.7 million or 213.3%, as compared to 2002. This is principally due to a $438.8 million net reduction in our unsecured credit facility and a $283.5 million reduction in the total proceeds received from long-term unsecured debt offerings. This increase in cash used in financing activities was partially offset by a $361.7 million reduction in principal payments on mortgages payable.

      During 2002, cash used in financing activities decreased $473.1 million, or 65.5%, as compared to 2001. This decrease is primarily attributable to the issuance of senior unsecured notes for net proceeds of $530.8 million during 2002 and the $401.1 million increase in the net proceeds provided by our credit facilities used to finance investing activities. These increases were partially offset by principal prepayments on mortgages payable, including prepayment penalties, which increased $589.8 million and dividends and distributions on Common Units, Preferred Units and minority interest in the amounts of $344.6 million, $34.4 million and $5.2 million, respectively, during 2002 as compared to $221.2 million, $17.8 million and $8.4 million, respectively, during 2001.

      Significant non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

•	Issued $14.2 million and $8.7 million of Class B Common Units as partial consideration for property acquired during 2003 and 2002, respectively;

•	Issued $33.4 million of A-1 Common Units in exchange for real estate during 2003;

•	Holders of Series H Preferred Units converted $71.5 million of their units into into Common Units during 2003;

•	Redeemed $25.5 million and $41.7 million A-1 Common Units for Common Units during 2003 and 2002, respectively;

•	Holders of Series J Preferred Units converted $25 million of their units into Common Units during 2002;

•	Recorded an accrual related to moisture infiltration and resulting mold remediation for $11.3 million at one of our high-rise properties in Southeast Florida during 2002;

•	Assumed mortgage debt of $55.4 million, $195.6 million and $167.3 million (excluding mortgage debt assumed in the Smith Merger) during 2003, 2002 and 2001, respectively, in connection with the acquisition of apartment communities;

•	Holders of Series A Preferred Units converted $71.9 million, $5.7 million and $3.8 million of their units into Common Units during 2003, 2002 and 2001, respectively; and

•	Entered into joint venture transactions formed through our contribution of apartment communities and land in exchange for cash and an ownership interest in each of the ventures with an aggregate carrying value of $5.0 million during the year ended December 31, 2001.

Scheduled Debt Maturities and Interest Payment Requirements

      We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year, which would impact our financial flexibility. We have $113.5 million in scheduled maturities during 2004, and we have $319.9 million and $355.6 million of long-term debt maturing during 2005 and 2006, respectively. See Note 6 in our audited financial statements in this Annual Report for additional information on scheduled debt maturities.

      In October 2003, we completed the renewal of our unsecured revolving credit facility provided by a group of financial institutions led by JPMorgan Chase Bank. The $600 million facility matures in October, 2006 and has a one-year extension feature, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.60%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. The facility contains an accordion feature that allows us to expand the commitment up to $900 million at any time during the life of the facility, subject to lenders providing additional commitments. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the ratings of our Long-Term Unsecured Debt.

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate agreed to at the time of borrowing and ranged from 1.65% to 1.95% during 2003. There were $6.8 million and $17.1 million of borrowings outstanding under this agreement at December 31, 2003 and 2002, respectively.

      We had $5.0 million outstanding on our unsecured line of credit, $1.1 million outstanding under letters of credit and an available balance of $693.9 million on our unsecured credit facilities at February 13, 2004.

      Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective weighted average interest rates of 2.55%, 6.22% and 5.57%, respectively, as of December 31, 2003. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.

      Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the year ended December 31, 2003.

Unitholder Distribution Requirements

      Based on anticipated distribution levels for 2004 and the number of units outstanding as of December 31, 2003, we anticipate that we will pay the following distributions in 2004 (in thousands, except per unit amounts):

	Per Unit	Total

Common unit distributions:
Common Units	$1.72	$334,991
A-1 Common Unit distributions(1)	1.72	43,518
Series D Preferred Unit distributions	2.19	4,288
Series E Preferred Unit distributions(1)	2.09	2,341
Series F Preferred Unit distributions(1)	2.03	1,624
Series G Preferred Unit distributions(1)	2.16	1,296
Series I Preferred Unit distributions(2)	7,660.00	3,830
Series K Preferred Unit distributions	3.40	2,267
Series L Preferred Unit distributions	3.40	2,179

Total distribution requirements		$396,334

(1)	See Note 9 in our audited financial statements in this Annual Report for more information on minority interests.

(2)	Series I Preferred Units have a par value of $100,000 per unit.

Unit Repurchase and Redemption Activity

      In May 2003, 2,640,325 Series H Preferred Units were converted into Common Units. In October 2003, the Series A Preferred Units were called for redemption. Of the 2.9 million Series A Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed for cash and retired.

      In July 2002, 684,931 Series J Preferred Units were converted into Common Units. In August 2002, we redeemed all of our Series C Preferred Units at $25.00 per Unit plus accrued distributions. In addition, 3,000,000 Series E, F, and G Preferred Units were issued in exchange for the DownREIT Perpetual Preferred Units, and 870,523 DownREIT OP Units were exchanged for A-1 Common Units in August 2002. In September 2002, 480,000 of the Series E Preferred Units were redeemed at liquidation value plus accrued distributions. In 2003 and 2002, Archstone-Smith repurchased 614,100 and 668,900 Common Units. The repurchase of Common Units and the redemption of Series C and E Preferred Units were funded through borrowings under our unsecured credit facility, which was repaid with proceeds from dispositions and the issuance of long-term debt.

Planned Investments

      Following is a summary of planned investments as of December 31, 2003, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

		Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment	4,681	$29,109	$16,082
Communities under construction	5,008	—	482,280
Communities In Planning and Owned	3,693	620,519	—
Communities In Planning and Under Control	112	9,084	—
Community acquisitions under contract	1,539	325,652	—

Total	15,033	$984,364	$498,362

      In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.

      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during 2004 and 2005. We expect to start construction on approximately $300-$400 million, based on Total Expected Investment, of communities that are currently In Planning, in 2004. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources

      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. Consistent with our performance in 2003, we anticipate that net cash flow from operating activities during 2004 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $693.9 million in available capacity on our unsecured credit facilities and approximately $187.6 million of cash on hand at February 13, 2004. In addition, we expect to complete the disposition of $400-$600 million of operating communities during 2004. During 2004, we will receive approximately $128.5 million from the sale of certain marketable securities in accordance with our forward sales agreement. See Item 7A for a discussion of our hedging activities.

      In March 2003, we filed a shelf registration statement on Form S-3 to register an additional $335 million in unsecured debt securities. In June 2003, we issued $250 million in long-term unsecured senior notes due in June 2008 for net proceeds of $247.2 million. These notes bear interest at a coupon rate of 3.0% annually, with an effective interest rate of 3.2%. The net proceeds were used to repay outstanding balances on our unsecured credit facility.

      In February 2002, we issued $200 million in long-term unsecured ten-year senior notes with an effective interest rate of 6.6%. In May 2002, Archstone-Smith filed a shelf registration statement on Form S-3 to register $500 million in equity securities, which can be issued in the form of Common or Preferred Shares. In August 2002, we issued $300 million in long-term unsecured senior five-year notes with an effective interest rate of 5.2%. In November 2002, we issued $35 million in long-term unsecured five-year senior notes with an effective interest rate of 4.9%.

      As of February 13, 2004, Archstone-Smith and the Operating Trust collectively have $1.1 billion available in shelf registered securities which can be issued based on our ability to affect offerings on satisfactory terms based on prevailing market conditions.

Litigation and Contingencies

      During 2002, we accrued or incurred a liability for $30.8 million relating to moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida that became subject to litigation in the third quarter of 2002. Of this amount, $11.3 million represents amounts expensed for the estimated cost of repairing or replacing residents’ property, temporary resident relocation expenses and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      During 2003, we recorded additional costs of $30.7 million for moisture infiltration and resulting mold at Harbour House. Of this amount, $25.7 million represents amounts expensed for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the settlement agreement, additional resident property repair and replacement costs and temporary resident relocation expenses. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have opted out of the settlement and are pursuing or may pursue individual claims. The remaining $5.0 million pertains to an increase in our accrual estimate for capitalized costs associated with remediation and capital improvements. As of December 31, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $45.1 million. We anticipate incurring the remaining $16.4 million over the next six to twelve months.

      The Harbour House accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. Not all plaintiffs have accepted the court-approved settlement, which could result in further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who have opted out of the settlement, nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

      We are also party to alleged moisture infiltration and resulting mold lawsuits at other apartment properties. We believe these suits are without merit, nonetheless, in certain instances we have negotiated a settlement with certain of the plaintiffs in an effort to expedite the resolution of their claims and avoid potentially protracted litigation and associated attorney’s fees. During 2003 we expensed approximately $10.4 million for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses pertaining to these claims. These estimates represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. As of December 31, 2003, we have received approximately $1.6 million of initial insurance recoveries pertaining to moisture infiltration and resulting mold claims. We are still in discussions with our insurance providers and therefore no estimate for future insurance recoveries has been recorded. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

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

Internal Cost Capitalization

      We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate.”

      If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses. For example, if hypothetically, we were to reduce our development and land acquisition activity by 25% with no corresponding decrease in internal costs, our net earnings per Common Unit could decrease by approximately 1.2% or $0.02 based on 2003 amounts.

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

      The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on the prevailing rate for the market or submarket. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. For example, we would value a community with annual NOI of $10 million at $142.9 million using a 7.0% capitalization rate, whereas that same community would be valued at $125.0 million if the actual capitalization rate were 8.0%. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. For example, we have sold approximately $5.4 billion of real estate assets (excluding Ameriton) over the last eight years, which produced $829.1 million in gains at an unleveraged internal rate of return of approximately 12.8%. We evaluate a real estate asset for potential impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Capital Expenditures and Depreciable Lives

      We incur costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

      Determining whether expenditures meet the criteria for capitalization, the assignment of depreciable lives and determining the appropriate amounts to allocate between tangible and intangible assets for property acquisitions requires our management to exercise significant judgment and is therefore considered a “significant accounting estimate.”

      Total capital expenditures were 1.4% and 2.2% of weighted average gross real estate as of December 31, 2003 and 2002, respectively. The growth in capital expenditures was principally due to significant redevelopment efforts in our high-rise portfolio acquired in the Smith Merger.

      Additionally, depreciation expense as a percentage of depreciable real estate was 3.2%, 3.1% and 3.7% or $1.04, $1.16 and $1.00 per Unit for the years ended December 31, 2003, 2002 and 2001, respectively. If the actual weighted average useful life were determined to be one year shorter or longer than management’s current estimate, our annual depreciation expense would increase or decrease approximately 3.1% or $0.03 per Common Unit. See Note 1 in our audited financial statements in this Annual Report for additional detail on depreciable lives.

Pursuit Costs

      We incur costs relating to the potential acquisition of real estate which we refer to as pursuit costs. To the extent that these costs are identifiable with a specific property and would be capitalized if the property were already acquired, the costs are accumulated by project and capitalized in the Other Asset section of the balance sheet. If these conditions are not met, the costs are expensed as incurred. Capitalized costs include but are not limited to earnest money, option fees, environmental reports, traffic reports, surveys, photos, blueprints, direct and incremental personnel costs and legal costs. Upon acquisition, the costs are included in the basis of the acquired property. When it becomes probable that a prospective acquisition will not be acquired, the accumulated costs for the property are charged to other expense on the statement of earnings in the period such a determination is made.

      Because of the inherent judgment involved in evaluating whether a prospective property will ultimately be acquired, we believe capitalizable pursuit costs are a “critical accounting estimate.” If it were determined that a quarter of our prospective acquisitions were deemed improbable as of December 31, 2003, other expense for the year ended December 31, 2003 would increase approximately 8.2% or $0.02 per unit, excluding refundable earnest money.

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

      Our eventual costs to correct moisture infiltration and remediate resulting mold could be significantly different from current estimates. For example, if current outstanding accruals were to increase or decrease by

25% and the ratio between the expensed and capitalized portion remained constant, our net earnings per Common Unit would increase or decrease by approximately $0.02.

Off Balance Sheet Arrangements

      Investments in entities that are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities consist of an $86.4 million investment in real estate joint ventures, which generally consists of our percentage ownership in the GAAP equity of the joint ventures.

      CES is a service business that we acquired during the Smith Merger in 2001 and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate owners across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days was excluded from the gain. We have recognized $5.8 million of these contingent proceeds during 2003, as this is the amount of the indemnified accounts receivable collected.

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

      SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million had principal payments that began in October 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Such performance guarantees currently total $2.7 million, based on information provided by these companies, and we expect them to expire during 2004. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

      Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of December 31, 2003, $2.7 million of these performance bond guarantees were still outstanding, based upon information provided by these companies. The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. We also will not extend any such performance bond guarantees in the future due to the sale of both CES and SMC. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

      As part of the Smith Merger, we are required to indemnify the former Smith Partnership unitholders for any personal income tax expense resulting from the sale of high-rise properties identified in the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod.

Contractual Commitments

      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our audited financial statements in this Annual Report regarding contractual commitments (amounts in millions):

			2006 and	2008 thru
	2004	2005	2007	2096	Total

Scheduled long-term debt maturities	$113.5	$319.9	$871.0	$2,495.2	$3,799.6
Unsecured credit facilities(1)	6.8	—	97.0	—	103.8
Development and redevelopment expenditures	498.4	—	—	—	498.4
Performance bond guarantees(2)	38.6	0.4	—	—	39.0
Lease commitments and other(3)	7.3	6.8	12.9	202.5	229.5

Total	$664.6	$327.1	$980.9	$2,697.7	$4,670.3

(1)	In October 2003, we completed the renewal of our unsecured revolving line of credit. The new facility has a total capacity of $600 million and a three-year term, with a one-year extension option available at our discretion.

(2)	Our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(3)	Lease commitments relate principally to ground lease payments as of December 31, 2003.

Related Party Transactions

      In 2003, we acquired our chief executive officer’s voting interest in Ameriton for approximately $72,000 and now own 100% of the voting and non-voting stock of Ameriton. Our chief executive officer’s initial investment in Ameriton Holdings, LLC was $50,000. Before this transaction, we owned 100% of the non-voting stock in Ameriton, representing a 95% economic interest and Ameriton Holdings owned 100% of the voting stock of Ameriton, representing a 5% economic interest. We also owned a non-voting membership interests in Ameriton Holdings representing a 95% economic interest and our chief executive officer owned 100% of the voting membership interest in Ameriton Holdings representing a 5% economic interest. Accordingly, the Operating Trust did not have a direct or indirect voting interest in Ameriton. Our chief executive officer did not receive any loans or other consideration from the Operating Trust, our subsidiaries or our affiliates in connection with the purchase of his interests in Ameriton.

      Ameriton paid approximately $1.5 million and $3.38 million to certain officers and employees of the Operating Trust related to realized returns on investments sold during 2003 and 2002, respectively, none of which were made to members of Ameriton’s board. Four members of Ameriton’s board (James H. Polk, III, John C. Schweitzer, R. Scot Sellers and Charles E. Mueller, Jr.) were Trustees of Archstone-Smith or executive officers of the Operating Trust.

      Prior to the sale in December 2002, our interest in CES was structured similarly to that of our interest in Ameriton, as described above, whereby an entity managed by our chief executive officer held 100% of the voting stock. Our chief executive officer did not receive any loans or other consideration from the Operating Trust, our subsidiaries or our affiliates in connection with the purchase of his interests in CES. In connection with the sale, our chief executive officer’s received proceeds of $5,325 and his initial basis was $19,093. All CES board members (Ernest A Gerardi, Jr., Robert H. Smith, Dana K. Hamilton and Messrs. Sellers and Mueller) were Trustees of Archstone-Smith or executive officers of the Operating Trust. Furthermore,

Mr. Gerardi was an officer of CES. In connection with the sale of CES, Mr. Gerardi received a disposition incentive bonus of $2.75 million.

      Prior to the sale in February 2003, our interest in SMC was structured similarly to that of our interest in Ameriton, as described above, whereby an entity managed by our chief executive officer held 100% of the voting stock. Our chief executive officer did not receive any loans or other consideration from the Operating Trust, our subsidiaries or our affiliates in connection with the purchase of his interests in SMC. In connection with the sale, our chief executive officer’s received proceeds of $8,626 and his initial basis was $4,410. All SMC board members (Robert P. Kogod, Ms. Hamilton and Messrs. Smith, Sellers and Mueller) were Trustees of Archstone-Smith or executive officers of the Operating Trust. During February 2003, we sold our interest in SMC.

      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. Archstone-Smith financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. As of December 31, 2003, the aggregate outstanding balances on these notes were approximately $1.1 million. In an effort to eliminate all employee loans, Archstone-Smith made an offer to the remaining participants of this plan to repurchase their Common Shares as of December 27, 2002, using the closing price of Archstone-Smith Common Shares on that date. The proceeds of the repurchase were used to pay off the outstanding loan balance, with any excess going to the participant. In addition, the participant received one fully vested and exercisable option for each share that was repurchased, with a term not to exceed the remaining term on the promissory note for the outstanding loan. No stock-based employee compensation expense was recognized in-connection with the issuance of these fully vested and exercisable options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and are not considered replacement awards. A total of 81,685 Common Shares were repurchased for a total of $1.9 million.

New Accounting Pronouncements

      In December 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised). This Interpretation replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003 and clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. FIN 46R requires us to consolidate our existing variable interest entities in which we have the majority variable interest. Due to the adoption of this Interpretation, we have consolidated the results of Ameriton, for all periods presented. We have evaluated all other joint ventures and found there to be no material impact.

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

      In December 2003, the FASB issued SFAS No. 132, “Employer Disclosure about Pension and Other Post Retirement Benefits” (revised). This statement is effective for financial statements with fiscal years ending after December 15, 2003. The statement revises the necessary disclosures about pension plans. The adoption of SFAS 132 (revised) did not have a material impact on our financial position, net earnings or cash flows.

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

      To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During the 3rd quarter of 2003, we entered into a forward sale agreement with a notional amount, which represents the fair value of the underlying marketable securities, of approximately $46.8 million. In the 4th quarter of 2003, we entered into two additional forward sale agreements with a notional amount of approximately $81.7 million. The forward sales agreements fair value at December 31, 2003 and 2002 were $250,000 and $0, respectively. The sale of certain marketable securities in accordance with forward sale contracts is expected to result in realized gains of approximately $22.0 million in 2004.

      The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments, as of December 31, 2003 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated Fair
	Amount	Date Range	Value

Cash flow hedges:
Interest rate caps	$34,508	2005	$—
Interest rate swaps	150,000	2006	(9,819)

Total cash flow hedges	$184,508	2005-2006	$(9,819)

Fair value hedges:
Interest rate swaps	$104,005	2006-2008	$8,822
Total rate of return swaps	69,756	2004-2007	3,762
Forward sales agreement	128,500	2004	250

Total fair value hedges	$302,261	2004-2008	$12,834

Total hedges	$486,769	2004-2008	$3,015

Interest Rate Sensitive Liabilities

      The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2003. As the table incorporates only those exposures that existed as of December 31, 2003, it does not consider those exposures or positions, which could arise after that date. Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2003, the information presented herein is an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to fair value hedges and other fees or expenses, where applicable (in thousands)

								Estimated
							Total	Fair
	2004	2005	2006	2007	2008	Thereafter	Balance	Value(1)

Interest rate sensitive liabilities:
Unsecured Credit Facilities	$6,790	$—	$97,000	$—	$—	$—	$103,790	$103,790
Average nominal interest rate(2)	1.95%	—	1.95%	—	—	—	—	—
Long-Term Unsecured Debt:
Fixed rate	$51,250	$251,250	$51,250	$386,250	$311,250	$719,917	$1,771,167	$1,942,491
Average nominal interest rate(2)	7.24%	8.01%	7.29%	5.30%	3.84%	7.30%	—	—
Variable rate(3)	$—	$—	$—	$—	$23,711	$77,087	$100,798	$100,798
Average nominal interest rate(2)					1.60%	1.76%	—	—
Mortgages payable:
Fixed rate debt	$48,142	$21,134	$301,268	$95,825	$123,788	$942,283	$1,532,440	$1,637,683
Average nominal interest rate(2)	7.26%	7.25%	6.13%	6.71%	6.93%	7.29%	—	—
Variable rate debt	$14,130	$47,560	$3,124	$33,237	$2,644	$294,490	$395,185	$395,189
Average nominal interest rate(2)	2.32%	3.08%	1.04%	2.76%	1.05%	1.27%	—	—

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2003. The weighted average effective interest rate on the unsecured credit facilities, Long- Term Unsecured Debt and mortgages payable was 2.55%, 6.22% and 5.57%, respectively, as of December 31, 2003.

(3)	Represents unsecured tax-exempt bonds.

Item 8.	Financial Statements and Supplementary Data

      Our Balance Sheets as of December 31, 2003 and 2002, and our Statements of Earnings, Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2003 and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, independent auditors, are included under Item 15 of this Annual Report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 12 of our audited financial statements in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2003, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2003, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III

Item 10.	Trustees and Executive Officers of the Registrant

      Archstone-Smith is our sole trustee and is responsible for the oversight and management of the Operating Trust. All of the property ownership and business operations of Archstone-Smith are conducted through the Operating Trust. For information regarding Archstone-Smith’s business, see “Item 1 — Business.” For information regarding Archstone-Smith’s senior officers, who also serve as the senior officers of the Operating Trust, see “Item 1. Business — Officers of the Operating Trust.” For information regarding our Code of Ethics, see “Item 1 — Business — Available Information and Code of Ethics.” Information regarding the trustees of Archstone-Smith will be contained in Archstone-Smith’s definitive proxy statement relating to the 2004 Annual Meeting of Shareholders to be held on May 20, 2004 (the “Archstone-Smith Proxy Statement”), which is incorporated herein by reference. Please see the Archstone-Smith Proxy Statement for further information.

      Section 16(a) of the Securities Exchange Act of 1934 requires the Operating Trust to report whether or not, based on its review of reports to the SEC filed by beneficial owners of more that 10% of any class of equity securities registered under Section 12 of the Securities Act of 1933, any such required reports were not filed or were filed untimely. There were no such failures to report or late reports during 2003.

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

      Archstone-Smith owns all of the outstanding voting securities of the Operating Trust. The following table sets forth information as of February 13, 2004, regarding beneficial ownership of A-1 Common Units by each person known by us to be beneficial owners of more than 5% of the A-1 Common Units, by each of Archstone-Smith’s trustees, by each of Archstone-Smith’s five most highly compensated executive officers and by all of Archstone-Smith’s trustees and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all A-1 Common Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The address of each person listed below is c/o Archstone-Smith Trust, 9200 E. Panorama Circle, Suite 400, Englewood, Colorado 80112.

Number of A-1
	Common Units		Percentage of All
Name of Beneficial Owner	Beneficially Owned		A-1 Common Units

James A. Cardwell	—		—
Ernest A. Gerardi	51,350		0.2%
Ned S. Holmes	—		—
Robert P. Kogod	3,522,094	(1)	14.0%
James H. Polk, III	—		—
John M. Richman	—		—
John C. Schweitzer	—		—
R. Scot Sellers	—		—
Robert H. Smith	3,607,801	(1)	14.3%
Richard A. Banks	—		—
J. Lindsay Freeman	—		—
Dana K. Hamilton	—		—
Charles E. Mueller, Jr.	—		—
James D. Rosenberg	—		—
All Archstone-Smith trustees and executive officers as a group (14 persons)	3,851,477	(2)	15.3%

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

(2)	The 3,329,768 A-1 Common Units that are owned by Charles E. Smith Management, Inc. are reported twice, once as beneficially owned by Mr. Smith and again as beneficially owned by Mr. Kogod, but are only counted once in the calculation of beneficial ownership of Archstone-Smith’s trustees and executive officers as a group.

Item 13.	Certain Relationships and Related Transactions

      All of the property ownership and business operations of Archstone-Smith are conducted through the Operating Trust. In the normal course of business, because of our structure as an UPREIT, Archstone-Smith conducts all of its operations through the Operating Partnership and, as a result, engages in a significant number of transactions with and on behalf of the Operating Trust. Information concerning certain relationships and related transactions between Archstone-Smith and its trustees, executive officers, holders of more than 10% of its Common Shares and related persons, will be contained in the Archstone-Smith Proxy Statement, which is incorporated herein by reference. Please see the Archstone-Smith Proxy Statement for further information.

Item 14.	Principal Accountants Fees and Services

RATIFICATION OF RELATIONSHIP WITH PUBLIC ACCOUNTANTS

      Subject to shareholder ratification, the Audit Committee has selected KPMG LLP, certified public accountants, to serve as the auditors of the Operating Trust’s books and records for the coming year. KPMG LLP has served as our auditors since 1980. A representative of KPMG LLP is expected to be present at the annual meeting, and will be given an opportunity to make a statement if that representative desires to do so and will be available to respond to appropriate questions.

      Ratification of the appointment of KPMG LLP as our auditors for the current fiscal year will require that the votes cast in favor of ratification exceed the votes cast against ratification. Abstention and brokers non-votes are not counted for purposes of determining whether this proposal has been approved.

      The fees billed by KPMG LLP in 2003 and 2002 for services provided to the Operating Trust were as follows:

	2003	2002

Audit Fees(1)	$815,450	$690,000
Audit-Related Fees(2)	186,800	416,633
Tax Fees(3)	281,949	151,930
All Other Fees(4)	—	—

TOTAL	$1,284,199	$1,258,563

(1)	“Audit Fees” are the aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Operating Trust’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and the reviews of the financial statements included in our quarterly reports on Form 10-Q during 2003 and 2002. “Audit Fees” also includes amounts billed for registration statements filed in 2003 and 2002 and related comfort letters and consent.

(2)	“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” described above, including audits of joint ventures and unconsolidated and consolidated subsidiaries.

(3)	“Tax Fees” are fees billed by KPMG LLP in either 2003 or 2002 for tax services, including tax compliance, tax advice or tax planning.

(4)	“All Other Fees” are fees billed by KPMG LLP in 2003 or 2002 that are not included in the above classifications.

Pre-Approval Process

      All services provided by KPMG LLP in 2003 were, and all services to be provided by KPMG LLP in 2004 will be, permissible under applicable laws and regulations and have been, and will continue to be, pre-approved by the Audit Committee. In accordance with applicable law, the Operating Trust is required to disclose the non-audit services approved by the Audit Committee performed by KPMG LLP. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee approved the engagement of KPMG LLP for non-audit services, consisting of certain specified tax-related services during 2003 and 2004, provided that the fees for these services did not exceed $400,000 in the aggregate or $100,000 for any one service.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following documents are filed as part of this report:

(a) Financial Statements and Schedule:

1.	Financial Statements

See Index to Financial Statements and Schedule on page 50 of this report, which is incorporated herein by reference.

2.	Financial Statement Schedule:

See Schedule III on page 89 of this report, which is incorporated herein by reference.

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3.	Exhibits

See Index to Exhibits on page 92 of this report, which is incorporated herein by reference.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Date Filed	Items Reported	Financial Statements

6/10/03	5	No
6/12/03	5.7	No

(c)	Exhibits:

The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 92 of this Annual Report, which is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Archstone-Smith Operating Trust
Independent Auditors’ Report	51
Consolidated Balance Sheets as of December 31, 2003 and 2002	52
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001	53
Consolidated Statements of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	54
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	55
Notes to Consolidated Financial Statements	56
Independent Auditors’ Report on Financial Statement Schedule	88
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003	89
Signatures	91
Index to Exhibits	92

INDEPENDENT AUDITORS’ REPORT

The Trustee and Unitholders

Archstone-Smith Operating Trust:

      We have audited the accompanying consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, Archstone-Smith Operating Trust adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised). As a result, the accompanying consolidated financial statements, referred to above, have been restated to reflect the consolidated financial position and results of operations of Archstone-Smith Operating Trust and certain previously unconsolidated entities in accordance with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

February 9, 2004

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,

	2003	2002

ASSETS
Real estate	$8,738,116	$7,406,437
Real estate — held for sale	261,064	1,891,298
Less accumulated depreciation	648,982	578,855

	8,350,198	8,718,880
Investments in and advances to unconsolidated entities	86,367	116,594

Net investments	8,436,565	8,835,474
Cash and cash equivalents	5,230	12,846
Restricted cash in tax-deferred exchange escrow	180,920	—
Other assets	298,980	247,706

Total assets	$8,921,695	$9,096,026

LIABILITIES AND EQUITY
Liabilities:
Unsecured credit facilities	$103,790	$365,578
Long-Term Unsecured Debt	1,871,965	1,776,103
Mortgages payable	1,891,991	1,838,386
Mortgages payable — held for sale	35,634	341,611
Distributions payable	1,593	91,616
Accounts payable	27,086	29,157
Accrued expenses and other liabilities	252,533	272,236

Total liabilities	4,184,592	4,714,687

Minority interest	11,510	2,600

Other common unitholders’ interest, at redemption value (A-1 Common Units: 25,301,069 in 2003 and 24,621,853 in 2002)	707,924	579,598

Unitholders’ equity:
Convertible Preferred Units	50,000	194,671
Perpetual Preferred Units	160,120	160,550
Common unitholder’s equity (A-2 Common Units: 194,762,263 units in 2003 and 180,705,795 units in 2002)	3,793,314	3,456,259
Accumulated other comprehensive earnings (loss)	14,235	(12,339)

Total unitholders’ equity	4,017,669	3,799,141

Total liabilities and equity	$8,921,695	$9,096,026

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per unit amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Rental revenues	$881,041	$852,295	$544,063
Other income	19,334	9,462	11,905

Total revenues	900,375	861,757	555,968

Expenses:
Rental expenses	235,351	226,633	130,982
Real estate taxes	84,330	77,292	46,433
Depreciation on real estate investments	187,677	167,029	102,477
Interest expense	186,832	190,005	88,081
General and administrative expenses	49,838	45,710	27,434
Provisions for possible loss on investments	—	—	14,927
Other expenses	48,085	27,469	15,564

Total expenses	792,113	734,138	425,898

Earnings from operations	108,262	127,619	130,070
Less: minority interest	—	5,215	7,822
Plus: gains on dispositions of depreciated real estate, net	—	35,950	108,748
Income from unconsolidated entities	5,745	53,602	10,998

Net earnings before discontinued operations	114,007	211,956	241,994
Plus: net earnings from discontinued apartment communities	380,184	144,769	23,580

Net earnings	494,191	356,725	265,574
Less: Preferred Unit distributions	26,153	34,309	25,877

Net earnings attributable to Common Units — Basic	$468,038	$322,416	$239,697

Weighted average Common Units outstanding:
Basic	212,288	202,781	134,589

Diluted	220,758	203,804	142,090

Net earnings per Common Unit — Basic:
Net earnings before discontinued operations	$0.41	$0.88	$1.60
Discontinued operations, net	1.79	0.71	0.18

Net earnings	$2.20	$1.59	$1.78

Net earnings per Common Unit — Diluted:
Net earnings before discontinued operations	$0.41	$0.87	$1.60
Discontinued operations, net	1.77	0.71	0.17

Net earnings	$2.18	$1.58	$1.77

Distributions paid per Common Unit	$1.71	$1.70	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY, OTHER COMMON

UNITHOLDERS’ INTEREST AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	Convertible	Perpetual
	Preferred	Preferred		Accumulated
	Units at	Units at		Other		Other
	Aggregate	Aggregate	Common	Comprehensive	Total	Common
	Liquidation	Liquidation	Unitholder’s	Income	Unitholders’	Unitholders’
	Preference	Preference	Equity	(Loss)	Equity	Interest	Total

Balances at December 31, 2000.	$82,651	$204,205	$1,961,933	$2,817	$2,251,606	$—	$2,251,606
Comprehensive income:
Net earnings	—	—	257,992	—	257,992	7,582	265,574
Cumulative effect of adoption of SFAS 133.	—	—	—	3,831	3,831	—	3,831
Change in fair value of cash flow hedges	—	—	—	(9,290)	(9,290)	—	(9,290)
Reclassification adjustment on realized gains	—	—	—	(2,167)	(2,167)	—	(2,167)
Change in fair value of marketable securities	—	—	—	(708)	(708)	—	(708)

Comprehensive income attributable to Common Units							257,240

Preferred Unit distributions	—	—	(25,877)	—	(25,877)	—	(25,877)
Common Unit distributions	—	—	(245,035)	—	(245,035)	(10,903)	(255,938)
Units issued in connection with Smith Merger	146,500	50,000	1,361,641	—	1,558,141	628,598	2,186,739
Repurchase of units, net of expenses	—	(772)	(50,000)	—	(50,772)	—	(50,772)
Redemption of Series B Preferred Units	—	(104,670)	—	—	(104,670)	—	(104,670)
A-1 Common Units converted into A-2 Common Units	—	—	1,373	—	1,373	(1,373)	—
Adjustment to redemption value	—	—	(45,484)	—	(45,484)	45,484	—
Other, net	(3,800)	—	46,492	—	42,692	—	42,692

Balances at December 31, 2001.	225,351	148,763	3,263,035	(5,517)	3,631,632	669,388	4,301,020
Comprehensive income:
Net earnings	—	—	314,815	—	314,815	41,910	356,725
Change in fair value of cash flow hedges	—	—	—	(7,554)	(7,554)	—	(7,554)
Change in fair value of marketable securities	—	—	—	732	732	—	732

Comprehensive income attributable to Common Units							349,903

Preferred Unit distribution	—	—	(34,309)	—	(34,309)	—	(34,309)
UPREIT Preferred Unit distribution	—	—	1,839	—	1,839	(1,839)	—
Common Unit distributions	—	—	(306,189)	—	(306,189)	(41,782)	(347,971)
A-1 Common Units converted into A-2 Common Units	—	—	41,723	—	41,723	(41,723)	—
Conversion of Preferred Units into Common Units	(30,680)	—	30,680	—	—	—	—
Conversion of DownREIT Perpetual Preferred Units	—	73,180	—	—	73,180	—	73,180
Common Unit repurchases	—	—	(15,362)	—	(15,362)	—	(15,362)
Preferred Unit repurchases	—	(49,393)	(11)	—	(49,404)	—	(49,404)
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	45,471	—	45,471	—	45,471
Adjustment to redemption value	—	—	67,499	—	67,499	(67,499)	—
Other, net	—	(12,000)	47,068	—	35,068	21,143	56,211

Balances at December 31, 2002.	194,671	160,550	3,456,259	(12,339)	3,799,141	579,598	4,378,739
Comprehensive income:
Net earnings	—	—	433,657	—	433,657	60,534	494,191
Change in fair value of cash flow hedges	—	—	—	3,439	3,439	—	3,439
Change in fair value of marketable securities	—	—	—	23,135	23,135	—	23,135

Comprehensive income attributable to Common Units							520,765

Preferred Unit distribution	—	—	(26,153)	—	(26,153)	—	(26,153)
UPREIT Preferred Unit Distribution	—	—	5,156	—	5,156	(5,156)	—
Common Unit distributions	—	—	(245,460)	—	(245,460)	(31,575)	(277,035)
A-1 Common Units converted into A-2 Common Units	—	—	25,534	—	25,534	(25,534)	—
Conversion of Preferred Units into Common Units	(143,416)	—	143,416	—	—	—	—
Common Unit repurchases	—	—	(13,163)	—	(13,163)	—	(13,163)
Preferred Unit repurchases	(1,255)	(430)	(196)	—	(1,881)	—	(1,881)
Exercise of Options	—	—	43,420	—	43,420	—	43,420
Proceeds from Dividend Reinvestment Plan (DRIP)	—	—	48,126	—	48,126	—	48,126
Issuance of A-1 Common Units	—	—	—	—	—-	47,575	47,575
Adjustment to redemption value	—	—	(112,337)	—	(112,337)	112,337	—
Other, net	—		35,055	—	35,055	(30,485)	4,570

Balances at December 31, 2003.	$50,000	$160,120	$3,793,314	$14,235	$4,017,669	$707,294	$4,724,963

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Operating activities:
Net earnings	$494,191	$356,725	$265,574
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	210,427	212,178	140,435
Gains on dispositions of depreciated real estate, net	(353,600)	(139,604)	(108,748)
Provisions for possible loss on investments	3,714	2,611	14,927
Minority interest	—	4,871	3,224
Change in other assets	19,441	(25,597)	(2,554)
Change in accounts payable, accrued expenses and other liabilities	(18,583)	40,462	24,546
Other, net	(6,149)	(6,001)	(5,251)

Net cash flow provided by operating activities	349,441	445,645	332,153

Investing activities:
Real estate investments	(932,777)	(910,544)	(605,498)
Change in investments in and advances to unconsolidated entities, net	30,227	124,125	(5,354)
Proceeds from dispositions, net of closing costs	1,563,556	579,451	1,175,199
Change in tax-deferred exchange escrow	(180,920)	120,421	(116,440)
Other, net	(57,665)	(104,456)	(60,213)

Net cash flow provided by (used in) investing activities	422,421	(191,003)	387,694

Financing activities:
Proceeds from Long-Term Unsecured Debt	247,225	530,774	—
Payments on Long-Term Unsecured Debt	(171,250)	(97,500)	(69,700)
Principal prepayment of mortgages payable, including prepayment penalties	(343,368)	(705,103)	(115,293)
Regularly scheduled principal payments on mortgages payable	(11,934)	(11,761)	(5,243)
Proceeds from mortgage notes payable	76,017	247,797	67,594
Proceeds from (payments on) unsecured credit facilities, net	(261,788)	176,989	(224,130)
Proceeds from Common Units issued under DRIP and employee stock options	91,546	69,772	24,818
Repurchase of Common Units and Preferred Units	(15,044)	(64,776)	(50,772)
Redemption of Perpetual Preferred Units	—	(12,000)	(104,670)
Cash distributions paid on Common Units	(365,009)	(344,590)	(221,196)
Cash distributions paid on Preferred Units	(28,371)	(34,351)	(17,788)
Cash distributions paid to minority interests	—	(5,165)	(8,406)
Other, net	2,498	1,091	2,889

Net cash flow used in financing activities	(779,478)	(248,823)	(721,897)

Net change in cash and cash equivalents	(7,616)	5,819	(2,050)
Cash and cash equivalents at beginning of period	12,846	7,027	9,077

Cash and cash equivalents at end of period	$5,230	$12,846	$7,027

See Note 15 for supplemental information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001
(The glossary included in this Annual Report is hereby incorporated by reference)

(1)	Description of Business and Summary of Significant Accounting Policies

Business

      Archstone-Smith is structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owns approximately 88.5% of our outstanding common units. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential.

Principles of Consolidation

      The accounts of the Operating Trust and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.

      We adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised) on July 1, 2003. As a result, the accompanying consolidated financial statements have been restated to reflect the consolidated financial position and results of operations of Archstone-Smith Trust and certain previously unconsolidated entities in accordance with accounting principles generally accepted in the United States of America. We previously accounted for Ameriton using the equity method.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from management’s estimates.

Discontinued Operations

      In October 2001, the FASB issued SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets” which became effective on January 1, 2002. For properties accounted for under SFAS 144, the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense, and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of income from unconsolidated entities.

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

Marketable Securities and Other Investments

      All publicly traded equity securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

Real Estate and Depreciation

      Real estate, other than properties held for sale, is carried at cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated.

      We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with our development and redevelopment activities. Indirect project costs

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development.

      Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Buildings and related land improvements	20-40 years
Furniture, fixtures, equipment and other	5-10 years
Intangible value of lease agreements	6-12 months

Interest

      During 2003, 2002 and 2001, the total interest paid in cash on all outstanding debt was $244.8 million, $269.8 million and $163.7 million, respectively.

      We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2003, 2002 and 2001 aggregated $26.9 million, $32.4 million and $31.6 million, respectively.

Cost of Raising Capital

      Costs incurred in connection with the issuance of equity securities are deducted from unitholders’ equity. Costs incurred in connection with the issuance or renewal of debt are subject to the provisions of EITF 96-19. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e., a 10 percent or more difference in the present value of the remaining cash flows), all unamortized loan costs associated with the extinguished debt are charged against earnings during the current period; otherwise, costs are capitalized as other assets and amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with old debt is expensed upon replacement with new debt. We utilize the straight-line method to amortize debt issuance costs as it approximates the effective interest method required under SFAS No. 91. Amortization of loan costs included in interest expense for 2003, 2002 and 2001 was $4.5 million, $5.0 million and $3.9 million, respectively.

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

Interest Rate Contracts/ Forward Sales Contracts

      We utilize derivative financial instruments to manage our interest rate risk and designate these financial instruments as hedges of specific liabilities or anticipated transactions. During 2003, we adopted SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under SFAS 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in the fair value of a fair value hedge and the fair value of the items hedged are recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges are carried on our financial statements as a component of

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income (loss). If effective, fair value hedges have no impact on our current earnings.

Revenue and Gain Recognition

      We generally lease our apartment units under operating leases with terms of one year or less. Rental revenue is recognized evenly over the lease term. Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease. We use the full accrual method of profit recognition in accordance with SFAS No. 66 to record gains on sales of real estate. Accordingly, we evaluate the related GAAP requirements in determining the profit to be recognized at the date of each sale transaction (i.e., the profit is determinable and the earnings process is complete).

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

Stock-Based Compensation

      As of December 31, 2003, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. There were no significant employee awards granted during the twelve months ended December 31, 2003. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying Archstone-Smith common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net earnings attributable to Common Units — Basic	$468,038	$322,416	$239,697
Add: Stock-based employee compensation expense included in reported net earnings	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,982)	(2,094)	(1,669)

Pro forma net earnings attributable to Common Units — Basic	$466,056	$320,322	$238,028

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Net earnings per Common Unit:
Basic — as reported	$2.20	$1.59	$1.78

Basic — pro forma	$2.20	$1.58	$1.77

Diluted — as reported	$2.18	$1.58	$1.77

Diluted — pro forma	$2.17	$1.57	$1.75

      The pro forma amounts above were calculated using the Black-Scholes model, using the following assumptions:

	2003	2002	2001

Weighted average risk-free interest rate	3.48%	3.54%	4.06%
Weighted average dividend yield	6.92%	6.74%	6.79%
Weighted average volatility	15.33%	19.58%	15.67%
Weighted average expected option life	5.0 years	5.0 years	5.0 years

Federal Income Taxes

      We have made an election to be taxed as a partnership under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a partnership and have made all required distributions of our taxable income. See Note 14 for more information on income taxes.

Comprehensive Income

      Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Consolidated Statements of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income (Loss). Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments and changes in the fair value of effective cash flow hedges as described above (see — Interest Rate Contracts).

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per Unit Data

      Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings attributable to Common Units for the periods indicated (in thousands):

	Years Ended December 31,

	2003	2002	2001

Reconciliation of numerator between basic and diluted net earnings per Common Share(1):
Net earnings attributable to Common Units — Basic	$468,038	$322,416	$239,697
Dividends on Convertible Preferred Units	12,872	—	9,696
Minority interest	—	—	1,524

Net earnings attributable to Common Units — Diluted	$480,910	$322,416	$250,917

Reconciliation of denominator between basic and diluted net earnings per Common Share(1):
Weighted average number of Common Units outstanding — Basic	212,288	202,781	134,589
Assumed conversion of Preferred Units into Common Shares	7,972	—	5,844
Minority interest	—	—	943
Incremental options and warrants	498	1,023	714

Weighted average number of Common Units outstanding — Diluted	220,758	203,804	142,090

(1)	Excludes the impact of 13.1 million convertible equity securities during 2002 as they were anti-dilutive.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Pronouncements

      In December 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised). This Interpretation replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003 and clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”. FIN 46R requires us to consolidate our existing variable interest entities in which we have the majority variable interest. Due to the adoption of this Interpretation, we have consolidated the results of Ameriton, for all periods presented.

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2003, the FASB issued SFAS No. 132, “Employer Disclosure about Pension and Other Post retirement Benefits” (revised). This statement is effective for financial statements with fiscal years ending after December 15, 2003. The statement revises the necessary disclosures about pension plans. The adoption of SFAS 132 (revised) did not have a material impact on our financial position, net earnings or cash flows.

(2)     Smith Merger

      On October 31, 2001, we completed our merger with Smith Partnership which primarily developed, owned, and managed high-rise properties and garden communities in Washington, D.C., Chicago, Boston and Southeast Florida. The purpose of the Smith Merger was to expand our portfolio in key protected markets. Following is a sequential outline of events that occurred prior to the merger closing:

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

      The Smith Merger was structured as a tax-free merger and was accounted for using the purchase method of accounting. Because the transaction was completed during late 2001, all information necessary to complete the purchase price allocation was not available. During 2002, we finalized the estimates associated with certain information that was not available at the time the transaction was consummated. We adjusted the original purchase price allocation by approximately $31.8 million in 2002 to reflect the net amount of the finalized unrecorded liabilities.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summary of the assets acquired and liabilities assumed were recorded at the estimated fair value as determined by management, based on information available and on assumptions of future performance (dollar amounts in thousands);

Real estate	$3,771,789
Investment in and advances to unconsolidated entities	164,831
Other assets	32,017

Total assets acquired	$3,968,637

Unsecured credit facilities	$219,000
Mortgages payable	1,402,962
Other accrued expenses and accounts payables	148,885

Total liabilities assumed	$1,770,847

      Since the Smith Merger closed on October 31, 2001, the accompanying Consolidated Statements of Earnings include Smith Residential’s results of operations for the last two months of 2001. The following summarized pro forma unaudited information assumes that the Smith Merger had occurred on January 1, 2001. The pro forma results of operations include estimates and assumptions which management believes are reasonable. These results are not necessarily indicative of what the results of operations would have been had the business combination been in effect on the dates indicated, or which may result in the future (dollar amounts in thousands):

Pro Forma
Year Ended
December 31,
2001(1)

Total revenues	$1,036,614

Net earnings attributable to Common Units before discontinued operations	$303,235

Net earnings attributable to Common Units(2)	$345,612

Net earnings per Common Unit:
Basic	$1.77

Diluted	$1.74

(1)	Net earnings from discontinued operations have been reclassified.

(2)	Includes $5.3 million in merger related costs and $14.9 million in provision for loss on investments.

Sale of Consolidated Engineering Services

      Consolidated Engineering Services is a service business that we acquired in the Smith Merger in 2001, and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of certain accounts receivable over 120 days. During 2003, $5.8 million of these accounts receivable were collected and recognized in other income.

      As a condition of sale, we agreed to indemnify the buyer for certain representations and warranties contained in the sale contract. The indemnifications terminate on June 30, 2004, and while we do not believe it

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sale of Smith Management Construction, Inc.

      Smith Management Construction, Inc. (SMC) is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments that began in October 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying consolidated balance sheets.

(3)     Real Estate

Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	December 31,

	2003		2002

	Investment	Units	Investment	Units

Archstone-Smith Operating Trust apartment communities:
Operating communities	$8,067,075	63,848	$8,380,779	75,693
Communities under construction	301,634	2,607	328,390	2,295
Development communities In Planning:
Owned	95,911	2,633	89,501	2,870
Under control(2)	—	112	—	428

Total development communities In Planning	95,911	2,745	89,501	3,298

Total Archstone-Smith Operating Trust apartment communities	8,464,620	69,200	8,798,670	81,286

Ameriton apartment communities	494,338	5,646	458,914	6,241

Land	9,648		9,697
Other	30,574		30,454

Total real estate	$8,999,180	74,846	$9,297,735	87,527

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Our investment as of December 31, 2003 and December 31, 2002 for development communities Under Control was $1.1 million and $2.7 million, respectively, and are reflected in the “Other assets” caption of our Consolidated Balance Sheets.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As part of our operating strategy, we periodically evaluate each community’s physical condition relative to established business objectives and the community’s competitive position in its market. In conducting these evaluations, we consider our return on investment in relation to our long-term cost of capital as well as our research and analysis of competitive market factors. Based on these factors, we make decisions on incremental capital expenditures, which are classified as either “redevelopment” or “recurring”.

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

      The change in investments in real estate, at cost, consisted of the following (in thousands):

	Years Ended December 31,

	2003	2002

Balance at January 1	$9,297,735	$8,612,213

Apartment properties acquired in the Smith Merger(1)	—	31,877
Acquisition-related expenditures	573,768	539,652
Redevelopment expenditures	69,649	152,428
Recurring capital expenditures	48,960	40,683
Development expenditures, excluding land acquisitions	91,430	247,044
Acquisition and improvement of land for development	125,581	107,727
Dispositions	(1,209,956)	(439,847)
Provision for possible loss on investments	(3,714)	(2,611)

Net apartment community activity	(304,282)	676,953
Other:
Disposition of retail asset acquired in Smith Merger	—	(5,990)
Change in other real estate assets	5,727	14,559

Net other activity	5,727	8,569
Balance at December 31	$8,999,180	$9,297,735

(1)	Reflects purchase accounting adjustment in 2002.

      At December 31, 2003, we had unfunded contractual commitments of $498.4 million related to communities under construction and under redevelopment.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)     Discontinued Operations

      Consistent with our capital recycling program, we had 10 operating apartment communities, representing 2,651 units (unaudited), classified as held for sale under the provisions of SFAS 144, at December 31, 2003. Accordingly, we have classified the operating earnings from these 10 properties within discontinued operations for the years ended December 31, 2003, 2002 and 2001. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 communities and the related gain/loss on sale are also included in discontinued operations for 2003, 2002 and 2001. Lastly, discontinued operations for the years ended December 31, 2002 and 2001, include the net operating results of 12 operating communities and one retail property which were sold during 2002. Four apartment communities that were sold during 2002 were held for sale at December 31, 2001, and therefore gains and related operating income for these dispositions are not classified as discontinued operations in accordance with SFAS 144. The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,

	2003	2002	2001

Rental revenues	$125,584	$233,479	$181,498
Rental expenses	(39,352)	(69,554)	(45,704)
Real estate taxes	(12,019)	(23,007)	(15,058)
Depreciation on real estate investments	(15,679)	(39,596)	(34,390)
Interest expense(1)	(28,236)	(57,596)	(62,766)
Provision for possible loss on real estate investment	(3,714)	(2,611)	—
Gain on dispositions of real estate investments, net	353,600	103,654	—

	$380,184	$144,769	$23,580

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $23.0 million, $38.7 million and $51.6 million for 2003, 2002 and 2001, respectively.

(5)     Investments in and Advances to Unconsolidated Entities

Service Businesses

      SMC and CES were service businesses that we acquired in the Smith Merger during 2001. We sold CES in 2002 to a third party and we sold SMC in 2003 to former members of SMC’s senior management. Prior to the sales, we reported both CES and SMC as unconsolidated entities in our financial statements.

Archstone Management Services

      During May 2003, we sold Archstone Management Services, our third-party management business. The transaction includes management contracts for 32 communities comprising 10,665 units. The $6.5 million sales price will be paid in three installments based on the retention of the contracts acquired. Since the ultimate sales proceeds are contingent upon the retention of management contracts existing at the time of the sale, the gain is being deferred. We will recognize the gain from this sale when the required retention period expires in the second quarter of 2004.

Real Estate Joint Ventures

      At December 31, 2003, we had investments in 11 Operating Trust real estate joint ventures. Our ownership percentage of economic interests range from 20% to 48%. The voting interest for major decisions is

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

split 50/50 between ourselves and the venture partners. At December 31, 2003, Ameriton had seven real estate joint ventures in which the venture partners are the development/managing members. Voting on major investment decisions are split 50/50 and our venture partners handle all day-to-day operational decisions. Economic interest in the ventures varies depending upon the ultimate return of the venture. Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method. In aggregate, these ventures own 16,817 apartment units. At December 31, 2003, the investment balance consists of $42.9 million in Archstone-Smith Operating Trust joint ventures and $43.5 million in Ameriton joint ventures. At December 31, 2002, the investment balance consists of $54.9 million in Archstone-Smith Operating Trust joint ventures and $61.7 million in Ameriton joint ventures.

Summary Financial Information

      Combined summary balance sheet data for our investments in unconsolidated entities follows (in thousands):

	2003	2002

Assets:
Real estate	$1,283,904	$1,263,302
Other assets	29,577	28,880

Total assets	$1,313,481	$1,292,182

Liabilities and owners’ equity:
Inter-company debt payable to Archstone-Smith	$2,779	$5,105
Mortgages payable	913,142	842,959
Other liabilities	20,804	25,270

Total liabilities	936,725	873,334

Owners’ equity	376,756	418,848

Total liabilities and owners’ equity	$1,313,481	$1,292,182

      Selected summary results of operations for our significant unconsolidated investees presented on a stand-alone basis follows:

	2003	2002	2001

Operating Trust Joint Ventures:
Revenues	$145,567	$145,061	$97,338
Net earnings	7,726	16,118	10,130
Ameriton Joint Ventures:
Revenues	$11,549	$9,977	$33,776
Net earnings	(4,569)	(1,716)	(157)
Service Businesses:
Revenues	$—	$432,193	$79,246
Net earnings	—	5,227	2,885

Total:
Revenues	$157,116	$587,231	$210,360

Net earnings	$3,157	$19,629	$12,858

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our income from unconsolidated entities differs from the stand-alone net earnings from the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include: (i) only recording our proportionate share of net earnings in the unconsolidated investees; (ii) the impact of certain eliminating inter-company transactions; (iii) adjustments to depreciation and amortization expense resulting from applying purchase accounting in connection with the Smith Merger; (iv) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures; and (v) a gain on the sale of CES, as previously discussed.

      As a matter of policy, we do not guarantee third-party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. Occasionally, the investees are required to guarantee the mortgages. However, such guarantees are fully non-recourse to us. All off-balance sheet contingent liabilities, with the exception of outstanding performance bonds, and all third-party debt incurred by our unconsolidated investees are fully non-recourse to us. As such, the extent of our exposure to financial losses is limited solely to our investment in each of the unconsolidated investees.

(6)	Borrowings

Unsecured Credit Facilities

      In October 2003, we completed the renewal of our unsecured revolving credit facility provided by a group of financial institutions led by JPMorgan Chase Bank. The $600 million facility matures in October, 2006 and has a one-year extension feature, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.60%. The spread over LIBOR can vary from LIBOR plus 0.50% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. The facility contains an accordion feature that allows us to expand the commitment up to $900 million at any time during the life of the facility, subject to lenders providing additional commitments. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the ratings of our Long-Term Unsecured Debt.

      The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	Years Ended
	December 31,

	2003	2002

Total unsecured revolving credit facility	$600,000	$700,000
Borrowings outstanding at December 31	97,000	348,500
Outstanding letters of credit under this facility	1,050	11,890
Weighted average daily borrowings	231,354	248,398
Maximum borrowings outstanding during the period	511,500	465,000
Weighted average daily nominal interest rate	1.95%	2.26%
Weighted average daily effective interest rate	2.55%	3.08%

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate agreed to at the time of borrowing and ranged from 1.65% to 1.95% during 2003. There were $6.8 million and $17.1 million of borrowings outstanding under this agreement at December 31, 2003 and 2002, respectively.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Unsecured Debt

      During June 2003, we issued $250 million of long-term unsecured senior notes due in June 2008 for net proceeds of $247.2 million. These notes bear interest at a coupon rate of 3.0% annually, with an effective interest rate of 3.2%. The net proceeds were used to repay outstanding balances on our unsecured credit facilities.

      In February 2002, we issued $200 million in long-term unsecured ten-year senior notes with an effective interest rate of 6.6% from our shelf registration statement. In May 2002, we filed a shelf registration statement on Form S-3 to register an additional $422.8 million (for a total of $800 million) in unsecured debt securities. These registration statements were declared effective in June 2002. In August 2002, we issued $300 million in long-term unsecured senior five-year notes with an effective interest rate of 5.2% from its shelf registration statement. In November 2002, we issued $35 million in long-term unsecured five-year senior notes with an effective interest rate of 4.9% from its shelf registration statement. As of December 31, 2003, we had $550 million available in debt shelf registered securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.

      A summary of our Long-Term Unsecured Debt outstanding at December 31, 2003 and 2002 follows (dollar amounts in thousands):

			Balance at	Balance at	Average
		Effective	December 31,	December 31,	Remaining Life
Type of Debt	Coupon Rate(1)	Interest Rate(2)	2003	2002	(Years)

Long-term unsecured senior notes	6.35%	6.46%	$1,771,167	$1,669,396	5.40
Unsecured tax-exempt bonds	1.72%	1.93%	100,798	106,707	20.56

Total/average	6.10%	6.22%	$1,871,965	$1,776,103	6.22

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

      The $1.8 billion of long-term unsecured senior notes generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity with $23.7 million maturing in 2008 and $77.1 million maturing in 2029. The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

Mortgages Payable

      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see — Scheduled Debt Maturities). A

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary of mortgages payable outstanding for the years ending December 31, 2003 and December 31, 2002 follows (dollar amounts in thousands):

		Principal Balance(2)
		at December 31,
	Effective
	Interest Rate(1)	2003	2002

Fannie Mae secured debt(3)	6.56%	$538,106	$540,364
Freddie Mac secured line of credit	2.74%	21,705	71,110
Conventional fixed rate	6.33%	973,171	1,137,548
Tax-exempt fixed rate	n/a	—	7,035
Tax-exempt floating rate	1.83%	317,351	337,352
Construction Loans	4.19%	56,129	63,738
Other	3.85%	21,163	22,850

Total/average mortgage debt	5.57%	$1,927,625	$2,179,997

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable, as of December 31, 2003.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $58.5 million and $69.7 million at December 31, 2003 and 2002, respectively.

(3)	Represents a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae’s approval.

      The change in mortgages payable during 2003 and 2002 consisted of the following (in thousands):

	2003	2002

Balance at January 1	$2,179,997	$2,454,508
Issuance of new mortgages(1)	76,017	247,797
Mortgage assumptions related to property acquisitions	55,362	205,542
Regularly scheduled principal amortization	(11,934)	(11,760)
Prepayments, final maturities and other	(371,817)	(716,090)

Balance at December 31	$1,927,625	$2,179,997

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Represents proceeds from mortgages originated by Ameriton.

Scheduled Debt Maturities

      Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

	Long Term Unsecured Debt		Mortgages Payable

	Regularly		Regularly
	Scheduled	Final	Scheduled	Final
	Principal	Maturities	Principal	Maturities
	Amortization	and Other	Amortization	and Other	Total

2004	$31,250	$20,000	$13,093	$49,179	$113,522
2005	31,250	220,000	14,119	54,575	319,944
2006	31,250	20,000	13,273	291,119	355,642
2007	31,250	355,000	14,575	114,487	515,312
2008	31,250	303,711	16,142	110,290	461,393
Thereafter(1)	399,917	397,087	185,945	1,050,828	2,033,777

Total	$556,167	$1,315,798	$257,147	$1,670,478	$3,799,590

(1)	The average annual principal payments due from 2009 to 2023 are $123.7 million per year.

Other

      The book value of total assets pledged as collateral for mortgage loans and other obligations at December 31, 2003 and 2002 is $3.8 billion and $3.8 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2003. See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.

(7)	Distributions to Unitholders

      The payment of distributions is subject to the discretion of the Archstone-Smith Board and is dependent upon our strategy, financial condition and operating results. In December 2003, we announced an anticipated increase in the annual distribution from $1.71 to $1.72 per Common Unit.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the cash distributions paid per unit on Common Units and Preferred Units during 2003, 2002 and 2001:

	2003	2002	2001

Common Units and A-1 Units	$1.71	$1.70	$1.64
Series A Preferred Units(1)	2.11	2.29	2.21
Series B Preferred Units(2)	—	—	0.79
Series C Preferred Units(3)	—	1.38	2.16
Series D Preferred Units	2.19	2.19	2.19
Series E Preferred Units(4)	2.09	0.70	—
Series F Preferred Units(4)	2.03	0.68	—
Series G Preferred Units(4)	2.16	0.72	—
Series H Preferred Units(5),(6)	1.27	3.36	—
Series I Preferred Units(5),(7)	7,660.00	7,660.00	—
Series J Preferred Units(5)	—	1.71	—
Series K Preferred Units(5)	3.38	3.36	—
Series L Preferred Units(5)	3.38	3.36	—

(1)	The Series A Preferred Units were called for redemption during the fourth quarter of 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(2)	All of the outstanding Series B Preferred Units were redeemed on May 7, 2001.

(3)	The Series C Preferred Units were redeemed at liquidation value, plus accrued and unpaid distributions, on August 20, 2002.

(4)	In August 2002, all DownREIT Perpetual Preferred Unites were converted into Operating Trust Perpetual Preferred Units.

(5)	Series H, I, J, K and L did not exist before the Smith Merger.

(6)	The Series H Preferred Units were converted into Common Units on May 15, 2003.

(7)	The Series I Preferred Units have a par value of $100,000.

(8)	The Series J Preferred Units were converted into Common Units on July 13, 2002.

(8)	Unitholders’ Equity

A-1 Common Units

      In connection with the Smith Merger, the Operating Trust issued approximately 25.5 million A-1 Common Units to former Smith Partnership unitholders. These units are redeemable at the option of the A-1 Common Unitholders. The Operating Trust must redeem the A-1 Common Units with cash or Archstone-Smith has the option to redeem the A-1 Common Units with Common Shares. The A-1 Common Unitholders’ aggregate interest in the Operating Trust was approximately 11.5% at December 31, 2003.

      During 2003, we issued 1,955,908 Common Units in exchange for real estate. In 2002, we issued 339,727 Class B Common Units as partial consideration for a real estate acquisition. In April 2002, Archstone-Smith issued 149,319 unregistered Common Shares in exchange for 149,319 Class B Common Units previously issued. In August 2002, we converted 870,523 of DownREIT operating units into A-1 Common Units in connection with the merger with our DownREIT Operating Partnerships.

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

Preferred Unit Redemption and Conversions

      The Series A Preferred Units were called for redemption during the fourth quarter of 2003. Of the 2.9 million Series A Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed. During May 2003, the Series H Preferred Shares were converted into Common Units. In August 2002, we redeemed Series C Preferred Units at liquidation value, plus accrued and unpaid distributions for a total of $49.7 million. In July 2002, the Series J Preferred Units were converted to Common Units.

Common Unit Repurchase

      In 2003, we repurchased 614,100 Common Units for an average price of $21.38 per unit. In 2002, we repurchased 668,900 Common Units for an average price of $22.97 per unit.

Preferred Units

      A summary of our Convertible Preferred Units outstanding at December 31, 2003 and 2002, including their significant rights, preferences, and privileges follows:

				Annual
				Dividend	December 31,
	Redemption	Conversion	Liquidation	Rate Per
Description	Date	Ratio	Value	Unit	2003	2002

					(Amounts in
					thousands)
Series A Preferred Units; 2,926,835 Units issued and outstanding at December 31, 2002(1)	—	—	—	$—	$—	$73,171
Series H Preferred Units; 2,640,325 Units issued and outstanding at December 31, 2002(2)	—	—	—	—	—	71,500
Series K Preferred Units; 666,667 Units issued and outstanding at December 31, 2003 and December 31, 2002(3)(4)	10/01/04	1.975	37.50	3.38	25,000	25,000
Series L Preferred Units; 641,026 Units issued and outstanding at December 31, 2003 and December 31, 2002(3)(4)	11/05/05	1.975	39.00	3.38	25,000	25,000

					$50,000	$194,671

(1)	The Series A Preferred Units were called for redemption during the fourth quarter of 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(2)	The Series H Preferred Units were converted into Common Units on May 15, 2003.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The distribution is calculated as the higher of the annual distribution rate per unit, or the distribution on Common Units as if converted. The distribution reflected here is the actual distribution that would be paid based on the current Common Unit distribution.

(4)	Series K and L Preferred Units may be redeemed for cash at our option, in whole or in part, at the redemption price equal to the liquidation value plus accrued distributions. Additionally, Series K and L unitholders have the right to convert into Common Units at their discretion.

      A summary of our Perpetual Preferred Units outstanding at December 31, 2003 and 2002, including their significant rights, preferences, and privileges follows:

			Annual	December 31,
	Redemption	Liquidation	Dividend Rate
Description	Date(1)	Value	Per Unit	2003	2002

				(Amounts in
				Thousands)
Series D Preferred Units; 1,957,606 and 1,974,806 units issued and outstanding at December 31, 2003 and 2002, respectively(1)	08/06/04	25.00	$2.19	$48,940	$49,370
Series E Preferred Units; 1,120,000 units issued and outstanding at December 31, 2003 and 2002, respectively(2)	08/13/04	25.00	2.09	27,123	27,123
Series F Preferred Units; 800,000 units issued and outstanding at December 31, 2003 and 2002, respectively(2)	09/27/04	25.00	2.03	19,464	19,464
Series G Preferred Units; 600,000 units issued and outstanding at December 31, 2003 and 2002, respectively(2)	03/03/05	25.00	2.16	14,593	14,593
Series I Preferred Units; 500 units issued and outstanding at December 31, 2003 and 2002, respectively(1)	02/01/28	100,000	7,660	50,000	50,000

				$160,120	$160,550

(1)	Series D and I Preferred Units may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid dividends, if any, on or after the redemption dates indicated.

(2)	In August 2002, 3,000,000 DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units.

      The holders of our Preferred Units do not have preemptive rights over the holders of Common Units, but have limited voting rights under certain circumstances. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements and we are not obligated to redeem or retire the units. Holders of the Preferred Units are entitled to receive cumulative preferential cash distributions, when and as declared and authorized by the Board, out of funds legally available for the payment of distributions. All Preferred Unit distributions are cumulative from date of original issue and all series of Preferred Units rank equally as to distributions and liquidation proceeds. All dividends due and payable on Preferred Units have been accrued and paid as of the end of each fiscal year.

      If six quarterly dividends payable (whether or not consecutive) on any series or class of Preferred Units that are of equal rank with respect to distributions and any distribution of assets, shall not be paid in full, the number of Archstone-Smith Trustees shall be increased by two and the holders of all such Preferred Units voting as a class regardless of series or class, shall be entitled to elect the two additional trustees. Whenever all distributions in arrears have been paid, the right to elect the two additional trustees shall cease and the terms of such trustees shall terminate.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Reinvestment and Share Purchase Plan

      Archstone-Smith’s dividend reinvestment and share purchase plan was designed and implemented to increase ownership in the company by private investors. Under the plan, holders of Archstone-Smith Common Shares and Operating Trust A-1 Common Units have the ability to automatically reinvest their cash dividends and distributions to purchase additional Common Shares. In October 2003, we announced that shares issued under the Dividend Reinvestment and Share Purchase Plan would be acquired through open market purchases or in negotiated transactions with third parties pursuant to the automatic reinvestment of dividends or pursuant to optional cash payments under the plan. As a result, Common Shares acquired by investors under the plan are not currently entitled to a discount.

(9)	Benefit Plans

      Our long-term incentive plan was approved in 1997, and was modified in connection with the Smith Merger. There have been four types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) restricted Common Share unit awards with a DEU feature; and (iv) employee unit purchase program with matching options without the DEU feature, granted only in 1997 and 1998.

      No more than 20,000,000 share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 1,000,000 share or option awards in any one-year period. The plan has a 10-year term. As of December 31, 2003, Archstone-Smith had 8,840,740 shares available for future grants. No annual option awards were made in 2003, as option awards for 2003 were approved and granted in January 2004. Beginning in 2004, the Board voted to eliminate regular option awards to officers with the title of Senior Vice President or above.

Share Options and Trustee Options

      The exercise price of each employee option granted is equal to the fair market value at the close of business on the day immediately preceding the date of grant. The options awarded through mid-2001 generally vest at a rate of 25% per year; options granted after mid-2001 generally vest at the rate of 33 1/3% a year.

      Additionally, Archstone-Smith has authorized 400,000 Common Shares for issuance to their outside trustees under the equity plan for outside trustees. The exercise price of outside trustee options is equal to the average of the high and low prices on the date of grant. All options granted to outside trustees before 1999 have been exercised or cancelled. The options issued to outside trustees between 1999 and 2001 have a DEU feature, a 10-year term and vest over a four-year period. Beginning in 2002 options are no longer issued to outside trustees.

      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. The company financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. Loans made to employees in connection with the employee share purchase plan are recourse loans and the associated receivable is recorded as a reduction of shareholders’/unitholders’ equity. As of December 31, 2003, the aggregate outstanding balances on these notes were approximately $1.1 million.

      In an effort to eliminate all employee loans, Archstone-Smith made an offer to the remaining participants of this plan to repurchase their Common Shares as of December 27, 2002, using the closing price of Archstone-Smith Common Shares on that date. The proceeds of the repurchase were used to pay off the outstanding loan balance, with any excess going to the participant. In addition, the participant received one fully vested and exercisable option for each share that was repurchased, with a term not to exceed the remaining term on the promissory note for the outstanding loan. A total of 81,685 Common Shares were repurchased for a total of $1.9 million. The fully vested stock options issued in connection with the repurchase

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of outstanding common shares were accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Additionally, no stock-based employee compensation expense is reflected in the Consolidated Statement of Earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant and would not be considered a replacement award.

      A summary of all options outstanding at December 31, 2003 follows:

		Exercise Prices			Weighted-Average
	Number of				Remaining
	Options	Range	Average	Expiration Date	Contractual Life

Matching options under the 1997 employee share purchase program	485,202	$21.19-$22.44	$22.19	2007-2008	3.71 years
Options with DEUs	969,212	19.00- 22.94	20.51	2007-2009	5.05 years
Options without DEUs	3,853,064	21.91- 28.86	24.77	2007-2013	8.04 years
Outside Trustees	71,250	22.56- 23.95	23.06	2009-2011	6.43 years
Exchanged options	1,009,014	15.07- 23.18	19.99	2007-2011	6.22 years

Total	6,387,742	$15.07-$28.86	$23.15

      A summary of the status of Archstone-Smith Trust’s option plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates is presented below:

		Weighted	Number of
	Number of	Average	Options
	Options	Exercise Price	Exercisable

Balance/ Average at December 31, 2000	4,153,213	$22.29	1,182,120

Granted	1,236,560	26.30
Smith Merger replacement options	3,338,220	18.41
Exercised	(404,254)	26.02
Forfeited	(216,111)	22.42

Balance/ Average at December 31, 2001	8,107,628	$21.33	5,131,390

Granted	2,680,143	24.15
Exercised	(1,210,890)	26.28
Forfeited	(340,519)	23.94

Balance/ Average at December 31, 2002	9,236,362	$22.44	5,314,210

Granted	15,823	22.42
Exercised	(2,101,605)	19.58
Forfeited	(762,838)	24.38

Balance/ Average at December 31, 2003	6,387,742	$23.15	4,546,725

Restricted Share Unit Awards

      Restricted Share Unit awards are granted at the market value of the underlying Common Shares on the date of grant. To compute the total compensation expense to be recognized, the fair value of each share on the grant date is multiplied by the number of shares granted. We then recognize this stock-based employee compensation expense over the vesting period, which ranges from two to five years. The total expense

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in connection with these awards, including the DEUs for the years ending December 31, 2003, December 31, 2002 and December 31, 2001 was $5.6 million, $4.6 million, and $4.2 million, respectively.

      There were no RSU grants awarded under the Long-Term Incentive Plan in 2003. Instead, 2003 RSUs were approved and granted in January 2004. During 2002 and 2001 Archstone-Smith awarded 341,048 and 168,066 RSUs with a DEU feature, respectively, to certain employees under the long-term incentive plan, of which 88,366 have been forfeited. Twelve thousand RSUs with a DEU feature were awarded to trustees under the equity plan for outside trustees, none of which has been forfeited. Each RSU provides the holder with one Common Share upon settlement. The RSUs and related DEU feature vest at 20%-50% per year over a two to five-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

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

      As of December 31, 2003, there were a total of 246,964 DEUs outstanding awarded to 85 holders of options and RSUs. The outstanding DEUs were valued at $6.9 million on December 31, 2003 based upon market price of the Common Shares on that date. We recognize the value of the DEUs awarded as compensation expense over the vesting period. The matching options granted in connection with the 1997 employee purchase program and all of the employee options granted after 1999 (including the converted Smith Residential options) do not have a DEU feature.

401(k) Plan and Nonqualified Deferred Compensation Plan

      In December 1997, the Archstone-Smith Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees’ annual contribution. Contributions by employees to the 401(k) plan are subject to federal limitations of $12,000 during 2003. The matching employer contributions are made in Common Shares, which vest between years of service at 20% per year. The Smith Residential nonqualified deferred compensation plan and the outside trustees deferred fee plan were merged into our existing nonqualified savings plan to form a new on-going nonqualified deferred compensation plan on January 1, 2002. Generally, the deferred compensation plan permits only deferrals of compensation by eligible employees and non-employee trustees. No employer contributions are currently being made to that plan. Amounts deferred under the deferred compensation plan are invested among a variety of investments as directed by the participants, and are generally deferred until termination of employment or service as a trustee.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferral of Fees by Non-Employee Trustees

      Pursuant to the terms of the nonqualified deferred compensation plan, each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees accrue in the form of phantom shares equal to the number of Common Shares that could have been purchased on the date the fee was credited. Dividends are calculated on the phantom shares and additional phantom shares are credited. Distribution of phantom shares may be deferred to a later date. Upon settlement, phantom shares convert into Common Shares on a 1-to-1 basis. Alternatively, the Trustee can elect to have his or her fees deferred and invested in one or more of the investment funds that are otherwise available under the deferred compensation plan. Upon settlement such investments are paid out in cash.

(10)	Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

      At December 31, 2003 and 2002, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balance at December 31, 2003		Balance at December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Borrowings:
Unsecured credit facilities	$103,790	$103,790	$365,578	$365,578
Long-Term Unsecured Debt	1,871,695	2,043,289	1,776,103	1,969,102
Mortgages payable	1,927,625	2,032,872	2,179,997	2,059,081
Interest rate contracts:
Interest rate swaps	$2,765	$2,765	$(1,235)	$(1,235)
Interest rate caps	—	—	3	3
Forward Contracts:
Forward sales agreements	$250	$250	$—	$—

      All publicly traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. As of December 31, 2003 and 2002, our investments in publicly traded equity securities included in other assets were $144.7 million and $85.2 million, respectively. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment. During 2001, we concluded that our investments in private service and technology companies were impaired due to the investees’ financial position. Since the decline was other than temporary, we recorded a $12.2 million provision for possible loss on investments during the year ended December 31, 2001.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During the 3rd quarter of 2003, we entered into a forward sale agreement with a notional amount, which represents the fair value of the underlying marketable securities, of approximately $46.8 million. In the 4th quarter of 2003, we entered into two additional forward sale agreements with a notional amount of approximately $81.7 million. The forward sales agreements fair value at December 31, 2003 and 2002 were $250,000 and $0, respectively. The sale of certain marketable securities in accordance with forward sale contracts is expected to result in realized gains of approximately $22.0 million in 2004.

Derivatives and Hedging Activities

      We adopted SFAS No. 133/138, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. This accounting standard requires companies to carry all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. We use only qualifying hedges that are designated specifically to reduce borrowing costs. This is typically accomplished using interest rate swaps, interest rate caps or by locking in rates on anticipated debt issuances.

      Upon adoption of SFAS No. 133/138, on January 1, 2001 we recorded a net transition loss of $205,000 in other expense and a net transition unrealized gain of $3.8 million in other comprehensive income, related to the cumulative effect of an accounting change. During the years ended December 31, 2003, 2002 and 2001 we recorded a net charge of $(100,665), $311,868 and $19,000, respectively, to interest expense relating to an interest rate swap designated as a cash flow hedge that was more than 100% effective at offsetting interest rates on the underlying hedged debt. As a matter of policy, we pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We adopted this Statement for contracts or hedging relationships entered into or modified after June 30, 2003. Its purpose is to provide more consistent application and clarification of SFAS 133.

      The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments, as of December 31, 2003 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated Fair
	Amount	Date Range	Value

Cash flow hedges:
Interest rate caps	$34,508	2005	$—
Interest rate swaps	150,000	2006	(9,819)

Total cash flow hedges	$184,508	2005-2006	$(9,819)

Fair value hedges:
Interest rate swaps	$104,005	2006-2008	$8,822
Total rate of return swaps	69,756	2004-2007	3,762
Forward sales agreement	128,500	2004	250

Total fair value hedges	$302,261	2004-2008	$12,834

Total hedges	$486,769	2004-2008	$3,015

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Selected Quarterly Financial Data

      Selected quarterly financial data (in thousands, except per unit amounts) for 2003 and 2002 is summarized below. The sum of the quarterly earnings per Common Unit amounts may not equal the annual earnings per Common Unit amounts due primarily to changes in the number of Common Units outstanding from quarter to quarter.

	(Unaudited)
	Three Months Ended
					Year Ended
	3-31(1)	6-30(1)	9-30(1)	12-31(1)	12-31(1)

2003:
Total revenues	$221,250	$221,924	$226,398	$230,803	$900,375

Earnings from operations	39,322	16,050	24,730	28,160	108,262
Gains on dispositions of depreciated real estate, net(2)	—	—	—	—	—
Income from unconsolidated entities	455	(1,161)	1,714	4,737	5,745
Less minority interest:
Perpetual Preferred Units	—	—	—	—	—
Convertible operating partnership units	—	—	—	—	—
Plus net earnings from discontinued operations	58,010	59,595	151,273	111,306	380,184
Less Preferred Unit distributions	8,358	7,251	6,128	4,416	26,153

Net earnings attributable to Common Units — Basic	$89,429	$67,233	$171,589	$139,787	$468,038

Net earnings per Common Unit:(3)
Basic	$0.43	$0.32	$0.80	$0.64	$2.20

Diluted	$0.43	$0.32	$0.79	$0.63	$2.18

2002:
Total revenues	$211,844	$215,065	$216,325	$218,523	$861,757

Earnings from operations	48,353	42,045	28,983	8,238	127,619
Gains on dispositions of depreciated real estate, net(2)	2,231	22,212	3,500	8,007	35,950
Income from unconsolidated entities	3,603	8,078	3,748	38,173	53,602
Less minority interest:
Perpetual preferred units	1,567	1,567	1,095	—	4,229
Convertible operating partnership units	370	370	246	—	986
Plus net earnings from discontinued operations	14,128	23,900	36,732	70,009	144,769
Less Preferred Unit distributions	8,759	8,681	7,702	9,167	34,309

Net earnings attributable to Common Units — Basic	$57,619	$85,617	$63,920	$115,260	$322,416

Net earnings per Common Unit:(3)
Basic	$0.29	$0.43	$0.31	$0.56	$1.59

Diluted	$0.29	$0.42	$0.31	$0.56	$1.58

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(2)	Excludes gains on properties included in net earnings from discontinued operations.

(3)	Due to rounding, the sum of the quarterly per unit amounts do not equal the year-to-date totals.

(12)	Segment Data

      We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. Additionally, we believe that same store sales disclosure of the portfolio of communities fully operating in both periods is a meaningful way to assess our operating results. We rely primarily on NOI for purposes of making decisions about allocating resources and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance.

      Following are reconciliations of each reportable segment’s (i) revenues to consolidated revenues; (ii) Net Operating Income to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Years Ended December 31,

	2003	2002	2001

Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$430,002	$364,021	$316,933
High-rise properties	339,084	309,616	51,938
Non Same-Store:
Garden communities	96,141	140,622	168,085
High-rise properties	12,550	31,515	2,979

Other non-reportable operating segment revenues	3,264	6,521	4,128

Total segment and consolidated revenues	$881,041	$852,295	$544,063

	Years Ended December 31,

	2003	2002	2001

Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$291,573	$246,743	$216,157
High-rise properties	201,657	190,729	33,056
Non Same-Store:
Garden communities	58,996	91,248	111,831
High-rise properties	6,521	16,779	2,020

Other non-reportable operating segment NOI	2,613	2,871	3,584

Total segment NOI	561,360	548,370	366,648

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2003	2002	2001

Reconciling items:
Other income	19,334	9,462	11,905
Depreciation on real estate investments	(187,677)	(167,029)	(102,477)
Interest expense	(186,832)	(190,005)	(88,081)
General and administrative expenses	(49,838)	(45,710)	(27,434)
Provision for possible loss on investments	—	—	(14,927)
Other expenses	(48,085)	(27,469)	(15,564)

Consolidated earnings from operations	$108,262	$127,619	$130,070

	Years Ended December 31,

	2003	2002

Reportable operating communities segment assets:
Same-Store:
Garden communities	$3,586,989	$3,508,051
High-rise properties	2,466,129	2,432,925
Non same-Store:
Garden communities	1,195,470	1,669,614
High-rise properties	1,072,039	1,067,975
Other non-reportable operating segment assets	29,571	40,315

Total segment assets	8,350,198	8,718,880

Reconciling items:
Investment in and advances to unconsolidated entities	86,367	116,594
Cash and cash equivalents	5,230	12,846
Restricted cash in tax-deferred exchange escrow	180,920	—
Other assets	298,980	247,706

Consolidated total assets	$8,921,695	$9,096,026

      Total capital expenditures for garden communities were $42.5 million and $58.0 million for the years ended December 31, 2003 and 2002, respectively. Total capital expenditures for high-rise properties were $86.3 million and $136.3 million for the years ended December 31, 2003 and 2002, respectively.

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

      As a partnership, we make distributions to our partners and allocate our taxable income to our partners. The major portion of distributions and income are paid/ allocated to Archstone-Smith Trust with the remainder paid/ allocated to third party unitholders.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles net earnings to taxable income subject to dividend distribution requirement for the years ended December 31(in thousands):

	For the Year Ended December 31,

	2003	2002	2001

	(estimated)
GAAP net earnings	$494,191	$356,725	$265,574
Book to tax differences:
Gain on sale of CES(1)	—	(43,623)	—
Depreciation and amortization(2)	(1,513)	(22,348)	(5,722)
Gain or loss from capital transactions(3)	(124,390)	(25,685)	23,109
Deferred compensation and gain contingencies	859	17,323	—
Merger expenses	—	—	(21,673)
Other, net	11,704	3,400	3,991

Taxable income, including capital gains	$380,851	$285,792	$265,279

(1)	In December 2002, CES was sold to a third party. See Note 2 for details.

(2)	In January 1999, we began using accelerated depreciable lives for tax purposes. This change resulted in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This was partially offset by the Smith Merger in 2001 as GAAP depreciation expense for the Smith assets was based on fair value and tax depreciation was based on a lower historical tax basis.

      Distributions have been made as follows:

	For the Year Ended December 31,

	2003	2002	2001

Distributions to Archstone-Smith Trust	$340,819	$334,316	$240,073
Distributions to unitholders	47,489	45,165	10,460

Total Distributions	$388,308	$379,481	$250,533

      All distributions made to Archstone-Smith were subsequently paid to its shareholders.

      The following table summarizes the taxability of our dividends for the past three years:

	For the Year Ended December 31,

	2003	2002	2001

Ordinary income	45.0%	78.0%	54.0%
Capital gains(1)	55.0%	22.0%	46.0%

	100.0%	100.0%	100.0%

(1)	Includes 6.2%, 22.0% and 13.0% of unrecaptured section 1250 gains in 2002, 2001, and 2000, respectively.

      As a taxable REIT subsidiary, Ameriton is subject to state and federal income taxes. Income tax expense, which has been included in other expense was $15.9 million, $12.4 million and $7.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The primary difference between income taxes attributable to income from continuing operations and the amount computed by applying the U.S. federal income tax rate of 35% to pretax income was state income taxes. Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income tax purposes. Ameriton’s deferred tax assets and liabilities

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily relate to the deductibility of depreciation expense and deferred compensation accruals for income tax purposes.

(14)	Commitments and Contingencies

Commitments

      At December 31, 2003 we had seven non-cancelable ground leases for certain apartment communities and buildings that expire between 2050 and 2095. Each ground lease generally provides for a fixed annual rental payment plus additional rental payments based on the properties operating results. Additionally, we lease certain office space under non-cancellable operating leases with fixed annual rental payments.

      The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2003 (in thousands):

2004	$3,178
2005	3,179
2006	3,180
2007	3,181
2008	3,183
Thereafter (2009-2096)	193,241

Total	$209,142

      See Note 3 for real estate related commitments.

Guarantees and Indemnifications

      We have extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of December 31, 2003, $2.7 million of these performance bond guarantees were still outstanding, based upon information provided by these companies. The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

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

      Except as noted above, we do not guarantee third-party debt incurred by our unconsolidated investees. Occasionally, the investees are required to guarantee their mortgages. However, such guarantees are fully non-recourse to the Operating Trust or to Archstone-Smith. All off-balance sheet contingent liabilities and all third-party debt incurred by our unconsolidated investees are fully non-recourse to us. As such, the extent of our exposure to financial losses is limited solely to our investment in each of the unconsolidated investees. See Note 5 for a summary of our investments in and advances to unconsolidated entities.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the Smith Merger, we are required to indemnify the former Smith Partnership unitholders for any personal income tax expense resulting from the sale of high-rise properties identified in the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod.

Litigation and Contingencies

      During 2002, we accrued or incurred a liability for $30.8 million relating to moisture infiltration and resulting mold issues at Harbour House, a high-rise property in Southeast Florida that became subject to litigation in the third quarter of 2002. Of this amount, $11.3 million represents amounts expensed for the estimated cost of repairing or replacing residents’ property, temporary resident relocation expenses and incurred legal fees. The remaining $19.5 million represents costs capitalized in accordance with GAAP pertaining to remediation and capital improvements to the building.

      During 2003, we recorded additional costs of $30.7 million for moisture infiltration and resulting mold at Harbour House. Of this amount, $25.7 million represents amounts expensed for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the settlement agreement, additional resident property repair and replacement costs and temporary resident relocation expenses. The estimated settlement accrual is inclusive of all pending legal claims at this property other than for those individuals who have opted out of the settlement and are pursuing or may pursue individual claims. The remaining $5.0 million pertains to an increase in our accrual estimate for capitalized costs associated with remediation and capital improvements. As of December 31, 2003, total cash payments related to moisture infiltration and mold remediation at this property were $45.1 million. We anticipate incurring the remaining $16.4 million over the next six to twelve months.

      The Harbour House accrual represents management’s best estimate of the probable and reasonably estimable costs and is based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. Not all plaintiffs have accepted the court-approved settlement, which could result in further court proceedings and potential legal fees and damages not contemplated in our current accrual. It is not possible to predict the likelihood of claims by individuals who have opted out of the settlement, nor is it reasonably possible to estimate the amount of any potential loss related to these claims.

      We are also party to alleged moisture infiltration and resulting mold lawsuits at other apartment properties. We believe these suits are without merit, nonetheless, in certain instances we have negotiated a settlement with certain of the plaintiffs in an effort to expedite the resolution of their claims and avoid potentially protracted litigation and associated attorney’s fees. During 2003 we expensed approximately $10.4 million for estimated and incurred legal fees associated with known and anticipated costs for Archstone-Smith’s counsel and plaintiffs’ counsel, as well as estimated settlement costs based upon the status of discussions, additional resident property repair and replacement costs and temporary resident relocation expenses pertaining to these claims. These estimates represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as better information becomes available. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims. We have not accrued for renovation and equipment upgrades at these properties, as these costs are part of our previously existing and ongoing plans and not a result of the legal claims. Accordingly, we will capitalize or expense costs associated with these issues as they are incurred, in accordance with GAAP.

      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. As of December 31, 2003, we have received approximately $1.6 million of initial insurance recoveries pertaining to moisture infiltration and resulting mold claims. We are still in discussions with our insurance providers and therefore no estimate for future insurance recoveries has been recorded. In addition, we are

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

      We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

(15)	Supplemental Cash Flow Information

      Significant non-cash investing and financing activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

•	Issued $14.2 million and $8.7 million of Class B Common Units as partial consideration for property acquired during 2003 and 2002, respectively;

•	Issued $33.4 million of A-1 Common Units in exchange for real estate during 2003;

•	Converted $71.5 million Series H Preferred Units into Common Units during 2003;

•	Redeemed $25.5 million and $41.7 million A-1 Common Units for Common Units during 2003 and 2002, respectively;

•	Converted $25 million Series J Preferred Shares into Common Units during 2002;

•	Recorded an accrual related to moisture infiltration and resulting mold remediation for $11.3 million at one of our high-rise properties in Southeast Florida during 2002;

•	Assumed mortgage debt of $55.4 million, $195.6 million and $167.3 million (excluding mortgage debt assumed in the Smith Merger) during 2003, 2002 and 2001, respectively, in connection with the acquisition of apartment communities;

•	Holders of Series A Preferred Units converted $71.9 million, $5.7 million and $3.8 million of their units into Common Units during 2003, 2002 and 2001, respectively;

•	Entered into joint venture transactions formed through our contribution of apartment communities and land in exchange for cash and an ownership interest in each of the ventures with an aggregate carrying value of $5.0 million during the year ended December 31, 2001.

INDEPENDENT AUDITORS’ REPORT

The Trustee and Unitholders

Archstone-Smith Operating Trust:

      Under date of February 9, 2004, we reported on the consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of Archstone-Smith Operating Trust’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule as listed in the accompanying index, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, Archstone-Smith Operating Trust adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised). As a result, the accompanying consolidated financial statements, referred to above, have been restated to reflect the consolidated financial position and results of operations of Archstone-Smith Operating Trust and certain previously unconsolidated entities in accordance with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado

February 9, 2004

ARCHSTONE-SMITH OPERATING TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003
(Dollar amounts in thousands)

			Initial Cost to
			Archstone-Smith Trust		Costs
					Capitalized
		Encum-		Buildings &	Subsequent to
	Units	brances	Land	Improvements	Acquisition

Apartment Communities:
Garden Communities:
Albuquerque, New Mexico	664	—	6,317	7,624	28,433
Atlanta, Georgia	3,327	43,549	41,973	165,508	82,170
Austin, Texas	1,446	10,979	6,828	26,791	55,324
Boston, Massachusetts	1,606	62,246	75,201	50,514	136,786
Chicago, Illinois	1,313	42,748	85,603	50,544	7,534
Dallas, Texas	1,282	—	7,231	34,861	25,070
Denver, Colorado	1,949	8,500	17,477	46,104	102,513
Houston, Texas	2,024	38,819	20,298	34,045	64,495
Inland Empire, California	1,594	16,811	12,663	71,769	12,469
Greater NYC Metropolitan Area	160	—	5,775	1,225	29,390
Los Angeles, California	2,982	102,876	172,665	131,612	246,274
Orange County, California	1,647	77,427	25,612	46,136	108,020
Orlando, Florida	312	—	3,110	17,620	892
Phoenix, Arizona	1,709	26,830	20,231	3,215	94,644
Portland, Oregon	576	—	3,520	—	34,175
Raleigh, North Carolina	1,324	13,712	13,499	76,490	6,741
San Antonio, Texas	224	—	1,644	—	11,182
San Diego, California	3,406	61,628	55,215	136,874	157,008
San Francisco, California	5,819	81,969	186,172	326,826	257,361
Seattle, Washington	2,808	28,354	33,195	99,046	102,532
Southeast, Florida	1,566	10,938	39,169	118,942	5,128
Ventura County, California	1,251	—	11,623	52,832	58,625
Greater Washington, D.C. Metropolitan Area	9,739	229,211	256,353	583,057	380,915
West Coast, Florida	746	—	5,430	30,765	7,826

Garden Communities Total	49,474	856,597	1,106,804	2,112,400	2,015,507

High-Rise Properties:
Boston, Massachusetts	1,113	62,408	41,345	121,883	41,221
Chicago, Illinois	3,516	131,996	138,162	406,868	80,247
Southeast Florida	4,824	80,783	178,362	231,776	157,064
Greater NYC Metropolitan Area	902	124,198	72,340	154,735	17,577
Greater Washington, D.C. Metropolitan Area	11,537	671,643	532,997	1,133,630	301,804

High-Rise Properties Total	21,892	1,071,028	963,206	2,048,892	597,913

Total Apartment Communities- Operating and Under Construction	71,366	1,927,625	2,070,010	4,161,292	2,613,420

Other:
Development communities In Planning and Owned	3,368
Hotel, retail and other assets
Total real estate assets	74,734

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which
	Carried at Year End

		Buildings &		Accumulated	Construction	Year
	Land	Improvements	Totals	Depreciation	Year	Acquired

Apartment Communities:
Garden Communities:
Albuquerque, New Mexico	8,183	34,191	42,374	(10,635)	1981-1996	1991-1996
Atlanta, Georgia	50,966	238,685	289,651	(40,447)	1978-2003	1998-2001
Austin, Texas	15,124	73,819	88,943	(11,311)	1979-1996	1993
Boston, Massachusetts	47,245	215,256	262,501	(21,264)	1975-2002	1999-2003
Chicago, Illinois	26,691	116,990	143,681	(17,421)	1968-1988	1999-2001
Dallas, Texas	10,194	56,968	67,162	(14,795)	1983-1998	1993-1998
Denver, Colorado	19,605	146,489	166,094	(20,034)	1981-2002	1992-2001
Houston, Texas	15,057	103,781	118,838	(16,287)	1972-1996	1994-1996
Inland Empire, California	14,417	82,484	96,901	(17,117)	1985-1990	1995-1997
Greater NYC Metropolitan Area	6,312	30,078	36,390	(1,111)	2001-2002	2000
Los Angeles, California	99,081	451,470	550,551	(13,336)	1985-2002	1998-2003
Orange County, California	26,276	153,492	179,768	(22,709)	1986-2002	1996-1999
Orlando, Florida	3,703	17,919	21,622	(3,847)	1988	1998
Phoenix, Arizona	21,700	96,390	118,090	(11,218)	1980-2001	1993-1997
Portland, Oregon	9,528	28,167	37,695	(6,706)	1985-1998	1995-1996
Raleigh, North Carolina	14,641	82,089	96,730	(18,935)	1985-1999	1998
San Antonio, Texas	3,718	9,108	12,826	(2,773)	1979-1996	1992-1993
San Diego, California	55,389	293,708	349,097	(32,413)	1985-2001	1996-1998
San Francisco, California	139,064	631,295	770,359	(85,040)	1965-2002	1995-2003
Seattle, Washington	41,947	192,826	234,773	(36,712)	1986-2003	1995-1999
Southeast, Florida	43,669	119,570	163,239	(9,704)	1986-2001	1998-2003
Ventura County, California	10,207	112,873	123,080	(10,901)	1985-2002	1997-1999
Greater Washington, D.C. Metropolitan Area	282,944	937,381	1,220,325	(57,257)	1941-2002	1998-2003
West Coast, Florida	5,661	38,360	44,021	(8,207)	1982-1988	1998

Garden Communities Total	971,322	4,263,389	5,234,711	(490,180)

High-Rise Properties:
Boston, Massachusetts	41,709	162,740	204,449	(8,365)	1986-1998	2001
Chicago, Illinois	89,557	535,720	625,277	(30,311)	1969-2003	2001
Southeast Florida	184,020	383,182	567,202	(20,604)	1964-2000	2001
Greater NYC Metropolitan Area	69,110	175,542	244,652	(6,351)		2002
Greater Washington, D.C. Metropolitan Area	582,621	1,385,810	1,968,431	(87,196)	1923-2002	2001

High-Rise Properties Total	967,017	2,642,994	3,610,011	(152,827)

Total Apartment Communities- Operating and Under Construction	1,938,339	6,906,383	8,844,722	(643,007)

Other:
Development communities In Planning and Owned			114,236
Hotel, retail and other assets			40,222	(5,975)

Total real estate assets			8,999,180	(648,982)

SCHEDULE III

      The following is a reconciliation of the carrying amount and related accumulated depreciation of our investment in real estate, at cost (in thousands):

	Year Ended December 31,

Carrying Amounts	2003	2002	2001

Balance at January 1	$9,297,735	$8,612,213	$5,313,600

Apartment communities:
Apartment properties acquired in the Smith Merger	—	31,877	3,733,936
Acquisition-related expenditures	573,768	539,652	370,398
Redevelopment expenditures	69,649	152,428	39,176
Recurring capital expenditures	48,960	40,683	20,269
Development expenditures, excluding land acquisitions	91,430	247,044	108,436
Acquisition and improvement of land for development	125,581	107,727	89,506
Dispositions	(1,209,956)	(439,847)	(1,066,451)
Provision for possible loss on investments	(3,714)	(2,611)	(2,710)

Net apartment community activity	$(304,282)	$676,953	$3,292,560

Other:
Disposition of retail asset acquired in the Smith Merger	—	(5,990)	5,976
Change in other real estate assets	5,727	14,559	77

Net other activity	5,727	8,569	6,053

Balance at December 31.	$8,999,180	$9,297,735	$8,612,213

	December 31,

Accumulated Depreciation	2003	2002	2001

Balance at January 1	$578,855	$412,894	$378,451
Depreciation for the year(1)	200,356	206,625	136,867
Accumulated depreciation on real estate dispositions	(130,229)	(40,563)	(102,424)
Other	—	(101)	—

Balance at December 31	$648,982	$578,855	$412,894

(1)	Depreciation is net of $3.0 million for our intangible asset related to the value of leases in place for real estate assets acquired in 2003.

ARCHSTONE-SMITH OPERATING TRUST

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHSTONE-SMITH OPERATING TRUST

BY:	/s/ R. SCOT SELLERS

R. SCOT SELLERS
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ R. SCOT SELLERS R. Scot Sellers		Chief Executive Officer (principal executive officer)	March 5, 2004

/s/ CHARLES E. MUELLER, JR. Charles E. Mueller, Jr.		Executive Vice President and Chief Financial Officer (principal financial officer)	March 5, 2004

/s/ MARK A. SCHUMACHER Mark A. Schumacher		Senior Vice President and Controller (principal accounting officer)	March 5, 2004

ARCHSTONE-SMITH TRUST
By:	/s/ R. SCOT SELLERS Chief Executive Officer	Trustee	March 5, 2004

INDEX TO EXHIBITS

      Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description

3.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on November 1, 2001)
3.2	Amended and Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
4.1	Indenture, dated as of February 1, 1994, between Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Annual Report on Form 10-K for the year ended December 31, 1993)
4.2	First Supplemental Indenture, dated February 2, 1994, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust), Morgan Guaranty Trust Company of New York and State Street Bank and Trust Company, as successor Trustee (incorporated by reference to Exhibit 4.3 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Current Report on Form 8-K dated July 19, 1994)
4.3	Indenture, dated as of August 14, 1997, between Security Capital Atlantic Incorporated and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to Security Capital Atlantic Incorporated’s Registration Statement on Form S-11 (File No. 333-30747))
4.4	Rights Agreement, dated as of December 1, 2003, by and between Archstone-Smith Trust and Mellon Investor Services, LLC, including the form of rights certificate
4.5	Form of Archstone-Smith Trust common share ownership certificate (incorporated by reference to Exhibit 3.3 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.8	Form of Archstone-Smith Trust share certificate for Series D Preferred Shares (incorporated by reference to Exhibit 3.6 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.10	Form of Archstone-Smith Trust share certificate for Series I Preferred Shares (incorporated by reference to Exhibit 3.8 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.12	Form of Archstone-Smith Trust share certificate for Series K Preferred Shares (incorporated by reference to Exhibit 3.10 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.13	Form of Archstone-Smith Trust share certificate for Series L Preferred Shares (incorporated by reference to Exhibit 3.11 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.3 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.2	Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.4 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.3	Amendment to 1996 Share Option Plan for Outside Trustees (incorporated by reference to Exhibit 4.6 to Archstone Communities Trust’s Registration Statement on Form S-8 (File No. 333-60815))

INDEX TO EXHIBITS — (Continued)

Number	Description

10.4	Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.5	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.6	Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.6 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2003)
10.7	Form of Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.8	Credit Agreement, dated December 20, 2000, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and The Chase Manhattan Bank, as administrative agent, and Wells Fargo Bank, N.A., as syndication agent, and Bank of America, N.A., as documentation agent (incorporated by reference to Exhibit 99.4 to Archstone Communities Trust’s Current Report on Form 8-K dated February 16, 2001)
10.9	Agreement and First Amendment, dated as of September 21, 2001, to Credit Agreement, dated as of December 20, 2000, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.2 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.10	Agreement and Second Amendment, dated as of November 1, 2001, to Credit Agreement, dated as of December 20, 2000, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.3 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.11	Parent Agreement, dated as of November 1, 2001, by and among Archstone-Smith Operating Trust and Chase Manhattan Bank, in its capacity as Agent for the lenders under the Credit Agreement, dated as of December 20, 2000, as amended, by and among Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and the financial institutions named therein (incorporated by reference to Exhibit 10.4 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.12	Amended and Restated Credit Agreement, dated as of October 30, 2003, by and among Archstone-Smith Operating Trust, as borrower, and Archstone-Smith Trust as parent, and J.P. Morgan Chase Bank, as administrative agent, and Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Bank One, N.A. and Commerzbank A.G., New York Branch, as documentation agents
10.13	Archstone Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone-Smith Trust’s Registration Statement on Form S-3 (No. 333-44639-01))
10.14	Shareholders’ Agreement, dated as of October 31, 2001, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, Robert H. Smith and Robert P. Kogod (incorporated by reference to Exhibit 10.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.15	Noncompetition Agreement by and among Charles E. Smith Residential Realty, Inc., Charles E. Smith Residential Realty L.P. and Robert P. Kogod and Robert H. Smith (incorporated by reference to Exhibit 10.1 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.16	Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

INDEX TO EXHIBITS — (Continued)

Number	Description

10.17	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty, Inc. (incorporated by reference to Exhibit 10.35 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.18	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.36 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.19	Deed of Trust and Security Agreement between Smith Property Holdings Three L.P. (“Smith Three”) and The Northwestern Mutual Life Insurance Company (“Northwestern”) (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.20	Guarantee of Recourse Obligations by Smith Three and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.3 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.21	Absolute Assignment of Leases and Rents between Smith Three and Northwestern (incorporated by reference to Exhibit 10.4 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.22	Promissory Note of Smith Three to Northwestern (incorporated by reference to Exhibit 10.5 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.23	Purchase Money Deed of Trust and Security Agreement between Smith Property Holdings Three (D.C.) L.P. (“Smith Three D.C.”) and Northwestern (incorporated by reference to Exhibit 10.6 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.24	Guarantee of Recourse Obligations by Smith Three D.C. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.7 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.25	Absolute Assignment of Leases and Rents between Smith Three D.C. and Northwestern (incorporated by reference to Exhibit 10.8 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.26	Purchase Money Promissory Note of Smith Three D.C. to Northwestern (incorporated by reference to Exhibit 10.9 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.27	Supplemental Loan Agreement by and among Smith Property Holdings Two L.P. (“Smith Two”), Smith Property Holdings Two (D.C.) L.P. (“Smith Two D.C.”) and Green Park Financial Limited Partnership (“Green Park”) (incorporated by reference to Exhibit 10.47 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.28	Supplemental Loan Agreement by and among Smith Property Holdings One L.P. (“Smith One D.C.”), Smith Property Holdings One (D.C.) L.P. (“Smith One D.C.”) and GMAC (incorporated by reference to Exhibit 10.13 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.29	Multi-family Note of Smith One to GMAC (incorporated by reference to Exhibit 10.14 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.30	Multi-family Note of Smith One D.C. to GMAC (incorporated by reference to Exhibit 10.15 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.31	Absolute Assignment of Leases and Rents by Smith One D.C. to GMAC (incorporated by reference to Exhibit 10.16 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)

INDEX TO EXHIBITS — (Continued)

Number	Description

10.32	Property Management Agreement by and between Smith One and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.17 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.33	Multi-family Deed of Trust, Assignment of Rents and Security Agreement between Smith One D.C. and GMAC (incorporated by reference to Exhibit 10.18 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.34	Commercial Leasing and Property Management Agreement between Smith Three and the Operating Partnership (incorporated by reference to Exhibit 10.19 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1994)
10.35	Credit Agreement By and Among Smith Property Holdings Lincoln Towers LLC and Smith Property Holdings McClurg Court LLC, as Borrower and Columbia National Real Estate Finance, Inc., as Lender. (incorporated by reference to Exhibit 99.1 of Charles E. Smith Residential Realty, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000)
10.36	Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.37	Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.2 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.38	Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
21	Subsidiaries of Archstone-Smith
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.3	Audit Committee Charter (incorporated by reference to Exhibit 99.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.4	Management Development and Executive Compensation Committee Charter (incorporated by reference to Exhibit 99.4 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.5	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.5 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)