Form 10-Q
period 2004-03-31
ARCHSTONE SMITH OPERATING TRUST
filed 2004-05-07
CIK 80737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   X   No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

At April 30, 2004, there were approximately 24,999,000 Class A-1 and Class B Common Units outstanding held by non-affiliates.

Table of Contents

                                                                                                               Page
Item                                               Description                                                Number

                                                        PART 1

1.   Financial Statements
     Condensed Consolidated Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003..............     3
     Condensed Consolidated Statements of Earnings - Three months ended March 31, 2004
      and 2003 (unaudited).................................................................................     4
     Condensed Consolidated Statement of Unitholders' Equity, Other Common Unitholders' Interest and
        Comprehensive Income - Three months ended March 31, 2004 (unaudited)...............................     5
     Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004

                                                    PART II

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Archstone-Smith Operating Trust

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

                                                                                               March 31,        December 31,
                                         ASSETS                                                  2004              2003
                                                                                           ----------------   ----------------
                                                                                              (Unaudited)
Real estate...........................................................................          $ 8,708,155       $ 8,583,056
Real estate - held for sale...........................................................              532,619           416,124
Less accumulated depreciation.........................................................              684,701           648,982
                                                                                           -----------------  ----------------
                                                                                                  8,556,073         8,350,198

Investments in and advances to unconsolidated entities................................               91,256            86,367
                                                                                           -----------------  ----------------
     Net investments..................................................................            8,647,329         8,436,565

Cash and cash equivalents.............................................................                5,706             5,230

Restricted cash in tax-deferred exchange escrow.......................................              113,769           180,920
Other assets..........................................................................              246,177           298,980
                                                                                           -----------------  ----------------
     Total assets.....................................................................          $ 9,012,981       $ 8,921,695
                                                                                           =================  ================
                          LIABILITIES AND UNITHOLDERS' EQUITY
Liabilities:
   Unsecured credit facilities........................................................           $  204,043        $  103,790
   Long-Term Unsecured Debt...........................................................            1,830,657         1,871,965
   Mortgages payable..................................................................            1,929,769         1,872,787
   Mortgages payable - held for sale..................................................               54,738            54,838
   Distribution payable...............................................................                1,584             1,593
   Accounts payable, accrued expenses and other liabilities...........................              256,976           279,619
                                                                                           -----------------  ----------------
     Total liabilities................................................................            4,277,767         4,184,592
                                                                                           -----------------  ----------------
Minority interest.....................................................................                2,158            11,510
                                                                                           -----------------  ----------------
Other common unitholders' interest, at redemption value (A-1 and B Common Units:
   25,020,280 in 2004 and 25,301,069 in 2003).........................................              738,348            707,924
Unitholders' equity:
   Convertible Preferred Units........................................................               50,000            50,000
   Perpetual Preferred Shares.........................................................              160,120           160,120
   Common unitholders' equity (A-2 Common Units: 195,767,911 in 2004
     and 194,762,263 in 2003).........................................................            3,779,090         3,793,314
   Accumulated other comprehensive earnings...........................................                5,498            14,235
                                                                                           ----------------   ----------------
     Total unitholders' equity........................................................            3,994,708         4,017,669
                                                                                           -----------------  ----------------
     Total liabilities and equity.....................................................          $ 9,012,981       $ 8,921,695
                                                                                           =================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per unit amounts)
(Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  -----------------------------
                                                                                      2004            2003
                                                                                  -------------    ------------
Revenues:
     Rental revenues............................................................     $ 222,442      $  203,970
     Other income...............................................................         3,697           6,316
                                                                                  -------------    ------------
                                                                                       226,139         210,286
                                                                                  -------------    ------------
Expenses:
     Rental expenses............................................................        57,554          51,337
     Real estate taxes..........................................................        22,583          20,168
     Depreciation on real estate investments....................................        52,003          42,404
     Interest expense...........................................................        43,840          38,482
     General and administrative expenses .......................................        12,433          12,867
     Other expenses.............................................................         1,336           4,208
                                                                                  -------------    ------------
                                                                                       189,749         169,466
                                                                                  -------------    ------------
Earnings from operations........................................................        36,390          40,820
     Minority interest..........................................................           352              81
     Gains on sale of marketable equity securities..............................        10,510               -
       Income from unconsolidated entities......................................         5,276             455
                                                                                  -------------    ------------
Earnings before discontinued operations.........................................        52,528          41,356
     Plus: earnings from discontinued apartment
        communities.............................................................        61,434          56,511
                                                                                  -------------    ------------
Net earnings....................................................................       113,962          97,867
     Less: Preferred Unit distributions.........................................         4,447           8,358
                                                                                  -------------    ------------
Net earnings attributable to Common Units - Basic...............................     $ 109,515         $ 89,509
                                                                                  =============    ============

Weighted average Common Units outstanding - Basic...............................       220,080         206,886
                                                                                  -------------    ------------
Weighted average Common Units outstanding - Diluted.............................       223,619         219,054
                                                                                  -------------    ------------

Earnings per Common Unit - Basic:
       Earnings before discontinued operations..................................      $   0.22         $  0.16
       Discontinued operations, net.............................................          0.28            0.27
                                                                                  -------------    ------------
       Net earnings.............................................................      $   0.50         $  0.43
                                                                                  =============    ============

Earnings per Common Unit - Diluted:
       Earnings before discontinued operations..................................      $   0.21         $  0.16
       Discontinued operations, net.............................................          0.28            0.27
                                                                                  -------------    ------------
       Net earnings.............................................................      $   0.49         $  0.43
                                                                                  =============    ============

Distributions paid per Common Unit..............................................     $  0.4300        $ 0.4275
                                                                                  =============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statement of Unitholders' Equity, Other Common Unitholders'
Interest and Comprehensive Income

Three Months Ended March 31, 2004

(In thousands)
(Unaudited)

                                 Convertible   Perpetual
                                  Preferred    Preferred
                                   Units at     Units at                   Accumulated                     Other
                                  Aggregate    Aggregate      Common          Other         Total          Common
                                 Liquidation  Liquidation   Unitholder's  Comprehensive   Unitholders'   Unitholders'
                                  Preference   Preference     Equity         Earnings       Equity        Interest        Total
                                 ------------ ------------ ------------- --------------- ------------- ------------- --------------

Balances at December 31, 2003.... $  50,000     $  160,120  $ 3,793,314      $14,235      $ 4,017,669      $707,924    $ 4,725,593
Comprehensive income:

   Net earnings..................         -             -       100,102            -          100,102        13,860        113,962

   Change in fair value of
     cash flow hedges............         -             -             -          128              128             -            128

     Change in fair value of
     marketable securities.......         -             -             -       (8,865)          (8,865)            -         (8,865)
                                                                                                                     --------------
Comprehensive income                                                                                                       105,225
   attributable to Common Units..
                                                                                                                     --------------
Preferred Unit distributions.....         -             -        (4,447)           -           (4,447)            -         (4,447)

UPREIT Preferred Unit
     distributions...............         -             -         1,316            -            1,316        (1,316)             -

Common Unit distributions........         -             -       (85,107)           -          (85,107)      (10,759)       (95,866)

A-1 Common Units converted
   into A-2 Common Units.........         -             -        13,114            -           13,114       (13,114)             -

A-2 Common Unit repurchases......         -             -       (31,917)           -          (31,917)            -        (31,917)

Exercise of options..............         -             -        23,249            -           23,249             -         23,249

Issuance of A-1 Common Units.....         -             -             -            -                -        10,788         10,788

Issuance of A-2 Common Units.....         -             -         4,502            -            4,502             -          4,502

Adjustment to redemption value...         -             -       (30,965)           -          (30,965)       30,965              -

Other, net.......................         -             -        (4,071)           -           (4,071)            -         (4,071)
                                 ------------ ------------ --------------- ----------- --------------- ------------- --------------
Balances at March 31, 2004.......  $ 50,000    $  160,120   $ 3,779,090      $ 5,498     $  3,994,708     $ 738,348    $ 4,733,056
                                 ============ ============ =============== =========== =============== ============= ==============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                  --------------------------------------
                                                                                                        2004                2003
                                                                                                  ------------------  ------------------
Operating activities:
   Net earnings..............................................................................     $ 113,962               $ 97,867
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization...........................................................        55,382                 53,612
     Gains on dispositions of depreciated real estate, net...................................       (62,496)               (52,347)
     Gains on sale of marketable equity securities...........................................       (10,510)                     -
     Provision for possible loss on real estate investments..................................             -                  3,714
     Minority interest.......................................................................          (352)                   (81)
     Equity in earnings from unconsolidated entities.........................................        (5,276)                  (455)
   Change in other assets....................................................................         2,470                 (3,931)
   Change in accounts payable, accrued expenses and other liabilities........................       (34,582)               (24,756)
   Other, net................................................................................        (3,623)                (4,181)
                                                                                                  ------------------  ------------------
     Net cash flow provided by operating activities..........................................
                                                                                                     54,975                 69,442
                                                                                                  ------------------  ------------------
Investing activities:
   Real estate investments, net..............................................................      (304,361)               (99,756)
   Advances to (distributions from) to unconsolidated entities, net..........................        (1,231)                 3,906
   Proceeds from dispositions, net of closing costs..........................................       194,382                164,628
   Change in tax-deferred exchange escrow....................................................        67,151                    (48)
   Other, net................................................................................        55,520                (34,374)
                                                                                                  ------------------  ------------------
     Net cash flow provided by investing activities..........................................        11,461                 34,356
                                                                                                  ------------------  ------------------
Financing activities:
   Payments on Long-Term Unsecured Debt......................................................       (40,450)               (18,750)
   Principal prepayment of mortgages payable, including prepayment penalties.................       (27,788)               (49,101)
   Regularly scheduled principal payments on mortgages payable...............................        (3,344)                (2,690)
   Proceeds from mortgage notes payable......................................................        16,076                 21,930
   Proceeds from unsecured credit facilities, net............................................       100,253                 44,032
   Proceeds from Common Units issued under DRIP and employee stock options...................        23,249                 20,544
   Repurchase of Common Units and Preferred Units............................................       (31,917)               (13,361)
   Cash distributions paid on Common Units...................................................       (96,066)               (88,224)
   Cash dividends paid on Preferred Units....................................................        (4,447)                (8,358)
   Other, net................................................................................        (1,526)                (8,625)
                                                                                                  ------------------  ------------------
     Net cash flow used in financing activities..............................................       (65,960)              (102,603)
                                                                                                  ------------------  ------------------
Net change in cash and cash equivalents......................................................           476                  1,195
Cash and cash equivalents at beginning of period.............................................         5,230                 12,846
                                                                                                  ------------------  ------------------
Cash and cash equivalents at end of period...................................................      $  5,706               $ 14,041
                                                                                                  ==================  ==================
Significant non-cash investing and financing activities:
   A-1 Common Units issued in exchange for real estate.......................................      $ 10,788               $ 33,355
   A-1 Common Units converted to A-2 Common Units............................................        13,114                 15,632
   Assumption of mortgages payable upon purchase of apartment communities....................        74,900                      -
   A-2 Common Units issued in exchange for real estate.......................................         4,502                      -

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements

March 31, 2004 and 2003
(Unaudited)

(1)  Description of the Business and Summary of Significant Accounting Policies

      Business

           Archstone-Smith is structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owns approximately 88.7% of the Operating Trust’s outstanding Common Units; the remaining 11.3% are owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential.

      Interim Financial Reporting

            The accompanying condensed consolidated financial statements of the Operating Trust are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in the Operating Trust’s 2003 Form 10-K. See the glossary in our 2003 Form 10-K for all defined terms not defined herein.

             In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

       Legal Fees

           We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the cost of settlement.

       Real Estate and Depreciation

           We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we estimate the value of land, building and fixtures assuming the property is vacant, and then allocate costs to the intangible value of the existing lease agreements. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

       Stock-Based Compensation

           As of March 31, 2004, the company has one stock-based employee compensation plan. Effective January 1, 2003, we adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During the three months ended March 31, 2004, we granted approximately 300,000 Restricted Share Units and 643,000 stock options. For employee awards granted prior to January 1, 2003, we accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per unit amounts):

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

                                                                   Three Months Ended
                                                                        March 31,
                                                              ------------------------------
                                                                   2004           2003
                                                              -------------- ---------------
Net earnings attributable to Common Units - Basic.........     $ 109,515       $  89,509
Add:  Stock-based employee compensation
  expense included in reported net earnings...............            75               -
Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards.          (508)           (505)
                                                              -------------- ---------------
Pro forma net earnings attributable to Common Units - Basic    $ 109,082       $  89,004
                                                              ============== ===============
Net earnings per Common Unit:
    Basic - as reported...................................     $    0.50       $    0.43
                                                              ============== ===============
    Basic - pro forma.....................................     $    0.50       $    0.43
                                                              ============== ===============
    Diluted - as reported.................................     $    0.49       $    0.43
                                                              ============== ===============
    Diluted - pro forma...................................     $    0.49       $    0.43
                                                              ============== ===============

Weighted average risk-free interest rate.........................      3.48%          3.54%
Weighted average dividend yield..................................      6.92%          6.74%
Weighted average volatility......................................     15.33%         19.58%
Weighted average expected option life............................  5.0 years      5.0 years

       Reclassifications

             Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

     Comprehensive Income

        Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Condensed Consolidated Statements of Unitholder’s Equity, Other Common Unitholders’ Interest and Comprehensive Income. Other comprehensive income reflects unrealized holding gains and losses on the available-for-sale investments and changes in the fair value of effective cash flow hedges.

        Our accumulated other comprehensive income for the quarter ended March 31, 2004 is as follows (in thousands):

                                                           Unrealized                          Accumulated
                                                            Gains on                              Other
                                                           Marketable        Cash Flow        Comprehensive
                                                           Securities          Hedges            Income
                                                          --------------    -------------    ----------------
Balance at December 31, 2003.......................         $  23,808         $ (9,573)          $ 14,235
Net unrealized holding gains arising during period.             1,645                -              1,645
Change in fair value of cash flow hedges...........                -
                                                                  128              128
Less:  reclassification  adjustments  for  net
 gains realized in net gain........................           (10,510)               -            (10,510)
                                                          --------------    -------------    ----------------
Balance at March 31, 2004..........................         $  14,943         $ (9,445)          $  5,498
                                                          ==============    =============    ================

       Per Unit Data

             Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings per Common Unit for the periods indicated (in thousands):

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                  2004               2003
                                                                             ----------------   ---------------
Reconciliation of numerator between basic and diluted net earnings per Common Unit (1):

Net earnings attributable to Common Units - Basic............................     $ 109,515         $ 89,509

   Dividends on Convertible Preferred Units..................................         1,104            5,011
                                                                             ----------------   ---------------
Net earnings attributable to Common Units - Diluted.........................      $ 110,619         $ 94,520
                                                                             ================   ===============
Reconciliation of denominator between basic and diluted net earnings per Common Unit (1):
Weighted average number of Common Units outstanding - Basic.................        220,080          206,886
   Assumed conversion of Convertible Preferred Units into
       Common Units.........................................................          2,583           11,740
   Assumed exercise of options..............................................            956              428
                                                                             ----------------   ---------------
Weighted average number of Common Shares outstanding - Diluted..............        223,619          219,054
                                                                             ================   ===============

             (1)  Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(2)  Real Estate

       Investments in Real Estate

             Investments in real estate (at cost including held for sale) were as follows (dollar amounts in thousands):

                                                                March 31, 2004              December 31, 2003
                                                         ----------------------------- ----------------------------
                                                           Investment     Units (1)     Investment     Units (1)
                                                         --------------- ------------- ----------------------------
Operating Trust apartment communities:
   Operating communities...............................    $ 8,250,405       63,839     $ 8,067,075        63,848
   Communities under construction......................        310,723        2,487         301,634         2,607
   Development communities In Planning:
     Owned.............................................         70,074        1,533          95,911         2,633
     Under control (2).................................              -          418               -           112
                                                         --------------- ------------- ----------------------------
      Total development communities In Planning........         70,074        1,951          95,911         2,745
                                                         --------------- ------------- ----------------------------
        Total Operating Trust apartment communities....      8,631,202       68,277       8,464,620        69,200
                                                                         -------------               --------------
Ameriton apartment communities.........................        550,511        6,289         494,338         5,646
                                                                         -------------               --------------
Land ..................................................         28,482                        9,648
Other..................................................         30,579                       30,574

        Total real estate..............................    $ 9,240,774       74,566     $ 8,999,180        74,846
                                                         =============== ============= ============================

                          (1) Unit information is based on management's estimates and has not been audited or reviewed by our independent auditors.
                          (2)Our investment as of March 31, 2004 and December 31, 2003 for developments Under Control was $4.2 million and
                          $1.1 million, respectively, and is reflected on the "Other assets" caption of our Balance Sheets.

           The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2003............................................................         $   8,999,180
     Acquisition-related expenditures...................................................               318,062
     Redevelopment expenditures.........................................................                 6,306
     Recurring capital expenditures.....................................................                 7,681
     Development expenditures, excluding land acquisitions..............................                69,637
     Dispositions.......................................................................              (150,187)
                                                                                            --------------------
       Net apartment community activity.................................................             9,250,679
     Change in other real estate assets ................................................                (9,905)
                                                                                            --------------------
Balance at March 31, 2004...............................................................          $  9,240,774
                                                                                            ====================

          At March 31, 2004 we had unfunded contractual commitments related to real estate investment activities aggregating approximately $430.8 million, of which $419.5 million related to communities under construction.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(3)  Discontinued Operations

          Consistent with our capital recycling program, we had nine operating apartment communities, representing 5,163 units, classified as held for sale under the provisions of SFAS 144, at March 31, 2004. Accordingly, we have classified the operating earnings from these nine properties within discontinued operations for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004, we sold five operating communities. The operating results of these five communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003 we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three months ended March 31, 2003. The following is a summary of earnings from discontinued operations (in thousands):

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                             -----------------------------------
                                                                                  2004                2003
                                                                             ----------------    ---------------

Rental revenues...........................................................     $  16,453            $  60,059
Rental expenses...........................................................        (6,274)             (18,845)
Real estate taxes.........................................................        (2,233)              (6,685)
Depreciation on real estate investments...................................        (1,768)              (9,525)
Interest expense (1)......................................................        (6,332)             (16,968)
Provision for possible loss on real estate investments....................             -               (3,714)
Debt extinguishment costs related to dispositions.........................          (908)                (158)
Gains on dispositions of real estate investments, net.....................        62,496               52,347
                                                                             ----------------    ---------------
Earnings from discontinued apartment communities..........................     $  61,434            $  56,511
                                                                             ================    ===============

           (1) The portion of interest expense included in discontinued operations that is allocated to properties based on the company's leverage ratio was $5.3 million and $13.4 million for the three months ended March 31, 2004 and 2003, respectively.

(4)   Investments in and Advances to Unconsolidated Entities

     Real Estate Joint Ventures

          We have investments in entities that we account for using the equity method. At March 31, 2004, the investment balance consists of $52.3 million in our joint ventures and $39.0 million in Ameriton joint ventures. At December 31, 2003, the investment balance consists of $42.9 million in our joint ventures and $43.5 million in Ameriton joint ventures.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(5)  Borrowings

      Unsecured Credit Facilities

           The following table summarizes our $600 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                     As of and for the         As of and for the
                                                                       Three Months               Year Ended
                                                                          Ended                   December 31,
                                                                      March 31, 2004                 2003
                                                                    ------------------        ------------------
Total unsecured revolving credit facility..........................     $   600,000             $   600,000
Borrowings outstanding at end of period............................         150,000                  97,000
Outstanding letters of credit under this facility..................           1,050                   1,050
Weighted average daily borrowings..................................          63,022                 231,354
Maximum borrowings outstanding during the period...................         150,000                 511,500
Weighted average daily nominal interest rate.......................           1.56%                   1.95%
Weighted average daily effective interest rate.....................           2.51%                   2.55%

          We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate agreed to at the time of borrowing and ranged from 1.60% to 1.65% during the three months ended March 31, 2004. There were $54.0 million and $6.8 million of borrowings outstanding under this agreement at March 31, 2004 and December 31, 2003, respectively.

     Long-Term Unsecured Debt

           Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                          Effective        Balance at                              Average
                                            Coupon         Interest         March 31,           Balance at        Remaining
             Type of Debt                  Rate (1)        Rate (2)           2004          December 31, 2003    Life (Years)
---------------------------------------  --------------  -------------  ------------------  ------------------- --------------

Long-term unsecured senior notes....             6.33%          6.52%       $  1,752,339        $  1,771,167          5.2

Unsecured tax-exempt bonds..........             1.56%          1.81%             78,318             100,798         19.2
                                         --------------  -------------  ------------------  ------------------- --------------
     Total/average..................             6.13%          6.32%       $  1,830,657        $  1,871,965          5.8
                                         ==============  =============  ==================  =================== ==============

                      (1)  Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
                      (2)  Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

      Mortgages payable

           Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable including debt on assets held for sale (dollar amounts in thousands):

                                                                                                                 Average
                                           Effective Interest            Principal Balance (2) at               Remaining
           Type of Mortgage                    Rate (1)           March 31, 2004       December 31, 2003       Life (Years)
----------------------------------------  --------------------  -------------------  ----------------------  -----------------
Conventional fixed rate (3).............        6.45%               $   1,478,490         $   1,511,277                5.8
Tax-exempt floating rate................        1.88%                     391,185               317,351               20.1
Construction loans......................        4.31%                      72,204                56,129                1.2
Conventional floating rate..............        2.70%                      21,705                21,705                4.6
Other...................................        4.97%                      20,923                21,163               19.3
                                          --------------------  -------------------  ----------------------  -----------------
     Total/average mortgage debt........        5.42%               $   1,984,507         $   1,927,625                8.6
                                          ====================  ===================  ======================  =================

(1)  Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of March 31, 2004.
(2)  Includes net fair market value adjustment recorded in connection with the Smith Merger of $55.6 million and $58.5 million at March 31, 2004 and December 31, 2003, respectively.
(3)  Includes a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

           The change in mortgages payable, including properties classified as held for sale, during the three months ended March 31, 2004 consisted of the following (in thousands):

Balance at December 31, 2003..................................      $  1,927,625
    Regularly scheduled principal amortization................            (3,344)
    Prepayments, final maturities and other...................           (30,750)
    Mortgage assumptions related to property acquisitions.....            74,900
    Proceeds from mortgage notes payable......................            16,076
                                                                   ------------------
Balance at March 31, 2004.....................................      $  1,984,507
                                                                   ==================

     Other

           The book value of total assets pledged as collateral for mortgage loans and other obligations at March 31, 2004 and December 31, 2003 is $3.9 billion and $3.8 billion, respectively. Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three months ended March 31, 2004.

           For the three months ended March 31, 2004 and 2003, the total interest paid on all outstanding debt was $73.8 million and $77.6 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the three months ended March 31, 2004 and 2003 was $5.9 million for both periods presented.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(6) Distributions to Unitholders

        The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended March 31, 2004 and the annualized distributions we expect to pay for 2004:

                                                             Quarterly          Annualized
                                                               Cash                Cash
                                                           Distributions       Distributions
                                                             Per Unit            Per Unit
                                                          ----------------    ----------------
     Common Units and A-1 Units....................            $   0.4300           $    1.72
     Series D Preferred Units .....................                0.5475                2.19
     Series E Preferred Units......................                0.5225                2.09
     Series F Preferred Units......................                0.5075                2.03
     Series G Preferred Units......................                0.5400                2.16
     Series I Preferred Units (1)..................                 1,915               7,660
     Series K Preferred Units .....................                0.8500                3.40
     Series L Preferred Units .....................                0.8500                3.40

(1)  Series I Preferred Units have a par value of $100,000 per share.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

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

          Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       --------------------------------
                                                                           2004              2003
                                                                       --------------    --------------
Reportable apartment communities segment revenues:
   Same-Store:
     Garden communities................................................   $  121,121        $  123,049
     High-rise properties..............................................       74,600            74,491
   Non Same-Store:
     Garden communities................................................       19,458             3,587
     High-rise properties..............................................        6,598             2,143
        Other non-reportable operating segment revenues................        4,632             7,016
                                                                       --------------    --------------
     Total segment and consolidated revenues...........................   $  226,139        $  210,286
                                                                       ==============    ==============

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       --------------------------------
                                                                           2004              2003
                                                                       --------------    --------------
Reportable apartment communities segment NOI:
   Garden communities..................................................   $   90,653         $  84,929
   High-rise properties................................................       51,122            46,981
     Other non-reportable operating segment NOI........................          530               555
                                                                       --------------    --------------
     Total segment and consolidated NOI................................      142,305           132,465
                                                                       --------------    --------------
Reconciling items:
   Other income........................................................        3,697             6,316
   Depreciation on real estate investments.............................      (52,003)          (42,404)
   Interest expense....................................................      (43,840)          (38,482)
   General and administrative expenses.................................      (12,433)          (12,867)
   Other expenses......................................................       (1,336)           (4,208)
                                                                       --------------    --------------
     Consolidated earnings from operations.............................   $   36,390         $  40,820
                                                                       ==============    ==============

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

                                                                         March 31,        December 31,
                                                                           2004               2003
                                                                       --------------    ---------------
Reportable operating communities segment assets:
   Same-Store:
     Garden communities...............................................   $  3,363,157       $  3,586,989
     High-rise properties.............................................      2,751,692          2,466,129
   Non Same-Store:
     Garden communities...............................................      1,491,153          1,195,470
     High-rise properties.............................................        882,297          1,072,039
 Other non-reportable operating segment assets........................         67,774             29,571
                                                                       --------------    ---------------
     Total segment assets.............................................      8,556,073          8,350,198
                                                                       --------------    ---------------

Reconciling items:
   Investment in and advances to unconsolidated entities..............         91,256             86,367
   Cash and cash equivalents..........................................          5,706              5,230
   Restricted cash in tax-deferred exchange escrow....................        113,769            180,920
   Other assets.......................................................        246,177            298,980
                                                                       --------------    ---------------
     Consolidated total assets........................................   $  9,012,981       $  8,921,695
                                                                       ==============    ===============

           Total capital expenditures for garden communities were $5.6 million and $6.0 million for the three months ended March 31, 2004 and 2003, respectively. Total capital expenditures for high-rise properties were $8.7 million and $10.3 million for the three months ended March 31, 2004 and 2003, respectively.

(8)  Litigation and Contingencies

          We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the named plaintiffs in certain of these lawsuits and our estimates include the amounts from this negotiated settlement. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

          We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the quarter ended March 31, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are still in discussions with our insurance providers and therefore we have not recorded an estimate for future insurance recoveries. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

          We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Concluded)

(9)   Derivatives and Hedging Activities

          We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities. We have designated such forward sale agreements as fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

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

          To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. As of March 31, 2004 the remaining forward sale agreements had an aggregate notional value of $81.7 million and an aggregate fair value of $76,000. During the three months ended March 31, 2004, we settled one of the forward sales agreements for 1.0 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $10.5 million. The total net proceeds from the sale were $61.4 million, with the marketable securities basis determined using the average costs of the securities. Settlement of the remaining forward sale agreements will result in additional 2004 gains of approximately $14.9 million.

(10)   Subsequent Events

          In April 2004, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $450 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in April 2004.

          In April 2004, Archstone-Smith filed two registration statements on Form S-3 registering 156,332 Common Shares issued in connection with a property acquisition and registering 2,521,236 Common Shares to be issued upon redemption of certain A-1 Common Units. These registration statements were declared effective in April and May of 2004, respectively.

          In April 2004, the Board of Trustees increased the total authorization for unit repurchase of $225 million. The company has approximately $55 million of remaining capacity in our currently authorized unit repurchase program.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Trustee and Unitholders
Archstone-Smith Operating Trust:

          We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of earnings for the three month periods ended March 31, 2004 and 2003, the condensed consolidated statement of unitholders’ equity, other common unitholders' interest and comprehensive income for the three month period ended March 31, 2004 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.

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

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Archstone-Smith Operating Trust as of December 31, 2003, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders' interest and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado
April 23, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with Archstone-Smith Operating Trust’s 2003 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

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

          Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we can develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See Archstone-Smith Operating Trust’s 2003 Form 10-K “Item 1. Business” for a more complete discussion of risk factors that could impact our future financial performance.

     The Company

          We are engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and their subsidiaries and affiliates. Archstone- Smith is our sole trustee and owns 88.7% of our Common Units at March 31, 2004.

           Results of Operations

     Overview

          In conjunction with our capital recycling strategy, rental revenues and rental expenses, including real estate taxes, will fluctuate based upon the timing and volume of dispositions, acquisitions and development lease-ups. Accordingly, our results are not only driven by the performance of our operating portfolio but also by gains/losses from the disposition real estate, the corresponding loss of ongoing income from assets sold, as well as increased income generated from acquisitions and developments. These factors all contribute to the overall financial performance of the company.

          Basic net earnings attributable to Common Units increased $20.0 million, or 22.3%, for the three months ended March 31, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

  A $10.1 million increase in gains from the sale of depreciable real estate consistent with an increased disposition volume during the first quarter of 2004 compared to 2003, as we continue to take advantage of the current low capitalization rate environment;
  A $10.5 million gain from the sale and settlement of a forward contract on marketable equity securities during the three months ended March 31, 2004;
  Increased revenue less operating expenses associated with $824.9 million in asset acquisitions that occurred during the last three quarters of 2003 and the first quarter of 2004 and the continued lease up of new development projects; and
  A $3.9 million reduction in Preferred Unit distributions due to the conversion of Series A and H Preferred Units during 2003 in order to eliminate the impact of these preferred unit distributions on our fixed charge coverage ratio.

        This increase was partially offset by:

  A 0.9% decrease in Same-Store rental revenues primarily due to slightly lower effective rent per unit (defined as average rent per unit net of concessions and loss to lease but before vacancy loss and bad debt costs). Fluctuations in effective rent per unit are driven by supply/demand and economic conditions in individual markets;
  A 2.2% increase in expenses from our Same-Store portfolio for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to an increases in insurance, repair and maintenance and personnel costs, and;
  The loss of rental revenues and a corresponding decrease in rental expense due to $201.6 million and $1.6 billion in total dispositions in the first three months of 2004 and the twelve months ended December 31, 2003, respectively.

      Apartment Community Operations

        We utilize net operating income (NOI) as the primary measure to evaluate the performance of our operating communities. NOI is defined as rental revenues less rental expenses and real estate taxes for each of our operating properties. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. Our Same-Store population excludes Ameriton properties as they are acquired or developed to achieve short-term opportunistic gains. Additionally, Ameriton’s average holding period is typically much shorter than the holding period of assets operated by the REIT. The following is a reconciliation of Same-Store NOI to earnings from operations (in thousands):

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            -----------------------------
                                                                                2004            2003
                                                                            --------------  -------------
Same-Store NOI..........................................................      $ 126,986       $ 130,298

NOI for properties not in Same Store, including Ameriton properties.....         23,265          36,696
NOI classified as discontinued operations - communities sold............         (1,057)        (27,492)
NOI classified as discontinued operations - communities held for sale...         (6,889)         (7,037)
                                                                            --------------  -------------
   Net Operating Income.................................................        142,305         132,465

Other income............................................................          3,697           6,316
Depreciation on real estate investments.................................        (52,003)        (42,404)
Interest expense........................................................        (43,840)        (38,482)
General and administrative expenses.....................................        (12,433)        (12,867)
Other expense...........................................................         (1,336)         (4,208)
                                                                            --------------  -------------
   Earnings from operations.............................................       $ 36,390        $ 40,820
                                                                            ==============  =============

          At March 31, 2004, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

                                                                 Three Months Ended March 31,
                                                               ----------------------------------
                                                                     2004              2003
                                                               ----------------  ----------------
Rental revenues............................................         $ 221,777        $ 203,270
Property operating expenses................................            80,002           71,360
                                                               ----------------  ----------------
NOI........................................................         $ 141,775        $ 131,910
                                                               ----------------  ----------------

Operating margin (NOI/rental revenues).....................             63.9%            64.9%
                                                               ================  ================
Average occupancy during period............................             95.3%            94.5%
                                                               ================  ================

           The following table reflects revenue, expense and NOI growth for Same-Store communities that were fully operating during the three months ended March 31 for each respective comparison period (the Same-Store population excludes all Ameriton communities):

                                             Same-Store           Same-Store            Same-Store
                                               Revenue              Expense                 NOI
                                          Growth/(Decline)     Growth/(Decline)      Growth/(Decline)
                                          ------------------  --------------------   ------------------

Q1 2004 vs Q1 2003......................       (0.9%)                2.2%                 (2.5%)

Q1 2003 vs Q1 2002......................       (1.9%)                2.1%                 (3.9%)

          The $9.9 million increase in reported NOI is directly attributable to increased NOI contributions from $824.9 million in asset acquisitions that occurred during the last three quarters of 2003 and the first quarter of 2004 and the continued lease up of new development projects. The slight decrease in operating margins is consistent with the 0.9% decrease in Same-Store revenue and the 2.2% increase in Same Store expenses.

           These amounts, which correspond to the Statement of Earnings, exclude NOI contributions from 5,163 units, classified as held for sale as of March 31, 2004 as well as all NOI from the disposition of five operating communities during the three months ended March 31, 2004 and 48 operating communities sold during 2003. As the disposition of non-core assets and the redeployment of the proceeds from these sales into new acquisitions and developments is an integral part of our capital recycling program, we believe it is important to understand our operating results inclusive of amounts classified within discontinued operations. NOI for the entire apartment portfolio, including amounts reported in discontinued operations, decreased $16.7 million, or 10.0%, for the three months ended March 31, 2004 as compared to the same period in 2003 primarily due to:

  The loss of rental revenues and a corresponding decrease in rental expense due to $201.6 million and $1.6 billion in total dispositions in the first three months of 2004 and the twelve months ended December 31, 2003, respectively;
  A 0.9% decrease in Same-Store rental revenues primarily due to slightly lower effective rent per unit (defined as average rent per unit net of concessions and loss to lease but before vacancy loss and bad debt costs). Fluctuations in effective rent per unit are driven by supply/demand and economic conditions in individual markets, and;
  A 2.2% increase in expenses from our Same-Store portfolio for the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to increases in insurance, repair and maintenance and personnel costs.

          As noted above, this overall decrease, including amounts reported in discontinued operations, was partially off-set by the contribution of NOI from $824.9 million in asset acquisitions that occurred during the last three quarters of 2003 and the first quarter of 2004 and the continued lease up of new development projects.

          Based on our reported Same-Store revenue results in the first quarter of 2004, our strongest core markets during the three months ended March 31, 2004, were the greater Washington D.C. metropolitan area, Southern California and Southeast Florida (which collectively represent 61.4% of our portfolio), all of which produced positive revenue growth. Our most challenging core markets during the first quarter of 2004 were the San Francisco Bay Area, Boston, Seattle and Chicago, based on revenue results.

     Other Income

          Other income decreased $2.6 million, or 41.5%, for the three months ended March 31, 2004 as compared to the same period in 2003, principally as a result of a collection of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and dividend income on stock investments during the three month ended March 31, 2003. These increases were partially offset by $1.3 million in insurance recoveries during the three months ended March 31, 2004.

     Depreciation Expense

          The $1.8 million, or 3.5%, increase in depreciation expense, including properties included in discontinued operations, during the three months ended March 31, 2004, as compared to the same period in 2003 is principally attributable to an increase in the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions, which are amortized over the average life of the underlying lease, and acquisitions during the three months ended 2004 and all of 2003. This increase is partially offset by the cessation of depreciation expense on assets classified as held for sale during 2004.

     Interest Expense

          Including interest expense on properties reflected in discontinued operations, interest expense decreased $5.3 million, or 9.5% during the three months ended March 31, 2004, as compared to the same period in 2003. The decrease is primarily a result of lower debt balances, a reduction in interest rates on floating rate debt and refinanced debt, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower interest rates during the period.

      General and Administrative Expenses

          The $0.4 million, or 3.4%, decrease in general and administrative expenses for the three months ended March 31, 2004 as compared to the same period in 2003 is primarily due to lower severance costs and the corresponding decrease in compensation expense during the first quarter of 2004, partially offset by higher legal fees due to moisture infiltration and resulting mold issues.

     Other Expenses

          The $2.9 million, or 68.3%, decrease in other expense for the three months ended March 31, 2004, as compared to the same period in 2003 is primarily due to a decrease in Ameriton income taxes and lower moisture infiltration and resulting mold related expenses during the first quarter of 2004.

      Income from Unconsolidated Entities

          Income from unconsolidated entities increased $4.8 million during the three months ended March 31, 2004 as compared to the same period of 2003 primarily due to gains on disposition of joint venture operating communities.

      Provision for Possible Loss on Investments

          During the first quarter of 2003 we recognized a $3.7 million provision for possible loss on investments due to an impairment and related write-down to the estimated fair value of three real estate investments held for sale, which is included in net earnings from discontinued operations during the three months ended March 31, 2003. No provision was recognized for the three months ended March 31, 2004.

     Preferred Unit Distributions

          The $3.9 million, or 46.8%, decrease in Preferred Unit distributions for the three months ended March 31, 2004, is primarily the result of the conversion of Series H Preferred Units into Common Units in May 2003 and the conversion of Series A Preferred Shares into Common Shares in December 2003. We expect our Preferred Unit distributions to further decrease as a result of the planned redemption of our Series D, E and F Preferred Units during 2004.

     Discontinued Operations

          For properties accounted for as discontinued operations, the results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property-specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio), as well as the net gain or loss on the eventual disposal of properties held for sale.

          Consistent with our capital recycling program, we had nine operating apartment communities, representing 5,163 units, classified as held for sale under the provisions of SFAS 144, at March 31, 2004. Accordingly, we have classified the operating earnings from these nine properties within discontinued operations for the three months ended March 31, 2004 and 2003. During the three months ended March 31, 2004, we sold five operating communities. The operating results of these five communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003 we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three months ended March 31, 2003. The following is a summary of earnings from discontinued operations (in thousands):

                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
                 Rental revenues............................................     $ 16,453        $  60,059
                 Rental expenses............................................       (6,274)         (18,845)
                 Real estate taxes..........................................       (2,233)          (6,685)
                 Depreciation on real estate investments....................       (1,768)          (9,525)
                 Interest expense (1).......................................       (6,332)         (16,968)
                 Provision for possible loss on real estate investment......           --           (3,714)
                 Debt extinguishment costs related to dispositions...........        (908)            (158)
                 Gain on dispositions of real estate investments, net.......       62,496           52,347
                                                                               ------------     ------------
                                                                                 $ 61,434       $   56,511
                                                                               ============     ============

(1) The portion of interest expense included in discontinued operations that is allocated to properties based on the company's leverage ratio was $5.3 million and $13.4 million for the three months ended March 31, 2004 and 2003, respectively.

      Gains on Dispositions of Real Estate Investments

          We recognized $62.5 million and $52.3 million of net gains on the disposition of depreciated real estate assets (all of which were included in discontinued operations), during the three months ended March 31, 2004 and 2003, respectively. These gains are a result of our capital recycling program, which involves the disposition of non-core operating communities with less attractive growth prospects to fund investments in our core protected markets, and opportunistic acquisitions and developments by Ameriton.

Liquidity and Capital Resources

          We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities, as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, and future proceeds from the forward sale of marketable equity securities during 2004, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2004.

     Operating Activities

           Net cash flow provided by operating activities decreased $14.5 million, or 20.8%, for the three months ended March 31, 2004 as compared to the same period of 2003. This decrease was principally due to a decrease in net operating income associated with $201.6 million and $1.6 billion in dispositions in the first three months of 2004 and the twelve months ended December 31, 2003, respectively. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

     Investing and Financing Activities

          For the three months ended March 31, 2004, cash flows provided by investing activities decreased $22.9 million, or 66.6%, as compared to the same period in 2003. The decrease is principally attributable to a $204.6 million increase in net real estate investment volume during the first quarter of 2004 as compared to 2003. This decrease is partially offset by a $29.8 million increase in net proceeds from dispositions of real estate assets and proceeds from the sale of marketable securities during the first quarter of 2004.

          Cash flows used in financing activities decreased by $35.7 million, or 36.6%, as compared to the same period in 2003. This decrease is primarily due to increased borrowings on our credit facilities to finance a net increase in real estate investments as compared to prior year, partially offset by a decrease associated with greater distributions and an increase in cash used to repurchase Common Units.

          Our most significant non-cash investing and financing activities during the three months ended March 31, 2004 and 2003 included: (i) the issuance of A-1 Common Units in exchange for real estate in 2004 and 2003, (ii) the conversion of A-1 Common Units to A-2 Common Units in both 2004 and 2003, (iii) the assumption of mortgages payable upon the purchase of apartment communities in 2004 and (iv) the issuance of A-2 Common Units in exchange for real estate in 2004.

      Scheduled Debt Maturities and Interest Payment Requirements

          We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year, which would impact our financial flexibility. As of March 31, 2004, we have approximately $68.2 million of long-term debt maturing during the remainder of 2004, $330.1 million maturing during 2005 and $356.4 million maturing during 2006.

          We currently have $657.1 million of liquidity, including cash, liquid assets, restricted cash in escrows and capacity on our unsecured credit facilities at April 30, 2004. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 2.28%, 6.32% and 5.42%, respectively, during the three months ended March 31, 2004. These rates give effect to the impact of interest rate swaps and caps, as applicable.

           We were in compliance will all financial covenants pertaining to our debt instruments during the period ended March 31, 2004.

      Unitholder Dividend Requirements

          Based on anticipated distribution levels for 2004 and the number of shares and units outstanding as of March 31, 2004, we anticipate that we will pay distributions of $397.6 million in the aggregate during 2004. However, during 2004 we plan on redeeming our Series D, E and F Preferred Units, which will reduce our total distribution level for the year. This amount represents distributions on our Common Units and all Preferred Units.

      Planned Investments

          Following is a summary of unfunded planned investments as of March 31, 2004, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

                                                                                         Planned Investments
                                                                                   ---------------------------------
                                                                      Units         Discretionary      Committed
                                                                  ---------------  ----------------  ---------------
Properties under redevelopment.................................            3,862         $  18,369        $  11,222

Properties under construction..................................            4,888                 -          419,546
Properties In Planning and owned...............................            2,461           370,570                -
Properties In Planning and Under Control.......................              418            76,645                -
Property acquisitions under contract...........................            1,721           301,502                -
                                                                  ---------------  ----------------  ---------------
     Total.....................................................           13,350        $  767,086       $  430,768
                                                                  ===============  ================  ===============

          In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities, as well as recurring expenditures to improve and maintain our established operating communities.

          We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2004 and 2005. We expect to start construction on approximately $300 - $400 million, based on Total Expected Investment, of communities that are currently classified as In Planning during the remainder of 2004. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

     Funding Sources

          We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and gains on dispositions during 2004 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $540 million in available capacity on our unsecured credit facilities, $70 million in tax-deferred exchange escrow and $1 million of cash on hand at April 30, 2004. In addition, we expect to complete the disposition of $400 - $600 million of operating communities during 2004. During the remainder of 2004, we will receive approximately $46.1 million from the sale of certain marketable securities in accordance with our forward sales agreements.

          In April 2004, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $450 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in April 2004. At April 30, 2004, Archstone-Smith and the Operating Trust had $1.5 billion available in shelf registered debt and equity securities which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions.

     Other Contingencies and Hedging Activities

          We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the named plaintiffs in certain of these lawsuits and our estimates include the amounts from this negotiated settlement. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

          We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the quarter ended March 31, 2004, we received $5.1 million in insurance recoveries pertaining ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are still in discussions with our insurance providers and therefore we have not recorded an estimate for future insurance recoveries. In addition, we are continuing to pursue potential recoveries from third parties who we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

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

          To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. As of March 31, 2004 the remaining forward sale agreements had an aggregate notional value of $81.7 million and an aggregate fair value of $76,000. During the three months ended March 31, 2004, we settled one of the forward sales agreements for 1.0 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $10.5 million. Settlement of the remaining forward sale agreements will result in additional 2004 gains of approximately $14.9 million

Critical Accounting Policies

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

     Internal Cost Capitalization

          We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate”.

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

     Capital Expenditures and Depreciable Lives

          We incur costs relating to redevelopment initiatives, revenue enhancing and expense reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we estimate value of the land, building and fixtures assuming the property is vacant and then allocate costs to the intangible value of the existing lease agreements. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

          Determining whether expenditures meet the criteria for capitalization, the assignment of depreciable lives and determining the appropriate amounts to allocate between tangible and intangible assets for property acquisitions requires our management to exercise significant judgment and is therefore considered a “significant accounting estimate.”

     Pursuit Costs

          We incur costs relating to the potential acquisition of real estate, which we refer to as pursuit costs. To the extent that these costs are identifiable with a specific property and would be capitalized if the property were already acquired, the costs are accumulated by project and capitalized in the Other Asset section of the balance sheet. If these conditions are not met, the costs are expensed as incurred. Capitalized costs include but are not limited to earnest money, option fees, environmental reports, traffic reports, surveys, photos, blueprints, direct and incremental personnel costs and legal costs. Upon acquisition, the costs are included in the basis of the acquired property. When it becomes probable that a prospective acquisition will not be acquired, the accumulated costs for the property are charged to other expense on the statement of earnings in the period such a determination is made. Because of the inherent judgment involved in evaluating whether a prospective property will ultimately be acquired, we believe capitalizable pursuit costs are a “critical accounting estimate.”

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

Off Balance Sheet Arrangements

          Investments in entities that are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities consist of $91.3 million in real estate joint ventures, which generally consists of our percentage ownership in the GAAP equity of the joint ventures.

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

          SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million had principal payments that began in October 2003 with payment in full by February 2008. At March 31, 2004 the balance of this note was $3.3 million. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. For accounting purposes, we will not recognize the divestiture until our responsibilities for certain performance guarantees, which pertain to ongoing construction projects at the time of sale, expire. Principal and interest payments received prior to the recognition of this transaction as a divestiture will be recorded as a reduction to our investment basis, which is included in other assets in the accompanying condensed consolidated balance sheets.

          Prior to their sale, we extended approximately $54.7 million in performance bond guarantees relating to contracts entered into by CES and SMC, which are customary to the type of business in which these entities engage. As of March 31, 2004, $1.2 million of these performance bond guarantees were still outstanding, based upon information provided by these companies. Archstone-Smith, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Other than for projects pending at the time of sale and specifically agreed to by the company, we have not extended performance bond guarantees to either CES or SMC subsequent to their sale dates. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

          As part of the Smith Merger, we are required to indemnify the former Smith Partnership unitholders for any personal income tax expense resulting from the sale of certain high-rise properties acquired in the Smith Merger.

Contractual Commitments

          The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

                                                                     2005          2007       2009 thru
                                                       2004        and 2006      and 2008        2095          Total
                                                  -------------  ------------- ------------- ------------- --------------
Scheduled long-term debt maturities...............    $   68.2       $  686.5      $  977.3     $ 2,083.2      $ 3,815.2
Unsecured credit facilities (1)...................        54.0          150.0             -             -          204.0
Development and redevelopment expenditures........       430.8              -             -             -          430.8
Performance bond guarantees (2)...................        27.8            8.7             -           1.1           37.6
Lease commitments and other (3)...................         7.3            6.8          12.9         202.5          229.5
                                                  -------------  ------------- ------------- ------------- --------------
   Total..........................................    $  588.1       $  852.0      $  990.2     $ 2,286.8      $ 4,717.1
                                                  =============  ============= ============= ============= ==============

(1)     The $600 million unsecured facility matures on October 30, 2006, with a one-year extension option available at our discretion.
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

          As a result of our balance sheet management philosophy, we have managed our debt maturities to create a relatively level principal maturity schedule, without significant repayment obligations in any year. If current market conditions do not permit us to replace maturing debt at comparable interest rates, we are not exposed to significant portfolio level interest rate volatility due to the management of our maturity schedules. There have been no material changes to our market risk profile since December 31, 2003. See Item 7a in our 2003 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.

Item 4. Controls and Procedures

          An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of March 31, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to March 31, 2004, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          We are subject to the following claims in connection with moisture infiltration and resulting mold issues at high-rise properties in Southeast Florida.

          Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the “Henriques Claim”), in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. We have reached a court-approved settlement with the plaintiffs in this matter. The case alleged that water infiltration and resulting mold contamination at the property had been caused by faulty air-conditioning and had resulted in both personal injuries to the plaintiffs and damage to their property. Based on the settlement, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. Not all plaintiffs have accepted the court-approved settlement, and some of these individuals have filed separate lawsuits. We are in the process of determining the merits of their claims and therefore, potential legal fees and damages associated with these claims are not contemplated in our current accrual. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Quarterly Report for further discussion regarding this accrual.

          Santos, et al. v. Archstone-Smith Operating Trust et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. Although we believe this case to be without merit, we are currently in settlement discussions with the individuals who have retained counsel. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Quarterly Report for further discussion regarding this accrual.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the A-1 Common Units that were repurchased for either cash or A-2 Common Units:

                                                                Total Number of
                                                                Units Purchased          Maximum Approximate
                                Number of       Average           as Part of            Dollar Value That May
                                  Units       Price Paid          Publicily               Yet Be Purchased
       Period                   Purchased       per Unit       Announced Plan              Under the Plan
  -----------------          -------------- --------------- ----------------------- -----------------------------
  1/1/04-1/31/04                536,684       $  29.35                      -                         -
  2/1/04-2/29/04                108,729       $  28.00                      -                         -
  3/1/04-3/31/04                 10,296       $  27.35                      -                         -
                             --------------                 ----------------------
  Total                         655,709              -                      -
                             ==============                 ======================

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

     12.1     Computation of Ratio of Earnings to Fixed Charges

     12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions

     15.1     Letter from KPMG LLP dated May 7, 2004, regarding unaudited financial information

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

ARCHSTONE-SMITH OPERATING TRUST

BY:     /S/ R. SCOT SELLERS
R. Scot Sellers
Chief Executive Officer

BY:     /S/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

BY:     /S/ MARK A. SCHUMACHER
Mark A. Schumacher
Controller and Senior Vice President
(Principal Accounting Officer)

Date: May 7, 2004

EXHIBIT 12.1

ARCHSTONE-SMITH OPERATING TRUST

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollar amounts in thousands)

(Unaudited)

                                  Three Months Ended
                                      March 31,                             Twelve Months Ended December 31,
                               -------------------------   ------------ --------------------------------------------------
                                 2004(1)      2003(1)        2003(1)      2002(1)      2001(1)     2000(1)      1999(1)
                               ------------ ------------   ------------ ------------ ------------ ----------- ------------
Earnings from operations......   $ 36,390     $ 40,820       $ 170,467    $ 199,443    $156,688    $181,534    $ 192,864
Add:
   Interest expense...........     43,840       38,482         231,222      301,992     205,813     184,969      140,704
                               ------------ ------------   ------------ ------------ ------------ ----------- ------------
Earnings as adjusted..........   $ 80,230     $ 79,302       $ 401,689    $ 501,435   $ 362,501    $366,503    $ 333,568
                               ============ ============   ============ ============ ============ =========== ============

Fixed charges:
   Interest expense...........   $ 43,840     $ 38,482       $ 231,222    $ 301,992   $ 205,813    $184,969    $ 140,704
   Capitalized interest.......      5,915        5,906          26,854       32,377      29,186      37,079       41,099
                               ------------ ------------   ------------ ------------ ------------ ----------- ------------
     Total fixed charges......   $ 49,755     $ 44,388       $ 258,076    $ 334,369   $ 234,999    $222,048     $181,803
                               ============ ============   ============ ============ ============ =========== ============
Ratio of earnings to fixed
charges.......................        1.6          1.8             1.6          1.5         1.5         1.7          1.8
                               ============ ============   ============ ============ ============ =========== ============

(1)  Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 12.2

ARCHSTONE-SMITH OPERATING TRUST

COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES

AND PREFERRED UNIT DISTRIBUTIONS

(Dollar amounts in thousands)

(Unaudited)

                                                         Three Months Ended
                                                              March 31,                            Twelve Months Ended December 31,
                                                       ------------------------------------------------------------------------------------
                                                         2004(1)     2003(1)    2003(1)      2002(1)     2001(1)     2000(1)      1999(1)
                                                       ----------- ----------- ----------- ----------- ------------ ---------- ------------
Earnings from operations............................     $ 36,390    $ 40,820   $170,467     $199,443    $156,688    $181,534    $192,864
Add:
    Interest expense................................       43,840      38,482    231,222      301,992     205,813     184,969     140,704
                                                       ----------- ----------- ---------- ------------ ------------ ---------- -----------
Earnings as adjusted................................     $ 80,230    $ 79,302   $401,689     $501,435   $ 362,501    $366,503    $333,568
                                                       =========== =========== =========== =========== ============ ========== ============

Combined fixed charges and Preferred Unit
distributions:
    Interest expense................................     $ 43,840    $ 38,482   $231,222     $301,992   $ 205,813    $184,969    $140,704
    Capitalized interest............................        5,915       5,906     26,854       32,377      29,186      37,079      41,099
                                                       ----------- ----------- ----------- ----------- ------------ ---------- ------------
     Total fixed charges............................       49,755      44,388    258,076      334,369     234,999     222,048     181,803
                                                       ----------- ----------- ----------- ----------- ------------ ---------- ------------
    Preferred Unit distributions....................        4,447       8,358     26,153       34,309      25,877      25,340      23,733
                                                       ----------- ----------- ----------- ----------- ------------ ---------- ------------
Combined fixed charges and Preferred Unit
distributions.......................................     $ 54,202    $ 52,746   $284,229     $368,678    $260,876    $247,388    $205,536
                                                       =========== =========== =========== =========== ============ ========== ============
Ratio of earnings to combined fixed charges and
    Preferred Unit distributions....................          1.5         1.5        1.4          1.4         1.4         1.5         1.6
                                                       =========== =========== =========== =========== ============ ========== ============

(1)   Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 15.1

The Board of Trustees
Archstone-Smith Operating Trust:

Re: Registration Statements Nos. 333-89164 (Form S-3) and 333-114394 (Form S-3).

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated April 23, 2004, related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the “Act”), such report is not considered a part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Denver, Colorado
April 23, 2004

EXHIBIT 31.1

CERTIFICATIONS

I, R. Scot Sellers, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Archstone-Smith Operating Trust (the "registrant").

2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             b)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c)          Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function);

             a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

             b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

BY:     /S/ R. SCOT SELLERS
R. Scot Sellers
Chief Executive Officer

Date: May 7, 2004

EXHIBIT 31.2

CERTIFICATIONS

I, Charles E. Mueller, Jr., certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Archstone-Smith Operating Trust (the "registrant").

2.        Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

             a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

             b)         Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             c)          Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent function);

             a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

             b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

BY:     /S/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2004

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Executive Officer of Archstone-Smith Operating Trust, a Maryland real estate investment trust (the Issuer), hereby certifies that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended March 31, 2004, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: May 7, 2004

By: /S/ R. SCOT SELLERS
R. Scot Sellers
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Financial Officer of Archstone-Smith Operating Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies, that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended March 31, 2004, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

/S/ CHARLES E. MUELLER, JR.
Charles E. Mueller
Chief Financial Officer

Date: May 7, 2004