Form 10-Q
period 2004-06-30
ARCHSTONE SMITH OPERATING TRUST
filed 2004-08-06
CIK 80737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   [X]   No   [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes   [X]   No   [  ]

     At August 2, 2004, there were approximately 23,375,000 Class A-1 Common Units outstanding held by non-affiliates.

		Page
Item	Description	Number
	PART 1
1.	Financial Statements	3
	Condensed Consolidated Balance Sheets – June 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Earnings – Three and six months ended June 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income – Six months ended June 30, 2004 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2004 and 2003 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
	Independent Accountants’ Review Report	18
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
3.	Quantitative and Qualitative Disclosures About Market Risk	32
4.	Controls and Procedures	32
	PART II
1.	Legal Proceedings	33
2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity	34
6.	Exhibits and Reports on Form 8-K	34
Amendment to 2001 Long-Term Incentive Plan
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
Letter from KPMG-LLP dated July 19, 2004
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone-Smith Operating Trust

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Real estate	$8,560,727	$8,166,131
Real estate – held for sale	907,756	833,049
Less accumulated depreciation	723,412	648,982

	8,745,071	8,350,198
Investments in and advances to unconsolidated entities	77,690	86,367

Net investments	8,822,761	8,436,565
Cash and cash equivalents	7,939	5,230
Restricted cash in tax-deferred exchange escrow	17,429	180,920
Other assets	211,470	298,980

Total assets	$9,059,599	$8,921,695

LIABILITIES AND EQUITY
Liabilities:
Unsecured credit facilities	$310,633	$103,790
Long-Term Unsecured Debt	1,828,218	1,871,965
Mortgages payable	1,873,336	1,832,861
Mortgages payable – held for sale	95,407	94,764
Accounts payable, accrued expenses and other liabilities	278,356	281,212

Total liabilities	4,385,950	4,184,592

Minority interest	2,158	11,510

Other common unit holders’ interest, at redemption value (A-1 and B Common Units: 23,958,972 in 2004 and 25,301,069 in 2003)	702,717	707,924

Unitholders’ equity:
Convertible Preferred Units	50,000	50,000
Perpetual Preferred Units	159,245	160,120
Common unitholders’ equity (A-2 Common Units: 195,073,827 in 2004 and 194,762,263 in 2003)	3,759,973	3,793,314
Accumulated other comprehensive (loss)/income	(444)	14,235

Total unitholders’ equity	3,968,774	4,017,669

Total liabilities and unitholders’ equity	$9,059,599	$8,921,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental revenues	$223,302	$202,233	$438,032	$401,110
Other income	5,209	4,541	8,906	10,857

	228,511	206,774	446,938	411,967

Expenses:
Rental expenses	56,618	49,727	111,804	99,480
Real estate taxes	22,318	17,293	44,018	37,026
Depreciation on real estate investments	53,173	41,961	103,307	83,473
Interest expense	44,128	37,311	87,717	76,774
General and administrative expenses	12,092	12,775	24,525	25,642
Other expenses	1,278	25,332	2,614	29,540

	189,607	184,399	373,985	351,935

Earnings from operations	38,904	22,375	72,953	60,032
Minority interest	—	2	352	74
Income/(loss) from unconsolidated entities	7,354	(1,161)	12,630	(706)
Other non-operating income	9,951	—	20,461	—

Earnings before discontinued operations	56,209	21,216	106,396	59,400
Earnings from discontinued apartment communities	34,862	53,271	98,637	112,945

Net earnings	91,071	74,487	205,033	172,345
Preferred Unit distributions	(4,459)	(7,251)	(8,906)	(15,609)

Net earnings attributable to Common Units – Basic	$86,612	$67,236	$196,127	$156,736

Weighted average Common Units outstanding – Basic	219,845	210,133	219,962	208,518

Weighted average Common Units outstanding – Diluted	220,791	210,730	223,481	209,021

Earnings per Common Unit– Basic:
Earnings before discontinued operations	$0.23	$0.07	$0.44	$0.21
Discontinued operations, net	0.16	0.25	0.45	0.54

Net earnings	$0.39	$0.32	$0.89	$0.75

Earnings per Common Unit – Diluted:
Earnings before discontinued operations	$0.23	$0.07	$0.44	$0.21
Discontinued operations, net	0.16	0.25	0.45	0.54

Net earnings	$0.39	$0.32	$0.89	$0.75

Distributions paid per Common Unit	$0.43	$0.4275	$0.86	$0.855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’
Interest and Comprehensive Income

Six Months Ended June 30, 2004

(In thousands)
(Unaudited)

	Convertible	Perpetual
	Preferred	Preferred
	Units at	Units at		Accumulated		Other
	Aggregate	Aggregate	Common	Other	Total	Common
	Liquidation	Liquidation	Unitholders’	Comprehensive	Unitholders’	Unitholders’
	Preference	Preference	Equity	Income/(Loss)	Equity	Interest	Total
Balances at December 31, 2003	$50,000	$160,120	$3,793,314	$14,235	$4,017,669	$707,924	$4,725,593
Comprehensive income:
Net earnings	—	—	180,234	—	180,234	24,799	205,033
Change in fair value of cash flow hedges	—	—	—	1,403	1,403	—	1,403
Change in fair value of marketable securities	—	—	—	(16,082)	(16,082)	—	(16,082)

Comprehensive income attributable to Common Units							190,354

Preferred Unit distributions	—	—	(8,906)	—	(8,906)	—	(8,906)
Common Units distributions	—	—	(169,544)	—	(169,544)	(21,616)	(191,160)
A-1 Common Units converted into A-2 Common Units	—	—	34,064	—	34,064	(34,064)	—
A-2 Common Unit repurchases	—	—	(84,566)	—	(84,566)	—	(84,566)
Preferred Unit repurchases	—	(875)	—	—	(875)	—	(875)
Exercise of options	—	—	29,129	—	29,129	—	29,129
Issuance of A-1 Common Units	—	—	—	—	—	10,788	10,788
Issuance of A-2 Common Units	—	—	4,502	—	4,502	—	4,502
Adjustment to redemption value		—	(14,886)	—	(14,886)	14,886	—
Other, net	—	—	(3,368)	—	(3,368)	—	(3,368)

Balances at June 30, 2004	$50,000	$159,245	$3,759,973	$(444)	$3,968,774	$702,717	$4,671,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net earnings	$205,033	$172,345
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	111,640	105,299
Gains on dispositions of depreciated real estate, net	(93,482)	(101,184)
Gains on sale of marketable equity securities and property management business	(20,461)	—
Provision for possible loss on real estate investments	—	3,714
Minority interest	(352)	(74)
Equity in earnings/loss from unconsolidated entities	(12,630)	706
Change in other assets	(8,682)	(3,232)
Change in accounts payable, accrued expenses and other liabilities	(16,488)	(18,870)
Other, net	(4,826)	(2,530)

Net cash flow provided by operating activities	159,752	156,174

Investing activities:
Real estate investments, net	(581,739)	(234,765)
Advances to (distributions from) to unconsolidated entities, net	26,958	7,517
Proceeds from dispositions, net of closing costs	272,339	513,302
Change in tax-deferred exchange escrow	163,491	(74,140)
Other, net	83,436	(38,129)

Net cash flow (used in)/provided by investing activities	(35,515)	173,785

Financing activities:
Payments on Long-Term Unsecured Debt	(40,450)	(138,750)
Proceeds from Long-Term Unsecured Debt	—	247,225
Principal prepayment of mortgages payable, including prepayment penalties	(56,468)	(64,892)
Regularly scheduled principal payments on mortgages payable	(6,396)	(6,093)
Proceeds from mortgage notes payable	32,003	38,432
Proceeds from/(prepayment on) unsecured credit facilities, net	206,843	(241,763)
Proceeds from Common Units issued under DRIP and employee stock options	29,129	44,705
Repurchase of Common Units and Preferred Units	(85,441)	(13,402)
Cash distributions paid on Common Units	(191,160)	(179,337)
Cash distributions paid on Preferred Units	(8,906)	(17,837)
Other, net	(682)	(2,167)

Net cash flow (used in) financing activities	(121,528)	(333,879)

Net change in cash and cash equivalents	2,709	(3,920)
Cash and cash equivalents at beginning of period	5,230	12,846

Cash and cash equivalents at end of period	$7,939	$8,926

Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for real estate	$10,788	$—
A-1 Common Units converted to A-2 Common Units	34,064	15,422
Assumption of mortgages payable upon purchase of apartment communities	74,900	195,637
B Common Units issued in exchange for real estate	—	8,730
A-2 Common Units issued in exchange for real estate	4,502	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements

June 30, 2004 and 2003
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

Business

     Archstone-Smith is structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owns approximately 89.1% of the Operating Trust’s outstanding Common Units; the remaining 10.9% are owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential.

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Real Estate Depreciation

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

Stock-Based Compensation

     As of June 30, 2004, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During the six months ended June 30, 2004, we granted approximately 300,000 Restricted Share Units and 647,000 stock options. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings attributable to Common Units – Basic	$86,612	$67,236	$196,127	$156,736
Add: Stock-based employee compensation expense included in reported net earnings	71	—	146	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(504)	(419)	(996)	(916)

Pro forma net earnings attributable to Common Units – Basic	$86,179	$66,817	$195,277	$155,820

Net earnings per Common Unit:
Basic – as reported	$0.39	$0.32	$0.89	$0.75

Basic – pro forma	$0.39	$0.32	$0.89	$0.75

Diluted – as reported	$0.39	$0.32	$0.89	$0.75

Diluted – pro forma	$0.39	$0.32	$0.88	$0.75

Weighted average risk-free interest rate	3.48%	3.54%	3.48%	3.54%
Weighted average dividend yield	6.92%	6.74%	6.92%	6.74%
Weighted average volatility	15.33%	19.58%	15.33%	19.58%
Weighted average expected option life	5.0 years	5.0 years	5.0 years	5.0 years

     Reclassifications

     Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

     Comprehensive Income

     Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Unitholders’ Equity and Comprehensive Income. Other comprehensive income reflects unrealized holding gains and losses on the available-for-sale investments and changes in the fair value of effective cash flow hedges.

     Our accumulated other comprehensive income for the six months ended June 30, 2004 was as follows (in thousands):

	Net
	Unrealized		Accumulated
	Gains on		Other
	Marketable	Cash Flow	Comprehensive
	Securities	Hedges	Income/(Loss)
Balance at December 31, 2003	$23,808	$(9,573)	$14,235
Net unrealized holding gains arising during period	875	—	875
Change in fair value of cash flow hedges	—	1,403	1,403
Less: reclassification adjustments for realized net gains	(16,957)	—	(16,957)

Balance at June 30, 2004	$7,726	$(8,170)	$(444)

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

Per Unit Data

     Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings per Common Unit for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reconciliation of numerator between basic and diluted net earnings per Common Unit (1):
Net earnings attributable to Common Units – Basic	$86,612	$67,236	$196,127	$156,736
Dividends on Convertible Preferred Units	—	—	2,208	—

Net earnings attributable to Common Units – Diluted	$86,612	$67,236	$198,335	$156,736

Reconciliation of denominator between basic and diluted net earnings per Common Unit (1):
Weighted average number of Common Units outstanding – Basic	219,845	210,133	219,962	208,518
Assumed conversion of Convertible Preferred Units into Common Units	—	—	2,583	—
Assumed exercise of options	946	597	936	503

Weighted average number of Common Units outstanding – Diluted	220,791	210,730	223,481	209,021

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2) Real Estate

   Investments in Real Estate

     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	June 30, 2004		December 31, 2003
	Investment	Units (1)	Investment	Units (1)
Apartment Communities:
Operating communities	$8,422,668	63,954	$8,067,075	63,848
Communities under construction	256,188	2,235	301,634	2,607
Development communities In Planning:
Owned	72,393	1,533	95,911	2,633
Under control (2)	—	—	—	112

Total development communities In Planning	72,393	1,533	95,911	2,745

Total Operating Trust apartment communities	8,751,249	67,722	8,464,620	69,200
Ameriton apartment communities	637,479	5,844	494,338	5,646
Land	39,508	—	9,648	—
Other	40,247	—	30,574	—

Total real estate	$9,468,483	73,566	$8,999,180	74,846

(1) Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2) We had no developments Under Control as of June 30, 2004 and $1.1 million as of December 31, 2003, as is reflected on the “Other assets” caption of our Balance Sheets.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2003	$8,999,180
Acquisition-related expenditures	496,831
Redevelopment expenditures	17,345
Recurring capital expenditures	18,625
Development expenditures, excluding land acquisitions	154,220
Dispositions	(208,045)

Net apartment community activity	9,478,156
Change in other real estate assets	(9,673)

Balance at June 30, 2004	$9,468,483

     At June 30, 2004, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $402.8 million, of which $362.3 million related to communities under construction.

(3) Discontinued Operations

     The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

     Consistent with our capital recycling program, we had 16 operating apartment communities, representing 7,805 units, classified as held for sale under the provisions of SFAS 144, at June 30, 2004. Accordingly, we have classified the operating earnings from these 16 properties within discontinued operations for the three and six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, we sold eight REIT and Ameriton operating communities. The operating results of these eight communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003 we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and six months ended June 30, 2003. The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2004	2003	2004	2003
Rental revenues	$23,115	$58,062	$47,280	$123,214
Rental expenses	(8,290)	(22,017)	(16,932)	(42,446)
Real estate taxes	(2,931)	(4,752)	(6,047)	(11,872)
Depreciation on real estate investments	(1,365)	(8,095)	(5,002)	(18,512)
Interest expense(1)	(6,653)	(17,031)	(13,236)	(33,018)
Provision for possible loss on real estate investments	—	—	—	(3,714)
Debt extinguishment costs related to dispositions	—	(1,733)	(908)	(1,891)
Gains on disposition of taxable REIT subsidiary real estate investments, net	1,817	8	14,513	7,619
Gains on dispositions of REIT real estate investments, net.	29,169	48,829	78,969	93,565

Earnings from discontinued apartment communities	$34,862	$53,271	$98,637	$112,945

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $5.1 million and $13.0 million for the three months ended June 30, 2004 and 2003, and $9.7 million and $24.2 million for the six months ended June 30, 2004 and 2003, respectively.

(4) Investments in and Advances to Unconsolidated Entities

   Real Estate Joint Ventures

     We have investments in entities that we account for using the equity method. At June 30, 2004, the investment balance consisted of $52.1 million in our joint ventures and $25.6 million in Ameriton joint ventures. At December 31, 2003, the investment balance consisted of $42.9 million in our joint ventures and $43.5 million in Ameriton joint ventures.

(5) Borrowings

   Unsecured Credit Facilities

     The following table summarizes our $600 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

	As of and for the	As of and for the
	Six Months	Year Ended
	Ended	December 31,
	June 30, 2004	2003
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	265,000	97,000
Outstanding letters of credit under this facility	950	1,050
Weighted average daily borrowings	107,363	231,354
Maximum borrowings outstanding during the period	270,000	511,500
Weighted average daily nominal interest rate	1.46%	1.95%
Weighted average daily effective interest rate	2.16%	2.55%

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.60% to 1.90% during the six months ended June 30, 2004. There were $45.6 million and $6.8 million of borrowings outstanding under this agreement at June 30, 2004 and December 31, 2003, respectively.

Long-Term Unsecured Debt

     Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

		Effective	Balance at	Balance at	Average
	Coupon	Interest	June 30,	December 31,	Remaining
Type of Debt	Rate (1)	Rate (2)	2004	2003	Life (Years)
Long-term unsecured senior notes	6.33%	6.52%	$1,752,263	$1,771,167	5.0
Unsecured tax-exempt bonds	1.62%	1.88%	75,955	100,798	18.9

Total/average	6.14%	6.33%	$1,828,218	$1,871,965	5.5

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

   Mortgages payable

     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

	Effective Interest	Principal Balance (2) at		Average Remaining
Type of Mortgage	Rate (1)	June 30, 2004	December 31, 2003	Life (Years)
Conventional fixed rate (3)	6.45%	$1,474,013	$1,511,277	5.6
Tax-exempt floating rate	1.91%	392,893	317,351	19.7
Conventional floating rate	2.71%	21,705	21,705	4.4
Construction loans	3.88%	59,451	56,129	0.7
Other	5.02%	20,681	21,163	19.0

Total/average mortgage debt	5.42%	$1,968,743	$1,927,625	8.4

(1)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of June 30, 2004.

(2)	Includes net fair market value adjustment recorded in connection with the Smith Merger of $53.2 million and $58.5 million at June 30, 2004 and December 31, 2003, respectively.

(3)	Includes a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae’s approval.

     The change in mortgages payable, including properties classified as held for sale, during the three months ended June 30, 2004 consisted of the following (in thousands):

Balance at December 31, 2003	$1,927,625
Regularly scheduled principal amortization	(6,396)
Prepayments, final maturities and other	(59,389)
Mortgage assumptions related to property acquisitions	74,900
Proceeds from mortgage notes payable	32,003

Balance at June 30, 2004	$1,968,743

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

   Other

     The book value of total assets pledged as collateral for mortgage loans and other obligations at June 30, 2004 and December 31, 2003 was $3.9 billion and $3.8 billion, respectively. Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three and six months ended June 30, 2004.

     For the six months ended June 30, 2004 and 2003, the total interest paid on all outstanding debt was $114.3 million and $125.9 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the six months ended June 30, 2004 and 2003 was $11.3 million and $11.5 million, respectively.

(6) Distributions to Unitholders

     The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended March 31 and June 30, 2004 and the annualized distributions we expect to pay for 2004:

	Quarterly	Annualized
	Cash	Cash
	Distributions	Distributions
	Per Unit	Per Unit
Common Units and A-1 Units	$0.4300	$1.72
Series D Preferred Units (1)	0.5475	1.31
Series E Preferred Units (2)	0.5225	2.09
Series F Preferred Units (3)	0.5075	1.51
Series G Preferred Units	0.5400	2.16
Series I Preferred Units (4)	1,915	7,660
Series K Preferred Units (5)	0.8500	3.40
Series L Preferred Units	0.8500	3.40

(1)	In July 2004, we called the Series D Preferred Units for redemption in the third quarter of 2004.

(2)	In accordance with the terms of the securities, we intend to repurchase the Series E Preferred Units in three tranches: 520 units in August 2004, 400 units in November 2004 and 200 units on February 2005.

(3)	In accordance with the terms of the securities, we intend to repurchase the Series F Preferred Units in September 2004.

(4)	Series I Preferred Units have a par value of $100,000 per share.

(5)	The company intends to redeem the Series K Preferred Units, which we anticipate will result in a conversion into Common Units during the fourth quarter of 2004

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

     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$119,775	$120,073	$238,033	$240,117
High-rise properties	76,011	76,464	150,611	150,955
Non Same-Store:
Garden communities	18,328	2,552	32,937	4,051
High-rise properties	8,320	2,372	14,918	4,515
Other non-reportable operating segment revenues	6,077	5,313	10,439	12,329

Total segment and consolidated revenues	$228,511	$206,774	$446,938	$411,967

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reportable apartment communities segment NOI:
Garden communities	$89,610	$83,205	$175,800	$165,060
High-rise properties	53,958	51,357	105,082	98,338
Other non-reportable operating segment NOI	798	651	1,328	1,206

Total segment and consolidated NOI	144,366	135,213	282,210	264,604

Reconciling items:
Other income	5,209	4,541	8,906	10,857
Depreciation on real estate investments	(53,173)	(41,961)	(103,307)	(83,473)
Interest expense	(44,128)	(37,311)	(87,717)	(76,774)
General and administrative expenses	(12,092)	(12,775)	(24,525)	(25,642)
Other expenses	(1,278)	(25,332)	(2,614)	(29,540)

Consolidated earnings from operations	$38,904	$22,375	$72,953	$60,032

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

	June 30,	December 31,
	2004	2003
Reportable operating communities segment assets:
Same-Store:
Garden communities	$3,283,168	$3,586,989
High-rise properties	2,743,048	2,466,129
Non Same-Store:
Garden communities	1,868,445	1,195,470
High-rise properties	770,802	1,072,039
Other non-reportable operating segment assets	79,608	29,571

Total segment assets	8,745,071	8,350,198

Reconciling items:
Investment in and advances to unconsolidated entities	77,690	86,367
Cash and cash equivalents	7,939	5,230
Restricted cash in tax deferred exchange escrow	17,429	180,920
Other assets	211,470	298,980

Consolidated total assets	$9,059,599	$8,921,695

     Total capital expenditures for garden communities were $10.2 million and $15.8 million for the three and six months ended June 30, 2004, and $10.9 million and $16.9 million for the same periods of 2003, respectively. Total capital expenditures for high-rise properties were $13.4 million and $22.1 million for the three and six months ended June 30, 2004 and $28.8 million and $39.1 million for the same periods of 2003, respectively.

(8) Litigation and Contingencies

     We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the named plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

     We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the six months ended June 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are still in discussions with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we are continuing to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

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

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Concluded)

(9) Derivatives and Hedging Activities

     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities, the last of which settled in July 2004. We have designated these forward sales as fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

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

     To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. As of June 30, 2004 the remaining forward sale agreements had an aggregate notional value of $46.1 million and an aggregate fair value of zero. During the six months ended June 30, 2004, we settled two of the forward sales agreements for approximately 1.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $17.2 million. The total net proceeds from the sale were $97.0 million, with the marketable securities basis determined using the average costs of the securities. Settlement of the remaining forward sale agreements during July 2004 will result in additional gains of approximately $7.7 million during the third quarter of 2004.

     During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. As of June 30, 2004, the aggregate fair value of the swap agreements was negative $4.6 million.

(10) Subsequent Event

     During August 2004, we issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of market value of total assets as defined, using a capitalization rate of 7.5% for stabilized operating assets.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Trustee and Unitholders
Archstone-Smith Operating Trust:

     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of earnings for the three and six month periods ended June 30, 2004 and 2003, the condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income for the six month period ended June 30, 2004 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.

     We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Operating Trust as of December 31, 2003, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado
July 19, 2004

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

   The Company

     We are engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is our sole trustee and owns 89.1% of our Common Units at June 30, 2004.

   Results of Operations

   Overview

     In conjunction with our capital recycling strategy, rental revenues and rental expenses, including real estate taxes, will fluctuate based upon the timing and volume of dispositions, acquisitions and development lease-ups. Accordingly, our results are not only driven by the performance of our operating portfolio, but also by gains/losses from the disposition of real estate, the corresponding loss of ongoing income from assets sold, and increased income generated from acquisitions and developments. These factors all contribute to the overall financial performance of the company.

   Quarter-to-Date Net Earnings Analysis

     Basic net earnings attributable to Common Units increased $19.4 million, or 28.8%, for the three months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

•	Non-operating income of $10.0 million, from the settlement of a forward contract on marketable equity securities resulting in a gain of $6.7 million, and a gain of $3.3 million from the disposition of our property management business during the three months ended June 30, 2004;

•	The collection and recognition of $3.1 million related to the settlement of an ongoing Consolidated Engineering Services (“CES”) lawsuit during the three months ended June 30, 2004;

•	An $8.5 million increase in income from unconsolidated entities, primarily related to the recognition of contingent proceeds associated with the expiration of certain indemnifications related to the sale of CES, which was sold in 2002, and increased gains from the sale of joint venture operating assets during the three months ended June 30, 2004;

•	A $24.1 million decrease in other expenses primarily due to moisture infiltration and resulting mold- related expenses recognized during 2003;

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $438.2 million and $508.9 million in asset acquisitions that occurred during the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively, as well as the continued lease-up of new development projects; and

•	A $2.8 million reduction in Preferred Unit distributions due to the conversion of Series A and H Preferred Units during 2003. These conversions eliminated the impact of the related preferred unit distributions on our fixed charge coverage ratio.

     These increases were partially offset by:

•	A $17.9 million decrease in gains from the sale of depreciable real estate during the three months ended June 30, 2004, consistent with an overall reduction in our disposition activity;

•	A 0.4% decrease in Same-Store rental revenues primarily due to lower effective rent per unit and other income during the second quarter of 2004 primarily due to revenue declines in non-core markets in addition to the San Francisco Bay area, Boston and Chicago;

•	A 6.1% increase in expenses from our Same-Store portfolio for the three months ended June 30, 2004, primarily due to increases in real estate taxes and insurance; and

•	The loss of rental revenues and a corresponding decrease in rental expenses due to $265.5 million and $1.6 billion in total dispositions, by the REIT and Ameriton, in the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively.

     Year-to-Date Net Earnings Analysis

     Basic net earnings attributable to Common Shares increased $39.4 million, or 25.1%, during the six months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

•	Non-operating income of $20.5 million, from the sale and settlement of forward contracts on marketable equity securities resulting in a gain of $17.2 million, and a $3.3 million gain from the disposition of our property management business during the six months ended June 30, 2004;

•	The collection and recognition of $3.1 million related to the settlement of an ongoing CES lawsuit during 2004;

•	A $13.3 million increase in income from unconsolidated entities, primarily related to the recognition of contingent proceeds associated with the expiration of certain indemnifications related to the sale of CES, which was sold in 2002, and increased gains from the sale of joint venture operating assets during the six months ended June 30, 2004;

•	A $26.9 million decrease in other expenses primarily due to moisture infiltration and resulting mold- related expenses recognized during 2003;

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $438.2 million and $508.9 million in asset acquisitions that occurred during the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively, as well as the continued lease-up of new development projects; and

•	A $6.7 million reduction in Preferred Unit distributions due to the conversion of Series A and H Preferred Units during 2003. These conversions eliminated the impact of the related preferred unit distributions on our fixed charge coverage ratio.

     These increases were partially offset by:

•	A $7.7 million decrease in gains from the sale of depreciable real estate during the three months ended June 30, 2004, consistent with an overall reduction in our disposition activity;

•	A 0.6% decrease in Same-Store rental revenues primarily due to lower effective rent per unit and other income during the six months ended June 30, 2004 primarily due to revenue declines in non-core markets in addition to the San Francisco Bay area, Boston and Chicago;

•	A 4.1% increase in expenses from our Same-Store portfolio for the six months ended June 30, 2004, primarily due to increases in real estate taxes and insurance; and

•	The loss of rental revenues and a corresponding decrease in rental expenses due to $265.5 million and $1.6 billion in total dispositions, by the REIT and Ameriton, in the six months ended June 30, 2004 and the twelve months ended December 31, 2003, respectively.

   Apartment Community Operations

     We utilize net operating income (NOI) as the primary measure to evaluate the performance of our operating communities. NOI is defined as rental revenues less rental expenses and real estate taxes for each of our operating properties. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. The following is a reconciliation of NOI to earnings from operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net operating income	$144,366	$135,213	$282,210	$264,604
Other income	5,209	4,541	8,906	10,857
Depreciation on real estate investments	(53,173)	(41,961)	(103,307)	(83,473)
Interest expense	(44,128)	(37,311)	(87,717)	(76,774)
General and administrative expenses	(12,092)	(12,775)	(24,525)	(25,642)
Other expense	(1,278)	(25,332)	(2,614)	(29,540)

Earnings from operations	$38,904	$22,375	$72,953	$60,032

     At June 30, 2004, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Variance	2004	2003	Variance
Rental revenues:
Garden communities	$138,103	$122,625	$15,478	$270,970	$244,168	$26,802
High-rise properties	84,331	78,836	5,495	165,529	155,470	10,059
Non-multifamily	868	772	96	1,533	1,472	61

Total revenues	223,302	202,233	21,069	438,032	401,110	36,922

Operating expenses:
Garden communities	48,493	39,420	9,073	95,170	79,108	16,062
High-rise properties	30,373	27,479	2,894	60,447	57,132	3,315
Non-multifamily	70	121	(51)	205	266	(61)

Total operating expenses	78,936	67,020	11,916	155,822	136,506	19,316

Net operating income:
Garden communities	89,610	83,205	6,405	175,800	165,060	10,740
High-rise properties	53,958	51,357	2,601	105,082	98,338	6,744
Non-multifamily	798	651	147	1,328	1,206	122

Total net operating income	144,366	135,213	9,153	282,210	264,604	17,606

NOI classified as discontinued operations	11,894	31,293	(19,399)	24,301	68,896	(44,595)

NOI including discontinued operations	$156,260	$166,506	$(10,246)	$306,511	$333,500	$(26,989)

Operating margin (NOI/rental revenues):
Garden communities	64.9%	67.9%	(3.0)%	64.9%	67.6%	(2.7)%
High-rise properties	64.0%	65.1%	(1.1)%	63.5%	63.3%	0.2%
Average occupancy during period:
Garden communities	94.4%	95.1%	(0.7)%	94.6%	95.1%	(0.5)%
High-rise properties	95.1%	92.4%	2.7%	95.1%	92.5%	2.6%

     The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during the three and six months ended June 30 for each respective comparison period (our Same-Store population excludes Ameriton properties, as they are acquired or developed to achieve short-term opportunistic gains and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT):

	Same-Store	Same-Store	Same-Store
	Revenue	Expense	NOI
	Growth/(Decline)	Growth/(Decline)	Growth/(Decline)
Q2 2004 vs. Q2 2003	(0.4%)	6.1%	(3.5%)
YTD 2004 vs. YTD 2003	(0.6%)	4.1%	(3.0%)

Quarter-to-Date NOI Analysis

     NOI increased by $9.2 million, or 6.8%, during the three months ended June 30, 2004 as compared to the same period during 2003. Of this increase, $6.4 million was derived from our garden communities and $2.6 million resulted from our high-rise portfolio.

     The $6.4 million increase in garden NOI during the three months ended June 30, 2004 as compared to June 30, 2003 was primarily attributable to:

•	The acquisition of 12 garden communities for approximately $750 million since the second quarter of 2003; and

•	The ongoing lease-up and stabilization of eight development communities.

     This increase was partially offset by a 3.1% decline in our garden Same-Store NOI on a quarter-to-date basis primarily due to:

•	Lower effective rent per unit resulting from continued weakness primarily in non-core markets in addition to the San Francisco Bay area, Boston and Chicago; and

•	A decline in garden operating margins, resulting from a 5.7% increase in Same-Store operating expenses. This increase resulted principally from higher real estate taxes and insurance.

     The $2.6 million increase in high-rise NOI during the three months ended June 30, 2004 as compared to June 30, 2003 was caused by:

•	The acquisition of two high-rise properties for approximately $200 million since the second quarter of 2003;

•	The continued lease-up and stabilization of a new Chicago high-rise development property in the prior year; and

•	Increased NOI contributions from certain Southeast Florida assets, which were undergoing redevelopment /remediation during the prior year.

     This increase was partially offset by a 4.3% decline in high-rise Same-Store NOI on a quarter-to-date basis primarily due to:

•	Lower effective rent per unit resulting from ongoing market weakness in Chicago and Boston; and

•	A decline in high-rise operating margins resulting from a 6.7% increase in Same-Store operating expenses primarily due to higher real estate taxes and insurance expense.

Year-to-Date NOI Analysis

     NOI increased by $17.6 million, or 6.7%, during the six months ended June 30, 2004 as compared to the same period during 2003. Of this increase, $10.7 million was derived from our garden communities and $6.7 million resulted from our high-rise portfolio.

     The $10.7 million increase in garden NOI during the six months ended June 30, 2004 as compared to June 30, 2003 was primarily attributable to the garden acquisitions and lease-ups described above, partially offset by a 3.8% decline in garden Same-Store NOI. This decline in Same-Store NOI was due to:

•	Lower effective rent per unit resulting from continued weakness in non-core markets in addition to the San Francisco Bay area, Boston and Chicago; and

•	A 5.3% increase in Same-Store operating expenses primarily due to higher real estate taxes and insurance expense.

     The $6.7 million increase in high-rise NOI during the six months ended June 30, 2004 as compared to June 30, 2003 was attributable to the high-rise acquisitions, lease-ups and redevelopments described above, partially offset by a 1.7% decline in high-rise Same-Store NOI. This decline in Same-Store NOI was due to:

•	Lower effective rent per unit resulting from continued weakness in Chicago and Boston; and

•	A 2.5% increase in Same-Store operating expenses primarily due to higher real estate taxes and personnel expense.

NOI including Discontinued Operations

     NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $10.2 million and $27.0 million during the three and six months ended June 30, 2004 as compared to the same periods during 2003, respectively. This net decrease in NOI was primarily attributable to:

•	The loss of NOI from the disposition of $265.5 million in operating assets, by the REIT and Ameriton, during the six months ended June 30, 2004;

•	The loss of NOI from the disposition of $1.6 billion of operating assets, by the REIT and Ameriton, during the twelve months ended December 31, 2003; and

•	A decline in Same-Store NOI of 3.5% and 3.0% for the three and six months ended June 30, 2004 compared to the same periods in prior year, respectively.

     This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described above, as well as an increase in NOI associated with assets classified as held-for-sale, as certain of these assets were either under redevelopment or in lease-up during the prior year.

   Other Income

     Other income increased $0.7 million, or 14.7%, for the three months ended June 30, 2004 as compared to the same period in 2003, principally due to the collection and recognition of $3.1 million from the settlement of an ongoing CES lawsuit during the three months ended June 30, 2004. This was partially offset by a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the three months ended June 30, 2003.

     The $2.0 million, or 18.0%, decrease during the six months ended June 30, 2004 as compared to the same period in 2003 is principally attributable to a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the six months ended June 30, 2003. This was partially offset by the collection and recognition of $3.1 million from the settlement of an ongoing CES lawsuit and $1.3 million in insurance recoveries which were recognized during the six months ended June 30, 2004.

   Depreciation Expense

     Depreciation expense increased $11.2 million, or 26.7%, and $19.8 million, or 23.8%, during the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. These increases are principally attributable to a greater number of operating assets classified within discontinued operations during the prior year, which resulted in a greater allocation of depreciation expense to discontinued operations during 2003 as compared to 2004.

     Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $4.5 million and $6.3 million during the three and six months ended June 30, 2004, as compared to the same period in 2003, respectively. These increases are principally attributable to the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions, which are amortized over the average life of the underlying lease. Depreciation expense also increased due to an increase in our overall depreciable basis due to the disposition of real estate assets with lower depreciable basis and the reinvestment of these proceeds into assets with higher basis.

   Interest Expense

     Interest expense increased $6.8 million, or 18.3%, and $10.9 million, or 14.3%, for the three and six months ended June 30, 2004 as compared to the same period in 2003, respectively. These increases are principally attributable to a greater number of operating assets classified within discontinued operations during the prior year, which resulted in a greater allocation of interest expense to discontinued operations during 2003 as compared to 2004. The portion of interest allocated to discontinued operations is based on the company’s leverage ratio.

     Including interest expense on properties reflected in discontinued operations, interest expense decreased $3.6 million, or 6.6%, and $8.8 million, or 8.1%, during the three and six months ended June 30, 2004, as compared to the same period in 2003, respectively. These decreases are primarily the result of a reduction in the weighted average debt rates during the three and six months ended June 30, 2004 and a reduction in our average debt balances during 2004 as compared to 2003 consistent with an overall reduction our leverage ratio.

   General and Administrative Expenses

     General and administrative expenses decreased $0.7 million, or 5.3%, and $1.1 million, or 4.4%, for the three and six months ended June 30, 2004 as compared to the same periods in 2003, respectively. These decreases are primarily attributable to lower payroll related costs due to severance paid in 2003 and the resulting lower headcount during 2004.

   Other Expenses

     The $24.1 million, or 95.0%, and $26.9 million, or 91.2%, decrease in other expenses for the three and six months ended June 30, 2004, as compared to the same period in 2003, respectively, is primarily due to lower moisture infiltration and resulting mold related expenses during the three and six months ended June 30, 2004, as well as a decrease in Ameriton income taxes.

   Income from Unconsolidated Entities

     Income from unconsolidated entities increased $8.5 million and $13.3 million during the three and six months ended June 30, 2004 as compared to the same periods during 2003, respectively, primarily due to the recognition of contingent proceeds from the expiration of certain indemnifications related to the sale of CES and gains from the sale of joint venture operating communities recognized during the three and six months ended June 30, 2004.

   Other Non-Operating Income

     Other non-operating income increased by $10.0 million and $20.5 million during the three and six months ended June 30, 2004 as compared to the same periods in 2003 due to the recognition of $6.7 million and $17.2 million in gains from the sale and settlement of marketable securities during the three and six months ended June 30, 2004, respectively. The three and six months ended June 30, 2004 also include a $3.3 million gain from the sale of our property management business. We had no non-operating income during the six months ended June 30, 2003.

   Preferred Unit Distributions

     The $2.8 million and $6.7 million decrease in Preferred Unit distributions for the three and six months ended June 30, 2004, respectively, is primarily due to the conversion of Series H Preferred Units into Common Units in May 2003, and the conversion of Series A Preferred Units into Common Units in December 2003. We expect our Preferred Unit distributions to further decrease as a result of the planned redemption of our Series D and Series F Preferred Units in the third quarter 2004, a portion of our Series E Preferred Units during the third and fourth quarters of 2004, and the redemption of our Series K Preferred Units, which we anticipate will result in a conversion into Common Units during the fourth quarter of 2004.

   Discontinued Operations

     The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

     Consistent with our capital recycling program, we had 16 operating apartment communities, representing 7,805 units, classified as held for sale under the provisions of SFAS 144, as of June 30, 2004. Accordingly, we have classified the operating earnings from these 16 properties within discontinued operations for the three and six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, we sold eight REIT and Ameriton operating communities. The operating results of these eight communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and six months ended June 30, 2003. The following is a summary of earnings from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rental revenues	$23,115	$58,062	$47,280	$123,214
Rental expenses	(8,290)	(22,017)	(16,932)	(42,446)
Real estate taxes	(2,931)	(4,752)	(6,047)	(11,872)
Depreciation on real estate investments	(1,365)	(8,095)	(5,002)	(18,512)
Interest expense (1)	(6,653)	(17,031)	(13,236)	(33,018)
Provision for possible loss on real estate investment	—	—	—	(3,714)
Debt extinguishment costs related to dispositions	—	(1,733)	(908)	(1,891)
Gains on disposition of taxable REIT subsidiary real estate investments, net	1,817	8	14,513	7,619
Gain on dispositions of REIT real estate investments, net	29,169	48,829	78,969	93,565

	$34,862	$53,271	$98,637	$112,945

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $5.1 million and $13.0 million for the three months ended June 30, 2004 and 2003, and $9.7 million and $24.2 million for the three months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate, and proceeds from the July 2004 settlement of marketable equity securities, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2004.

  Operating Activities

     Net cash flow provided by operating activities increased $3.6 million, or 2.3%, for the six months ended June 30, 2004 as compared to the same period of 2003. This increase was principally due to: (i) lower moisture infiltration and resulting mold-related expenses during the six months ended June 30, 2004 and (ii) lower interest expense due to a reduction in the weighted average debt rates and a reduction in the average debt balances during the six months ended June 30, 2004. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

   Investing and Financing Activities

     For the six months ended June 30, 2004, cash flows from investing activities decreased by $209.3 million, as compared to the same period in 2003. This was due to a $137.3 million decrease in net proceeds from the disposition of real estate assets during 2004 as compared to the same period of 2003. Additionally, we spent an additional $213.0 million for acquisitions and development activity during 2004 as compared to 2003. The disposition, acquisition and development amounts are net of tax-deferred exchange proceeds. The decrease is partially offset by proceeds from the sale of marketable securities during the six months ended June 30, 2004, which is included in “Other, net” in the accompanying Condensed Consolidated Statement of Cash Flows.

     Cash flows used in financing activities decreased by $212.4 million, or 63.6%, as compared to the same period in 2003. This decrease is primarily due to increased borrowings to finance a net increase in real estate investments during the six months ended June 30, 2004 as compared to the prior year, partially offset by a an increase in cash used to repurchase Common Units.

     Our most significant non-cash investing and financing activities during the six months ended June 30, 2004 and 2003 included: (i) the issuance of A-1 Common Units in exchange for real estate in 2004, (ii) the conversion of A-1 Common Units to A-2 Common Units in both 2004 and 2003, (iii) the assumption of mortgages payable upon the purchase of apartment communities in 2004 and 2003, and (iv) the issuance of A-2 Common Units in exchange for real estate in 2004.

   Scheduled Debt Maturities and Interest Payment Requirements

     We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year, which would impact our financial flexibility. As of June 30, 2004, we have approximately $66.4 million of long-term debt maturing during the remainder of 2004, $313.6 million maturing during 2005 and $356.4 million maturing during 2006.

     At August 2, 2004, we had $583.2 million of liquidity, including cash, restricted cash in escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 2.08%, 6.33% and 5.42%, respectively, during the three months ended June 30, 2004. These rates give effect to the impact of interest rate swaps and caps, as applicable.

     We were in compliance will all financial covenants pertaining to our debt instruments during the period ended June 30, 2004.

   Unitholder Distribution Requirements

     Based on anticipated distribution levels for 2004 and the number of units outstanding as of June 30, 2004, we anticipate that we will pay distributions of $391.8 million in the aggregate during 2004, which includes the planned redemption of our Series D Preferred Units, Series F Preferred Units, and a portion of our Series E Preferred Units, during the third and fourth quarter of 2004. This amount represents distributions on our Common Units and all our Preferred Units.

Planned Investments

     Following is a summary of unfunded planned investments as of June 30, 2004, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

		Planned Investments
	Units	Discretionary	Committed
Communities under redevelopment	3,144	$10,493	$40,487
Communities under construction	4,138	–	362,335
Communities In Planning and owned	2,282	388,639	–
Communities In Planning and Under Control	128	15,994	–
Community acquisitions under contract	1,285	300,152	–

Total	10,977	$715,278	$402,822

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities, as well as recurring expenditures to improve and maintain our established operating communities.

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2004 and 2005. We expect to start construction on approximately $100 — $250 million, based on Total Expected Investment, of REIT communities that are currently classified as In Planning during the remainder of 2004. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

   Funding Sources

     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and gains on dispositions during 2004 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $324.0 million in available capacity on our unsecured credit facilities, $27.2 million in tax-deferred exchange escrow and $232.0 million of cash on hand at August 2, 2004. In addition, we expect to complete the disposition of $700- $900 million of REIT operating communities during 2004.

     In April 2004, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. At August 2, 2004, Archstone-Smith and the Operating Trust had $1.2 billion available in shelf registered debt and equity securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.

   Other Contingencies and Hedging Activities

     We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the named plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

     We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the six months ended June 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are still in discussions with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we are continuing to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

     We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

     As a general matter, concern about indoor exposure to mold has been increasing, as such exposure has been alleged to have a variety of adverse effects on health. There has been an increasing number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. Whenever we receive a resident complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of indoor air quality experts. We are working proactively with all of our residents to resolve all moisture infiltration and mold-related issues. However, we can make no assurance that additional material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

     The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we may be required to use our own funds to resolve the issue, including litigation costs.

     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We are also exposed to price risk associated with changes in the fair value of certain equity securities. We have entered into forward sale agreements to protect against a reduction in the fair value of these securities, the last of which settled in July 2004. We have designated these forward sales as fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

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

     To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. As of June 30, 2004 the remaining forward sale agreements had an aggregate notional value of $46.1 million and an aggregate fair value of zero. During the six months ended June 30, 2004, we settled two of the forward sales agreements for approximately 1.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $17.2 million. The total net proceeds from the sale were $97.0 million, with the marketable securities basis determined using the average costs of the securities. Settlement of the remaining forward sale agreements during July 2004 will result in additional gains of approximately $7.7 million during the third quarter of 2004.

     During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. As of June 30, 2004, the aggregate fair value of these swap agreements was negative $4.6 million.

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

   Internal Cost Capitalization

     We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to prepare them for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development. Because the estimation of capitalizable internal costs requires management’s judgment, we believe internal cost capitalization is a “critical accounting estimate”.

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

     The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket as well as the asset type, age, and quality. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. We evaluate a real estate asset for potential impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

   Moisture Infiltration and Resulting Mold Remediation Costs

     Accounting for correction of moisture infiltration and mold remediation costs is considered a “critical accounting estimate” because significant judgment is required by management to determine when to record a liability, how much should be accrued as a liability, and whether such costs meet the criteria for capitalization.

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

Off Balance Sheet Arrangements

     Investments in entities that are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities consist of $77.7 million in real estate joint ventures, which generally consist of our percentage ownership in the equity of the joint ventures.

     CES is a service business that we acquired during the Smith Merger in 2001, which prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash, and we recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. Also excluded from the gain were liabilities for certain indemnifications that expired during June 2004. During the six months ended June 30, 2004 and 2003, we recognized $923,000 and $4.1 million related to the collection of accounts receivable over 120 days, respectively. During the six months ended June 30, 2004, we also recognized $3.2 million related to the expiration of certain indemnified liabilities recorded as part of the CES sale.

     SMC is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. During the second quarter of 2004, we recognized the divestiture since our responsibilities under the majority of outstanding performance guarantees, which pertain to ongoing construction projects at the time of sale, expired.

Contractual Commitments

     The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

		2005	2007	2009 thru
	2004	and 2006	and 2008	2095	Total
Scheduled long-term debt maturities	$66.4	$670.0	$976.7	$2,083.9	$3,797.0
Unsecured credit facilities (1)	45.6	265.0	—	—	310.6
Development and redevelopment expenditures	148.1	254.7	—	—	402.8
Performance bond guarantees (2)	17.0	16.4	—	1.2	34.6
Lease commitments and other (3)	7.3	6.8	12.9	202.5	229.5

Total	$284.4	$1,212.9	$989.6	$2,287.6	$4,774.5

(1)	The $600 million unsecured facility matures on October 30, 2006, with a one-year extension option available at our discretion.

(2)	The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for performance bond guarantees for CES and SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of CES and SMC.

(3)	Lease commitments relate principally to ground lease payments as of December 31, 2003. There have been no material changes since that date.

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

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of June 30, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2004, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Santos, et al. v. Archstone-Smith Operating Trust, et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. Although we believe this case to be without merit, we are currently in settlement discussions with the individuals who have retained counsel. Based on the status of these discussions, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Quarterly Report for further discussion regarding this accrual.

     Michel, et al., v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe this suit is without merit, and intend to vigorously contest the claims asserted in this litigation. No assurances can be given that this lawsuit, if adversely determined, will not have a material adverse effect on the company.

     Semidey, et al., v. Archstone-Smith Operating Trust, et al., was filed on June 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case made substantially the same allegations as those made in the Henriques claim and sought both injunctive relief and unspecified monetary and punitive damages. Although we were never served with this complaint, we have reached a settlement with a majority of the represented residents and therefore this complaint was dismissed without prejudice. We have recorded a liability consistent with the settlement reached in this claim.

     Although we are in continued discussions with the remaining represented residents in the Semidey case, plaintiffs’ counsel elected to re-file a class action suit on behalf of these individuals (Sullivan, et al., v. Archstone-Smith Operating Trust, et al.) on July 6, 2004 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. This is based upon the same allegation as the Semidey action and seeks the same relief, with the exception of damages for bodily injury, which are excluded. Plaintiffs’ counsel has advised us that they intend to seek recovery for any bodily injury claims through individual lawsuits. We have recorded a liability consistent with the settlement agreed to in the Semidey case; however, no assurances can be given that this lawsuit, if adversely determined, will not have a material adverse effect on the company.

     We are party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table summarizes the A-1 Common Units that were repurchased for either cash or A-2 Units:

			Total Number
			of Units	Maximum
			Purchased as	Approximate Dollar
	Number of	Average	Part of Publicly	Value That May Yet
	Units	Price Paid	Announced	Be Purchased Under
Period	Purchased	per Unit	Plan	the Plan
4/1/04–4/30/04	21,461	$28.71	—	—
5/1/04–5/31/04	1,015,788	28.55	—	—
6/1/04–6/30/04	24,059	29.00	—	—

Total	1,061,308		—

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

10.1	Amendment to Archstone-Smith Operating Trust 2001 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions.

15.1	Letter from KPMG LLP dated July 19, 2004, regarding unaudited financial information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Mark A. Schumacher
Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 6, 2004

EXHIBIT INDEX

     (a) Exhibits:

10.1	Amendment to Archstone-Smith Operating Trust 2001 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions.

15.1	Letter from KPMG LLP dated July 19, 2004, regarding unaudited financial information

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002