Form 10-Q
period 2004-09-30
ARCHSTONE SMITH OPERATING TRUST
filed 2004-11-09
CIK 80737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]                                                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                        OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

At November 3, 2004, there were approximately 23,183,000 of the Registrant’s Common Shares outstanding.

Table of Contents

                                                                                                                Page
Item                                                     Description                                           Number

                                                        PART I

     1.   Financial Statements
          Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003......        3
          Condensed Consolidated Statements of Earnings - Three and nine months ended September 30, 2004
          and 2003 (unaudited)..............................................................................        4
          Condensed Consolidated Statement of Unitholders' Equity, Other Common Unitholders' Interest and
             Comprehensive Income - Nine months ended September 30, 2004 (unaudited)........................        5
          Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003

                                                        PART II

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Archstone-Smith Operating Trust

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

                                                                                            September 30,      December 31,
                                         ASSETS                                                  2004              2003
                                                                                           -----------------  ----------------
                                                                                             (Unaudited)
Real estate...........................................................................     $     8,885,846    $    8,638,954
Real estate - held for sale...........................................................             428,804           360,226
Less accumulated depreciation.........................................................             744,898           648,982
                                                                                           -----------------  ----------------
                                                                                                 8,569,752         8,350,198
Investments in and advances to unconsolidated entities................................              95,811            86,367
                                                                                           -----------------  ----------------
     Net investments..................................................................           8,665,563         8,436,565
Cash and cash equivalents.............................................................             179,642             5,230
Restricted cash in tax-deferred exchange escrow.......................................              83,357           180,920
Other assets..........................................................................             149,215           298,980
                                                                                           -----------------  ----------------
     Total assets.....................................................................     $     9,077,777    $    8,921,695
                                                                                           =================  ================
                                 LIABILITIES AND EQUITY

Liabilities:
   Unsecured credit facilities........................................................     $             -     $     103,790
   Long-Term Unsecured Debt...........................................................           2,119,913         1,871,965
   Mortgages payable..................................................................           1,931,363         1,866,252
   Mortgages payable - held for sale..................................................              60,810            61,373
   Accounts payable, accrued expenses and other liabilities...........................             313,203           281,212
                                                                                           -----------------  ----------------
     Total liabilities................................................................           4,425,289         4,184,592
                                                                                           -----------------  ----------------

Minority interest.....................................................................               2,050            11,510
                                                                                           -----------------  ----------------
    Other common unitholders' interest, at redemption value (A-1 and B Common Units:
    23,330,417 in 2004 and 25,301,069 in 2003)........................................             738,174           707,924
                                                                                           -----------------  ----------------

Unitholders' equity:
   Convertible Preferred Units........................................................              25,000            50,000
   Perpetual Preferred Units..........................................................              79,090           160,120
   Common unitholders' equity (A-2 Common Units: 197,224,705 in 2004 and 194,762,263
     in 2003).........................................................................           3,815,765         3,793,314
    Accumulated other comprehensive (loss)/income.....................................              (7,591)           14,235
                                                                                           -----------------  ----------------
     Total unitholders' equity........................................................           3,912,264         4,017,669
                                                                                           -----------------  ----------------
     Total liabilities and unitholders' equity........................................     $     9,077,777    $    8,921,695
                                                                                           =================  ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per unit amounts)
(Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                ------------------------------    -----------------------------
                                                                     2004             2003            2004             2003
                                                                -------------     ------------    ------------     ------------
Revenues:
     Rental revenues.........................................   $    224,497      $  198,894      $  649,193       $  586,454
     Other income............................................          4,930           3,833          13,836           14,690
                                                                -------------     ------------    ------------     ------------
                                                                     229,427         202,727         663,029          601,144
                                                                -------------     ------------    ------------     ------------
Expenses:
     Rental expenses.........................................         60,864          51,072         168,699          146,897
     Real estate taxes.......................................         20,900          17,459          63,388           52,851
     Depreciation on real estate investments.................         54,119          42,729         154,834          123,480
     Interest expense........................................         46,692          36,800         129,476          111,728
     General and administrative expenses ....................         12,898          12,558          37,423           38,200
     Other expenses..........................................          2,809           2,380           6,107           28,978
                                                                -------------     ------------    ------------     ------------
                                                                     198,282         162,998         559,927          502,134
                                                                -------------     ------------    ------------     ------------
Earnings from operations.....................................         31,145          39,729         103,102           99,010
     Minority interest.......................................            108             (10)            460              (17)
     Income from unconsolidated entities.....................          5,485           1,714          18,115            1,008
     Other non-operating income..............................          7,701               -          28,162                -
                                                                -------------     ------------    ------------     ------------
Earnings before discontinued operations......................         44,439          41,433         149,839          100,001
     Earnings from discontinued apartment communities........        115,184         136,274         214,817          249,970
                                                                -------------     ------------    ------------     ------------
Net earnings.................................................        159,623         177,707         364,656          349,971
     Preferred Unit distributions............................          5,706           6,128          14,612           21,737
                                                                -------------     ------------    ------------     ------------
Net earnings attributable to Common Units - Basic............   $    153,917      $  171,579      $  350,044       $  328,234
                                                                =============     ============    ============     ============

Weighted average Common Units outstanding - Basic............        219,234         214,195         219,516          210,431
                                                                -------------     ------------    ------------     ------------
Weighted average Common Units outstanding - Diluted..........        222,791         221,519         222,970          219,968
                                                                -------------     ------------    ------------     ------------
Earnings per Common Unit - Basic:
       Earnings before discontinued operations...............   $       0.18      $     0.16      $     0.61       $     0.37
       Discontinued operations, net..........................           0.52            0.64            0.98             1.19
                                                                -------------     ------------    ------------     ------------
       Net earnings..........................................   $       0.70      $     0.80      $     1.59       $     1.56
                                                                =============     ============    ============     ============
Earnings per Common Unit - Diluted:
       Earnings before discontinued operations...............   $       0.18      $     0.16      $     0.61       $     0.37
       Discontinued operations, net..........................           0.52            0.63            0.97             1.18
                                                                -------------     ------------    ------------     ------------
       Net earnings..........................................   $       0.70      $     0.79      $     1.58       $     1.55
                                                                =============     ============    ============     ============
                                                                $       0.43      $   0.4275      $     1.29       $   1.2825
Distributions paid per Common Unit..........................    =============     ============    ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Unitholders' Equity, Other Common Unitholders' Interest and Comprehensive Income

Nine Months Ended September 30, 2004

(In thousands)
(Unaudited)

                               Convertible   Perpetual
                                Preferred    Preferred
                                 Units at     Units at                  Accumulated
                                Aggregate    Aggregate      Common         Other         Total       Other Common
                               Liquidation  Liquidation  Unitholders'  Comprehensive  Unitholders'   Unitholders'
                                Preference   Preference     Equity     Income/(Loss)     Equity        Interest        Total
                               ------------ ------------ ------------ --------------- ------------- -------------- -------------

Balances at December 31, 2003   $  50,000    $  160,120   $3,793,314    $    14,235    $ 4,017,669   $  707,924     $ 4,725,593
Comprehensive income:
   Net earnings...............          -             -      321,359              -        321,359       43,297         364,656
   Change in fair value of
     cash flow hedges.........          -             -            -          1,970          1,970            -           1,970
     Change in fair value of
     marketable securities....          -             -            -        (23,796)       (23,796)           -         (23,796)
                                                                                                                   -------------
Comprehensive income
   attributable to Common
   Units......................                                                                                          342,830
                                                                                                                   -------------
Preferred Unit distributions..          -             -      (14,612)            -         (14,612)       1,727         (12,885)
Common Units distributions....          -             -     (253,933)            -        (253,933)     (31,378)       (285,311)
A-1 Common Units converted
   into A-2 Common Units......          -             -       46,920             -          46,920      (46,920)              -
A-2 Common Unit  repurchases..          -             -      (88,502)            -         (88,502)           -         (88,502)
Conversion of Preferred
   Units into Common Units....    (25,000)            -       25,000             -               -            -               -
Preferred Unit repurchases....          -       (81,030)           -             -         (81,030)           -         (81,030)
Exercise of options...........          -             -       35,795             -          35,795            -          35,795
Issuance of A-1 Common Units..          -             -            -             -               -       10,788          10,788
Issuance of A-2 Common Units..          -             -        4,502             -           4,502            -           4,502
Adjustment to redemption
   value......................          -             -      (52,736)            -         (52,736)      52,736               -
Other, net....................          -             -       (1,342)            -          (1,342)           -          (1,342)
                               ------------ ------------ ------------ --------------- ------------- -------------- -------------
Balances at September 30, 2004  $  25,000    $   79,090   $3,815,765    $   (7,591)    $ 3,912,264   $  738,174     $ 4,650,438
                               ============ ============ ============ =============== ============= ============== =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                               ----------------------------------
                                                                                                     2004              2003
                                                                                               ----------------  ----------------
Operating activities:
   Net earnings..............................................................................   $     364,656     $    349,971
   Adjustments to reconcile net earnings to net cash flow provided by operating activities:
     Depreciation and amortization...........................................................         172,172          148,162
     Gains on dispositions of depreciated real estate, net...................................        (226,296)        (243,718)
     Gains on sale of marketable equity securities and property management business..........         (28,162)               -
     Provision for possible loss on real estate investments..................................               -            3,714
     Minority interest.......................................................................            (460)              17
     Equity in earnings/loss from unconsolidated entities....................................         (18,115)          (1,008)
   Change in other assets....................................................................            (586)           7,972
   Change in accounts payable, accrued expenses and other liabilities........................          13,133          (19,413)
   Other, net................................................................................          (6,087)           4,030
                                                                                               ----------------  ----------------
      Net cash flow provided by operating activities.........................................         270,255          249,727
                                                                                               ----------------  ----------------

Investing activities:
   Real estate investments, net..............................................................      (1,164,522)        (623,713)
   Change in investments in unconsolidated entities, net.....................................          16,508           20,548
   Proceeds from dispositions, net of closing costs..........................................       1,163,277        1,217,461
   Change in tax-deferred exchange escrow....................................................          97,563          (84,232)
   Other, net................................................................................         125,449          (47,061)
                                                                                               ----------------  ----------------
     Net cash flow provided by investing activities..........................................         238,275          483,003
                                                                                               ----------------  ----------------

Financing activities:
   Payments on Long-Term Unsecured Debt......................................................        (52,950)         (151,250)
   Proceeds from Long-Term Unsecured Debt, net...............................................        297,052           247,225
   Principal prepayment of mortgages payable, including prepayment penalties.................        (78,285)         (263,442)
   Regularly scheduled principal payments on mortgages payable...............................         (9,003)           (8,993)
   Proceeds from mortgage notes payable......................................................         44,241            52,299
   Repayments of borrowings from unsecured credit facilities, net............................       (103,790)         (363,578)
   Proceeds from Common Units issued under DRIP and employee stock options...................         35,795            87,885
   Repurchase of Common Units and Preferred Units............................................       (137,442)          (13,624)
   Repurchase of Series E and F Perpetual Preferred Units....................................        (32,090)                -
   Cash dividends paid on Common Units.......................................................       (285,311)         (271,128)
   Cash dividends paid on Preferred Units....................................................        (12,885)          (23,955)
   Other, net................................................................................            550            (1,819)
                                                                                               ----------------  ----------------
     Net cash flow (used in) financing activities............................................       (334,118)         (710,380)
                                                                                               ----------------  ----------------
Net change in cash and cash equivalents......................................................        174,412            22,350
Cash and cash equivalents at beginning of period.............................................          5,230            12,846
                                                                                               ----------------  ----------------
Cash and cash equivalents at end of period...................................................   $    179,642      $     35,196
                                                                                               ================  ================

Significant non-cash investing and financing activities:
   A-1 Common Units issued in exchange for real estate.......................................   $     10,788      $     33,355
   Common Units issued in exchange for real estate...........................................          4,502                 -
   A-1 Common Units converted to Common Units................................................         46,920            22,913
   Assumption of mortgages payable upon purchase of apartment communities....................        113,585                 -
   Conversion of Series K Preferred Units into Common Units..................................         25,000                 -
   Conversion of Series H Preferred Units into Common Units..................................              -            71,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements

September 30, 2004 and 2003
(Unaudited)

(1) Description of the Business and Summary of Significant Accounting Policies

   Business

     Archstone-Smith is structured as an UPREIT under which substantially all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owns approximately 89.4% of the Operating Trust’s outstanding Common Units; the remaining 10.6% are owned by minority interest holders. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base and job growth potential.

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

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

Loss Contingencies

     We accrue for loss contingencies when it is probable that a loss will be incurred and that loss can by reasonably estimated consistent with the criteria established in SFAS No. 5 “Accounting for Contingencies”. We also record insurance recoveries up to the amount of the actual loss contingency when the insurance recovery is both probable and can be reasonably estimated.

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

Income Taxes

     We primarily incur income taxes through our consolidated taxable REIT subsidiary Ameriton. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Stock-Based Compensation

     As of September 30, 2004, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During the nine months ended September 30, 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. Restricted Share Units are valued using the current unit price at the date of grant and this amount is amortized over the vesting period. For employee option awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

                                                                  Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                              ----------------------------   ----------------------------
                                                                   2004          2003             2004         2003
                                                              -------------- -------------   ------------- -------------
Net earnings attributable to Common Units - Basic............  $  153,917     $  171,579      $  350,044    $  328,234
Add:  Stock-based employee compensation expense included
   in reported net earnings..................................          73              -             218             -
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards...        (534)          (429)         (1,604)       (1,394)
                                                              -------------- -------------   ------------- -------------
Pro forma net earnings attributable to Common Units - Basic..     153,456        171,150         348,658       326,840
                                                              ============== =============   ============= =============
Net earnings per Common Unit:
    Basic - as reported......................................  $     0.70     $     0.80      $     1.59    $     1.56
                                                              ============== =============   ============= =============
    Basic - pro forma........................................        0.70     $     0.80            1.59          1.55
                                                              ============== =============   ============= =============
    Diluted - as reported....................................  $     0.70     $     0.79      $     1.58    $     1.55
                                                              ============== =============   ============= =============
    Diluted - pro forma......................................  $     0.69     $     0.79      $     1.58    $     1.54
                                                              ============== =============   ============= =============

Weighted average risk-free interest rate.....................       3.48%          3.54%           3.48%         3.54%
Weighted average dividend yield..............................       6.92%          6.74%           6.92%         6.74%
Weighted average volatility..................................      15.33%         19.58%          15.33%        19.58%
Weighted average expected option life........................   5.0 years      5.0 years       5.0 years     5.0 years

Reclassifications

     Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Comprehensive Income

     Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Unitholders’ Equity, Other Common Unitholders' Interest and Comprehensive Income. Other comprehensive income reflects unrealized holding gains and losses on the available-for-sale investments and changes in the fair value of effective cash flow hedges.

      Our accumulated other comprehensive income for the nine months ended September 30, 2004 was as follows (in thousands):

                                                                    Net
                                                                 Unrealized                      Accumulated
                                                                  Gains on                          Other
                                                                 Marketable      Cash Flow      Comprehensive
                                                                 Securities        Hedges       Income/(Loss)
                                                               ---------------  -------------  ----------------
Balance at December 31, 2003..................................  $    23,808      $  (9,573)       $   14,235
Change in fair value of cash flow hedges......................            -          4,379             4,379
Fair value of long-term debt hedge............................            -         (2,409)           (2,409)
Less: reclassification adjustments for realized net gains.....      (23,796)             -           (23,796)
                                                               ---------------  -------------  ----------------
Balance at September 30, 2004.................................  $        12      $  (7,603)       $   (7,591)
                                                               ===============  =============  ================

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

Per Unit Data

     Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings per Common Unit for the periods indicated (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                                --------------------------   -------------------------
                                                                    2004          2003           2004          2003
                                                                ------------  ------------   -----------  ------------
    Reconciliation of numerator between basic and diluted net earnings per Common Unit (1):
Net earnings attributable to Common Units -- Basic............   $ 153,917     $  171,579     $ 350,044    $ 328,234
     Dividends on Convertible Preferred Units.................       1,061          2,782         3,269       11,692
                                                                ------------  ------------   -----------  ------------
Net earnings attributable to Common Units - Diluted...........   $ 154,978     $  174,361     $ 353,313    $ 339,926
                                                                ============  ============   ===========  ============
    Reconciliation of denominator between basic and diluted net earnings per Common Unit (1):
Weighted average number of Common Units
     outstanding - Basic......................................   $ 219,234        214,195       219,516      210,431
     Assumed conversion of Convertible Preferred Units into
      Common Units............................................       2,439          6,517         2,535        9,155
     Assumed exercise of options..............................       1,118            807           919          382
                                                                ------------  ------------   -----------  ------------
Weighted average number of Common Units                            222,791        221,519       222,970      219,968
     outstanding - Diluted....................................  ============  ============   ===========  ============

     (1)     Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

(2) Real Estate

Investments in Real Estate

      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

                                                           September 30, 2004            December 31, 2003
                                                       --------------------------- ---------------------------
                                                         Investment    Units (1)     Investment     Units (1)
                                                       ------------- ------------- -------------- ------------
Operating Trust Apartment Communities:
   Operating communities (2)........................... $ 8,307,247      61,088     $  8,067,075     63,848
   Communities under construction......................     344,722       2,757          301,634      2,607
   Development communities In Planning:
     Owned (3).........................................      40,039       1,011           95,911      2,633
     Under control (4).................................           -         133                -        112
                                                       ------------- ------------- -------------- ------------
      Total development communities In Planning........     40,039        1,144           95,911      2,745
                                                       ------------- ------------- -------------- ------------
        Total Operating Trust apartment communities....   8,692,008      64,989        8,464,620     69,200
Ameriton apartment communities.........................     530,053       6,186          494,338      5,646
Land ..................................................      44,758           -            9,648          -
Other..................................................      47,831           -           30,574          -
                                                       ------------- ------------- -------------- ------------
        Total real estate.............................. $ 9,314,650      71,175     $  8,999,180     74,846
                                                       ============= ============= ============== ============

     (1) Unit information is based on management's estimates and has not been audited or reviewed by our independent auditors.
     (2) Excludes 350 units associated with an unconsolidated development project.
     (3) Excludes 432 units associated with an unconsolidated development project.
     (4) We had $1.0 million in developments Under Control as of September 30, 2004 and $1.1 million as of December 31, 2003, as is reflected on the "Other assets" caption of our Balance Sheets.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

      The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2003............................................................     $  8,999,180
     Acquisition-related expenditures...................................................        1,015,512
     Redevelopment expenditures.........................................................           26,680
     Recurring capital expenditures.....................................................           34,230
     Development expenditures, excluding land acquisitions..............................          245,135
     Dispositions.......................................................................         (990,789)
                                                                                            -----------------
        Net apartment community activity................................................        9,329,948
       Change in other real estate assets...............................................          (15,298)
                                                                                            -----------------
Balance at September 30, 2004...........................................................     $  9,314,650
                                                                                            =================

     At September 30, 2004, we had unfunded contractual commitments related to real estate investment activities aggregating approximately $400.3 million, of which $367.2 million related to communities under construction.

(3) Discontinued Operations

     The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, income taxes from taxable REIT subsidiary sales, depreciation expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

     Consistent with our capital recycling program, we had 12 operating apartment communities, representing 3,380 units, classified as held for sale under the provisions of SFAS 144, at September 30, 2004. Accordingly, we have classified the operating earnings from these 12 properties within discontinued operations for the three and nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004, we sold 23 REIT and Ameriton operating communities. The operating results of these 23 communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003 we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and nine months ended September 30, 2003. The following is a summary of net earnings from discontinued operations (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                -------------------------   ---------------------------
                                                                    2004          2003          2004           2003
                                                                -----------   -----------   ------------   ------------

Rental revenues.............................................     $  20,284     $  48,686     $   80,900     $  185,450
Rental expenses.............................................        (8,314)      (18,200)       (29,215)       (64,301)
Real estate taxes...........................................        (2,079)       (6,395)        (9,656)       (19,901)
Depreciation on real estate investments.....................        (1,579)       (6,652)        (9,173)       (27,886)
Interest expense (1)........................................        (6,873)      (14,731)       (25,042)       (49,595)
Income taxes from taxable REIT subsidiary sales.............       (19,068)       (8,063)       (18,172)       (11,005)
Provision for possible loss on real estate investments......             -             -              -         (3,714)
Debt extinguishment costs related to dispositions...........             -          (905)        (1,120)        (2,796)
Gains on disposition of taxable REIT subsidiary real estate
    investments, net........................................        55,417        23,641         69,930         31,260
Gains on dispositions of REIT real estate investments, net..        77,396       118,893        156,365        212,458
                                                                -----------   -----------   ------------   ------------
Earnings from discontinued apartment communities............     $ 115,184     $ 136,274     $  214,817     $  249,970
                                                                ===========   ===========   ============   ============

     (1)     The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $4.6 million and $11.5 million for the three months ended September 30, 2004 and 2003, and $17.0 million and all of $35.4 million for the nine months ended September 30, 2004 and 2003, respectively.

(4) Investments in and Advances to Unconsolidated Entities

Real Estate Joint Ventures

     We have investments in entities that we account for using the equity method. At September 30, 2004, the investment balance consisted of $64.4 million in our joint ventures and $31.4 million in Ameriton joint ventures. At December 31, 2003, the investment balance consisted of $42.9 million in our joint ventures and $43.5 million in Ameriton joint ventures.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(5) Borrowings

Unsecured Credit Facilities

     The following table summarizes our $600 million unsecured revolving credit facility borrowings (in thousands, except for percentages):

                                                                        As of and for the
                                                                           Nine Months        As of and for the
                                                                              Ended              Year Ended
                                                                          September 30,         December 31,
                                                                              2004                  2003
                                                                        ------------------    ------------------
     Total unsecured revolving credit facility........................    $   600,000           $    600,000
     Borrowings outstanding at end of period..........................              -                 97,000
     Outstanding letters of credit under this facility................          4,329                  1,050
     Weighted average daily borrowings................................        107,372                231,354
     Maximum borrowings outstanding during the period.................        375,000                511,500
     Weighted average daily nominal interest rate.....................          1.56%                  1.95%
     Weighted average daily effective interest rate...................          2.20%                  2.55%

     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The agreement bears interest at an overnight rate that ranged from 1.60% to 2.40% during the nine months ended September 30, 2004. There were no borrowings outstanding under the agreement at September 30, 2004 and $6.8 million outstanding at December 31, 2003.

Long-Term Unsecured Debt

     Following is a summary of our Long-Term Unsecured Debt (dollar amounts in thousands):

                                                   Effective     Balance at      Balance at       Average
                                         Coupon     Interest    September 30,    December 31,    Remaining
             Type of Debt               Rate (1)    Rate (2)        2004            2003        Life (Years)
-------------------------------------  ---------- ------------ --------------- --------------- -------------

Long-term unsecured senior notes....      6.22%       6.40%      $ 2,039,685     $  1,771,167        5.5
Unsecured tax-exempt bonds..........      1.69%       1.95%           80,228          100,798       18.9
                                       ---------- ------------ --------------- --------------- -------------
     Total/average..................      6.05%       6.23%      $ 2,119,913     $  1,871,965        6.0
                                       ========== ============ =============== =============== =============

     (1)     Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.
     (2)     Represents the effective interest rate, including interest rate hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

     During August 2004, we issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of the market value of total assets as defined, using a capitalization rate of 7.5% to value stabilized operating assets.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

Mortgages payable

     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Following is a summary of our mortgages payable (dollar amounts in thousands):

                                                                               Principal Balance (2) at                Average
                                              Effective Interest   ---------------------------------------------      Remaining
            Type of Mortgage                       Rate (1)         September 30, 2004      December 31, 2003        Life (Years)
-------------------------------------------  --------------------  --------------------  -----------------------  ----------------
Conventional fixed rate (3)................         6.45%             $   1,508,687        $      1,511,277              5.3
Tax-exempt floating rate...................         2.02%                   391,467                 317,351             19.5
Conventional floating rate ................         2.91%                    21,705                  21,705              4.1
Construction loans.........................         4.14%                    49,874                  56,129              0.6
Other......................................         5.08%                    20,440                  21,163             18.8
                                             --------------------  --------------------  -----------------------  ----------------
     Total/average mortgage debt...........         5.45%             $   1,992,173        $      1,927,625              8.1
                                             ====================  ====================  =======================  ================

     (1)     Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable as of September 30, 2004.
     (2)     Includes net fair market value adjustment recorded in connection with the Smith Merger of $52.1 million and $58.5 million at September 30, 2004 and December 31, 2003, respectively.
     (3)     Includes a long-term secured debt agreement with Fannie Mae. The Fannie Mae secured debt matures on dates ranging from January 2006 to July 2009, although we have the option to extend the term of any portion of the debt for up to an additional 30-year period at any time, subject to Fannie Mae's approval.

     The change in mortgages payable, including properties classified as held for sale, during the nine months ended September 30, 2004 consisted of the following (in thousands):

     Balance at December 31, 2003...................................      $ 1,927,625
         Regularly scheduled principal amortization.................           (9,003)
         Prepayments, final maturities and other....................          (84,276)
         Mortgage assumptions related to property acquisitions......          113,585
         Proceeds from mortgage notes payable.......................           44,242
                                                                        ----------------
     Balance at September 30, 2004..................................       $1,992,173
                                                                        ================

   Other

     The book value of total assets pledged as collateral for mortgage loans and other obligations at September 30, 2004 and December 31, 2003 was $3.8 billion. Our debt instruments generally contain certain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments during the three and nine months ended September 30, 2004.

     For the nine months ended September 30, 2004 and 2003, the total interest paid on all outstanding debt was $189.7 and $175.3 million, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Interest capitalized during the nine months ended September 30, 2004 and 2003 was $17.1 and $17.8 million, respectively.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

(6) Distributions to Unitholders

     The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended March 31, June 30, and September 30, 2004 and the annualized distributions we expect to pay for 2004:

                                                                                 Annualized
                                                           Quarterly Cash           Cash
                                                           Distributions        Distributions
                                                              Per Unit            Per Unit
                                                          ----------------    ----------------
       Common Units and A-1 Units....................       $    0.4300          $    1.72
       Series D Perpetual Preferred Units (1) .......            0.5475               1.31
       Series E Preferred Units (2)................              0.5225               2.10
       Series F Preferred Units (3)................              0.5075               1.51
       Series G Preferred Units....................              0.5400               2.16
       Series I Perpetual Preferred Units (4)........             1,915              7,660
       Series K Convertible Preferred Units (5) .....            0.8500               1.70
       Series L Convertible Preferred Units .........            0.8500               3.40

     (1)     We redeemed the Series D Preferred Units in August 2004.
     (2)     In accordance with the terms of the securities, we repurchased 520 units of the Series E Preferred Units in August 2004. We intend to repurchase 400 units in November 2004 and 200 units on February 2005.
     (3)     In accordance with the terms of the securities, we repurchased the Series F Preferred Units in September 2004.
     (4)     Series I Preferred Units have a par value of $100,000 per unit.
     (5)     We converted the series K Preferred Units to Common Units in September 2004.

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

     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                     --------------------------------     --------------------------------
                                                         2004              2003                2004              2003
                                                     --------------    --------------     --------------    --------------
Reportable apartment communities segment revenues:
Same-Store:
   Garden communities..............................    $  113,281        $  112,806         $  336,949        $  344,991
   High-rise properties............................        72,084            71,187            213,376           213,070
Non Same-Store:
   Garden communities..............................        27,123             8,601             65,851            11,565
   High-rise properties............................        10,968             5,324             30,441            14,380
Other non-reportable operating segment revenues....         1,041               976              2,576             2,448
                                                     --------------    --------------     --------------    --------------
     Total segment and consolidated revenues.......    $  224,497        $  198,894         $  649,193        $  586,454
                                                     ==============    ==============     ==============    ==============

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                     --------------------------------     --------------------------------
                                                         2004               2003               2004              2003
                                                     --------------    --------------     --------------    --------------
Reportable apartment communities segment NOI:
   Garden communities..............................    $   89,901        $  81,525          $  260,386        $  240,611
   High-rise properties............................        51,919           48,011             154,487           144,062
Other non-reportable operating segment NOI.........           913              827               2,233             2,033
                                                     --------------    --------------     --------------    --------------
     Total segment and consolidated NOI............       142,733          130,363             417,106           386,706
                                                     --------------    --------------     --------------    --------------
Reconciling items:
   Other income....................................         4,930            3,833              13,836            14,690
   Depreciation on real estate investments.........       (54,119)         (42,729)           (154,834)         (123,480)
   Interest expense................................       (46,692)         (36,800)           (129,476)         (111,728)
   General and administrative expenses.............       (12,898)         (12,558)            (37,423)          (38,200)
   Other expenses..................................        (2,809)          (2,380)             (6,107)          (28,978)
                                                     --------------    --------------     --------------    --------------
     Consolidated earnings from operations.........    $   31,145        $  39,729          $  103,102        $   99,010
                                                     ===============    ==============    ==============    ==============

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Continued)

                                                         September 30,       December 31,
                                                              2004               2003
                                                        ----------------   ---------------
Reportable operating communities segment assets, net:
   Same-Store:
     Garden communities................................  $    3,058,377     $   3,104,977
     High-rise properties..............................       2,571,871         2,597,810
   Non Same-Store:
     Garden communities................................       1,867,830         1,415,434
     High-rise properties..............................         550,246           842,180
Other non-reportable operating segment assets..........          92,624            29,571
                                                        ----------------   ---------------
        Total segment assets...........................       8,140,948         7,989,972
        Real estate held for sale......................         428,804           360,226
                                                        ----------------   ---------------
          Total real estate assets.....................       8,569,752         8,350,198
                                                        ----------------   ---------------

Reconciling items:
   Investment  in and advances to unconsolidated
entities...............................................          95,811            86,367
   Cash and cash equivalents...........................         179,642             5,230
   Restricted cash in tax deferred exchange escrow.....          83,357           180,920
   Other assets........................................         149,215           298,980
                                                        ----------------   ---------------
          Consolidated total assets....................  $    9,077,777     $   8,921,695
                                                        ================   ===============

     Total capital expenditures for garden communities, were $13.8 million and $27.0 million for the three and nine months ended September 30, 2004, and $8.7 million and $19.5 million for the same periods of 2003, respectively. Total capital expenditures for high-rise properties, were $8.9 million and $16.0 million for the three and nine months ended September 30, 2004 and $7.7 million and $21.9 million for the same periods of 2003, respectively.

(8) Litigation and Contingencies

        We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

        We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the nine months ended September 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are in litigation with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we will continue to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements – (Concluded)

        During the three months ended September 30, 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency in other expense of approximately $4.9 million associated with both wholly owned and unconsolidated apartment communities. We are currently in the process of determining what amounts associated with these losses will be recovered by insurance. Given the unique nature of these losses, we were unable to reasonably estimate the amount of any insurance recoveries as of September 30, 2004. Accordingly, the $4.9 million does not include any of the insurance recoveries we expect to receive as the outstanding claims are resolved over the next several quarters.

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

     To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. During the nine months ended September 30, 2004, we settled all of the forward sales agreements for approximately 2.8 million shares and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities.

     During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. At the time of the debt issuance, the fair value of the cash flow hedge was a liability of approximately $2.5 million. The termination fees associated with these cash flow hedges are included in comprehensive income and are being amortized over the term of the underlying debt as additional interest expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustee and Unitholders
Archstone-Smith Operating Trust:

     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2004 and 2003, the condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income for the nine month period ended September 30, 2004 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
October 18, 2004

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

   The Company

     We are engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is our sole trustee and owns 89.4% of our Common Units at September 30, 2004.

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

      Quarter-to-Date Net Earnings Analysis

     Basic net earnings attributable to Common Units decreased $17.7 million, or 10.3%, for the three months ended September 30, 2004 as compared to the same period in 2003. This decrease is primarily attributable to:

  A $9.7 million decrease in gains from the sale of depreciable real estate during the three months ended September 30, 2004;
  The loss of rental revenues and a corresponding decrease in rental expenses due to $990.8 million and $1.6 billion in total dispositions, including Ameriton, in the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;
  A 3.7% increase in expenses from our Same-Store portfolio for the three months ended September 30, 2004, primarily due to higher personnel and utility costs;
  An $8.8 million increase in Ameriton taxes consistent with increased gains during the quarter; and
  A $4.9 million expense associated with damage from hurricanes in Florida.

These decreases were partially offset by:

  Increased revenues partially offset by a corresponding increase in operating expenses associated with $1.0 billion and $508.9 million in asset acquisitions that occurred during the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;
  Increased income from the continued lease-up of new development projects;
  A 0.6% increase in revenues from our Same-Store portfolio for the three months ended September 30, 2004, primarily due to increases in revenues in the high rise division;
  A $3.8 million increase in income from unconsolidated entities, primarily related to increased gains from the sale of joint venture operating assets during the three months ended September 30, 2004;
  Non-operating income from the settlement of a forward contract on marketable equity securities resulting in a gain of $7.7 million; and,
  A $1.2 million reduction in Preferred Unit distributions due to the conversion of Series A and H Preferred Units during 2003, the conversion of Series K Preferred Units in September 2004 and the redemption of Series D Preferred Units in August 2004. These conversions and the redemption also eliminated the impact of the related preferred unit distributions on our fixed charge coverage ratio.

Year-to-Date Net Earnings Analysis

     Basic net earnings attributable to Common Units increased $21.8 million, or 6.6%, during the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to:

  Increased revenues partially offset by a corresponding increase in operating expenses associated with $1.0 billion and $508.9 million in asset acquisitions that occurred during the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;
  Increased income from the continued lease-up of new development projects;
  A $17.1 million increase in income from unconsolidated entities, primarily related to the recognition of contingent proceeds associated with the expiration of certain indemnifications related to the sale of CES, which was sold in 2002, and increased gains from the sale of joint venture operating assets during the nine months ended September 30, 2004;
  Non-operating income of $28.2 million, from the sale and settlement of forward contracts on marketable equity securities resulting in a gain of $24.9 million, and the disposition of our property management business, resulting in a $3.3 million gain, during the nine months ended September 30, 2004;
  The collection and recognition of $3.1 million related to the settlement of an ongoing CES lawsuit during 2004;
  A $14.6 million decrease in other expenses primarily due to moisture infiltration and resulting mold- related expenses recognized during 2003; and,
  A $7.9 million reduction in Preferred Unit distributions due to the conversion of Series A and H Preferred Units during 2003, the conversion of Series K Preferred Units in September 2004 and the redemption of Series D Preferred Units in August 2004. These conversions and the redemption also eliminated the impact of the related preferred unit distributions on our fixed charge coverage ratio.

These increases were partially offset by:

  A 0.2% decrease in Same-Store rental revenues during the nine months ended September 30, 2004 primarily due to revenue declines in non-core markets in addition to the San Francisco Bay area and Chicago;
  A 4.0% increase in expenses from our Same-Store portfolio for the nine months ended September 30, 2004, primarily due to increases in personnel costs and real estate taxes;
  The loss of rental revenues and a corresponding decrease in rental expenses due to $990.8 million and $1.6 billion in total dispositions, including Ameriton, in the nine months ended September 30, 2004 and the twelve months ended December 31, 2003, respectively;
  A $17.4 million decrease in gains from the sale of depreciable real estate during the nine months ended September 30, 2004;
  A $6.6 million increase in Ameriton taxes consistent with increased gains during the year; and
  A $4.9 million expense associated with damage from hurricanes in Florida.

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

                                                          Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                   ------------------------------------------------------------------
                                                        2004            2003              2004             2003
                                                   --------------  --------------   ---------------  ----------------
Net operating income............................    $   142,733     $   130,363      $    417,106     $     386,706
   Other income.................................          4,930           3,833            13,836            14,690
   Depreciation on real estate investments......        (54,119)        (42,729)         (154,834)         (123,480)
   Interest expense.............................        (46,692)        (36,800)         (129,476)         (111,728)
   General and administrative expenses..........        (12,898)        (12,558)          (37,423)          (38,200)
   Other expense................................         (2,809)         (2,380)           (6,107)          (28,978)
                                                   --------------  --------------   ---------------  ----------------
Earnings from operations........................    $    31,145     $    39,729      $    103,102     $      99,010
                                                   ==============  ==============   ===============  ================

     At September 30, 2004, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

                                                 Three Months Ended September 30,        Nine Months Ended September 30,
                                              --------------------------------------- ---------------------------------------
                                                  2004          2003        Variance      2004           2003       Variance
                                              ------------  ------------  ----------- -------------  ------------ -----------
Rental revenues:
   Garden communities.......................   $  140,404    $  121,407    $  18,997   $   402,800    $  356,557   $  46,243
   High-rise properties.....................       83,052        76,510        6,542       243,816       227,449      16,367
   Non-multifamily..........................        1,041           977           64         2,577         2,448         129
                                              ------------  ------------  ----------- -------------  ------------ -----------
   Total revenues...........................      224,497       198,894       25,603       649,193       586,454      62,739
                                              ------------  ------------  ----------- -------------  ------------ -----------

Operating expenses:
   Garden communities.......................       50,503        39,882       10,621       142,414       115,945      26,469
   High-rise properties.....................       31,133        28,499        2,634        89,329        83,387       5,942
   Non-multifamily..........................          128           150          (22)          344           416         (72)
                                              ------------  ------------  ----------- -------------  ------------ -----------
   Total operating expenses.................       81,764        68,531       13,233       232,087       199,748      32,339
                                              ------------  ------------  ----------- -------------  ------------ -----------

Net operating income:
   Garden communities.......................       89,901        81,525        8,376       260,386       240,612      19,774
   High-rise properties.....................       51,919        48,011        3,908       154,487       144,062      10,425
   Non-multifamily..........................          913           827           86         2,233         2,032         201
                                              ------------  ------------  ----------- -------------  ------------ -----------
   Total net operating income...............      142,733       130,363       12,370       417,106       386,706      30,400
                                              ------------  ------------  ----------- -------------  ------------ -----------

NOI classified as discontinued operations...        9,891        24,091      (14,200)       42,029       101,248     (59,219)
                                              ------------  ------------  ----------- -------------  ------------ -----------
NOI including discontinued operations.......   $  152,624    $  154,454    $  (1,830)  $   459,135    $  487,954   $ (28,819)
                                              ============  ============  =========== =============  ============ ===========

Operating margin (NOI/rental revenues):
   Garden communities......................         64.0%         67.2%        (3.2%)        64.6%         67.5%       (2.9%)
   High-rise properties....................         62.5%         62.8%        (0.3%)        63.4%         63.3%        0.1%

Average occupancy during period:
   Garden communities.....................          94.5%         95.6%        (1.1%)        94.9%         95.0%       (0.1%)
   High-rise properties...................          95.1%         93.2%         1.9%         95.2%         92.8%        2.4%

     The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during the three and nine months ended September 30 for each respective comparison period (our Same-Store population excludes Ameriton properties, as they are acquired or developed to achieve short-term opportunistic gains and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT):

                                             Same-Store             Same-Store
                                              Revenue                Expense               Same-Store
                                          Growth/(Decline)       Growth/(Decline)     NOI Growth/(Decline)
                                        ---------------------  ---------------------  ---------------------

     Q3 2004 vs. Q3 2003.............           0.6%                   3.7%                  (1.0%)
     YTD 2004 vs. YTD 2003............         (0.2%)                  4.0%                  (2.4%)

Quarter-to-Date NOI Analysis

     NOI increased by $12.4 million, or 9.5%, during the three months ended September 30, 2004 as compared to the same period during 2003. Of this increase, $8.4 million was derived from our garden communities and $3.9 million resulted from our high-rise portfolio.

     The $8.4 million increase in garden NOI during the three months ended September 30, 2004 as compared to September 30, 2003 was primarily attributable to:

  The acquisition of 20 garden communities for approximately $1.3 billion since the third quarter of 2003;
  The ongoing lease-up and stabilization of development communities.

     This increase was partially offset by a 1.5% decline in our garden Same-Store NOI on a quarter-to-date basis primarily due to:

  Continued weakness primarily in non-core markets in addition to the San Francisco Bay area and Chicago; and
  A decline in garden operating margins, resulting from a 4.0% increase in Same-Store operating expenses. This expense increase resulted principally from higher personnel and utility costs, offset by lower insurance costs.

The $3.9 million increase in high-rise NOI during the three months ended September 30, 2004 as compared to September 30, 2003 was caused by:

  The acquisition of four high-rise properties for approximately $380 million since the third quarter of 2003;
  The continued lease-up and stabilization of a new Chicago high-rise development property in the prior year; and

This increase was partially offset by a 0.2% decline in high-rise Same-Store NOI on a quarter-to-date basis primarily due to:

  Lower effective rent per unit resulting from ongoing market weakness in Chicago; and
  A decline in high-rise operating margins resulting from a 3.4% increase in Same-Store operating expenses primarily due to higher personnel and utility costs partially offset by lower insurance costs.

Year-to-Date NOI Analysis

     NOI increased by $30.4 million, or 7.9%, during the nine months ended September 30, 2004 as compared to the same period during 2003. Of this increase, $19.8 million was derived from our garden communities and $10.4 million resulted from our high-rise portfolio.

     The $19.8 million increase in garden NOI during the nine months ended September 30, 2004 as compared to September 30, 2003 was primarily attributable to the garden acquisitions and lease-ups described above, partially offset by a 3.0% decline in garden Same-Store NOI. This decline in Same-Store NOI was due to:

  Lower effective rent per unit resulting from continued weakness in non-core markets and the San Francisco Bay area; and
  A 4.8% increase in Same-Store operating expenses primarily due to higher personnel costs and real estate taxes.

The $10.4 million increase in high-rise NOI during the nine months ended September 30, 2004 as compared to September 30, 2003 was attributable to the high-rise acquisitions and lease-ups described above, partially offset by a 1.2% decline in high-rise Same-Store NOI. This decline in Same-Store NOI was due to:

  Lower effective rent per unit resulting from continued weakness primarily in Chicago; and
  A 2.8% increase in Same-Store operating expenses primarily due to higher personnel costs and real estate taxes partially offset by lower ground lease expense resulting from the favorable outcome on a lease interpretation.

NOI including Discontinued Operations

     NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $1.8 million and $28.8 million during the three and nine months ended September 30, 2004 as compared to the same periods during 2003, respectively. This net decrease in NOI was primarily attributable to:

  The loss of NOI from the disposition of $990.8 million in operating assets, including Ameriton, during the nine months ended September 30, 2004;
  The loss of NOI from the disposition of $1.6 billion of operating assets, including Ameriton, during the twelve months ended December 31, 2003; and
  A decline in Same-Store NOI of 1.0% and 2.4% for the three and nine months ended September 30, 2004 compared to the same periods in prior year, respectively.

     This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described above, as well as an increase in NOI associated with assets classified as held-for-sale, as certain of these assets were either under redevelopment or in lease-up during the prior year.

   Other Income

     Other income increased $1.1 million, or 28.6%, for the three months ended September 30, 2004 as compared to the same period in 2003, principally due to a $2.4 million gain on sale of land. This was partially offset by a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the three months ended September 30, 2003.

     The $0.9 million, or 5.8% decrease during the nine months ended September 30, 2004 as compared to the same period in 2003 is principally attributable to a decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, and the loss of dividend income on stock investments recognized during the nine months ended September 30, 2003. This was partially offset by the collection and recognition of $3.1 million from the settlement of an ongoing CES lawsuit, recognition of $1.3 million in insurance recoveries and a $2.4 million gain on sale of land during the nine months ended September 30, 2004.

   Depreciation Expense

     Depreciation expense increased $11.4 million, or 26.7% and $31.4 million, or 25.4%, during the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. These increases are primarily due to a greater number of operating assets classified within discontinued operations during the prior year resulting in a greater depreciation allocation of $5.1 million and $18.7 million during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2004.

     Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $6.3 million, or 12.8%, and $12.6 million, or 8.4%, during the three and nine months ended September 30, 2004 as compared to the same periods in 2003, respectively. These increases are principally attributable to the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions, which are amortized over the average life of the underlying lease. During the three and nine months ended September 30, 2004, amortization of these intangible assets were $4.2 million and $12.4 million, respectively. Depreciation expense also increased due to our overall depreciable basis associated with the disposition of real estate assets with lower depreciable basis and the reinvestment of these proceeds into assets with a higher depreciable basis.

   Interest Expense

     Interest expense increased $9.9 million, or 26.9%, and $17.7 million, or 15.9%, for the three and nine months ended September 30, 2004 as compared to the same period in 2003, respectively. These increases are principally attributable to a greater number of operating assets classified within discontinued operations during the prior year, which resulted in a greater allocation of interest expense to discontinued operations during 2003 as compared to 2004.

     Including interest expense on properties reflected in discontinued operations, interest expense increased $2.0 million, or 3.9% and decreased $6.8 million, or 4.2%, during the three and nine months ended September 30, 2004, as compared to the same period in 2003, respectively. The increase for the three months ended September 30, 2004 is consistent with an increase in the average debt outstanding during the three months ended September 30, 2004 as compared to the same period in 2003. The decrease for the nine months ended September 30, 2004 is primarily the result of a reduction in the weighted average debt rates during the nine months ended September 30, 2004 and a reduction in our average debt balances during 2004 as compared to 2003 consistent with an overall reduction in our leverage levels.

Other Expenses

     Other expense increased $0.4 million, or 18.0%, for the three months ended September 30, 2004, as compared to the same period in 2003 due to a $3.8 million expense associated with damage from hurricanes in Florida. These increases were partially offset by moisture infiltration costs of $1.3 million during 2003.

     Other expense decreased $22.9 million, or 78.9%, for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to a $27.8 million moisture infiltration charges in 2003 compared to $1.0 million in 2004. This increase was partially offset by a $3.8 million loss contingency associated with damage from hurricanes in Florida.

   Income from Unconsolidated Entities

     Income from unconsolidated entities increased $3.8 million and $17.1 million during the three and nine months ended September 30, 2004 as compared to the same periods during 2003, respectively, primarily due to gains from the sale of joint venture operating communities recognized during the three and nine months ended September 30, 2004 and the recognition of contingent proceeds from the expiration of certain indemnifications related to the sale of CES during the second quarter of 2004. This was partially offset by $1.1 million in hurricane losses from damage to unconsolidated communities.

Other Non-Operating Income

     Other non-operating income increased by $7.7 million and $28.2 million during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to the recognition of $7.7 million and $24.9 million in gains from the sale and settlement of marketable securities during the three and nine months ended September 30, 2004, respectively. The nine months ended September 30, 2004 also include a $3.3 million gain from the sale of our property management business. We had no non-operating income during the three or nine months ended September 30, 2003.

   Preferred Unit Distributions

     The $0.4 million and $7.1 million decrease in Preferred Unit distributions for the three and nine months ended September 30, 2004, respectively, is primarily due to the conversion of Series H Preferred Units into Common Units in May 2003, the conversion of Series A Preferred Units into Common Units in December 2003, the conversion of Series K Preferred Units into Common Units in September 2004 and the redemption of our Series D Preferred Units in August 2004. These savings were partially offset by the recognition of $1.7 million of issuance costs related to the Series D Preferred Units.

   Discontinued Operations

     The results of operations for properties sold during the period or designated as held for sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, income taxes and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.

     Consistent with our capital recycling program, we had 12 operating apartment communities, representing 3,380 units, classified as held for sale under the provisions of SFAS 144, as of September 30, 2004. Accordingly, we have classified the operating earnings from these 12 properties within discontinued operations for the three and nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004, we sold 23 REIT and Ameriton operating communities. The operating results of these 23 communities and the related gain/loss on sale are also included in discontinued operations for both 2004 and 2003. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 operating communities and the related gain/loss on the sale are also included in discontinued operations for the three and nine months ended September 30, 2003. The following is a summary of earnings from discontinued operations (in thousands):

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                              ---------------------------------------------------------
                                                                 2004          2003           2004           2003
                                                              ------------  ------------  -------------  -------------
Rental revenues.............................................   $   20,284    $   48,686    $   80,900     $  185,450
Rental expenses.............................................      (8,314)       (18,200)      (29,215)       (64,301)
Real estate taxes...........................................      (2,079)        (6,395)       (9,656)       (19,901)
Depreciation on real estate investments.....................      (1,579)        (6,652)       (9,173)       (27,886)
Interest expense (1)........................................      (6,873)       (14,731)      (25,042)       (49,595)
Income taxes from taxable REIT subsidiary sales.............     (19,068)        (8,063)      (18,172)       (11,005)
Provision for possible loss on real estate investment.......           -              -             -         (3,714)
Debt extinguishment costs related to dispositions...........           -           (905)       (1,120)        (2,796)
Gains on disposition of taxable REIT subsidiary real
    estate investments, net.................................      55,417         23,641        69,930         31,260
Gain on dispositions of REIT real estate investments, net...      77,396        118,893       156,365        212,458
                                                              ------------  ------------  -------------  -------------
Earnings from discontinued apartment communities............   $ 115,184     $  136,274    $  214,817     $  249,970
                                                              ============  ============  =============  =============

     (1)      The portion of interest expense included in discontinued operations that is allocated to properties based on the company's leverage ratio was $4.6 million and $11.5 million for the three months ended September 30, 2004 and 2003, and $17.0 million and $35.4 million for the nine months ended September 30, 2004 and 2003, respectively.

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

   Operating Activities

     Net cash flow provided by operating activities increased $20.5 million, or 8.2%, for the nine months ended September 30, 2004 as compared to the same period of 2003. This increase was principally due to: (i) lower moisture infiltration and resulting mold-related expenses during the nine months ended September 30, 2004 and (ii) lower interest expense due to a reduction in the weighted average debt rates and a reduction in the average debt balances during the nine months ended September 30, 2004. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

   Investing and Financing Activities

     For the nine months ended September 30, 2004, cash flows from investing activities decreased by $244.7 million, or 50.7%, as compared to the same period in 2003. This was due to a $280.6 million decrease in net proceeds from the disposition of real estate assets during 2004 as compared to the same period of 2003. Additionally, we spent an additional $132.6 million for acquisitions and development activity during 2004 as compared to 2003. The disposition, acquisition and development amounts are net of tax-deferred exchange proceeds. The decrease is partially offset by proceeds from the sale of marketable securities during the nine months ended September 30, 2004, which is included in “Other, net” in the accompanying Condensed Consolidated Statement of Cash Flows.

     Cash flows used in financing activities decreased by $376.3 million, or 53.0%, as compared to the same period in 2003. This decrease is primarily due to increased borrowings to finance a net increase in real estate investments during the nine months ended September 30, 2004 as compared to the prior year, partially offset by an increase in cash used to repurchase Common and Preferred Units.

     Our most significant non-cash investing and financing activities during the nine months ended September 30, 2004 and 2003 included: (i) the issuance of A-1 Common Units and Common Units in exchange for real estate in 2004, (ii) the conversion of A-1 Common Units to A-2 Common Units in both 2004 and 2003, (iii) the assumption of mortgages payable upon the purchase of apartment communities in 2004 and 2003, and (vi) the conversion of the Series K Preferred Units to Common Units in 2004.

Scheduled Debt Maturities and Interest Payment Requirements

     We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule to avoid significant repayment obligations in any year, which would impact our financial flexibility. As of September 30, 2004, we have approximately $25.4 million of long-term debt maturing during the remainder of 2004, $323.3 million maturing during 2005 and $359.7 million maturing during 2006.

     At November 3, 2004, we had $910.0 million of liquidity, including cash, restricted cash in tax-deferred escrows and capacity on our unsecured credit facilities. Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective average interest rates of 2.11%, 6.23% and 5.45%, respectively, during the three months ended September 30, 2004. These rates give effect to the impact of interest rate swaps and caps, as applicable.

     We were in compliance with all financial covenants pertaining to our debt instruments during the period ended September 30, 2004.

Unitholder Distribution Requirements

     Based on anticipated distribution levels for 2004 and the number of units outstanding as of September 30, 2004, we anticipate that we will pay distributions of $393.3 million in the aggregate during 2004, which includes the effect of the redemption of our Series D Preferred Units, Series F Preferred Units, and a portion of our Series E Preferred Units, during the third and fourth quarter of 2004. This amount represents distributions on our Common Units and all our Preferred Units.

Planned Investments

     Following is a summary of unfunded planned investments as of September 30, 2004, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for properties under construction.

                                                                                         Planned Investments
                                                                                   ---------------------------------
                                                                      Units         Discretionary      Committed
                                                                  ---------------  ----------------  ---------------
Communities under redevelopment................................        2,201         $     6,238        $   33,131
Communities under construction (1).............................        4,064                   -           367,202
Communities In Planning and owned (2)..........................        2,713             410,486                 -
Communities In Planning and Under Control......................          133              69,054                 -
Community acquisitions under contract..........................        1,343             253,352                 -
                                                                  ---------------  ----------------  ---------------
     Total.....................................................       10,454         $   739,130        $  400,333
                                                                  ===============  ================  ===============

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities, as well as recurring expenditures to improve and maintain our established operating communities.

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during the remainder of 2004 and 2005. We expect to start construction on approximately $73 million, based on Total Expected Investment, of REIT communities that are currently classified as In Planning during the remainder of 2004. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

   Funding Sources

     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital redeployment program and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and gains on dispositions during 2004 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $695.0 million in available capacity on our unsecured credit facilities, $20.0 million of cash in tax-deferred exchange escrow and $195.0 million of cash on hand at November 3, 2004. In addition, we expect to complete the disposition of $1.1 - $1.4 billion of REIT operating communities during 2004.

     In April 2004, the Operating Trust filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. At November 3, 2004, Archstone-Smith and the Operating Trust had $900 million available in shelf registered debt and equity securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.

   Other Contingencies and Hedging Activities

     We are party to alleged moisture infiltration and resulting mold lawsuits at various apartment properties. We have negotiated a settlement with the plaintiffs in certain of these lawsuits and have recorded accruals related to these claims based on estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel. Additionally, we have estimated costs related to the negotiated settlements, additional resident property repair and replacement costs and temporary resident relocation expenses. It is possible that these estimates could increase or decrease as better information becomes available. Our accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the status of settlement discussions, estimates obtained from third-party contractors and actual costs incurred to date. Not all plaintiffs have accepted the negotiated settlement, and further court proceedings and additional legal fees and damages may be required to fully resolve these claims.

     We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. During the nine months ended September 30, 2004, we received $5.1 million in insurance recoveries pertaining to ongoing moisture infiltration and resulting mold litigation. Of this amount, approximately $1.3 million was recorded to other income as it pertains to legal and professional fees previously expensed; the remaining $3.8 million was a reduction of previously capitalized costs. We are in litigation with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries. In addition, we will continue to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.

     During the three months ended September 30, 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency in other expense of approximately $4.9 million associated with both wholly owned and unconsolidated apartment communities. We are currently in the process of determining what amounts associated with these losses will be recovered by insurance. Given the unique nature of these losses, we were unable to reasonably estimate the amount of any insurance recoveries as of September 30, 2004. Accordingly, the $4.9 million does not include any of the insurance recoveries we expect to receive as the outstanding claims are resolved over the next several quarters.

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

     To determine the fair values of derivative and other financial instruments, we use a variety of methods and assumptions that are based on market value conditions and risks existing at each balance sheet date. These methods and assumptions include standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost. All methods of assessing fair value result in a general approximation of value, and therefore are not necessarily indicative of the actual amounts that we could realize upon disposition. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000. During the nine months ended September 30, 2004, we settled all of the forward sales agreements for approximately 2.8 million units and sold 308,200 units of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities.

     During June 2004, we entered into swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. At the time of the debt issuance, the fair value of the cash flow hedge was a liability of approximately $2.5 million. The termination fees associated with these cash flow hedges are included in comprehensive income and are being amortized over the term of the underlying debt as additional interest expense.

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

Off Balance Sheet Arrangements

     Investments in entities that are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities at September 30, 2004, consisted of $95.8 million in real estate joint ventures, which generally consist of our percentage ownership in the equity of the joint ventures.

     Consolidated Engineering Services is a service business that we acquired during the Smith Merger in 2001, which prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash, and we recorded a $35.4 million net gain on the sale of the business or $0.16 per unit on a fully diluted basis. Excluded from the gain was approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days. Also excluded from the gain were liabilities for certain indemnifications that expired during June 2004. During the nine months ended September 30, 2004 and 2003, we recognized $923,000 and $5.1 million related to the collection of accounts receivable over 120 days, respectively. During the nine months ended September 30, 2004, we also recognized $3.2 million related to the expiration of certain indemnified liabilities recorded as part of the CES sale.

     Smith Management Construction is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to former members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments beginning in August 2003 with payment in full by February 2008. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. During the second quarter of 2004, we recognized the divestiture since our responsibilities under the majority of outstanding performance guarantees, which pertain to ongoing construction projects at the time of sale, expired.

Contractual Commitments

     The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements in this Form 10-Q regarding contractual commitments (amounts in millions):

                                                                     2005          2007       2009 thru
                                                      2004         and 2006      and 2008        2095          Total
                                                  -------------  ------------- ------------- ------------- --------------
Scheduled long-term debt maturities...............  $   25.4       $   683.0     $   999.3     $ 2,404.4     $  4,112.1
Unsecured credit facilities (1)...................         -               -             -             -              -
Development and redevelopment expenditures........      80.4           319.9             -             -          400.3
Performance bond guarantees (2)...................      18.6            19.7             -           1.2           39.5
Lease commitments and other (3)...................       7.3            15.1          13.5         352.6          388.5
                                                  -------------  ------------- ------------- ------------- --------------
   Total..........................................  $  131.7       $ 1,037.7     $ 1,012.8     $ 2,758.2     $  4,940.4
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
     (3)     Lease commitments relate principally to ground lease payments as of September 30, 2004.

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

Item 4. Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to September 30, 2004, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Santos, et al. v. Archstone-Smith Operating Trust, et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We believe this case to be without merit, and given our evaluation of the claims with the individuals actually represented by opposing counsel, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Quarterly Report for further discussion regarding this accrual.

     Michel, et al., v. Archstone-Smith Operating Trust, et al., was filed on May 9, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. In connection with the sale of this asset on August 31, 2004, the purchaser assumed any liabilities arising from this action and ASN and its affiliates have been dismissed with prejudice from this action.

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

     Although we continued discussions with the remaining represented residents in the Semidey case, plaintiffs’ counsel elected to re-file a class action suit on behalf of these individuals (Sullivan, et al., v. Archstone-Smith Operating Trust, et al.) on July 6, 2004 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. This is based upon the same allegation as the Semidey action and seeks the same relief, with the exception of damages for bodily injury, which are excluded. Plaintiffs’ counsel advised us that they intended to seek recovery for any bodily injury claims through individual lawsuits. We have since settled the claims of all of the named plaintiffs in this action as well as with all but eleven of the individuals represented by opposing counsel. On October 27, 2004, Plaintiff's counsel amended the Semidey complaint to name new class representatives in Bercovits et al., v. Archstone-Smith Operating Trust, et al.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table summarizes the A-1 Common Units that were repurchased for either cash or A-2 Units:

                                                                        Total Number
                                                                          of Units                Maximum
                                                                        Purchased as         Approximate Dollar
                                       Number of       Average       Part of Publicly        Value That May Yet
                                         Units        Price Paid         Announced           Be Purchased Under
                Period                 Purchased       per Unit            Plan                  the Plan
     ----------------------------    ------------    ------------    -----------------    ---------------------
     7/1/04 - 7/31/04                   530,791       $   30.38                    -                       -
     8/1/04 - 8/31/04                     2,000           30.11                    -                       -
     9/1/04 - 9/30/04                    42,538           31.12                    -                       -
                                     ------------                    -----------------
     Total.......................       575,329                                    -
                                     ============                    =================

Item 6. Exhibits

      (a)     Exhibits:

          12.1     Computation of Ratio of Earnings to Fixed Charges

          12.2     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions

          15.1     Consent of Independent Public Accounting Firm

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

ARCHSTONE-SMITH TRUST

BY:     /S/ R. SCOT SELLERS
R. Scot Sellers
Chairman and
Chief Executive Officer

BY:     /S/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr.
Chief Financial Officer
(Principal Financial Officer)

BY:     /S/ MARK A. SCHUMACHER
Mark A. Schumacher
Controller and Senior Vice President
(Principal Accounting Officer)

Date: November 8, 2004

EXHIBIT 12.1

ARCHSTONE-SMITH OPERATING TRUST
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(Dollar amounts in thousands)

(Unaudited)

                                  Nine Months Ended
                                    September 30,                         Twelve Months Ended December 31,
                               -------------------------   ---------------------------------------------------------------
                                2004 (1)     2003 (1)        2003 (1)     2002 (1)    2001 (1)    2000 (1)     1999 (1)
                               ------------ ------------   ------------ ------------ ----------- ----------- -------------
Earnings from operations......  $ 103,102    $  99,010      $  138,758    $ 121,545   $  90,646   $ 105,220    $ 131,219
Add:
   Interest expense...........    129,476      111,728         163,105      169,357      82,599      88,045       96,777
                               ------------ ------------   ------------ ------------ ----------- ----------- -------------
Earnings as adjusted..........  $ 232,578    $ 210,738      $  301,863    $ 290,902   $ 173,245   $ 193,265    $ 227,996
                               ============ ============   ============ ============ =========== =========== =============

Fixed charges:
   Interest expense...........  $ 129,476    $ 111,728      $  163,105    $ 169,357   $  82,599   $  88,045    $  96,777
   Capitalized interest.......     17,110       17,753          26,854       32,377      29,186      37,079       41,099
                               ------------ ------------   ------------ ------------ ----------- ----------- -------------
     Total fixed charges......  $ 146,586    $ 129,481      $  189,959    $ 201,734   $ 111,785   $ 125,124    $ 137,876
                               ============ ============   ============ ============ =========== =========== =============

Ratio of earnings to fixed
charges......................         1.6          1.6             1.6          1.4         1.5         1.5          1.7
                               ============ ============   ============ ============ =========== =========== =============

      (1)     Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 12.2

ARCHSTONE-SMITH OPERATING TRUST
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
AND PREFERRED UNIT DISTRIBUTIONS

(Dollar amounts in thousands)

(Unaudited)

                                                          Nine Months Ended                 Twelve Months Ended December 31,
                                                            September 30,
                                                       ----------------------- ------------------------------------------------------------
                                                         2004 (1)    2003 (1)    2003 (1)    2002 (1)    2001 (1)    2000 (1)     1999 (1)
                                                       ----------- ----------- ----------- ----------- ----------- ----------- ------------
Earnings from operations............................    $ 103,102   $  99,010   $ 138,758   $ 121,545   $  90,646   $ 105,220   $  131,219
Add:
    Interest expense................................      129,476     111,728     163,105     169,357      82,599      88,045       96,777
                                                       ----------- ----------- ----------- ----------- ----------- ----------- ------------
Earnings as adjusted................................    $ 232,578   $ 210,738   $ 301,863   $ 290,902   $ 173,245   $ 193,265   $  227,996
                                                       =========== =========== =========== =========== =========== =========== ============

Combined fixed charges and Preferred Unit
distributions:
    Interest expense................................    $ 129,476   $ 111,728   $ 163,105   $ 169,357   $  82,599   $  88,045   $  96,777
    Capitalized interest............................       17,110      17,753      26,854      32,377      29,186      37,079      41,099
                                                       ----------- ----------- ----------- ----------- ----------- ----------- ------------
     Total fixed charges............................      146,586     129,481     189,959     201,734     111,785     125,124     137,876
                                                       ----------- ----------- ----------- ----------- ----------- ----------- ------------
    Preferred Unit distributions....................       14,612      21,737      26,153      34,309      25,877      25,340      23,733
                                                       ----------- ----------- ----------- ----------- ----------- ----------- ------------
Combined fixed charges and Preferred Unit
distributions.......................................    $ 161,198   $ 151,218   $ 216,112   $ 236,043   $ 137,662   $ 150,464   $ 161,609
                                                       =========== =========== =========== =========== =========== =========== ============
Ratio of earnings to combined fixed charges and
    Preferred Unit distributions....................          1.4         1.4        1.4          1.2         1.3         1.3         1.4
                                                       =========== =========== =========== =========== =========== =========== ============

     (1)     Net earnings from discontinued operations have been reclassified for all periods presented.

EXHIBIT 15.1

The Board of Trustees and Unitholders
Archstone-Smith Operating Trust:

Re: Registration Statements Nos. 333-89164 (Form S-3) and 333-1114394 (Form S-3).

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated October 18, 2004, related to our review of interim financial information.

Pursuant to Rule 436 under the Securities Act of 1933 (the “Act”), such report is not considered a part of a registration statement prepared or certified by an accountant, or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.

KPMG LLP

Denver, Colorado
November 8, 2004

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

Date: November 8, 2004

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

Date: November 8, 2004

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Executive Officer of Archstone-Smith Operating Trust, a Maryland real estate investment trust (the Issuer), hereby certifies that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended September 30, 2004, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

Date: November 8, 2004

By: /S/ R. SCOT SELLERS
R. Scot Sellers
Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      The undersigned, being the Chief Financial Officer of Archstone-Smith Operating Trust, a Maryland real estate investment trust (the “Issuer”), hereby certifies, that the Quarterly Report on Form 10-Q (the “Periodic Report”) of the Issuer for the quarter ended September 30, 2004, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. §78m(a)) and that the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

/S/ CHARLES E. MUELLER, JR.
Charles E. Mueller
Chief Financial Officer

Date: November 8, 2004