Form 10-K
period 2004-12-31
ARCHSTONE SMITH OPERATING TRUST
filed 2005-02-28
CIK 80737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
Class A-1 Common Units
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether Archstone-Smith is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Based on the closing price of Archstone-Smith Trust’s Common Shares on June 30, 2004, which are issuable upon the redemption of the A-1 Common Units, the aggregate market value of the Class A-1 Common Units held by non-affiliates of the registrant was approximately $617,614,803.
      At February 14, 2005 there were approximately 21,304,578 Class A-1 and Class B Common Units outstanding held by non-affiliates.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

GLOSSARY
      The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description

A-1 Common Unitholders	Holders of A-1 Common Units.
A-1 Common Units	Operating Trust Class A-1 Common Units of beneficial interest, which are redeemable for cash, or at the option of Archstone-Smith, A-2 Common Units. A-1 Common Units are the only common units of the Operating Trust not held by Archstone-Smith and represent a minority interest of 10.9% in the Operating Trust at December 31, 2004.
A-2 Common Units	Class A-2 common units of beneficial interest. Archstone-Smith is the sole holder of A-2 Common Units, which represent approximately an 89.1% interest in the Operating Trust at December 31, 2004.
Ameriton	AMERITON Properties Incorporated, which is a taxable REIT subsidiary that engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.
Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2004.
Archstone-Smith	Archstone-Smith Trust, sole holder of the A-2 Common Units and sole trustee.
Board	Collectively, refers to Archstone-Smith’s Board of Trustees or to Archstone-Smith, our sole trustee, unless the context otherwise requires.
Class B Common Units	Operating Trust Common Units of beneficial interest issued in connection with contributions of property between dividend distribution dates; they are entitled to receive a pro-rata distribution with respect to the quarter in which the property is contributed and, after that distribution date, they automatically convert into A-1 Common Units.
Common Share(s)	Archstone-Smith common shares of beneficial interest, par value $0.01 per share.
Common Unit(s)	For periods prior to the Smith Merger and reorganization into an UPREIT, Archstone’s common shares of beneficial interest are referred to as Common Units.
Consolidated Engineering Services or CES	Consolidated Engineering Services, Inc. was a taxable REIT subsidiary in the business of delivering mission critical facilities management services for corporate, government and institutional customers. CES was sold to a third party in December 2002 for $178 million.
Convertible Preferred Units	Collectively, the Series A, H, J, K and L Preferred Units.
Declaration of Trust	The Operating Trust’s Amended and Restated Declaration of Trust as filed with the State of Maryland on October 26, 2001, as amended and supplemented.

Abbreviation, Acronym or Defined Term	Definition/Description

DEU	Dividend Equivalent Unit; an amount credited to certain options and RSU’s under Archstone-Smith’s long-term incentive plan.
Distributions	Refers to dividends paid by Archstone on either Archstone common or preferred shares of beneficial interest paid prior to the UPREIT reorganization and Smith Merger. Subsequent to the Smith Merger, refers to distributions paid on Operating Trust Common Units or Preferred Units.
FASB	Financial Accounting Standards Board.
GAAP	Generally accepted accounting principles in the United States.
Independent Trustees	Members of the Board with no employment relationship.
In Planning	Parcels of land owned or Under Control, which are in the development planning process, upon which construction of apartments is expected to commence within 36 months.
IRR	Internal Rate of Return, calculated as the cash rate of return generated over the investment holding period on invested capital.
Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.
LIBOR	London Interbank Offered Rate.
Long-Term Unsecured Debt	Collectively, the Operating Trust’s long-term unsecured senior notes payable and tax-exempt unsecured bonds.
NAREIT	National Association of Real Estate Investment Trusts.
Net Operating Income or NOI	Represents rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See a reconciliation of NOI to Earnings from Operations in this Annual Report under the caption Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Apartment Community Operations”.
NYSE	New York Stock Exchange.
Operating Trust	Archstone-Smith Operating Trust.
Perpetual Preferred Units	Collectively, the Series B, C, D, I and M Preferred Units. These units are not convertible, but are redeemable at the option of Archstone-Smith after certain future dates.
Preferred Units	Collectively, the Series A, B, C, D, H, I, J, K, L and M Preferred Units.
REIT	Real estate investment trust.
Restricted Share Unit or RSU	A unit representing an interest in one Common Unit, subject to certain vesting provisions, through our long-term incentive plan.

Abbreviation, Acronym or Defined Term	Definition/Description

Same-Store	Term used to refer to a group of operating communities that had attained stabilization and were fully operating during the entire time two periods are being compared. Excludes communities which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non- operational units (fires, floods, etc.). Also excludes the Ameriton properties due to their short-term holding periods.
Series A Preferred Units	Operating Trust Series A Cumulative Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in November 2003.
Series B Preferred Units	Operating Trust Series B Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in May 2001.
Series C Preferred Units	Operating Trust Series C Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in August 2002.
Series D Preferred Units	Operating Trust Series D Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in August 2004.
Series E Perpetual Preferred Units	8.375% Cumulative Perpetual Preferred Units. 520,000 units were redeemed in August 2004 and 400,000 Units were redeemed in November 2004.
Series F Perpetual Preferred Units	8.125% Cumulative Perpetual Preferred Units, which were redeemed in full in September 2004, redeemable in March 2005.
Series G Perpetual Preferred Units	8.625% Cumulative Perpetual Preferred Units.
Series H Preferred Units	Operating Trust Series H Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in May 2003.
Series I Preferred Units	Operating Trust Series I Cumulative Perpetual Preferred Units of Beneficial Interest, par value $100,000 per unit, redeemable in February 2028.
Series J Preferred Units	Operating Trust Series J Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in July 2002.
Series K Preferred Units	Operating Trust Series K Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in September 2004.
Series L Preferred Units	Operating Trust Series L Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in December 2004.
Series M Preferred Unit	Operating Trust Series M Preferred Unit of Beneficial Interest, par value $0.01 per unit.
Service Businesses	Collectively, Consolidated Engineering Services and Smith Management Construction. Both of these taxable REIT subsidiaries were acquired in the Smith Merger and subsequently sold by the Operating Trust.

Abbreviation, Acronym or Defined Term	Definition/Description

Smith Management Construction or SMC	Smith Management Construction Incorporated was a taxable REIT subsidiary in the business of providing construction management and building maintenance services. SMC was sold to members of its senior management in February 2003.
Smith Merger	The series of merger transactions in October 2001 whereby Archstone-Smith merged with Smith Residential and Archstone Communities Trust merged with Smith Partnership.
Smith Partnership	Charles E. Smith Residential Realty, L.P.
Smith Residential	Charles E. Smith Residential Realty, Inc.
SFAS	Statement of Financial Accounting Standards.
Stabilized or Stabilization	The classification assigned to an apartment community that has achieved 93% occupancy, and for which development, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.
Total Expected Investment	For development communities, represents the total expected investment at completion; for operating communities, represents the total expected investment plus planned capital expenditures.
Trustees	Members of the Board of Trustees of Archstone-Smith.
Under Control	Land parcels we do not own, yet has an exclusive right (through contingent contract or letter of intent) during a contractually agreed upon time period to acquire for the future development of apartment communities, subject to approval of contingencies during the due diligence process.
UPREIT	Umbrella Partnership Real Estate Investment Trust.

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
PART I

Item 1.	Business
      The Operating Trust (the Company) is a recognized leader in apartment investment and operations. We own and operate a portfolio of high-rise and garden-style communities that we believe cannot be replicated by any other public or private apartment company. Our significant concentration of high-rise assets, which represent approximately 35% of our portfolio based on NOI, also makes us unique in the industry. Our investment professionals generally live in their local markets, allowing them to thoroughly research and evaluate potential investments with a focus on the street corner level of detail. We use this information to continually upgrade the quality of our portfolio. As a result, our portfolio is concentrated in many of the most desirable and expensive neighborhoods in the Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Chicago, the New York City metropolitan area, Boston, Southeast Florida and Seattle. Through our two customer-facing brands, Archstone and Charles E. Smith, we strive to provide great apartments and great service, all backed by our unconditional Seal of Servicetm guarantees.
      As of December 31, 2004, we owned or had an ownership position in 46 high-rise communities and 189 garden-style communities, representing a total of 235 communities and 81,188 units, including 5,229 units under construction. At year-end, our operating portfolio was concentrated in protected locations in the following core markets, based on NOI (excluding communities owned by Ameriton):

Washington, D.C. Metropolitan Area	39.4%
Southern California	18.9
San Francisco Bay Area, California	8.2
Chicago, Illinois	6.1
New York City Metropolitan Area	4.9
Boston, Massachusetts	4.7
Southeast Florida	4.7
Seattle, Washington	3.1
Other	10.0

Total:	100.0%

The Company
      We are engaged primarily in the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in the United States. We are structured as an UPREIT, under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our sole trustee and owned 89.1% of the Operating Trust at December 31, 2004. Archstone-Smith Common Shares trade on the New York Stock Exchange (NYSE: ASN).
      We strive to create value for our unitholders by:

•	Maximizing the performance of our apartment communities by (i) generating long-term sustainable growth in operating cash flow, (ii) recruiting, training and retaining people who we believe are the best in the apartment business, (iii) strengthening our operating platform, (iv) leveraging the equity of our brands, (v) investing in technology that improves our core business and (vi) solidifying our reputation for innovative, operational leadership;

•	Acquiring, developing and operating apartments in markets characterized by: (i) protected locations with limited land on which to build new housing; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base with good employment growth potential; and

•	The selective sale of apartment communities, which allows us to continually upgrade our portfolio by using proceeds to fund investments with higher anticipated growth prospects in outstanding locations in our eight core markets.
2004 Accomplishments

Attractive Shareholder Returns and Dividends

•	We produced a total unitholder return (TSR) of 48.8% in 2004. The Company’s 2004 TSR exceeded the S&P 500 Index and the National Real Estate Investment Trusts (NAREIT) Apartment Index by 3,791 and 1,407 basis points, respectively.

•	We paid a one-time special distribution of $1.00 per common unit to all common unitholders of record on December 23, 2004. The $1.00 per unit was in addition to the Company’s annual common unit distribution of $1.72 per share in 2004. The special distribution resulted primarily from the fourth quarter sale of approximately $596 million of non-core assets to condominium converters at an average capitalization rate below 4%, which created substantial value for our unitholders.

•	We also increased our 2005 annualized common unit distribution level to $1.73, or $0.4325 per quarter, up from $1.72. This marks our 15th consecutive annual common unit distribution increase and a total increase of 170% since 1991. Our first quarter 2005 common unit distribution paid in February represented our 118th consecutive quarterly payment.

Recognition

•	On December 17, 2004, Archstone-Smith was added to the Standard & Poors 500 Index (S&P 500), which has been a long-term corporate goal.

•	We were recognized as one of America’s Most Admired Companies by Fortune magazine in 2004, ranking as the number-one apartment company on the list.

•	Forbes magazine ranked Archstone-Smith at 956 on the Forbes 2000 List, the magazine’s comprehensive ranking of the world’s largest corporations.

Operations and Investment Highlights

•	The Operating Trust’s Same-Store reported NOI in 2004 is approximately the same as it was in 2001, in spite of our peer group average being down approximately 9% for that same time period.

•	We accelerated the implementation of MRI, a web-based, customer-centric property management system that automates virtually all of our daily on-site leasing and reporting tasks. Developed with our input by Intuit Real Estate Solutions (NASDAQ: INTU), MRI allows our site teams to better track customer service requests, manage customer records and execute leases more efficiently — which we believe enhances our customers’ experience with us. MRI is operational in 201 communities as of February 14, 2005, with full portfolio implementation anticipated by mid-2005.

•	We introduced resident-only web sites, which allow customers 24/7 access to us to complete new leases, pay rent online, submit and track service requests, view and update account information and more.

•	In 2004, we acquired $866.2 million of assets, excluding Ameriton, representing 3,753 units, and completed the development of $182.6 million of assets, representing 678 units in our core markets. Approximately 90% of our portfolio is now concentrated in our core markets.

•	We completed the disposition of $1.4 billion of non-core assets, excluding Ameriton, representing 9,430 units, generating GAAP gains of $372.2 million and an average unleveraged internal rate of return (IRR) of 13.8%.

•	Ameriton, our wholly owned subsidiary that utilizes our development, acquisition and operating expertise to capitalize on short-term real estate investment opportunities, completed the sale of $360 million of assets in 2004, generating GAAP pre-tax gains of $65.1 million and an average unleveraged pre-tax IRR of 36.6%.
Customer-focused Operations
      We believe that our long-term cash flow growth is enhanced by the Archstone and Charles E. Smith brands, our efficient operating platform, robust and scalable technology, and continued investment in our associates.
      Powerful brands. An essential component of our strategy is to consistently offer a higher level of service at our apartment communities. Through our Seal of Service,tm we offer our residents convenience and flexibility all backed by written guarantees. The Seal of Servicetm helps to create customer loyalty and trust, and increase the likelihood of renewals and referrals.
      Core Process Standardization. We believe that we can create a distinct competitive advantage by identifying and implementing the best practices for our most critical processes and standardizing them at each of our communities. To do this, we assembled a Core Process Project (CPP) team to focus on three important customer touch-points: (i) customer inquiries and leasing, (ii) the move-in experience, and (iii) renewal, transfer or move-out. To capture best practices, the CPP team conducts extensive field research with front-line associates to translate proven tactics into scalable tools that ensure consistency in our day-to-day customer interactions.
      In 2004, the CPP team rolled out Leasing Call Excellence, a call-coaching program that dramatically improves our phone interactions with customers. The CPP team began the roll-out of the Move-in Tracker, a system that standardizes the various tasks needed to prepare for new residents — and ensure consistent, defect-free move-ins across our portfolio. We believe that by enhancing our customers’ experiences with us at these critical touch points, we will ultimately increase customer acquisition, retention and referrals.
      Investing in technology. We invest in technology to improve our core operations and make it easier for our customers to do business with us. In 2004, we accelerated the roll-out of MRI, our web-based property management system. As of February 14, 2005, MRI was operational in 201 communities, with a full roll-out expected by mid-2005.
      MRI provides a seamless online interface with our customers via resident-only web sites, allowing customers 24/7 access to us to complete new leases, pay rent online, submit service requests and more. Online rent payment went live in January 2004; by the end of the year, we had collected a total of $11.3 million in online rent payments including approximately $4 million in December 2004 indicating accelerating usage of the product. Since May 2004, when online lease was rolled out, we have executed nearly 200 online leases. These resident web sites — and the online leasing and rent payment functionality — are expected to be fully rolled out across our portfolio by July 2005.
      In addition, MRI’s automated work order solution improves our ability to manage and execute service requests, one of our most important customer relations functions. Equally important, the system gives us the ability to accurately track resident histories to better understand and serve our customers.
      Investing in our associates. A critical component to ensuring the integrity of our brand offering is attracting, training and retaining the best professionals in our industry — and giving them the support and tools to provide an exceptional customer experience.
      Through our Training Community program, new community associates spend two to four days at a designated training community — one that exemplifies excellence in operations and customer service — in their market. New associates are teamed with a Training Ambassador, a community-based associate in a comparable position, to learn our processes first-hand before they begin interacting with customers on their own. Over the past year, we have added full-time Training Ambassadors in our core markets. These full-time Ambassadors are dedicated to training new associates and providing critical one-on-one follow-up after 30 days of employment for additional training support. We believe that this hands-on training better prepares new associates to deliver on our brand promises and create a consistent — and positive — customer experience.
      In addition to the Training Community and Training Ambassador programs, each of our community management and leasing associates receives extensive training in their first year through our Customer-centered Sales Excellence (CCSE) training program. CCSE’s seven training modules cover the various aspects of our sales process and are offered to associates in manageable half-day classes. We are also dedicated to ongoing training for each of our associates.
      In 2004, we expanded The Practice of Leadership, our feedback-based training program, from operations and regional service managers to include corporate managers and non-operations functions, giving them the tools to become better leaders. This three-day program focuses on six leadership practices consistent with our company culture and values that we believe drive our success. This program is complemented by a feedback component, through which direct reports and peers evaluate corporate managers to identify strengths and opportunities for improvement. Community and Service Managers attend a comparable 3-day program, Leading Teams at Archstone-Smith, where they learn — and practice applying ideas, techniques and tools — to enhance their effectiveness as team leaders. Approximately 375 community, service and corporate managers attended the Program in 2004.
Investment Strategy
      Protected markets. We invest our capital in protected markets, where there is a very limited amount of land on which new housing can be developed, which minimizes new competition. In addition to supply constraints, our core markets are characterized by very expensive single-family home prices and a strong, diversified economic base with employment growth potential, which we believe maximizes our ability to maintain occupancy and produce sustainable long-term cash flow growth.
      Capital recycling program. We utilize a successful capital allocation strategy, using the selective sale of non-core assets to redeploy disposition proceeds into investments with higher anticipated long-term growth prospects. We believe that concentrating our portfolio in protected markets improves our growth rate, value creation and long-term business fundamentals.
      Our locally based investment professionals generally live in their local markets, allowing them to thoroughly research and evaluate potential investments at the street corner level of detail. This locally based investment acumen guides our decisions in making investments, allowing us to continually upgrade the quality of our portfolio. As a result, our portfolio is concentrated in many of the most desirable neighborhoods in the Washington, D.C. metropolitan area, Southern California, the San Francisco Bay area, Chicago, the New York City metropolitan area, Boston, Southeast Florida and Seattle.

      We believe that one of our most important responsibilities is to consistently make intelligent capital allocation decisions that maximize shareholder value. For example, we took advantage of an extraordinary opportunity to sell $596 million of non-core assets to condominium converters at very attractive sales prices in the fourth quarter of 2004. We believe the sale of these non-strategic assets at very low cap rates demonstrates the tremendous value embedded in our remaining portfolio.
      Development and redevelopment. We believe we create significant value through the development of new apartment communities and the redevelopment of existing operating communities. At December 31, 2004, we had 3,587 units, representing a Total Expected Investment of $952.5 million, of development communities under construction (excluding Ameriton) in markets that include Southern California, downtown Boston, the Washington, D.C. metropolitan area and the New York City metropolitan area.
      In 2004, we completed $182.6 million of new development communities (excluding Ameriton), representing 678 units in markets that include Playa del Rey, Pasadena, and Los Angeles, Calif. During the year, four development properties achieved Stabilization, representing a Total Expected Investment of $191.7 million and adding a total of 786 units to our same-store operating portfolio.
      Ameriton Properties Incorporated. Ameriton is a wholly owned subsidiary of the Operating Trust that utilizes the Company’s development, acquisition and operating expertise to capitalize on short-term real estate investment opportunities. In 2004, Ameriton completed the sale of $360 million of assets it had previously developed or acquired, representing 2,618 units. Since 2000, Ameriton has completed $961 million in dispositions, generating pre-tax GAAP gains of $113 million; the weighted average unleveraged pre-tax IRR on these dispositions was approximately 24.7%. As of December 31, 2004, Ameriton had $400 million, representing 3,009 units, of communities in development and owned or had an ownership position in $372 million of operating communities, representing 4,131 units, that will be opportunistically sold over time.
Conservative Balance Sheet Management
      One of our primary financial objectives is to structure our balance sheet to enhance our financial flexibility in order to have access to capital when others in the industry do not. Archstone-Smith has a significant equity base, with equity market capitalization of $8.6 billion, including the value of the A-1 Common Units, as of December 31, 2004. Our investment-grade debt ratings from Standard & Poor’s (BBB+), Moody’s Investors Service (Baa1) and Fitch, Inc. (BBB+) are indicative of our solid financial position.
      In 2004, we increased our unencumbered asset base to $6.1 billion as of the end of the year. As of February 14, 2005, we had approximately $827 million of liquidity, including cash on hand, restricted cash in escrows and capacity on unsecured credit facilities. We believe this financial flexibility allows us to act more quickly on new investment opportunities as they arise.
      Archstone-Smith repurchased $98.4 million of its common stock in 2004, at prices ranging from $26.79 to $35.50 per share at an average price of $27.93 per share. In the fourth quarter, we paid a $221 million one-time special distribution of $1.00 per share while maintaining our relatively low ratio of total debt-to-undepreciated-book-capitalization of 43.7% at year-end. We also called all of our outstanding Series D Preferred Units and Series F Perpetual Preferred Units as well as a portion of our Series E Perpetual Preferred Units for redemption. Additionally, the Series K and Series L Preferred Units were converted into Common Units during 2004. The redemption and conversion of these Preferred Units strengthens our balance sheet and will have a positive impact on our fixed charge coverage ratio going forward.
      During the fourth quarter of 2004, we opportunistically took advantage of the increased liquidity in the banking market to extend the maturity date of our $600 million unsecured line of credit to December 2007 from October 2006. The syndication of our facility was heavily over-subscribed, as we received over $850 million of commitments from 23 domestic and international financial institutions. We also renegotiated several key terms, such as reducing our pricing by 10 basis points to a LIBOR spread of 50 bps, and lowered the cap rate used to value our operating portfolio. With these modifications, we now enjoy the lowest facility pricing and portfolio cap rate of any REIT to our knowledge, which will directly benefit the Company over the next three years.
      Our long-term debt is structured to create a relatively level principal maturity schedule, without significant repayment obligations in any year. We have only $313.7 million of long-term debt maturing in 2005, representing 2.5% of our total market capitalization. The following summarizes our long-term debt maturity profile for 2005 through 2009, and thereafter, as of December 31, 2004 (dollar amounts in millions):

		% of Total Market
Year	Total	Capitalization(1)

2005	$313.7	2.5%
2006	295.5	2.3%
2007	542.5	4.3%
2008	456.6	3.6%
2009	454.6	3.6%
Thereafter	2,067.7	16.2%

Total	$4,130.6	32.4%

(1)	Total market capitalization as of December 31, 2004, represents the market capitalization based on the closing share price on the last trading day of the period for publicly traded securities and the liquidation value for private securities as well as the book value of total debt for Archstone-Smith.
      Consistent dividend growth. We paid distributions totaling $2.72 per common unit in 2004, including our annualized quarterly distribution of $1.72 per unit and a one-time special distribution of $1.00 per share. The special distribution resulted from the sale of approximately $596 million of non-core assets to condominium converters at an average combined capitalization rate below 4% in the fourth quarter of 2004. In addition, we announced our anticipated 2005 distribution level of $1.73 per unit, a 170% increase since 1991, the year we began to focus exclusively on apartment communities. With the 2005 increase, we have raised our annual distribution for 15 consecutive years. We have paid 118 consecutive quarterly distributions.
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

Officers of the Operating Trust

Senior Officers of the Operating Trust
      The senior officers of the Operating Trust are:

Name	Title

R. Scot Sellers	Chairman and Chief Executive Officer
J. Lindsay Freeman	Chief Operating Officer
Charles E. Mueller, Jr.	Chief Financial Officer
Alfred G. Neely	Chief Development Officer and President of the High-Rise Division
Dana K. Hamilton	Executive Vice President — National Operations
Caroline Brower	General Counsel and Secretary
Daniel E. Amedro	Senior Vice President and Chief Information Officer
Mark A. Schumacher	Senior Vice President and Chief Accounting Officer

Biographies of Senior Officers
      R. Scot Sellers – 48 — Trustee, Chairman and Chief Executive Officer of the Operating Trust since June 1997, with overall responsibility for the Operating Trust’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of the Operating Trust from July 1998 to December 1998. From September 1994 to June 1997, Managing Director of the Operating Trust, where he had overall responsibility for the Operating Trust’s investment strategy and implementation; Senior Vice President of the Operating Trust from May 1994 to September 1994. Mr. Sellers is a member of the Executive Committee and First Vice Chairman of the Board Governors of NAREIT; a member of the Executive Committee of the Board of Directors of the National Multi Housing Council; Director of Christian International Scholarship Foundation; Director of Alliance for Choice in Education.
      J. Lindsay Freeman – 59 — Chief Operating Officer since September 2002, with responsibility for managing all investment and operating activities for the Operating Trust; President-East Division of the Operating Trust from October 2001 to September 2002, with responsibility for all investments and operations of the East Division; from July 1998 to October 2001, Managing Director of the Operating Trust, with responsibility for investments and operations in the East and Central Regions; Managing Director of Security Capital Atlantic Incorporated from December 1997 to July 1998; Senior Vice President of Security Capital Atlantic Incorporated from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.
      Charles E. Mueller, Jr. – 41 — Chief Financial Officer of the Operating Trust since December 1998, with responsibility for the planning and execution of the Company’s financial strategy and balance sheet management; Mr. Mueller oversees the Company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence and risk management functions. Vice President of the Operating Trust from September 1996 to December 1998; prior thereto, he held various financial positions with Security Capital, where he provided financial services to Security Capital and its affiliates.
      Alfred G. Neely – 59 — Named President of High-Rise Division in February 2005. Chief Development Officer of the Operating Trust since April 2003, with responsibility for the oversight and direction of all the Operating Trust residential development projects; Executive Vice President of the Operating Trust or Charles E. Smith Residential Realty, Inc. from April 1989 to April 2003 with responsibility for oversight and direction of High-Rise residential development projects; Executive Vice President and Managing General Partner of the New Height Group from August 1981 to April 1989 with responsibility for the development and management of 2.5 million square feet of mixed-use property; General Manager of a 1,100-acre mixed-use business park from October 1973 to April 1981 where he managed the development of 3.5 million square feet of corporate user buildings.
      Dana K. Hamilton – 36 — Executive Vice President-National Operations for the Operating Trust since May 2001, with responsibility for corporate services, including human resources, training and development, marketing and corporate communications, and new business development; Senior Vice President of the Operating Trust from December 1998 to May 2001; Vice President from December 1996 to December 1998, with responsibility for new product development and revenue enhancement through portfolio-wide initiatives.
      Caroline Brower – 56 — General Counsel and Secretary of the Operating Trust since September, 1999, with responsibility for legal and corporate governance; from September 1998 to September 1999, President of Ameriton Properties Incorporated; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw, LLP) where she practiced transaction and real estate law.
      Daniel E. Amedro – 48 — Chief Information Officer and Senior Vice President of the Operating Trust since January 1999, with primary responsibility for the Company’s information technology functions and initiatives; Chief Information Officer and Vice President from May 1998 to January 1999; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; prior thereto, Vice President of Information Services for Hyatt Hotels and Resorts, where he was responsible for all strategic information systems including Spirit, Hyatt’s worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.
      Mark A. Schumacher – 46 — Senior Vice President and Chief Accounting Officer of the Operating Trust since January 2002, with principal responsibility for accounting and financial reporting; prior thereto, Vice President and Corporate Controller of Qwest Communications International from December 2000 to December 2001 where he had principal responsibility for accounting and financial reporting; from April 1991 to December 2000, held various senior and executive level positions in the accounting and financial reporting departments of US West; from April 1984 to April 1991 he held various managerial level positions in the accounting and financial reporting department of US West.
Employees
      We currently employ approximately 2,640 individuals, of whom approximately 2,080 are focused on the site-level operation of our garden communities and high-rise properties. Of the site-level associates, approximately 125 are subject to collective bargaining agreements with four unions in Illinois and New York. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial activities and other support functions. We consider our relationship with our employees to be very good.
Insurance
      We carry comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Our property policies for all operating and development communities include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. The terms of our property and general liability policies may exclude certain mold-related claims or other types of claims based on the specific circumstances and allegations. Should an uninsured loss arise against the Company, we would be required to use our own funds to resolve the issue, including litigation costs.

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
     We have restrictions on the sale of certain properties.
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
      We had $4.1 billion in total debt outstanding as of December 31, 2004, of which $2.0 billion was secured by real estate assets and $590.5 million was subject to variable interest rates, including $19.0 million outstanding on our short-term credit facilities.
     Archstone-Smith may not have access to equity capital.
      A prolonged period in which we cannot effectively access the public equity markets may result in heavier reliance on alternative financing sources to undertake new investment activities. These alternative sources of financing may be more costly than raising funds in the public equity markets.
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
      As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been a number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. We have implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. We believe that these measures will minimize the potential for any adverse effect on our residents. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the Company, we would be required to use our own funds to resolve the issue, including litigation costs. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.
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
      We believe that Archstone-Smith has qualified for taxation as a REIT under the Internal Revenue Code and they plan to continue to meet the requirements for taxation as a REIT. They cannot, however, guarantee that they will continue to qualify in the future as a REIT. They cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to Archstone-Smith’s qualification. If they fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted them relief, they would remain disqualified as a REIT for four years following the year in which they failed to qualify. In the event that they failed to qualify as a REIT, they would be required to pay significant income taxes and would have less money available for operations and distributions to unitholders. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In order to maintain our qualification as a REIT under the Internal Revenue Code, Archstone-Smith’s declaration of trust limits the ownership of our Units by any person or group of related persons to 9.8%, unless special approval is granted by our Board.
     We intend to qualify as a partnership, but we cannot guarantee we will qualify.
      We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as an association taxable as a corporation for federal income tax purposes if we are deemed to be a publicly traded partnership, unless at least 90% of its income is qualifying income as defined in the tax code. Qualifying income for our 90% test generally includes passive income, such as real property rents, dividends and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We believe that we will meet this qualifying income test, but cannot guarantee that we will. If we were to be taxed as a corporation, it will incur substantial tax liabilities, Archstone-Smith would fail to qualify as a REIT for tax purposes and our ability to raise additional capital would be impaired.
     We are subject to losses that may not be covered by insurance.
      There are certain types of losses (such as from war) that may be uninsurable or not economically insurable. Additionally, many of our communities in California are located in the general vicinity of active earthquake fault lines and many of our Southeast Florida assets are in coastal locations and subject to hurricanes. Although we maintain insurance to cover most reasonably likely risks, including earthquakes and hurricanes, if an uninsured loss or a loss in excess of insured limits occurs, we could lose both our invested capital in, and anticipated profits from, one or more communities. We may also be required to continue to repay mortgage indebtedness or other obligations related to such communities. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results. Should an uninsured loss arise against the Company, we would be required to use our own funds to resolve the issue, including litigation costs. Any such loss could materially adversely affect our business, financial condition and results of operations.
     We have a concentration of investments in certain markets.
      At December 31, 2004, approximately 39.4% of our apartment communities are located in the Washington, D.C. metropolitan area, based on NOI. Approximately 18.9% of our apartment communities are located in Southern California at December 31, 2004, based on NOI. Southern California is the geographic area comprised of the Los Angeles, the Inland Empire, Orange County, San Diego and Ventura County markets. Additionally, approximately 8.2% of our apartment communities are located in the San Francisco Bay area of California at December 31, 2004, based on NOI. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to protected markets within these geographic areas.

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

Item 2.	Properties
Geographic Distribution
      At December 31, 2004, the geographic distribution for our eight core markets based on NOI, excluding properties owned by Ameriton, was as follows:

Washington, D.C. Metropolitan Area	39.4%
Southern California	18.9
San Francisco Bay Area, California	8.2
Chicago, Illinois	6.1
New York City Metropolitan Area	4.9
Boston, Massachusetts	4.7
Southeast Florida	4.7
Seattle, Washington	3.1

Total	90.0%

      The following table summarizes the geographic distribution at December 31, 2004, 2003 and 2002 based on NOI:

	Total Portfolio(1)(2)

	2004	2003	2002

Core Markets
Washington, D.C. Metropolitan Area	39.4%	40.0%	35.1%
Southern California	18.9	15.2	13.2
San Francisco Bay Area, California	8.2	9.8	9.0
Chicago, Illinois	6.1	7.6	8.5
New York City Metropolitan Area	4.9	2.5	2.2
Boston, Massachusetts	4.7	5.0	5.2
Southeast Florida	4.7	4.2	6.6
Seattle, Washington	3.1	3.3	3.4

Total Core Markets	90.0%	87.6%	83.2%

Non-Core Markets
Atlanta, Georgia	2.3%	2.5%	3.1%
Denver, Colorado	1.9	2.2	2.4
Houston, Texas	1.5	1.4	1.0
Raleigh, North Carolina	1.1	1.1	1.4
Other	3.2	5.2	8.9

Total Non-Core Markets	10.0%	12.4%	16.8%

Total All Markets	100.0%	100.0%	100.0%

(1)	Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. See Item 7 under the caption “Apartment Community Operations” for a discussion on why we believe NOI is a meaningful measure and a reconciliation of NOI to Earnings from Operations.

(2)	Excludes all Ameriton properties.

Real Estate Portfolio
      We are a leading multifamily REIT focused on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States. The following information summarizes our wholly owned real estate portfolio as of December 31, 2004 (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

			Operating
	Number of	Number of	Trust	Percentage
	Communities	Units	Investment	Leased(1)

OPERATING APARTMENT COMMUNITIES:
Garden Communities:
Atlanta, Georgia	8	2,459	$203,824	97.2%
Austin, Texas	2	714	34,698	95.5%
Boston, Massachusetts	5	1,204	207,428	98.1%
Chicago, Illinois	4	1,313	144,975	94.8%
Dallas, Texas	4	930	48,537	96.8%
Denver, Colorado	6	1,949	167,129	95.8%
Houston, Texas	2	1,408	74,894	94.8%
Inland Empire, California	4	1,594	98,242	95.2%
Los Angeles County, California	14	4,162	810,623	86.9%
Orange County, California	7	1,647	181,064	97.7%
Orlando, Florida	1	312	21,706	98.7%
Phoenix, Arizona	2	876	53,880	96.5%
Portland, Oregon	1	228	13,757	95.2%
Raleigh, North Carolina	5	1,324	97,760	97.3%
San Diego, California	7	2,559	293,040	98.0%
San Francisco Bay Area, California	12	4,735	637,703	95.9%
Seattle, Washington	7	2,808	236,583	94.9%
Southeast Florida	9	3,038	374,569	95.7%
Stamford, Connecticut	1	160	36,487	97.5%
Washington, D.C. Metropolitan Area	19	8,019	1,026,128	97.7%
West Coast Florida	3	746	44,373	97.7%
Ventura County, California	1	400	33,175	96.3%

Garden Community Subtotal/ Average	124	42,585	$4,840,575	95.7%

High-Rise Properties:
Boston, Massachusetts	3	693	$178,939	98.3%
Chicago, Illinois	5	3,025	516,756	93.8%
New York City Metropolitan Area	3	1,062	460,182	97.6%
Southeast Florida	1	240	27,989	93.3%
Washington, D.C. Metropolitan Area	31	10,881	1,994,217	96.1%

High-Rise Subtotal/ Average	43	15,901	$3,178,083	95.8%

Operating Apartment Communities Subtotal/ Average	167	58,486	$8,018,658	95.7%

			Operating
	Number of	Number of	Trust	Percentage
	Communities	Units	Investment	Leased(1)

APARTMENT COMMUNITIES UNDER CONSTRUCTION:
Garden Communities:
Boston, Massachusetts	1	134	$40,292	53.0%
Long Island, New York	1	396	58,462	N/A
Los Angeles County, California	3	1,002	143,989	N/A
San Diego, California	1	451	73,206	72.1%
Ventura County, California	1	316	47,266	38.0%

Garden Community Subtotal/ Average	7	2,299	$363,215	N/A

High-Rise Properties:
Boston, Massachusetts	1	420	$56,936	N/A
Washington, D.C. Metropolitan Area	2	518	79,088	N/A

High Rise Property Subtotal/ Average	3	938	$136,024	N/A

Apartment Communities Under Construction Subtotal/ Average	10	3,237	$499,239	N/A

APARTMENT COMMUNITIES IN PLANNING AND OWNED(2):
Garden Communities:	2	484	$16,701
High-Rise Communities:	2	767	$35,121

Total Apartment Communities In Planning and Owned Subtotal/ Average	4	1,251	$51,822

Total Apartment Communities Owned at December 31, 2004	181	62,974	$8,569,719

OTHER REAL ESTATE ASSETS(3)		—	69,409

AMERITON PORTFOLIO:
Operating Apartment Communities	10	3,189	358,431
Apartment Communities Under Construction	4	1,307	157,918
Apartment Communities In Planning and Owned and Other	6	1,702	65,561

Subtotal/ Average	20	6,198	581,910

Total Real Estate Owned at December 31, 2004	201	69,172	$9,221,038

(1)	Represents the percentage leased as of December 31, 2004. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2004. A “N/ A” indicates markets with communities under construction where Lease-Up has not yet commenced.

(2)	As of December 31, 2004, we had one investment representing 713 units classified as In Planning and Under Control. Our actual investment in these communities was $1.5 million, which is reflected in the “Other assets” caption of our Balance Sheet.

(3)	Includes land that is not In Planning and other real estate assets.

Item 3.     Legal Proceedings
      We are subject to the following claims in connection with moisture infiltration and resulting mold issues at previously owned high-rise properties in Southeast Florida.
      Henriques, et al. v. Archstone-Smith Operating Trust, et al., filed on August 27, 2002 (the “Henriques Claim”), in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. We reached a court-approved settlement with the plaintiffs in this matter. The case alleged that water infiltration and resulting mold contamination at the property was caused by faulty air-conditioning and had resulted in both personal injuries to the plaintiffs and damage to their property. Based on the settlement, we have recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. We are working though the settlement process and finalizing the claims for remaining claimants. Not all plaintiffs accepted the court-approved settlement, and some of these individuals have filed separate lawsuits or retained the rights to file lawsuits at a later date. In the case where separate lawsuits have been filed, we have either reached settlements or are defending these claims in the normal course of litigation. During 2004, we sold this property to an unrelated third party. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Annual Report for further discussion regarding this accrual.
      Santos, et al. v. Archstone-Smith Operating Trust, et al., filed on February 13, 2003, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of a class of residents at Harbour House. The plaintiffs in this case make substantially the same allegations as those made in the Henriques claim and seek both injunctive relief and unspecified monetary and punitive damages. We have reached individual settlement agreements with a significant portion of the represented claimants and are in discussion with the remaining individuals that are actually represented by opposing counsel. We recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. During 2004, we sold this property to an unrelated third party. See Management’s Discussion and Analysis of Financial Conditions and Results of Operations in this Annual Report for further discussion regarding this accrual.
      Bercovits et al., v. Archstone-Smith Operating Trust, et al. (formerly known as Semidey, et al., v. Archstone-Smith Operating Trust, et al. and Sullivan, et al., v. Archstone-Smith Operating Trust, et al.) was filed on October 27, 2004, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, on behalf of the class of residents at the property. The plaintiffs in this case made substantially the same allegations as those made in the Henriques claim and are seeking both injunctive relief and unspecified monetary and punitive damages. We have reached settlements with the named plaintiffs in the previous cases; however, opposing counsel amended these complaints to name new class representatives. We recorded a liability for estimated legal fees associated with known and anticipated costs for our counsel and plaintiffs’ counsel, as well as estimated settlement costs. We continue to defend the remaining claims in the normal course of litigation. During 2004, we sold this property to an unrelated third party.
      Equal Rights Center, et al. v. Archstone-Smith Trust, et al., was filed on December 20, 2004, in the federal district court in the State of Maryland by three organizations that advocate on behalf of disabled individuals. This case alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at 112 properties currently or formerly owned by the Company. The plaintiffs are seeking injunctive relief, in the form of retrofitting apartments and public accommodations to comply with the Fair Housing Act and the Americans with Disabilities Act, unspecified monetary damages for the diversion of the plaintiffs’ resources to address fair housing violations, punitive damages and attorneys’ fees. We are in the process of evaluating the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor it is reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
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
      There is no established market for the Common Units of the Operating Trust. Archstone-Smith’s Common Shares are listed on the New York Stock Exchange(NYSE: ASN). The following table sets forth the distributions on units made by the Operating Trust during the past three years ended December 31:

	2004	2003	2002

Per Common Unit(1):
Ordinary income	$1.24	$0.77	$1.33
Capital gains	1.48	0.94	0.37

Total	$2.72	$1.71	$1.70

      For federal income tax purposes, the following summaries reflect the taxability of distributions paid on our Preferred Units:

	2004	2003	2002

Per Series A Convertible Preferred Unit(2):
Ordinary income	$—	$0.95	$1.79
Capital gains	—	1.16	0.50

Total	$—	$2.11	$2.29

	2004	2003	2002

Per Series C Preferred Unit(3):
Ordinary income	$—	$—	$1.08
Capital gains	—	—	0.30

Total	$—	$—	$1.38

	2004	2003	2002

Per Series D Preferred Unit(4):
Ordinary income	$0.60	$0.99	$1.71
Capital gains	0.71	1.20	0.48

Total	$1.31	$2.19	$2.19

	2004	2003	2002

Per Series H, K, L Preferred Unit(5):
Ordinary income	$1.55	$1.52	$2.62
Capital gains	1.85	1.86	0.74

Total	$3.40	$3.38	$3.36

	2004	2003	2002

Per Series I Preferred Unit(6):
Ordinary income	$3,501.00	$3,447.00	$5,982.46
Capital gains	4,159.00	4,213.00	1,677.54

Total	$7,660.00	$7,660.00	$7,660.00

	2004	2003	2002

Per Series J Preferred Unit(7):
Ordinary income	$—	$—	$1.34
Capital gains	—	—	0.37

Total	$—	$—	$1.71

(1)	Includes a $1.00 per unit special dividend paid to our unitholders of record on December 23, 2004.

(2)	The Series A Preferred Units were redeemed during October 2003.

(3)	The Series C Preferred Units were redeemed in full plus accrued distributions during August 2002.

(4)	The Series D Preferred Units were redeemed in full plus accrued distributions during August 2004.

(5)	The Series H, K and L Preferred Units were converted into Common Units during May 2003, September 2004 and December 2004, respectively. The distribution paid on the Series H, K and L Preferred Units prior to conversion was $1.27 per share, $2.55 per share and $3.40 per share, respectively. The taxability of which is proportionate to the amounts listed in the table above.

(6)	The Series I Preferred Units have a par value of $100,000 per share.

(7)	The Series J Preferred Units were converted into Common Units during July 2002.
      Distributions are paid on a quarterly basis and equal one-fourth of the total annual amount listed above unless otherwise noted. As of February 14, 2004 we had approximately 864 record holders of A-1 Common Units and no beneficial holders of A-1 Common Units.
      Our tax return for the year ended December 31, 2004 has not been filed, and the taxability information for 2004 is based upon the best available data we have. Our tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions may be subject to change.
      In 2004 and 2003 we issued 374,921 and 1,955,908 A-1 Common Units of the Operating Trust as partial consideration for real estate, respectively. All units were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules thereunder.

      The following table summarizes the A-1 Common Units that were repurchased for either cash or A-2 Units:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value That
	Number of Units	Average Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Unit	Announced Plan	Under the Plan

1/1/04 — 1/31/04	536,684	$29.35	—	—
2/1/04 — 2/29/04	108,729	28.00	—	—
3/1/04 — 3/31/04	10,296	27.35	—	—
4/1/04 — 4/30/04	21,461	28.71	—	—
5/1/04 — 5/31/04	1,015,788	28.55	—	—
6/1/04 — 6/30/04	24,059	29.00	—	—
7/1/04 — 7/31/04	530,791	30.38	—	—
8/1/04 — 8/31/04	2,000	30.11	—	—
9/1/04 — 9/30/04	42,538	31.12	—	—
10/1/04 — 10/31/04	147,313	33.14	—	—
11/1/04 — 11/30/04	15,554	35.92	—	—
12/1/04 — 12/31/04	—	—	—	—

Total	2,455,213		—

Item 6.	Selected Financial Data
      The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2000 to 2004. This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report. Prior years amounts have been restated for amounts classified within discontinued operations. (in thousands, except per unit data):

	Years Ended December 31,

	2004	2003	2002	2001	2000

Operations Summary(1)(2):
Total revenues(3)	$873,329	$783,672	$754,339	$426,530	$465,476
Property operating expenses (rental expenses and real estate taxes)	301,649	257,429	255,542	119,968	134,569
Net Operating Income(4)	552,472	506,909	489,335	294,657	299,949
Depreciation on real estate investments	203,183	162,723	148,588	83,961	99,620
Interest expense	175,249	160,871	149,538	63,409	90,860
General and administrative expense	55,479	49,838	45,710	27,434	24,303
Earnings from operations	131,797	116,932	137,947	100,078	101,887
Gains on dispositions of depreciated real estate, net(5)	—	—	35,950	108,748	101,251
Income from unconsolidated entities	17,902	5,745	53,602	10,998	(449)
Net earnings from discontinued operations(6)	434,302	371,514	134,441	53,572	66,163
Preferred Unit distributions	16,254	26,153	34,309	25,877	25,340
Net earnings attributable to Common Units:
— Basic	596,369	468,038	322,416	239,697	236,045
— Diluted	600,124	480,910	322,416	250,917	244,625
Common Share distributions	603,553	365,009	344,590	221,196	201,257
Per Unit Data:
Net earnings attributable to Common Units:
— Basic	$2.71	$2.20	$1.59	$1.78	$1.79
— Diluted	2.69	2.18	1.58	1.77	1.78
Common Unit cash distributions paid(7)	2.72	1.71	1.70	1.64	1.54
Cash distributions paid per Unit:
Series A Preferred Unit(8)	—	2.11	2.29	2.21	2.07
Series B Preferred Unit(9)	—	—	—	0.79	2.25
Series C Preferred Unit(10)	—	—	1.38	2.16	2.16
Series D Preferred Unit(11)	1.31	2.19	2.19	2.19	2.19
Series E Preferred Unit(12)	2.09	2.09	0.70	—	—
Series F Preferred Unit(12)	1.50	2.03	0.68	—	—
Series G Preferred Unit(12)	2.16	2.16	0.72	—	—
Series H, J, K and L Preferred Units(13)	—	3.38	3.36	—	—
Series I Preferred Unit(13)(14)	7,660.00	7,660.00	7,660.00	—	—
Weighted average Common Units outstanding:
— Basic	220,053	212,288	202,781	134,589	131,874
— Diluted	223,187	220,758	203,804	142,090	137,730

(1)	Includes Ameriton for all years presented.

(2)	Net earnings from discontinued operations have been reclassified for all years presented.

(3)	Annual revenues inclusive of discontinued operations for 2004, 2003, 2002, 2001 and 2000 were $987 million, $1.0 billion, $1.0 billion, $737 million and $732 million, respectively.

(4)	Defined as rental revenues less rental expenses and real estate taxes. We believe that net earnings attributable to Common Units and NOI are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See Item 7 of this Annual Report under the caption “Apartment Community Operations” for a reconciliation of NOI to Earnings from Operations.

(5)	Gains on the disposition of real estate investments classified as held for sale after January 1, 2002 are included in discontinued operations.

(6)	Represents property-specific components of net earnings and gains/losses on the disposition of real estate classified as held for sale subsequent to January 1, 2002.

(7)	Includes a $1.00 per share special distribution issued to our Common Unitholders in December 2004.

(8)	The Series A Preferred Units were called for redemption during October 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(9)	All of the outstanding Series B Preferred Units were redeemed on May 2001. During 2001, cash distributions of $0.79 per share were paid for the period prior to the redemption.

(10)	All of the outstanding Series C Preferred Units were redeemed at liquidation value plus accrued distributions in August 2002.

(11)	All of the outstanding Series D Preferred Units were redeemed at liquidation value plus accrued distributions in August 2004.

(12)	In August 2002, the DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units. The Company redeemed the Series F Preferred Units in September 2004, 520,000 of the Series E Preferred Units in August 2004 and 400,000 of the Series E Preferred Units in November 2004.

(13)	The Series L Preferred Units were converted into Common Units during December 2004 and the distribution paid during 2004 prior to conversion was $3.40 per share. In September 2004, the Series K Preferred Units were converted into Common Units and the distribution paid during 2004 prior to conversion was $2.55 per share. The Series H Preferred Units were converted into Common Units during May 2003 and the distribution paid during 2003 prior to conversion was $1.27 per share. In July 2002, Series J Preferred Units were converted into Common Units. During the fourth quarter 2001, we paid approximately $5.8 million of distributions on the Series H, I, J, K and L Preferred Units that were declared by Smith Residential prior to the Smith Merger.

(14)	Series I Preferred Units have a par value of $100,000 per share.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Financial Position:
Real estate owned, at cost	$8,958,195	$8,783,349	$9,132,183	$8,565,787	$5,267,554
Real estate held for sale(1)	262,843	215,831	165,552	46,426	46,046
Investments in and advances to unconsolidated entities	111,481	86,367	116,594	240,719	64,993
Total assets	9,066,044	8,921,695	9,096,026	8,700,722	5,117,459
Unsecured credit facilities	19,000	103,790	365,578	188,589	193,719
Long-Term Unsecured Debt	2,099,132	1,871,965	1,776,103	1,333,890	1,401,262
Total liabilities	4,474,768	4,184,592	4,704,299	4,305,117	2,767,774
Other Common Unitholders’ interest (at redemption value)	885,400	707,924	579,598	669,502	—
Preferred Units	69,522	210,120	355,221	374,114	286,856
Total unitholders’ equity	3,703,826	4,017,669	3,799,141	3,631,518	2,251,606
Number of Common Units outstanding	222,694	220,063	205,328	199,973	122,838

	Years Ended December 31,

	2004	2003	2002	2001	2000

Other Data:
Net cash flows provided by (used in):
Operating activities	$369,772	$343,696	$392,043	$332,153	$322,077
Investing activities	552,388	428,166	(137,401)	387,694	71,789
Financing activities	(724,135)	(779,478)	(248,823)	(721,897)	(394,861)

(1)	Previous years have been restated to include assets that were classified as sold or held for sale as of December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company
      The Operating Trust is a public equity REIT that is engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. The Company is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and its subsidiaries and affiliates. Archstone-Smith is our sole trustee and owns 89.1% of the Operating Trust’s common units as of December 31, 2004.
Results of Operations

Executive Summary
      We produced diluted net earnings per unit of $2.69 for the year ended December 31, 2004, a 23.4% increase compared with the $2.18 per unit reported for 2003. Our total unitholder return of 48.8% in 2004 exceeded the NAREIT Apartment Index and S&P 500 Index equivalent returns by 1,407 and 3,791 basis points, respectively. We also closed out 2004 on a high note with the announcement that Archstone-Smith was being added to the S&P 500 Index in December.
      Our Same-Store revenues were up 0.2% for the full year in 2004. The increase in Same-Store revenues represents the first time annual Same-Store revenue growth has been positive since 2001. The Washington D.C. metropolitan area, Southern California and Southeast Florida, which collectively represent 63% of the company’s portfolio, produced annual Same-Store revenue growth of 1.9%, 3.0% and 2.4%, respectively. Our most challenging core-markets during 2004 were the San Francisco Bay Area and Chicago, which produced negative revenue growth of 3.6% and 3.3%, respectively. Our Same-Store expenses increased 3.7% and NOI declined 1.6% for the full year in 2004.
      The REIT completed $1.4 billion of non-core asset sales in 2004, including dispositions totaling $616.5 million in the fourth quarter. The 2004 dispositions produced GAAP gains of $372.2 million and an unleveraged internal rate of return of 13.8%. As a result of the significant gains generated by these asset sales, we paid a $1.00 per unit special distribution to unitholders in December 2004. Additionally, Ameriton completed the sale of $360 million of assets producing pre-tax gains of $65.1 million. The REIT acquired $866.2 million of apartment communities in 2004 excluding Ameriton, representing 3,753 units, in markets that include the New York metropolitan area, Los Angeles County, Southeast Florida and the Washington, D.C. metropolitan area. These acquisitions were funded principally with tax-deferred exchange proceeds from asset dispositions.
      The REIT currently has $952.5 million in operating and joint venture properties under construction in markets that include Southern California and the Washington, D.C. metropolitan area, as well as $487.2 million of developments in planning. In addition, Ameriton has $194.8 million of development under construction and $205.6 million in planning. We expect our substantial development pipeline to contribute significantly to our earnings growth rate over the next five years as these projects are completed and stabilized.

Overview
      In conjunction with our capital recycling strategy, rental revenues and rental expenses, including real estate taxes, will fluctuate based upon the timing and volume of dispositions, acquisitions and development lease-ups. Accordingly, our results are not only driven by the performance of our operating portfolio, but also by gains/losses from the disposition of real estate, the corresponding loss of ongoing income from assets sold, and increased income generated from acquisitions and new developments. These factors all contribute to the overall financial performance of the Company.
      Basic net earnings attributable to Common Units increased $128.3 million, or 27.4%, in 2004 as compared to 2003. This increase is primarily attributable to:

•	Increased revenues partially offset by a corresponding increase in operating expenses associated with $1.1 billion and $508.9 million in asset acquisitions, inclusive of Ameriton, that occurred during 2004 and 2003, respectively;

•	Increased income from the continued lease-up of new development projects;

•	A $92.8 million increase in gains from the sale of operating communities, which includes gains from the sale of assets by Ameriton;

•	A $29.9 million decrease in other expenses primarily due to lower moisture infiltration and resulting mold-related expenses recognized during 2004;

•	Non-operating income of $28.2 million, from the sale and settlement of forward contracts on marketable equity securities resulting in a gain of $24.9 million, and the disposition of our property management business, resulting in a $3.3 million gain, during 2004;

•	A $12.2 million increase in income from unconsolidated entities, primarily related to the recognition of $3.2 million of contingent proceeds associated with the expiration of certain indemnifications from the sale of CES, which was sold in 2002, and $13.9 million of gains from the sale of joint venture operating assets during 2004 compared to $7.4 million of gains in 2003; and,

•	A $10.1 million reduction in Preferred Unit distributions due to the conversion of Series A and H Preferred Units during 2003, the redemption of Series D Preferred Units in August 2004, the conversion of Series K Preferred Units in September 2004 and the early conversion of Series L Preferred Units in December 2004. These conversions and the redemption also eliminated the impact of the related Preferred Unit distributions on our fixed charge coverage ratio.

      These increases were partially offset by:

•	A 3.7% increase in Same-Store expenses during 2004 as compared to 2003 primarily due to increases in personnel costs and real estate taxes at both our garden and high-rise properties (our Same-Store population excludes Ameriton properties, as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT);

•	The loss of rental revenues and a corresponding decrease in rental expenses due to $1.8 billion and $1.6 billion in dispositions, including Ameriton, during 2004 and 2003, respectively; and,

•	A $4.7 million charge, net of anticipated insurance recoveries, associated with damage from hurricanes in Florida.
      Basic net earnings attributable to Common Units increased approximately $145.6 million, or 45.2%, in 2003 as compared to 2002. This increase is largely attributable to:

•	Higher gains in 2003 of $353.6 million as compared to $139.6 million during 2002, associated with an increase in the dispositions of depreciated real estate assets;

•	Lower interest expense associated with lower debt extinguishment costs and lower debt balances during 2003 and a reduction in interest rates on floating rate debt and refinanced debt;

•	A reduction in Preferred Unit distributions during 2003 due to the conversion of Series A and Series H Preferred Units into Common Units in 2003 and the conversion of Series J Preferred Units into Common Units and the redemption of Series A Preferred Units during 2002; and

•	Increased rental revenue and corresponding increase in rental expense due to the acquisition of operating communities and the continued lease-up and stabilization of development communities.
      These increases were partially offset by:

•	A decline in rental revenue from our Same-Store portfolio of 1.4% for the twelve months ended December 31, 2003 as compared to the same period in 2002, primarily due to a decline in potential effective rent per unit and a decrease in average occupancy;

•	The loss of rental revenue and a corresponding decrease in rental expense due to $1.6 billion and $602.1 million in dispositions during the twelve months ended December 31, 2003 and 2002, respectively; and

•	An increase of $24.8 million in expenses associated with moisture infiltration and resulting mold during 2003 as compared to 2002.

Apartment Community Operations
      We utilize NOI as the primary measure to evaluate the performance of our operating communities. NOI is defined as rental revenues less rental expenses and real estate taxes for each of our operating properties. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. The following is a reconciliation of NOI to earnings from operations (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net operating income	$552,472	$506,909	$489,335
Other income	19,208	19,334	9,462
Depreciation of real estate investments	(203,183)	(162,723)	(148,588)
Interest expense	(175,249)	(160,871)	(149,538)
General and administrative expenses	(55,479)	(49,838)	(45,710)
Other expense	(5,972)	(35,879)	(17,014)

Earnings from operations	$131,797	$116,932	$137,947

      At December 31, 2004, investments in operating apartment communities comprised over 99% of our total real estate portfolio, based on NOI. The following table summarizes the performance of our operating portfolio (in thousands, except for percentages):

	Years Ended December 31,

	2004	2003	2002

Rental revenues:
Garden communities	$526,271	$465,368	$458,538
High-rise properties	303,073	284,640	273,494
Ameriton	21,501	11,053	7,742
Non-multifamily	3,276	3,277	5,103

Total revenues	854,121	764,338	744,877

Operating expenses (rental expenses and real estate taxes):
Garden communities	181,060	150,278	150,073
High-rise properties	108,879	101,568	100,272
Ameriton	11,242	4,920	3,838
Non-multifamily	468	663	1,359

Total operating expenses	301,649	257,429	255,542

Net operating income:
Garden communities	345,211	315,090	308,465
High-rise properties	194,195	183,072	173,222
Ameriton	10,259	6,133	3,904
Non-multifamily	2,807	2,614	3,744

Total net operating income	552,472	506,909	489,335

NOI classified as discontinued operations	61,494	128,664	199,953

NOI including discontinued operations	$613,966	$635,573	$689,288

	Years Ended December 31,

	2004	2003	2002

Operating margin (NOI/rental revenues):
Garden communities	65.6%	67.7%	67.3%
High-rise properties	64.1%	64.3%	63.3%
Average occupancy during period:
Garden communities	94.7%	95.0%	95.0%
High-rise properties	95.2%	93.2%	93.8%
      The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were fully operating during each respective comparison period:

	Same-Store	Same-Store	Same-Store
	Revenue	Expense	NOI
	Growth/	Growth/	Growth/
	(Decline)	(Decline)	(Decline)

2004
Garden	0.0%	4.6%	(2.1%)
High-Rise	0.4%	2.3%	(0.6%)
Total	0.2%	3.7%	(1.6%)
2003
Garden	(2.4)%	(2.0)%	(2.6%)
High-Rise	0.3%	(1.0)%	1.0%
Total	(1.4)%	(1.6)%	(1.3%)

2004 vs. 2003 NOI Analysis
      NOI increased by $45.6 million, or 9.0%, during 2004 as compared to 2003. Of this increase, $30.1 million was produced by our garden communities, $11.1 million by our high-rise portfolio, $4.1 million by Ameriton and the remainder by non-multifamily assets.
      The $30.1 million increase in garden NOI during 2004 as compared to 2003 was primarily attributable to the acquisition of six garden communities for a total of $443.9 million and the ongoing lease-up and stabilization of development communities during 2004. This increase was partially offset by a 2.1% decline in Same-Store NOI primarily due to higher site and regional personnel costs and real estate taxes.
      The $11.1 million increase in high-rise NOI during 2004 compared to 2003 was primarily attributable to the acquisition of two high-rise properties in the New York area and two in the Washington D.C. metropolitan market for a total of $379.0 million during 2004. This increase was partially offset by a 0.6% decline in Same-Store NOI also attributable to higher site and regional personnel costs and real estate taxes.
      The $4.1 million increase in Ameriton NOI during 2004 as compared to 2003 was primarily attributable to the acquisition of 12 Ameriton communities and the ongoing lease-up and stabilization of Ameriton developments during 2004. This increase was partially offset by the loss of NOI from nine Ameriton dispositions during 2004.
      NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $21.6 million, or 3.4%, during 2004 as compared to 2003. This net decrease in NOI was primarily attributable to:

•	The loss of NOI from the disposition of $1.8 billion and $1.6 billion in operating assets, including Ameriton, during 2004 and 2003, respectively;

•	A decline in Same-Store NOI of 2.1% at our garden communities primarily due to 4.6% higher Same-Store expenses in 2004 compared to 2003 resulting from higher property taxes and site and regional personnel costs. Garden rental revenues were flat in 2004, due principally to improvements in the

Washington D.C. metropolitan area and Southern California markets offset by continuing weakness in the Bay Area and Atlanta; and,

•	A decline in Same-Store NOI of 0.6% for our high-rise properties primarily due to increased personnel costs and increased property taxes. These expense increases were partially offset by 0.4% higher revenues due to continued improvements in the Washington D.C. metropolitan market where we have the majority of our high-rise properties offset by ongoing weakness in Chicago.

      This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described previously, as well as an increase in NOI associated with assets classified as held-for-sale, some of which related to Ameriton lease-ups during 2003.

2003 vs. 2002 NOI Analysis
      NOI increased by $17.6 million, or 3.6%, during 2003 as compared to 2002. Of this increase, $6.6 million was produced by our garden communities, $9.9 million by our high-rise portfolio and $2.2 million by Ameriton. These increases were partially offset by a decrease in NOI from non-multifamily assets.
      The $6.6 million increase in garden NOI during 2003 as compared to 2002 was primarily attributable to the acquisition of 10 garden communities for a total of $523.5 million and the ongoing lease-up and stabilization of development communities during 2003. This increase was partially offset by a 2.6% decline in Same-Store NOI.
      The $9.9 million increase in high-rise NOI during 2003 as compared to 2002 was primarily attributable to an increase in Same-Store NOI of 1.0% in 2003 compared to 2002.
      The $2.2 million increase in Ameriton NOI during 2003 as compared to 2002 was primarily attributable to the ongoing lease-up and stabilization of Ameriton developments. This increase was partially offset by the loss of NOI from the six Ameriton dispositions in 2003.
      NOI for our entire portfolio, including properties classified within discontinued operations, decreased by $53.7 million, or 7.8%, during 2003 as compared to 2002. This net decrease in NOI was primarily attributable to:

•	The loss of NOI from the disposition of $1.6 billion and $602.1 million in operating assets, including Ameriton, during 2003 and 2002, respectively; and

•	A decline in Same-Store NOI of 2.6% for our garden communities primarily due to a decrease in revenues in the Bay Area, Seattle and Atlanta markets, which were impacted by challenging economic conditions.
      This decrease was partially offset by increased NOI from the acquisitions, lease-ups and redevelopments described previously, as well as an increase of 1.0% in NOI from Same-Store high-rise properties in 2003 as compared to 2002. This Same-Store NOI increase was primarily due to increased Same-Store revenues in the Washington D.C. market, where economic conditions remained strong, partially offset by declining market conditions in Chicago. Additionally, Same-Store expenses declined in 2003 compared to 2002, primarily due to lower cost of utilities and administrative expenses.

Other Income
      There was no significant change in the amount of other income in 2004 as compared to 2003. Notable differences in the composition of other income in 2004 as compared to 2003 were the collection and recognition of $3.1 million related to the settlement of an ongoing CES lawsuit during 2004, a decrease in the collection of indemnified CES accounts receivable over 120 days of $4.4 million during 2004 as compared to 2003, an increase in gains related to the disposition of land of $3.2 million during 2004 as compared to 2003, and $5.7 million of dividend income on stock investments in 2003.

      The $9.9 million, or 104.3%, increase in 2003 as compared to 2002 was principally attributable to the collection of $5.3 million of contingent proceeds related to indemnification of certain CES accounts receivable over 120 days and $5.7 million of dividend income on stock investments.

Depreciation Expense
      Depreciation expense increased $40.5 million, or 24.9%, during 2004 as compared to 2003. This increase is primarily due to a greater number of operating assets classified within discontinued operations during the prior year, resulting in a greater depreciation allocation to discontinued operations of $23.8 million in 2003 as compared to 2004.
      Including depreciation expense on properties classified within discontinued operations, depreciation expense increased $16.6 million (comprised of a $40.5 million increase from continuing operations offset by a $23.9 million decrease from discontinued operations), or 8.2%, during 2004 as compared 2003. This increase is principally attributable to the amortization of the intangible value of lease agreements obtained in connection with apartment community acquisitions, which are amortized over the average life of the underlying lease. During 2004 and 2003, amortization of these intangible assets was $16.4 million and $2.9 million, respectively. Depreciation expense also increased due to the disposition of assets with lower depreciable basis at significant gains and the reinvestment of these proceeds into assets with a higher depreciable basis.
      The $14.1 million, or 9.5%, increase in depreciation expense during 2003 as compared to 2002 is attributable to a greater number of operating assets classified within discontinued operations during the prior year. Including depreciation expense on properties reported in discontinued operations, depreciation expense decreased $3.3 million (comprised of a $14.1 million increase from continuing operations offset by a $17.4 million decrease from discontinued operations), or 1.6%, in 2003 as compared to 2002 due principally to increased disposition activity during 2003.

Interest Expense
      Interest expense increased $14.4 million, or 8.9%, during 2004 as compared to 2003. This increase is primarily due to a greater number of operating assets classified within discontinued operations during the prior year, resulting in $17.7 million higher interest allocated to discontinued operations in 2003 as compared to 2004.
      Including interest expense on properties reflected in discontinued operations, interest expense decreased $3.3 million (comprised of a $14.4 million increase from continuing operations offset by a $17.7 million decrease from discontinued operations), or 1.6%, in 2004 as compared 2003. The decrease is primarily the result of a reduction in weighted average debt interest rates and a decrease in the average outstanding mortgage balance during 2004 as compared to 2003, as we paid off secured debt during the year, partially offset by an increase in the average outstanding long-term debt balance in 2004 as compared to 2003.
      The $11.3 million, or 7.6%, increase in interest expense during 2003 as compared to 2002 is attributable to a greater number of operating assets classified within discontinued operations during the prior year. The $30.1 million decrease in interest expense (comprised of a $11.3 million increase from continuing operations offset by a $41.4 million decrease from discontinued operations), or 12.4%, , including interest on properties reported in discontinued operations in 2003 as compared to 2002, is the result of lower debt balances, a reduction in interest rates on floating rate debt and refinanced debt, and the repayment of Long-Term Unsecured Debt with proceeds from our unsecured credit facilities, which were at lower average interest rates during the period.

General and Administrative Expenses
      The $5.6 million, or 11.3%, increase in general and administrative expenses in 2004 as compared to 2003 is due primarily to executive Common Share grants related to the achievement of total shareholder return performance targets associated with a three-year special incentive plan, an increase in audit and consulting fees associated with Sarbanes-Oxley compliance and the impact of the fourth quarter special distribution on

DEUs earned on restricted share units and some employee share options. These expenses were partially offset by lower severance costs and payroll expense in 2004 as compared to 2003.
      The $4.1 million, or 9.0%, increase in general and administrative expenses in 2003 as compared to 2002 relates primarily to additional severance costs and legal fees incurred during 2003, as well as increased depreciation of capitalized costs associated with our revenue management system and our new on-site property management software.

Other Expenses
      The $29.9 million, or 83.4%, decrease in other expense during 2004 as compared to 2003 is primarily due to a $29.0 million expense associated with moisture infiltration and resulting mold recorded during 2003. The moisture infiltration costs pertain to estimated and incurred legal fees and estimated settlement costs, additional residential property repair and replacement costs, and temporary resident relocation expenses.
      The $18.9 million, or 110.9%, increase in other expense in 2003 as compared to 2002 is primarily related to an increase in moisture infiltration and resulting mold costs and a $3.5 million increase in Ameriton income taxes. These increases were partially offset by lower merger integration costs associated with the Smith Merger as well as lower pursuit cost write-offs during 2003.

Income from Unconsolidated Entities
      Income from unconsolidated entities increased $12.2 million, or 211.6%, in 2004 as compared to 2003, primarily due to gains from the sale of joint venture operating communities and the recognition of contingent proceeds from the expiration of certain indemnifications related to the sale of CES. This was partially offset by $1.5 million in hurricane losses from damage to unconsolidated Florida communities.
      Income from unconsolidated entities decreased by $47.9 million in 2003 as compared to 2002 primarily due to the gain on sale of CES recognized in December 2002.

Other Non-Operating Income
      Other non-operating income increased by $28.2 million during 2004 as compared to 2003 due to the recognition of $24.9 million in gains from the sale and settlement of marketable securities, and a $3.3 million gain from the sale of our property management business in 2004. We had no non-operating income during 2003 or 2002.

Preferred Unit Distributions
      Preferred Unit distributions decreased by $9.9 million, or 37.9%, during 2004 as compared to 2003. This decrease was primarily due to the conversion of Series H Preferred Units into Common Units in May 2003, the conversion of Series A Preferred Units into Common Units in December 2003, the redemption of our Series D Preferred Units in August 2004, the conversion of Series K Preferred Units into Common Units in September 2004 and the early conversion of Series L Preferred Units into Common Units in December 2004. In August and November 2004, 520,000 and 400,000 Series E Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends. In September 2004, the Series F Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends. These savings were partially offset by the recognition of $1.7 million of issuance costs related to the Series D Preferred Units. The decrease in Preferred Unit distributions due to conversions was offset by an increase in Common Unit distributions.
      Preferred Unit distributions decreased by $8.2 million, or 23.8%, during 2003 as compared to 2002. This decrease was primarily attributable to the conversion of Series A and Series H Preferred Units into Common Units in 2003 and the conversion of Series J Preferred Units into Common Units during 2002, as well as the redemption of the Series C Preferred Units in 2002. The decrease in Preferred Unit distributions due to conversions was offset by an increase in Common Unit distributions.

Discontinued Operations
      The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, income taxes and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.
      Consistent with our capital recycling program, we had five operating apartment communities, representing 1,952 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at December 31, 2004. Accordingly, we have classified the operating earnings from these five properties within discontinued operations for the years ended December 31, 2004, 2003 and 2002. During the twelve months ended December 31, 2004, we sold 30 REIT and Ameriton operating communities. The operating results of these 30 communities and the related gain/loss on sale are also included in discontinued operations for 2004, 2003 and 2002. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 communities and the related gain/loss on the sale are also included in discontinued operations for 2003 and 2002. In addition, discontinued operations for the year ended December 31, 2002 includes the net operating results of 12 operating communities and one retail property which were sold during 2002.
      The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,

	2004	2003	2002

Rental revenue	$113,933	$242,287	$340,897
Rental expenses	(39,656)	(85,012)	(107,088)
Real estate taxes	(12,783)	(28,611)	(33,856)
Depreciation on real estate investments	(16,806)	(40,633)	(58,037)
Interest expense(1)	(33,503)	(51,195)	(92,651)
Income Taxes from taxable REIT subsidiaries	(21,567)	(12,206)	(10,455)
Provision for possible loss on real estate investment	—	(3,714)	(2,611)
Debt extinguishment costs related to dispositions	(1,763)	(3,002)	(5,412)
Gain from the disposition of REIT real estate investments, net	372,217	310,901	72,934
Gain from the dispositions of taxable REIT subsidiary real estate investments, net	74,230	42,699	30,720

Total discontinued operations	$434,302	$371,514	$134,441

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the Company’s leverage ratio was $23.2 million, $32.7 million and $61.2 million for 2004, 2003 and 2002, respectively.
      Gains from the disposition of REIT assets are the result of our capital recycling strategy, which redeploys capital from non-core assets to more desirable locations within our core markets. Gains or losses associated with REIT dispositions can vary significantly from year-to-year given overall real estate market conditions.
      The majority of our gains from taxable REIT subsidiaries were from Ameriton, which is a wholly owned taxable REIT subsidiary that engages in the opportunistic acquisition, development and eventual disposition of real estate with a short-term investment horizon. While Ameriton has established a consistent track record of producing significant gains, which contribute to our overall net earnings, these gains or losses can fluctuate significantly on a year-to-year basis depending on the relative success of this component of our strategy.

      Assets held for sale as of December 31, 2004, represented gross real estate of $262.8 million and $215.8 million with mortgages payable of $60.6 million and $61.4 million at December 31, 2004 and 2003, respectively. Additionally, of our investment in real estate and debt balances at December 31, 2003, we disposed of $1.5 billion of real estate and paid off related mortgages of $85.8 million during the twelve months ended December 31, 2004.
Liquidity and Capital Resources
      We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and ready access to the capital markets by issuing securities under our existing shelf registrations, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2005.

Operating Activities
      Net cash flow provided by operating activities increased $26.1 million, or 7.6%, in 2004 as compared to 2003. This increase was principally due to lower moisture infiltration and resulting mold-related expenses during 2004, lower interest expense due to a reduction in the average debt rates and a reduction in average debt balances during 2004, as well as higher investment income from the sale of marketable equity securities. See Results of Operations for a more complete discussion of the factors impacting our operating performance.
      Our net cash flows provided by operating activities decreased by $48.3 million, or 12.3%, during 2003 as compared to 2002. This decrease was principally due to lower net earnings before gains on the disposition of depreciated real estate, payments related to remediation of moisture infiltration and resulting mold that were accrued in previous years and decreased contributions from unconsolidated entities. See Results of Operations for a more complete discussion of the factors impacting our operating performance.

Investing and Financing Activities
      Net cash flows provided by investing activities increased by $124.2 million, or 29.0%, in 2004 as compared to 2003. This was due primarily to a $158.1 million increase in net proceeds from the disposition of real estate assets during 2004 as compared to the same period of 2003, and proceeds from the sale of marketable securities in 2004 that were acquired in 2003, which is included in “Other, net” in the accompanying Condensed Consolidated Statement of Cash Flows. The increase was partially offset by $122.8 million more spent for acquisitions and development activity during 2004 as compared to 2003. The disposition, acquisition and development amounts above exclude transactions funded by tax-deferred exchange proceeds.
      Net cash flows provided by investing activities increased by approximately $565.6 million in 2003 as compared to 2002. This increase was primary attributable to a $984.1 million increase in proceeds from the disposition of real estate assets and a reduction in cash used to purchase marketable securities during 2003 as compared to 2002. This was partially offset by an increase in the balance of our tax-deferred escrow.
      Net cash flows used in financing activities decreased by $55.3 million, or 7.1%, in 2004 as compared to 2003, due to increased borrowings to finance a net increase in real estate investments during 2004 as compared to the prior year, partially offset by an increase in cash used to repurchase Common and Preferred Units and pay the special distribution in 2004.
      Net cash used in financing activities increased by $530.7 million, or 213.3%, in 2003 as compared to 2002. This is principally due to a $438.8 million net reduction in our unsecured credit facility and a $283.5 million reduction in the total proceeds received from long-term unsecured debt offerings. This increase in cash used in financing activities was partially offset by a $361.7 million reduction in principal payments on mortgages payable.

      Significant non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

•	Issued $10.8, $47.6 and $8.7 million of A-1 Common Units as partial consideration for properties acquired during 2004, 2003 and 2002, respectively;

•	Issued $4.5 million of A-2 Common Units as partial consideration for real estate during 2004.

•	Holders of Series K Preferred Units and Series L Preferred Units converted $25.0 million each of their units into Common Shares during 2004;

•	Holders of Series H Preferred Units converted $71.5 million of their units into Common Shares during 2003;

•	Redeemed $47.9 million, $25.5 million and $41.7 million A-1 Common Units for Common Shares during 2004, 2003 and 2002, respectively;

•	Holders of Series J Preferred Units converted $25 million of their units into Common Shares during 2002;

•	Recorded an accrual related to moisture infiltration and resulting mold remediation for $36.1 million and $11.3 million at one of our high-rise properties in Southeast Florida during 2003 and 2002, respectively;

•	Assumed mortgage debt of $113.6 million, $55.4 million and $195.6 million during 2004, 2003 and 2002, respectively, in connection with the acquisition of apartment communities;

•	Holders of Series A Preferred Units converted $71.9 million and $5.7 million of their units into Common Shares during 2003 and 2002, respectively.

Scheduled Debt Maturities and Interest Payment Requirements
      We have structured the repayments of our long-term debt to create a relatively level principal maturity schedule and to avoid significant repayment obligations in any year which would impact our financial flexibility. We have $313.7 million in scheduled maturities during 2005, and we have $295.5 million and $542.5 million of long-term debt maturing during 2006 and 2007, respectively. See Note 5 in our audited financial statements in this Annual Report for additional information on scheduled debt maturities.
      In April 2004, we filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. During August 2004, the Operating Trust issued $300 million in long-term unsecured ten-year notes with net proceeds of $297.1 million and with a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The proceeds were used to repay outstanding balances on our unsecured credit facilities. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of the market value of total assets as defined, using a capitalization rate of 7.5% to value stabilized operating assets. As of December 31, 2004, we had $700 million available in shelf registered debt securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.
      In December 2004, we restructured our unsecured revolving credit facility provided by a group of financial institutions led by JPMorgan Chase Bank. The primary modifications were extending the maturity, reducing the pricing and lowering the capitalization rate used to value the operating portfolio. The $600 million facility matures in December 2007 and has a one-year extension feature, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.50%. The spread over LIBOR can vary from LIBOR plus 0.425% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. The facility contains an accordion feature that allows us to expand the commitment up to $900 million at any time during the life of the facility, subject to lenders providing additional commitments. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the ratings of our Long-Term Unsecured Debt.

      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 1.60% to 2.55% during 2004. There were no borrowings outstanding under the agreement at December 31, 2004 and $6.8 million of borrowings outstanding under this agreement at December 31, 2003.
      We had $61 million outstanding on our unsecured line of credit, $14 million outstanding under letters of credit and an available balance of $625 million on our unsecured credit facilities at February 14, 2004.
      Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective weighted average interest rates of 2.62%, 6.23% and 5.24%, respectively, as of December 31, 2004. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.
      Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the year ended December 31, 2004.

Unitholder Distribution Requirements
      Based on anticipated distribution levels for 2005 and the number of units outstanding as of December 31, 2004, we anticipate that we will pay the following distributions in 2005 (in thousands, except per share amounts):

	Per Share	Total

Common Unit distributions:
Common Units(1)	$1.73	$345,625
A-1 Common Unit distributions(1)	1.73	39,993
Series E Preferred Unit distributions(2)	0.20	40
Series G Preferred Unit distributions(2)	0.38	228
Series I Preferred Unit distributions(3)	7,660.00	3,830

Total dividend/distribution requirements		$389,716

(1)	Future distributions on Common Units are contingent upon approval by the Archstone-Smith Board of Trustees.

(2)	Distributions are prorated as we plan to redeem the remaining Series E and G Preferred Units in February and March 2005, respectively.

(3)	Series I Preferred Units have a par value of $100,000 per unit.

Unit Repurchase and Redemption Activity
      The following is a summary of our Preferred Unit activity since 2003:

•	In May 2003, the Series H Preferred Units were converted into Common Units.

•	In October 2003, we called the Series A Preferred Units for redemption. Of the 2.9 million Series A Convertible Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed for cash and retired.

•	In September 2004, the Series K Preferred Units were converted into Common Units.

•	In August 2004, the Series D Preferred Units were redeemed in full plus accrued distributions.

•	In December 2004, the Series L Preferred Units were converted into Common Units.

      In 2004 and 2003 we issued 374,921 and 1,955,908 A-1 Common Units of the Operating Trust as partial consideration for real estate, respectively. All units were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules thereunder.

Planned Investments
      Following is a summary of planned investments as of December 31, 2004, including amounts for Ameriton (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

	Planned Investments

	Units	Discretionary	Committed

Communities under redevelopment	1,535	$2,756	$27,485
Communities under construction	4,894	—	458,453
Communities In Planning and owned	2,953	485,889	—
Communities In Planning and Under Control	713	101,349	—
Community acquisitions under contract	348	43,152	—

Total	10,443	$633,146	$485,938

      In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.
      We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements during 2005 and 2006. We expect to start construction on approximately $300-$350 million, based on Total Expected Investment, of new development communities in 2005. We expect to fund the costs of these development projects over a two-to-three year period following the date construction commences. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources
      We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program, existing cash balances and borrowings under our unsecured credit facilities, prior to arranging long-term financing. We anticipate that net cash flow from operating activities and gains on dispositions during 2005 will be sufficient to fund anticipated distribution requirements and debt principal amortization payments. To fund planned investment activities, we had $625 million in available capacity on our unsecured credit facilities, $50 million of cash in tax-deferred exchange escrow and $152 million of cash on hand at February 14, 2005. In addition, we expect to complete the disposition of $400 — $700 million of REIT operating communities during 2005.
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
      In April 2004, we filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. During August 2004, we issued $300 million in long-term unsecured ten-year notes with net proceeds of $297.1 million and with a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The proceeds were used to repay outstanding balances on our unsecured credit facilities. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of the market value of total assets as defined, using a capitalization rate of 7.5% to value stabilized operating assets. As of December 31, 2004, we had $700 million available in shelf registered debt securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.
      As of February 14, 2005, Archstone-Smith and the Operating Trust collectively have $1.2 billion available in shelf registered securities which can be issued based on our ability to affect offerings on satisfactory terms based on prevailing market conditions.
Litigation and Contingencies
      We are subject to various claims in connection with moisture infiltration and resulting mold issues at certain high-rise properties in Southeast Florida. These claims generally allege that water infiltration and resulting mold contamination resulted in the claimants having personal injuries and/or property damage. Although certain of these claims continue to be at various stages of litigation, with respect to the majority of these claims, we have either settled the claims and/or we have been dismissed from the lawsuits that had been filed. With respect to the lawsuits that have not been resolved, we continue to defend these claims in the normal course of litigation.
      We have recorded accruals for moisture infiltration and resulting mold issues. These accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the settlements reached with the various claimants, estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as additional information becomes available.
      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. We are in litigation with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries associated with moisture infiltration and resulting mold. In addition, we will continue to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.
      During 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency of approximately $5.5 million associated with both wholly owned and unconsolidated apartment communities. This charge is offset by a $750,000 receivable for anticipated insurance recoveries. These estimates represent management’s best estimate of the probable and reasonably estimable costs and are based on the most current information available from our insurance adjustors.
      During December 2004, a lawsuit was filed against us that alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at 112 properties currently or formerly owned by the Company. The plaintiffs are seeking injunctive relief, in the form of retrofitting apartments and public accommodations to comply with the Fair Housing Act and the Americans with Disabilities Act; unspecified monetary damages for the diversion of the plaintiffs’ resources to address fair housing violations, punitive damages and attorneys’ fees. We are in the process of evaluating the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
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
      If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses. For example, if hypothetically, we were to reduce our development and land acquisition activity by 25% with no corresponding decrease in internal costs, our net earnings per Common Unit could decrease by approximately 1.0% or approximately $0.026 based on 2004 amounts.

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
      The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. For example, we would value a community with annual NOI of $10 million at $200 million using a 5.0% capitalization rate, whereas that same community would be valued at $166.7 million if the actual capitalization rate were 6.0%. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. For example, we have sold approximately $6.8 billion of real estate assets (excluding Ameriton) over the last nine years, which produced $1.2 billion in gains at an unleveraged internal rate of return of approximately 13.0%. We evaluate a real estate asset for potential impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

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
      Total capital expenditures were 1.0% and 1.4% of weighted average gross real estate as of December 31, 2004 and 2003, respectively. Additionally, depreciation expense as a percentage of depreciable real estate was 3.3%, 3.2% and 3.1% or $0.99, $1.04 and $1.16 per Unit for the years ended December 31, 2004, 2003 and 2002, respectively. If the actual weighted average useful life were determined to be one year shorter or longer than management’s current estimate, our annual depreciation expense would increase or decrease approximately 3.3% or $0.03 per Common Unit. See Note 1 in our audited financial statements in this Annual Report for additional detail on depreciable lives.

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
      Because of the inherent judgment involved in evaluating whether a prospective property will ultimately be acquired, we believe capitalizable pursuit costs are a “critical accounting estimate.” If it were determined that a quarter of our prospective acquisitions were deemed improbable as of December 31, 2004, net earnings for the year ended December 31, 2004 would decrease by approximately $0.016 per Common Unit, excluding refundable earnest money.
Off Balance Sheet Arrangements
      Investments in entities that do not qualify as a variable interest entity and are not controlled through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in unconsolidated entities at December 31, 2004, consisted of $111.5 million in real estate joint ventures, which generally consist of our percentage ownership in the equity of the joint ventures.
      Consolidated Engineering Services is a service business that we acquired in the Smith Merger in 2001, and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. As a condition of sale, we agreed to indemnify the buyer for certain representations and warranties contained in the sale contract. During 2004 we recognized $3.2 million of additional income associated with the expiration of these contingencies. Additionally, approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days were excluded from the initial gain. We recognized $0.9 million and $5.3 million of these contingent proceeds during 2004 and 2003, respectively. We also recognized $3.1 million related to settlement of an ongoing CES lawsuit during 2004.
      Smith Management Construction, Inc. (SMC) is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments that began in October 2003 with payment in full by February 2008. As of December 31, 2004, the outstanding balance on this note receivable was $3.1 million. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. During the second quarter of 2004, we recognized the divestiture since our responsibilities under the majority of the outstanding performance guarantees, which pertain to ongoing construction projects at the time of sale, expired.
      As part of the Smith Merger, we are required to indemnify the former Smith Partnership unitholders for any personal income tax expense resulting from the sale of high-rise properties identified in the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod until October 31, 2021.
Contractual Commitments
      The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our audited financial statements in this Annual Report regarding contractual commitments (amounts in millions):

		2006 and	2008 and	2010 thru
	2005	2007	2009	2096	Total

Scheduled long-term debt maturities	$313.7	$838.0	$911.2	$2,067.7	$4,130.6
Unsecured credit facilities(1)	—	19.0	—	—	19.0
Interest on indebtedness	238.6	413.4	311.3	275.9	1,239.2
Development and redevelopment expenditures	380.2	105.7	—	—	485.9
Performance bond guarantees(2)	18.9	0.7	—	2.4	22.0
Lease commitments and other(3)	34.0	18.5	13.3	347.2	413.0

Total	$985.4	$1,395.3	$1,235.8	$2,693.2	$6,309.7

(1)	The $600 million unsecured facility matures December 2007, with a one-year extension option available at our discretion.

(2)	The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for certain performance bond guarantees for SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of SMC.

(3)	Lease commitments relate principally to ground lease payments as of December 31, 2004.

Related Party Transactions
      Ameriton paid approximately $3.2 million and $1.5 million to certain officers and employees of the Operating Trust related to realized returns on investments sold during 2004 and 2003, respectively, none of which were made to members of Ameriton’s board. Four members of Ameriton’s board (James H. Polk, III, John C. Schweitzer, R. Scot Sellers and Charles E. Mueller, Jr.) are Trustees of Archstone-Smith or executive officers of the Operating Trust.
      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. Archstone-Smith financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. As of December 31, 2004, the aggregate outstanding balances on these notes were approximately $917,000.
      ArchstoneSmith has the following business relationships with business entities or family members of Board of Trustee member Robert H. Smith:
      Mr. Smith owns a residence within a condominium in Crystal City, where Archstone-Smith staffs the property with doormen, maintenance, and administrative staff. Archstone-Smith is contractually reimbursed by the condominium association for payroll and benefits costs, and receives a contractual monthly management fee of $848 for other Archstone-Smith management oversight. ASN does not have an ownership interest in this property. Archstone-Smith billed $175,368 during 2004 for expenses incurred and management fees for this property.
      Mr. Smith and Mr. Kogod have a 0.33% and 4.36% ownership interest, respectively, in a partnership which owns two apartment communities in Washington D.C. Archstone-Smith receives a contractual management fee of 4.5% of revenues to employ the property maintenance and administrative staff, manage the property, and perform all accounting functions. Archstone-Smith does not have an ownership interest in this property. We billed $941,301 during the twelve months ended December 31, 2004, for expenses incurred and management fees for this property.
      Mr. Smith’s daughter is employed as a Vice President in Marketing at a salary and bonus of approximately $109,000 and received option grants with a face value of $237,000 as compensation during 2004. She has been employed by the Company and its predecessor Charles E. Smith Residential Realty since September 1980.
New Accounting Pronouncements
      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement is effective for the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material associated with inventory costs incurred during fiscal years beginning after June 15, 2005. The Statement requires that the above-mentioned items be recognized as current-period charges. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial position, net earnings or cash flows.
      In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67”. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial position, net earnings or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.
      In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. We do not believe that the adoption of SFAS No. 123 revised 2004 will have a material impact on our financial position, net earnings or cash flows.
      In March 2004, the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share” (EITF No. 03-6). This issue address whether the two-class method requires the presentation of basic and diluted EPS for all participating securities and how a participating security should be defined. The guidance to this issue should be applied to reporting periods beginning after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the guidance in this consensus. The adoption of EITF No. 03-6 had no impact on our financial position, net earnings or cash flows.
      In October 2004, the FASB issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (EITF No. 04-8). This Issue addresses when contingently convertible instruments should be included in diluted earnings per share and should be applied for reporting periods ending after December 15, 2004. The adoption of EITF No. 04-8 had no impact on our financial position, net earnings or cash flows.
      In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 had no impact on our financial position, net earnings or cash flows.
      In September 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-1 had no impact on our financial position, net earnings or cash flows.

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

Interest Rate Hedging Activities
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
      We formally assess, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We assess effectiveness of purchased interest rate caps based on overall changes in the fair value of the caps. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.
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
      During the years ended December 31, 2004, 2003 and 2002 we recorded an increase/(decrease) to interest expense of $33,000, $101,000 and $(312,000), for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

      The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2004 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated Fair
	Amount	Date Range	Value

Cash flow hedges:
Interest rate caps	$109,008	2005-2007	$8
Interest rate swaps	150,000	2006	(3,556)

Total cash flow hedges	$259,008	2005-2007	$(3,548)

Fair value hedges:
Interest rate swaps	$75,055	2008	$4,470
Total rate of return swaps	77,006	2006-2007	8,593

Total fair value hedges	$152,061	2005-2008	$13,063

Total hedges	$411,069	2005-2008	$9,515

      During 2004, we entered into interest rate swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. The hedge was terminated when the debt was issued. The fair value of the cash flow hedge upon termination was a liability of approximately $2.5 million. This amount was deferred in accumulated other comprehensive income and will be reclassified out of accumulated other comprehensive income as additional interest expense as the hedged forecasted interest payments occur.

Equity Securities Hedging Activities
      We are exposed to price risk associated with changes in the fair value of certain equity securities. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000, to protect against a reduction in the fair value of these securities. We designated this forward sale as a fair value hedge.
      During 2004, we settled all of the forward sales agreements for approximately 2.8 million shares, and sold 308,200 shares of marketable securities which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities. The fair value of forward sales agreements at December 31, 2004 and 2003 were $0 and $250,462, respectively.

Interest Rate Sensitive Liabilities
      The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2004. As the table incorporates only those exposures that existed as of December 31, 2004, it does not consider those exposures or positions, which could arise after that date.
      Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2004, the information presented herein is an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to fair value hedges and other fees or expenses, where applicable (in thousands):

								Estimated
							Total	Fair
	2005	2006	2007	2008	2009	Thereafter	Balance	Value(1)

Interest rate sensitive liabilities:
Unsecured credit facilities:	$19,000	$—	$—	$—	$—	$—	$19,000	$19,000
Average nominal interest rate(2)	2.6%	—	—	—	—	—	2.6%	—
Long-Term Unsecured Debt:
Fixed rate	$251,250	$51,250	$386,250	$311,250	$82,277	$937,330	$2,019,607	$2,183,254
Average nominal interest rate(2)	8.2%	7.4%	5.4%	4.0%	7.6%	6.9%	6.4%	—
Variable rate(3)	$—	$—	$—	$22,412	$—	$57,113	$79,525	$79,525
Average nominal interest rate(2)				2.1%		2.1%	2.1%	—
Mortgages payable:
Fixed rate debt	$18,051	$240,330	$122,216	$119,409	$368,512	$591,490	$1,460,008	$1,521,939
Average nominal interest rate(2)	6.1%	6.0%	5.6%	6.2%	6.8%	6.6%	6.4%	—
Variable rate debt	$44,442	$3,873	$34,056	$3,541	$3,830	$481,755	$571,497	$571,497
Average nominal interest rate(2)	4.2%	2.0%	2.7%	2.0%	1.9%	2.0%	2.2%	—

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2004. The weighted average effective interest rate on the unsecured credit facilities, Long- Term Unsecured Debt and mortgages payable was 2.62%, 6.23% and 5.24%, respectively, as of December 31, 2004.

(3)	Represents unsecured tax-exempt bonds.

Item 8.	Financial Statements and Supplementary Data
      Our Balance Sheets as of December 31, 2004 and 2003, and our Statements of Earnings, Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2004, Schedule III — Real Estate and Accumulated Depreciation and Schedule IV — Mortgage Loans on Real Estate, together with the reports of KPMG LLP, registered public accounting firm, are included under Item 15 of this Annual Report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 10 of our audited financial statements in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2004, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2004, there were no significant changes in the Operating Trust’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Archstone-Smith Operating Trust have been detected.

PART III

Item 10.	Trustees and Executive Officers of the Registrant
      Archstone-Smith is our sole trustee and is responsible for the oversight and management of the Operating Trust. All of the property ownership and business operations of Archstone-Smith are conducted through the Operating Trust. For information regarding our senior officers, see “Item 1. Business — Officers of the Operating Trust.” For information regarding our Code of Ethics, see “Item 1. Business — Available Information and Code of Ethics”. Information regarding the trustees of Archstone-Smith will be contained in Archstone-Smith’s definitive proxy statement relating to the 2005 Annual Meeting of Shareholders to be held on                     , 2005 (the “Archstone-Smith Proxy Statement”), which is incorporated herein by reference. Please see the Archstone-Smith Proxy Statement for further information.
      Section 16(a) of the Securities Exchange Act of 1934 requires the Operating Trust to report whether or not, based on its review of reports to the SEC filed by beneficial owners of more than 10% of any class of equity securities registered under Section 12 of the Securities Act of 1933 any such required reports were not filed or were filed untimely.

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

Number of A-1
	Common Units		Percentage of All
Name of Beneficial Owner	Beneficially Owned		A-1 Common Units

Robert P. Kogod	2,522,094	(1)	10.9%
R. Scot Sellers	—		—
Robert H. Smith	2,607,801	(1)	11.3%
J. Lindsay Freeman	—		—
Dana K. Hamilton	—		—
Charles E. Mueller, Jr.	—		—
James D. Rosenberg	—		—
All Operating Trust trustees and executive officers as a group (7 persons)(2)	2,800,127	(1)	12.4%

(1)	Includes for each of Messrs. Smith and Kogod beneficial ownership of Common Shares which are issuable upon conversion of Class A-1 Common Units as follows: Mr. Smith, 2,418,655 and Mr. Kogod, 2,398,510. Mr. Smith has shared voting and shared dispositive power with respect to 2,418,655 of such

Class A-1 Common Units. Of the 2,418,655 Class A-1 Common Units for which Mr. Smith shares voting power and dispositive power, 88,887 are owned by Mr. Smith’s spouse and 2,329,768 are owned by CESM, Inc., of which Mr. Smith is a director and the vice president, secretary and treasurer. Mr. Kogod has shared voting and shared dispositive power with respect to 2,398,510 of such Class A-1 Common Units. Of the 2,398,510 Class A-1 Common Units for which Mr. Kogod shares voting power and dispositive power, 68,742 are owned by Mr. Kogod’s spouse and 2,329,768 are owned by Charles E. Smith Management, Inc., of which Mr. Kogod is a director and the president. The Class A-1 Common Units that are owned by CESM, Inc. are reported twice, once as beneficially owned by Mr. Smith and again as beneficially owned by Mr. Kogod, but are only counted once in the calculation of beneficial ownership of our Trustees and executive officers as a group.

(2)	Archstone-Smith is the sole trustee of the Operating Trust and owned 89.1% of the Operating Trust via A-2 Common Units as of December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
      All of the property ownership and business operations of Archstone-Smith are conducted through the Operating Trust. In the normal course of business, because of our structure as an UPREIT, Archstone-Smith conducts all of its operations through the Operating Partnership and, as a result, engages in a significant number of transactions with and on behalf of the Operating Trust. Information concerning certain relationships and related transactions between the Operating Trust and its trustees, executive officers, holders of more than 10% of its Common Shares and related persons, will be contained in the Archstone-Smith Proxy Statement, which is incorporated herein by reference. Please see the Archstone-Smith Proxy Statement for further information.

Item 14.	Principal Accounting Fees and Services
PROPOSAL 3 — RATIFICATION OF RELATIONSHIP WITH PUBLIC ACCOUNTANTS
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
      The fees billed by KPMG LLP in 2003 and 2004 for services provided to the Operating Trust were as follows:

	For the Years Ended
	December 31,

	2004	2003

Audit Fees(1)	$1,597,000	$888,750
Audit-Related Fees(2)	202,500	186,800
Tax Fees(3)	219,650	281,949
All Other Fees(4)	—	—

TOTAL	$2,019,150	$1,357,499

(1)	“Audit Fees” are the aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Operating Trust’s annual financial statements for the years ended December 31, 2004 and December 31, 2003 and the reviews of the financial statements included in the Operating Trust’s quarterly reports on Form 10-Q during 2004 and 2003. “Audit Fees” also includes amounts billed for registration statements filed in 2003 and 2004 and related comfort letters and consent. These fees include fees billed in connection with KPMG LLP’s analysis of the effectiveness of our internal controls.

(2)	“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” described above, including audits of joint ventures and unconsolidated and consolidated subsidiaries.

(3)	“Tax Fees” are fees billed by KPMG LLP in either 2004 or 2003 for tax services, including tax compliance, tax advice or tax planning.

(4)	“All Other Fees” are fees billed by KPMG LLP in 2004 or 2003 that are not included in the above classifications.
Pre-Approval Process
      All services provided by KPMG LLP in 2004 were, and all services to be provided by KPMG LLP in 2005 will be, permissible under applicable laws and regulations and have been, and will continue to be, pre-approved by the Audit Committee. In accordance with applicable law, the Operating Trust is required to disclose the non-audit services approved by the Audit Committee performed by KPMG LLP. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee approved the engagement of KPMG LLP for non-audit services, consisting of certain specified tax-related services during 2004 and 2005, provided that the fees for tax compliance services did not exceed $200,000 and non-compliance tax services did not exceed $400,000 in the aggregate or $100,000 for any one service.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      The following documents are filed as part of this report:

(a) Financial Statements and Schedule:
                1.     Financial Statements

See Index to Financial Statements and Schedule on page 55 of this report, which is incorporated herein by reference.
                2.     Financial Statement Schedule:

See Schedule III on page 97 of this report, which is incorporated herein by reference.

See Schedule IV on page 99 of this report, which is incorporated herein by reference.

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
                3.     Exhibits

See Index to Exhibits on page 101 of this report, which is incorporated herein by reference.
           (b) Exhibits:

The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 101 of this Annual Report, which is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of December 31, 2004 and 2003	58
Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002	59
Consolidated Statements of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income(Loss) for the years ended December 31, 2004, 2003 and 2002	60
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	61
Notes to Consolidated Financial Statements	62
Independent Auditors’ Report on Financial Statement Schedule	96
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004	97
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2004	99
Signatures	100
Index to Exhibits	101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee and Unitholders
Archstone-Smith Operating Trust:
      We have audited the accompanying consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      Effective July 1, 2003, Archstone-Smith Operating Trust adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised). As a result, the accompanying consolidated financial statements, referred to above, have been restated to reflect the consolidated financial position and results of operations of Archstone-Smith Operating Trust and certain previously unconsolidated entities in accordance with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Archstone-Smith Operating Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February  28, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Denver, Colorado
February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee and Unitholders
Archstone-Smith Operating Trust:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Archstone-Smith Operating Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).Archstone Smith Operating Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Archstone-Smith Operating Trust’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Archstone-Smith Operating Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Archstone-Smith Operating Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 28, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
February 28, 2005

ARCHSTONE-SMITH OPERATING TRUST
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,

	2004	2003

ASSETS
Real estate	$8,958,195	$8,783,349
Real estate — held for sale	262,843	215,831
Less accumulated depreciation	763,542	648,982

	8,457,496	8,350,198
Investments in and advances to unconsolidated entities	111,481	86,367

Net investments	8,568,977	8,436,565
Cash and cash equivalents	203,255	5,230
Restricted cash in tax-deferred exchange escrow	120,095	180,920
Other assets	173,717	298,980

Total assets	$9,066,044	$8,921,695

LIABILITIES AND UNITHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$19,000	$103,790
Long-Term Unsecured Debt	2,099,132	1,871,965
Mortgages payable	1,970,889	1,866,252
Mortgages payable — held for sale	60,616	61,373
Accounts payable	52,052	27,086
Accrued expenses and other liabilities	273,079	254,126

Total liabilities	4,474,768	4,184,592

Minority interest	2,050	11,510

Other common unitholders’ interest, at redemption value (A-1 Common Units: 23,117,498 in 2004 and 25,301,069 in 2003)	885,400	707,924

Unitholders’ equity:
Convertible Preferred Units	—	50,000
Perpetual Preferred Units	69,522	160,120
Common unitholders’ equity (A-2 Common Units: 199,577,459 units in 2004 and 194,762,263 units in 2003)	3,638,729	3,793,314
Accumulated other comprehensive earnings (loss)	(4,425)	14,235

Total unitholders’ equity	3,703,826	4,017,669

Total liabilities and unitholders’ equity	$9,066,044	$8,921,695

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues:
Rental revenues	$854,121	$764,338	$744,877
Other income	19,208	19,334	9,462

	873,329	783,672	754,339

Expenses:
Rental expenses	219,717	189,691	189,099
Real estate taxes	81,932	67,738	66,443
Depreciation on real estate investments	203,183	162,723	148,588
Interest expense	175,249	160,871	149,538
General and administrative expenses	55,479	49,838	45,710
Other expenses	5,972	35,879	17,014

	741,532	666,740	616,392

Earnings from operations	131,797	116,932	137,947
Minority interest	460	—	(5,215)
Gains on dispositions of depreciated real estate, net	—	—	35,950
Income from unconsolidated entities	17,902	5,745	53,602
Other non-operating income	28,162	—	—

Net earnings before discontinued operations	178,321	122,677	222,284
Net earnings from discontinued operations	434,302	371,514	134,441

Net earnings	612,623	494,191	356,725
Preferred Unit Distributions	(16,254)	(26,153)	(34,309)

Net earnings attributable to Common Units — Basic	$596,369	$468,038	$322,416

Weighted average Common Units outstanding:
Basic	220,053	212,288	202,781

Diluted	223,187	220,758	203,804

Net earnings per Common Unit — Basic:
Net earnings before discontinued operations	$0.74	$0.45	$0.93
Discontinued operations, net	1.97	1.75	0.66

Net earnings	$2.71	$2.20	$1.59

Net earnings per Common Unit — Diluted:
Net earnings before discontinued operations	$0.73	$0.44	$0.92
Discontinued operations, net	1.96	1.74	0.66

Net earnings	$2.69	$2.18	$1.58

Distributions paid per Common Unit	$2.72	$1.71	$1.70

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST
CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY, OTHER COMMON
UNITHOLDERS’ INTEREST AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Convertible	Perpetual
	Preferred	Preferred		Accumulated
	Units at	Units at		Other		Other
	Aggregate	Aggregate	Common	Comprehensive	Total	Common
	Liquidation	Liquidation	Unitholder’s	Earnings	Unitholders’	Unitholders’
	Preference	Preference	Equity	(Loss)	Equity	Interest	Total

Balances at December 31, 2002	$225,351	$148,763	$3,263,035	$(5,517)	$3,631,632	$669,388	$4,301,020
Comprehensive income:
Net earnings	—	—	314,815	—	314,815	41,910	356,725
Change in fair value of cash flow hedges	—	—	—	(7,554)	(7,554)	—	(7,554)
Change in fair value of marketable securities	—	—	—	732	732	—	732

Comprehensive income attributable to Common Units							349,903

Preferred Unit distribution	—	—	(34,309)	—	(34,309)	—	(34,309)
UPREIT Preferred Unit distribution	—	—	1,839	—	1,839	(1,839)	—
Common Unit distributions	—	—	(306,189)	—	(306,189)	(41,782)	(347,971)
A-1 Common Units converted into A-2 Common Units	—	—	41,723	—	41,723	(41,723)	—
Conversion of Preferred Units into Common Units	(30,680)	—	30,680	—	—	—	—
Conversion of DownREIT Perpetual Preferred Units	—	73,180	—	—	73,180	—	73,180
Common Unit repurchases	—	—	(15,362)	—	(15,362)	—	(15,362)
Preferred Unit repurchases	—	(49,393)	(11)	—	(49,404)	—	(49,404)
Proceeds from Distribution Reinvestment Plan (DRIP)	—	—	45,471	—	45,471	—	45,471
Adjustment to redemption value	—	—	67,499	—	67,499	(67,499)	—
Other, net	—	(12,000)	47,068	—	35,068	21,143	56,211

Balances at December 31, 2003	194,671	160,550	3,456,259	(12,339)	3,799,141	579,598	4,378,739
Comprehensive income:
Net earnings	—	—	433,657	—	433,657	60,534	494,191
Change in fair value of cash flow hedges	—	—	—	3,439	3,439	—	3,439
Change in fair value of marketable securities	—	—	—	23,135	23,135	—	23,135

Comprehensive income attributable to Common Units							520,765

Preferred Unit distribution	—	—	(26,153)	—	(26,153)	—	(26,153)
UPREIT Preferred Unit Distribution	—	—	5,156	—	5,156	(5,156)	—
Common Unit distributions	—	—	(245,460)	—	(245,460)	(31,575)	(277,035)
A-1 Common Units converted into A-2 Common Units	—	—	25,534	—	25,534	(25,534)	—
Conversion of Preferred Units into Common Units	(143,416)	—	143,416	—	—	—	—
Common Unit repurchases	—	—	(13,163)	—	(13,163)	—	(13,163)
Preferred Unit repurchases	(1,255)	(430)	(196)	—	(1,881)	—	(1,881)
Exercise of Options	—	—	43,420	—	43,420	—	43,420
Proceeds from Distribution Reinvestment Plan (DRIP)	—	—	48,126	—	48,126	—	48,126
Issuance of A-1 Common Units	—	—	—	—	—-	47,575	47,575
Adjustment to redemption value	—	—	(112,337)	—	(112,337)	112,337	—
Other, net		—	35,055	—	35,055	(29,855)	5,200

Balances at December 31, 2003	$50,000	$160,120	$3,793,314	$14,235	$4,017,669	$707,924	$4,725,593

Comprehensive income:
Net earnings	—	—	542,342	—	542,342	70,281	612,623
Change in fair value of cash flow hedges	—	—	—	3,750	3,750	—	3,750
Change in fair value of marketable securities	—	—	—	(22,410)	(22,410)	—	(22,410)

Comprehensive income attributable to Common Units							593,963

Preferred Unit distribution	—	—	(16,254)	—	(16,254)	1,726	(14,528)
Common Unit distributions	—	—	(539,116)	—	(539,116)	(64,437)	(603,553)
A-1 Common Units converted into A-2 Common Units	—	—	47,949	—	47,949	(47,949)	—
A-2 Common Unit repurchases	—	—	(95,668)	—	(95,668)	—	(95,668)
Conversion of Preferred Units into Common Units	(50,000)	—	50,000	—	—	—	—
Preferred Unit repurchases	—	(90,598)	—	—	(90,598)	—	(90,598)
Exercise of Options	—	—	61,467	—	61,467	—	61,467
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	—	10,788	10,788
Issuance of A-2 Common Units in exchange for real estate	—	—	4,502	—	4,502	—	4,502
Adjustment to redemption value	—	—	(207,067)	—	(207,067)	207,067	—
Other, net	—	—	(2,740)	—	(2,740)	—	(2,740)

Balances at December 31, 2004	$—	$69,522	$3,638,729	$(4,425)	$3,703,826	$885,400	$4,589,226

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Operating activities:
Net earnings	$612,623	$494,191	$356,725
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	227,000	210,427	212,178
Gains on dispositions of depreciated real estate, net	(446,447)	(353,600)	(139,604)
Gains on the sale of marketable equity securities and property management business	(28,162)	—	—
Provisions for possible loss on investments	—	3,714	2,611
Minority interest	(460)	—	4,871
Income from unconsolidated entities	(17,902)	(5,745)	(53,602)
Change in other assets	526	19,441	(25,597)
Change in accounts payable, accrued expenses and other liabilities	32,113	(18,583)	40,462
Other, net	(9,519)	(6,149)	(6,001)

Net cash flow provided by operating activities	369,772	343,696	392,043

Investing activities:
Real estate investments	(1,423,549)	(932,777)	(910,544)
Change in investments in and advances to unconsolidated entities, net	2,473	35,972	177,727
Proceeds from dispositions, net of closing costs	1,816,272	1,563,556	579,451
Change in tax-deferred exchange escrow	60,825	(180,920)	120,421
Other, net	96,367	(57,665)	(104,456)

Net cash flow provided by (used in) investing activities	552,388	428,166	(137,401)

Financing activities:
Proceeds from Long-Term Unsecured Debt	297,052	247,225	530,774
Payments on Long-Term Unsecured Debt	(72,950)	(171,250)	(97,500)
Principal prepayment of mortgages payable, including prepayment penalties	(159,558)	(343,368)	(705,103)
Regularly scheduled principal payments on mortgages payable	(11,512)	(11,934)	(11,761)
Proceeds from mortgage notes payable	51,656	76,017	247,797
Proceeds from (payments on) unsecured credit facilities, net	(84,790)	(261,788)	176,989
Proceeds from Common Units issued under DRIP and employee stock options	61,467	91,546	69,772
Repurchase of Common Units and Preferred Units	(146,954)	(15,044)	(64,776)
Repurchase of Series E and F Perpetual Preferred Units	(42,712)	—	—
Redemption of Perpetual Preferred Units	—	—	(12,000)
Cash distributions paid on Common Units	(603,553)	(365,009)	(344,590)
Cash distributions paid on Preferred Units	(14,527)	(28,371)	(34,351)
Cash distributions paid to minority interests	—	—	(5,165)
Other, net	2,246	2,498	1,091

Net cash flow used in financing activities	(724,135)	(779,478)	(248,823)

Net change in cash and cash equivalents	198,025	(7,616)	5,819
Cash and cash equivalents at beginning of period	5,230	12,846	7,027

Cash and cash equivalents at end of period	$203,255	$5,230	$12,846

See Note 15 for supplemental information on non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(The glossary included in this Annual Report is hereby incorporated by reference)

(1)	Description of Business and Summary of Significant Accounting Policies

Business
      Archstone-Smith is structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. Archstone-Smith is our are the sole trustee and owns approximately 89.1% of our outstanding common units. As used herein, “we”, “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing and operating apartments in markets characterized by very expensive single-family home prices and a strong, limited land on which to build new housing, diversified economic base and employment growth potential.

Principles of Consolidation
      The accounts of the Operating Trust and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments that do not qualify as variable interest entities or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.
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

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the related notes. Actual results could differ from management’s estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary.

Discontinued Operations
      For properties accounted for under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss on the eventual disposal of the held for sale properties is also required to be classified as discontinued operations. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of income from unconsolidated entities.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash in Tax-Deferred Exchange and Bond Escrow
      Disposition proceeds are set aside and designated to fund future tax-deferred exchanges of qualifying real estate investments. If these proceeds are not redeployed to qualifying real estate investments within 180 days, these funds are redesignated as cash and cash equivalents. Additionally, cash held in escrow to fund future developments costs and cash held as security deposits are classified as restricted cash.

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

Real Estate and Depreciation
      Real estate, other than properties held for sale, is carried at depreciated cost. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated.
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
      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
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

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development.
      Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Buildings and related land improvements	15-40 years
Furniture, fixtures, equipment and other	5-10 years
Intangible value of lease agreements	6-12 months

Interest
      During 2004, 2003 and 2002, the total interest paid in cash on all outstanding debt was $229.6 million, $244.8 million and $269.8 million, respectively.
      We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2004, 2003 and 2002 aggregated $23.6 million, $26.9 million and $32.4 million, respectively.

Cost of Raising Capital
      Costs incurred in connection with the issuance of equity securities are deducted from unitholders’ equity. Costs incurred in connection with the issuance or renewal of debt are subject to the provisions of EITF 96-19. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e., a 10 percent or more difference in the present value of the remaining cash flows), all unamortized loan costs associated with the extinguished debt are charged against earnings during the current period; otherwise, costs are capitalized as other assets and amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with old debt is expensed upon replacement with new debt. We utilize the straight-line method to amortize debt issuance costs as it approximates the effective interest method required under SFAS No. 91. Amortization of loan costs included in interest expense for 2004, 2003 and 2002 was $4.4 million, $4.5 million and $5.0 million, respectively.

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

Interest Rate Contracts/ Forward Sales Contracts
      We utilize derivative financial instruments to manage our interest rate risk and exposure to changes in the fair value of certain investments in equity securities. We designate these financial instruments as hedges of specific liabilities or anticipated transactions. During 2003, we adopted SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Under SFAS No. 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in the fair value of a fair value hedge and the fair value of the items hedged are recorded in earnings for each reporting period. The change in the fair

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of effective cash flow hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If effective, fair value hedges have no impact on our current earnings.

Revenue and Gain Recognition
      We generally lease our apartment units under operating leases with terms of one year or less. Rental income related to leases is recognized on an accrual basis when due from residents in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” and Statement of Financial Accounting Standards SFAS No. 13, “Accounting for Leases.” Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease. We use the full accrual method of profit recognition in accordance with SFAS No. 66 to record gains on sales of real estate. Accordingly, we evaluate the related GAAP requirements in determining the profit to be recognized at the date of each sale transaction (i.e., the profit is determinable and the earnings process is complete).

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

Stock-Based Compensation
      As of December 31, 2004, the Company has one stock-based employee compensation plan. Effective January 1, 2003, the Company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. No significant employee awards were granted during 2003. For employee awards granted prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net earnings attributable to Common Units — Basic	$596,369	$468,038	$322,416
Add: Stock-based employee compensation expense included in reported net earnings	297	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,059)	(1,982)	(2,094)

Pro forma net earnings attributable to Common Units —
Basic	$594,607	$466,056	$320,322

Net earnings per Common Unit:
Basic — as reported	$2.71	$2.20	$1.59

Basic — pro forma	$2.70	$2.20	$1.58

Diluted — as reported	$2.69	$2.18	$1.58

Diluted — pro forma	$2.68	$2.17	$1.57

      The following is a table of the assumptions used to value options for the respective grant year using the Black-Scholes model:

	2004	2003	2002

Weighted average risk-free interest rate	3.77%	3.48%	3.54%
Weighted average dividend yield	5.63%	6.92%	6.74%
Weighted average volatility	21.97%	15.33%	19.58%
Weighted average expected option life	5.0 years	5.0 years	5.0 years

Income Taxes
      We have made an election to be taxed as a partnership under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a partnership and have made all required distributions of our taxable income. See Note 13 for more information on income taxes.
      Income taxes for our taxable REIT subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Comprehensive Income
      Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Statements of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income (Loss). Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments and changes in the fair value of effective cash flow hedges as described above (see — Interest Rate Contracts/ Forward Sale Contracts).

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our accumulated other comprehensive income (loss) for the year ended December 31, 2004 was as follows (in thousands):

	Net
	Unrealized		Accumulated
	Gains on		Other
	Marketable	Cash Flow	Comprehensive
	Securities	Hedges	Earnings/(Loss)

Balance at December 31, 2003	$23,808	$(9,573)	$14,235
Change in fair value of cash flow hedges	—	6,098	6,098
Change in fair value of long-term debt hedges	—	(2,348)	(2,348)
Mark to market for marketable equity securities	1,372	—	1,372
Reclassification adjustments for realized net gains	(23,782)	—	(23,782)

Balance at December 31, 2004	$1,398	$(5,823)	$(4,425)

Per Unit Data
      Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings attributable to Common Units for the periods indicated (in thousands):

	Years Ended December 31,

	2004	2003	2002

Reconciliation of numerator between basic and diluted net earnings per Common Unit(1):
Net earnings attributable to Common Units — Basic	$596,369	$468,038	$322,416
Distributions on Convertible Preferred Units	3,755	12,872	—

Net earnings attributable to Common Units — Diluted(2)	$600,124	$480,910	$322,416

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding — Basic	220,053	212,288	202,781
Assumed conversion of Preferred Units into Common Units	2,182	7,972	—
Incremental options and warrants	952	498	1,023

Weighted average number of Common Units outstanding — Diluted	223,187	220,758	203,804

(1)	Excludes the impact of 13.1 million convertible equity securities during 2002 as they were anti-dilutive.

Market Concentration Risk
      At December 31, 2004, approximately 39.4% of our apartment communities are located in the Washington, D.C. metropolitan area, based on NOI. Approximately 18.9% of our apartment communities are located in Southern California at December 31, 2004, based on NOI. Southern California is the geographic area comprised of the Los Angeles County, the Inland Empire, Orange County, San Diego and Ventura County markets. Additionally, approximately 8.2% of our apartment communities are located in the San Francisco Bay area of California at December 31, 2004, based on NOI. We are, therefore, subject to increased exposure (positive or negative) to economic and other competitive factors specific to protected markets within these geographic areas.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Share Redemptions
      When redeeming Preferred Units, we recognize share issuance costs as a charge to earnings in accordance with Financial Accounting Standards Board (“FASB”) — Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In July 2003, the Securities and Exchange Commission (“SEC”) staff issued a clarification of the SEC’s position on the application of FASB-EITF Topic D-42. The SEC staff’s position, as clarified, is that in applying Topic D-42, the carrying value of preferred Units that are redeemed should be reduced by the amount of original issuance costs, regardless of where in unitholders’ equity those costs are reflected.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Pronouncements
      In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement is effective for the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material associated with inventory costs incurred during fiscal years beginning after June 15, 2005. The Statement requires that the above-mentioned items be recognized as current-period charges. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial position, net earnings or cash flows.
      In December, 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67”. This Statement amends SFAS No. 66, “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” to specify that guidance relating to (a) incidental operations (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial position, net earnings or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, net earnings or cash flows.
      In December 2004, the FASB issued SFAS No. 123 revised 2004, “Share-Based Payment”. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after June 15, 2005. We do not believe that the adoption of SFAS N. 123 revised 2004 will have a material impact on our financial position, net earnings and cash flows.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In March 2004, the FASB issued EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (EITF No. 03-6). This issue address whether the two-class method requires the presentation of basic and diluted EPS for all participating securities and how a participating security should be defined. The guidance to this issue should be applied to reporting periods beginning after March 31, 2004. Prior period earnings per share amounts presented for comparative purposes should be restated to conform to the guidance in this consensus. The adoption of EITF No. 03-6 had no impact on our financial position, net earnings or cash flows.
      In October 2004, the FASB issued EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (EITF No. 04-8). This Issue addresses when contingently convertible instruments should be included in diluted earnings per share and should be applied for reporting periods ending after December 15, 2004. The adoption of EITF No. 04-8 had no impact on our financial position, net earnings or cash flows.
      In November 2004, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (EITF No. 03-13). This issue assists in the development of a model for evaluating (a) which cash flows are to be considered in determining whether cash flows have been or will be eliminated and (b) what types of continuing involvement constitute significant continuing involvement. The guidance in this issue should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes the date that this consensus was ratified (November 30, 2004) may be reclassified. The adoption of EITF No. 03-13 had no impact on our financial position, net earnings or cash flows.
      In September 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF No. 03-1). The guidance in EITF No. 03-1 was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, certain provisions regarding the assessment of whether an impairment is other than temporary have been delayed. Although the disclosure requirements continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124. For all other investments addressed by EITF No. 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-1 had no impact on our financial position, net earnings or cash flows.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2)     Real Estate

Investments in Real Estate
      Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	December 31,

	2004		2003

	Investment	Units(1)	Investment	Units(1)

Operating Trust apartment communities:
Operating communities	$8,018,658	58,486	$8,067,075	63,848
Communities under construction	499,239	3,237	301,634	2,607
Development communities In Planning:
Owned	51,822	1,251	95,911	2,633
Under control(2)	—	593	—	112

Total development communities In Planning	51,822	1,844	95,911	2,745

Total Operating Trust apartment communities	8,569,719	63,567	8,464,620	69,200
Ameriton apartment communities	581,910	6,198	494,338	5,646
Other	69,409		40,222

Total real estate	$9,221,038	69,765	$8,999,180	74,846

(1)	Unit information is based on management’s estimates and has not been audited or reviewed by our independent auditors.

(2)	Our investment as of December 31, 2004 and December 31, 2003 for development communities Under Control was $1.5 million and $1.1 million, respectively, and are reflected in the “Other assets” caption of our Consolidated Balance Sheets.

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

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commensurate with our stringent operating standards. Examples of recurring capital expenditures include roof replacements, certain make-ready expenditures, parking lot resurfacing and exterior painting.
      The change in investments in real estate, at cost, consisted of the following (in thousands):

	Years Ended December 31,

	2004	2003

Balance at January 1	$8,999,180	$9,297,735

Acquisition-related expenditures	1,080,639	573,768
Redevelopment expenditures	40,999	69,649
Recurring capital expenditures	50,147	48,960
Development expenditures, excluding land acquisitions	333,782	91,430
Acquisition and improvement of land for development	175,470	125,581
Dispositions	(1,460,046)	(1,209,956)
Provision for possible loss on investments	—	(3,714)

Net apartment community activity	220,991	(304,282)
Change in other real estate assets	867	5,727

Balance at December 31	$9,221,038	$8,999,180

      At December 31, 2004, we had unfunded contractual commitments of $485.9 million related to communities under construction and under redevelopment.
(3)     Discontinued Operations
      The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, income taxes and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.
      Consistent with our capital recycling program, we had five operating apartment communities, representing 1,952 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at December 31, 2004. Accordingly, we have classified the operating earnings from these five properties within discontinued operations for the years ended December 31, 2004, 2003 and 2002. During the twelve months ended December 31, 2004, we sold 30 REIT and Ameriton operating communities. The operating results of these 30 communities and the related gain/ loss on sale are also included in discontinued operations for 2004, 2003 and 2002. During the twelve months ended December 31, 2003, we sold 48 operating communities. The operating results of these 48 communities and the related gain/ loss on the sale are also included in discontinued operations for 2003 and 2002. In addition, discontinued operations for the year ended December 31, 2002 includes the net operating results of 12 operating communities and one retail property which were sold during 2002.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,

	2004	2003	2002

Rental revenue	$113,933	$242,287	$340,897
Rental expenses	(39,656)	(85,012)	(107,088)
Real estate taxes	(12,783)	(28,611)	(33,856)
Depreciation on real estate investments	(16,806)	(40,633)	(58,037)
Interest expense(1)	(33,503)	(51,195)	(92,651)
Income taxes from taxable REIT subsidiaries	(21,567)	(12,206)	(10,455)
Provision for possible loss on real estate investment	—	(3,714)	(2,611)
Debt extinguishment costs related to dispositions	(1,763)	(3,002)	(5,412)
Gain from the disposition of REIT real estate investments, net	372,217	310,901	72,934
Gain from the dispositions of taxable REIT subsidiary real estate investments, net	74,230	42,699	30,720

Total discontinued operations	$434,302	$371,514	$134,441

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the Company’s leverage ratio was $23.2 million, $32.7 million and $61.2 million for 2004, 2003 and 2002, respectively.
      Assets held for sale as of December 31, 2004, represented gross real estate of $262.8 million and $215.8 million with mortgages payable of $60.6 million and $61.4 million at December 31, 2004 and 2003, respectively. Additionally, of our investment in real estate and debt balances at December 31, 2003, we disposed of $1.5 billion of real estate and paid off related mortgages of $85.8 million during the twelve months ended December 31, 2004.
(4)     Investments in and Advances to Unconsolidated Entities

Sale of Consolidated Engineering Services
      Consolidated Engineering Services is a service business that we acquired in the Smith Merger in 2001, and prior to its sale had been reported as an unconsolidated entity in our financial statements. CES provides engineering services for commercial and residential real estate across the country. On December 19, 2002, CES was sold to a third party for $178 million in cash. We recorded a $35.4 million net gain on the sale of the business or $0.16 per share on a fully diluted basis. As a condition of sale, we agreed to indemnify the buyer for certain representations and warranties contained in the sale contract. During 2004 we recognized $3.2 million of additional income associated with the expiration of these contingencies. Additionally, approximately $6.7 million in contingent proceeds related to indemnification of accounts receivable over 120 days were excluded from the initial gain. We recognized $0.9 million and $5.3 million of these contingent proceeds during 2004 and 2003, respectively. We also recognized $3.1 million related to settlement of an ongoing CES lawsuit during 2004.

Sale of Smith Management Construction, Inc.
      Smith Management Construction, Inc. is a service business that we acquired in the Smith Merger during 2001. We sold SMC during February 2003 to members of SMC’s senior management. Prior to the sale, we reported SMC as an unconsolidated entity in our financial statements. We received two notes receivable

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
totaling $5.8 million and bearing an interest rate of 7.0% as consideration for the sale. The first note for $3.5 million has principal payments that began in October 2003 with payment in full by February 2008. As of December 31, 2003, the outstanding balance on this note receivable was $3.1 million. The second note for $2.3 million was fully repaid along with all accrued interest due during May 2003. During the second quarter of 2004, we recognized the divestiture since our responsibilities under the majority of the outstanding performance guarantees, which pertain to ongoing construction projects at the time of sale, expired.

Archstone Management Services
      During May 2003, we sold Archstone Management Services, our third-party management business. The transaction included management contracts for 32 communities comprising 10,665 units. The $6.5 million sales price was paid in three installments based on the retention of the contracts acquired. During the second quarter of 2004, all contingencies related to the sale expired and we recognized a gain of $3.3 million.

Real Estate Joint Ventures
      At December 31, 2004, we had investments in 14 Operating Trust real estate joint ventures. Our ownership percentage of economic interests range from 20% to 89%. The voting interest for major decisions is split 50/ 50 between ourselves and the venture partners. At December 31, 2004, Ameriton had six real estate joint ventures in which the venture partners are the development/ managing members. Voting on major investment decisions are split 50/ 50 and our venture partners handle all day-to-day operational decisions. Economic interest in the ventures varies depending upon the ultimate return of the venture. The Operating Trust and Ameriton joint ventures do not qualify as variable interest entities as neither partner is deemed to substantially benefit from the joint venture. Accordingly, we utilize the guidance provided by SOP 78-9 “Accounting for Investments in Real Estate Ventures” when determining the basis of accounting for these ventures. Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method. In the aggregate, these ventures own 15,671 apartment units. At December 31, 2004, the investment balance consists of $74.1 million in Operating Trust joint ventures and $37.4 million in Ameriton joint ventures. At December 31, 2003, the investment balance consists of $42.9 million in Operating Trust joint ventures and $43.5 million in Ameriton joint ventures.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Financial Information
      Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	2004	2003

Assets:
Real estate	$1,115,563	$1,283,904
Other assets	52,394	29,577

Total assets	$1,167,957	$1,313,481

Liabilities and owners’ equity:
Inter-company debt payable to Operating Trust	$4,124	$2,779
Mortgages payable	777,924	913,142
Other liabilities	24,254	20,804

Total liabilities	806,302	936,725

Owners’ equity	361,655	376,756

Total liabilities and owners’ equity	$1,167,957	$1,313,481

      Selected summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	2004	2003	2002

Operating Trust Joint Ventures(1)
Revenues	$140,390	$145,567	$145,061
Net Earnings	29,559	7,726	16,118
Ameriton Joint Ventures
Revenues	$5,950	$11,549	$9,977
Net Earnings	(713)	(4,569)	(1,716)
Service Businesses
Revenues	$—	$—	$432,193
Net Earnings	—	—	5,227
Total
Revenues	$146,340	$157,116	$587,231

Net Earnings	$28,846	$3,157	$19,629

(1)	Includes $32.4 million, $0 and $2.6 million of gains associated with the disposition of Joint Ventures during 2004, 2003 and 2002, respectively.
      Our income from unconsolidated entities differs from the stand-alone net earnings from the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include: (i) only recording our proportionate share of net earnings in the unconsolidated investees; (ii) the impact of certain eliminating inter-company transactions; (iii) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures; and (iv) a gain on the sale of CES, as previously discussed. Additionally, we have incurred certain joint venture formation costs at the Operating Trust level which we account for as outside basis as these costs are not reflected on the stand-alone

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial statements of the joint venture. These amounts are reflected on our consolidated financial statements and are amortized over the life of the underlying assets.
      We generally do not guarantee third party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. We generally do not guarantee third party debt incurred by our unconsolidated investees; however, the investees and/or Archstone-Smith are occasionally required to guarantee the mortgages along with all other venture partners. As of December 31, 2004, we have not been required to perform under any guarantees provided to our joint ventures.

(5)	Borrowings

Unsecured Credit Facilities
      In December 2004, we restructured our unsecured revolving credit facility provided by a group of financial institutions led by JPMorgan Chase Bank. The primary modifications were extending the maturity, reducing the pricing and lowering thee capitalization rate used to value the operating portfolio. The $600 million facility matures in December 2007 and has a one-year extension feature, exercisable at our option. The facility bears interest at the greater of prime or the federal funds rate plus 0.50%, or at our option, LIBOR plus 0.50%. The spread over LIBOR can vary from LIBOR plus 0.425% to LIBOR plus 1.25% based upon the rating of our Long-Term Unsecured Debt. The facility contains an accordion feature that allows us to expand the commitment up to $900 million at any time during the life of the facility, subject to lenders providing additional commitments. Under the agreement, we pay a facility fee of 0.15% of the commitment, which can vary from 0.125% to 0.200% based upon the ratings of our Long-Term Unsecured Debt.
      The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	Years Ended
	December 31,

	2004	2003

Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at December 31	$19,000	$97,000
Outstanding letters of credit under this facility	$13,983	$1,050
Weighted average daily borrowings	$81,317	$231,354
Maximum borrowings outstanding during the period	$375,000	$511,500
Weighted average daily nominal interest rate	1.58%	1.95%
Weighted average daily effective interest rate	2.62%	2.55%
      We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 1.60% to 2.55% during 2004. There were no borrowings outstanding under the agreement at December 31, 2004 and $6.8 million of borrowings outstanding under this agreement at December 31, 2003.

Long-Term Unsecured Debt
      In April 2004, we filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. During August 2004, the Operating Trust issued $300 million in long-term unsecured ten-year notes with net proceeds of $297.1 and a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The proceeds were used to repay outstanding balances on the Operating Trust’s unsecured credit facilities.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary change pertains to the leverage covenant, which limits total debt to 65% of the market value of total assets as defined, using a capitalization rate of 7.5% to value stabilized operating assets. As of December 31, 2004, the Operating Trust had $700 million available in shelf registered debt securities which can be issued subject to our ability to affect offerings on satisfactory terms based on prevailing market conditions.
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
      A summary of our Long-Term Unsecured Debt outstanding at December 31, 2004 and 2003 follows (dollar amounts in thousands):

		Effective	Balance at	Balance at	Average
	Coupon	Interest	December 31,	December 31,	Remaining Life
Type of Debt	Rate(1)	Rate(2)	2004	2003	(Years)

Long-term unsecured senior notes	6.2%	6.4%	$2,019,607	$1,771,167	5.3
Unsecured tax-exempt bonds	1.8%	2.1%	79,525	100,798	18.6

Total/average	6.1%	6.2%	$2,099,132	$1,871,965	5.8

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
      The $2.1 billion of Long-Term Unsecured Debt generally have semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity with $22.4 million maturing in 2008 and $57.1 million maturing in 2029. The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

Mortgages Payable
      Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see — Scheduled Debt Maturities). A

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
summary of mortgages payable outstanding for the years ending December 31, 2004 and 2003 follows (dollar amounts in thousands):

	Outstanding Balance at(1)
			Effective
	December 31,	December 31,	Interest
	2004	2003	Rate(2)

Secured floating rate debt:
Tax-exempt debt	$508,923	$317,351	2.0%
Construction loans	40,868	56,129	4.4%
Conventional mortgages	21,705	21,705	3.0%

Total Floating	571,496	395,185	2.2%

Secured fixed rate debt:
Conventional mortgages	1,439,558	1,511,277	6.5%
Other secured debt	20,451	21,163	3.6%

Total Fixed	1,460,009	1,532,440	6.4%

Total debt outstanding at end of period	$2,031,505	$1,927,625	5.2%

(1)	Includes a net fair market value adjustment recorded in connection with the Smith Merger of $48.4 million and $58.5 million at December 31, 2004 and 2003, respectively. This amount is amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.
      The change in mortgages payable during 2004 and 2003 consisted of the following (in thousands):

	2004	2003

Balance at January 1	$1,927,625	$2,179,997
Issuance of new mortgages	51,656	76,017
Mortgage assumptions related to property acquisitions	113,585	55,362
Proceeds from construction loans	118,000	—
Regularly scheduled principal amortization	(11,512)	(11,934)
Prepayments, final maturities and other	(167,849)	(371,817)

Balance at December 31	$2,031,505	$1,927,625

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Debt Maturities
      Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

	Long Term Unsecured Debt		Mortgages Payable

	Regularly		Regularly
	Scheduled	Final	Scheduled	Final
	Principal	Maturities	Principal	Maturities
	Amortization	and Other	Amortization	and Other	Total

2005	$31,250	$220,000	$11,804	$50,689	$313,743
2006	31,250	20,000	10,752	233,451	295,453
2007	31,250	355,000	11,352	144,920	542,522
2008	31,250	302,412	12,660	110,290	456,612
2009	51,250	31,027	10,272	362,070	454,619
Thereafter(1)	346,250	648,193	245,045	828,200	2,067,688

Total	$522,500	$1,576,632	$301,885	$1,729,620	$4,130,637

(1)	The average annual principal payments due from 2010 to 2024 are $117.9 million per year.

Other
      The book value of total assets pledged as collateral for mortgage loans and other obligations at both December 31, 2004 and 2003 is $3.8 billion. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2004. See Note 10 for a summary of derivative financial instruments used in connection with our debt instruments.

(6)	Distributions to Unitholders
      The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. At its December 2004 Board meeting, the Board announced an anticipated increase in the annual distribution from $1.72 to $1.73 per Common Unit.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the cash distributions paid per share on Common Units and Preferred Units during 2004, 2003 and 2002:

	2004	2003	2002

Common Units and A-1 Units(1)	$2.72	$1.71	$1.70
Series A Preferred Units(2)	—	2.11	2.29
Series C Preferred Units(3)	—	—	1.38
Series D Preferred Units(4)	1.31	2.19	2.19
Series E Preferred Units(5)	2.09	2.09	0.70
Series F Preferred Units(5)	1.50	2.03	0.68
Series G Preferred Units(5)	2.16	2.16	0.72
Series H Preferred Units(6)	—	1.27	3.36
Series I Preferred Units(7)	7,660.00	7,660.00	7,660.00
Series J Preferred Units(8)	—	—	1.71
Series K Preferred Units(9)	2.55	3.38	3.36
Series L Preferred Units(10)	3.40	3.38	3.36

(1)	Includes a $1.00 per unit special distribution issued to our Common Unitholders in December 2004.

(2)	The Series A Preferred Units were called for redemption during the fourth quarter of 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(3)	The Series C Preferred Units were redeemed at liquidation value, plus accrued and unpaid distributions, in August 2002.

(4)	The Series D Preferred Units were redeemed in August 2004.

(5)	In August 2002, the DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units. The Company redeemed the Series F Preferred Units in September 2004, 520,000 of the Series E Preferred Units in August 2004 and 400,000 of the Series E Preferred Units in November 2004.

(6)	The Series H Preferred Units were converted into Common Units in May 2003.

(7)	The Series I Preferred Units have a par value of $100,000.

(8)	The Series J Preferred Units were converted into Common Units in July 2002.

(9)	The Series K Preferred Units were converted into Common Units in September 2004.

(10)	The Series L Preferred Units were converted to Common Units in December 2004.

(7)	Unitholders’ Equity

A-1 Common Units
      In connection with the Smith Merger, we issued approximately 25.5 million A-1 Common Units to former Smith Partnership Unitholders. These units are redeemable at the option of the A-1 Common Unitholders. The Operating Trust must redeem the A-1 Common Units with cash or Archstone-Smith has the option to redeem the A-1 Common Units with Common Shares. The A-1 Common Unitholders’ aggregate interest in the Operating Trust was approximately 10.9% at December 31, 2004.
      During 2004 and 2003, Archstone-Smith issued 374,921 and 1,955,908 Common Units in exchange for real estate. In 2002, Archstone-Smith issued 339,727 Class B Common Units as partial consideration for a real estate acquisition. In April 2002, Archstone-Smith issued 149,319 unregistered Common Shares in

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exchange for 149,319 Class B Common Units previously issued. In August 2002, we converted 870,523 of DownREIT operating units into A-1 Common Units in connection with the merger with our DownREIT Operating Partnerships.

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

Preferred Unit Redemption and Conversions
      The Series A Preferred Units were called for redemption during 2003. Of the 2.9 million Series A Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed. During May 2003, the Series H Preferred Units were converted into Common Units. In August 2004, the series D Preferred Units were redeemed at liquidation value plus distributions for a total of $47.6 million. In August and November 2004, 520,000 and 400,000 Series E Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends. In September 2004, the Series F Perpetual Preferred Units were redeemed at liquidation value plus accrued dividends. The Series K Preferred Units were converted to Common Units in September 2004 and the Series L Preferred Units were converted to Common Units in December 2004.

Common Unit Repurchase and Issuances
      During 2004, we repurchased and retired 3,516,700 Common Units for an average price of $27.93 per share. In 2003, we repurchased 614,100 Common Units for an average price of $21.38 per share. During 2004, we issued 156,000 Common Units in exchange for real estate.

Preferred Units
      A summary of our Convertible Preferred Units outstanding at December 31, 2004 and 2003, including their significant rights, preferences, and privileges follows (amounts in thousands):

				Annual
				Dividend	December 31,
	Redemption	Conversion	Liquidation	Rate Per
Description	Date	Ratio	value	Unit	2004	2003

Series K Preferred Units; 0 Units issued and outstanding at December 31, 2004 and 666,667 at December 31, 2003(1)	9/20/04	1.975	37.50	3.38	—	25,000
Series L Preferred Units; 0 Units issued and outstanding at December 31, 2004 and 641,026 at December 31, 2003(2)	12/21/04	1.975	39.00	3.38	—	25,000

					$—	$50,000

(1)	The Series K Preferred Units were converted into Common Units in September 2004.

(2)	The Series L Preferred Units were converted into Common Units in December 2004.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our Perpetual Preferred Units outstanding at December 31, 2004 and 2003, including their significant rights, preferences, and privileges follows (amounts in thousands):

			Annual
			Dividend	December 31,
	Redemption	Liquidation	Rate Per
Description	Date(1)	Value	Unit	2004	2003

				(Amounts in
				Thousands)
Series D Preferred Units; 0 and 1,957,606 units issued and outstanding at December 31, 2004 and 2003, respectively(1)	08/06/04	25.00	$2.19	$—	$48,940
Series E Preferred Units; 200,000 and 1,120,000 units issued and outstanding at December 31, 2004 and 2003, respectively(2)	02/04/05	25.00	2.09	4,929	27,123
Series F Preferred Units; 0 and 800,000 units issued and outstanding at December 31, 2004 and 2003, respectively(2)	09/27/04	25.00	2.03	—	19,464
Series G Preferred Units; 600,000 units issued and outstanding at December 31, 2004 and 2003, respectively(2)	03/03/05	25.00	2.16	14,593	14,593
Series I Preferred Units; 500 units issued and outstanding at December 31, 2004 and 2003, respectively(3)	02/01/28	100,000	7,660	50,000	50,000

				$69,522	$160,120

(1)	The Series D Preferred Shares were redeemed in August 2004.

(2)	In August 2002, 3,000,000 DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units. The Company redeemed the Series F Preferred Units in September 2004, 520,000 of the Series E Preferred Units in August 2004 and 400,000 of the Series E Preferred Units in November 2004.

(3)	Series I Preferred Units may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any, on or after the redemption dates indicated.
      The holders of our Preferred Units do not have preemptive rights over the holders of Common Units, but do have limited voting rights under certain circumstances. The Preferred Units have no stated maturity, are not subject to any sinking fund requirements and we are not obligated to redeem or retire the Units. Holders of the Preferred Units are entitled to receive cumulative preferential cash distributions, when and as declared and authorized by the Board, out of funds legally available for the payment of distributions. All Preferred Unit distributions are cumulative from date of original issue and all series of Preferred Units rank equally as to distributions and liquidation proceeds. All distributions due and payable on Preferred Units have been accrued and paid as of the end of each fiscal year.
      If six quarterly distributions payable (whether or not consecutive) on any series or class of Preferred Units that are of equal rank with respect to distributions and any distribution of assets, shall not be paid in full, the number of Independent Trustees shall be increased by two and the holders of all such Preferred Units voting as a class regardless of series or class, shall be entitled to elect the two additional Independent Trustees. Whenever all distributions in arrears have been paid, the right to elect the two additional Independent Trustees shall cease and the terms of such Independent Trustees shall terminate.

Dividend Reinvestment and Share Purchase Plan
      Archstone-Smith’s dividend reinvestment and share purchase plan was designed and implemented to increase ownership in the Company by private investors. Under the plan, holders of Archstone-Smith Common Shares and Operating Trust A-1 Common Units have the ability to automatically reinvest their cash dividends and distributions to purchase additional Common Units. In October 2003, we announced that units issued under the Dividend Reinvestment and Share Purchase Plan would be acquired through open market

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchases or in negotiated transactions with third parties pursuant to the automatic reinvestment of dividends or pursuant to optional cash payments under the plan. As a result, Common Shares acquired by investors under the plan are not currently entitled to a discount.

Series M Unit
      In December of 2004, the Operating Trust issued one Series M Preferred Unit in exchange for cash. This unit is redeemable at the option of the Unit Holder and/or the Operating Trust under certain circumstances. If the Operating Trust is required to redeem the Series M Preferred Unit, the redemption price will be paid in cash. If the holder of the Series M Preferred Unit requests redemption of the Series M Preferred Unit, the Operating Trust has the option of redeeming the Series M Preferred Unit with cash or with Common Shares. The redemption value under such circumstances is based on the performance of the related real estate asset, as outlined in the contribution agreement. The Series M Preferred Unit is entitled to a dividend equivalent to the same dividend paid on 263 Common Shares. The holder of the Series M Preferred Unit does not have preemptive rights over the holders of Common Shares and does not have any voting right except as required by law. The Series M Preferred Unit has no stated maturity and is not subject to any sinking fund requirements.

(8)	Benefit Plans
      Our long-term incentive plan was approved in 1997, and was modified in connection with the Smith Merger. There have been five types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) restricted Common Share unit awards with a DEU feature; (iv) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; and (v) Common Units issued to certain named executives under our Special Long-Term Incentive Plan.
      No more than 20 million share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 1.0 million share or option awards in any one-year period. The plan has a 10-year term. As of December 31, 2004, Archstone-Smith had approximately 8,232,000 shares available for future grants. Beginning in 2004, the Board voted to eliminate regular option awards to officers with the title of Senior Vice President or above.

Share Options and Trustee Options
      The exercise price of each employee option granted is equal to the fair market value at the close of business on the day immediately preceding the date of grant. The options awarded through mid-2001 generally vest at a rate of 25% per year; options granted after mid-2001 generally vest at the rate of 33 1/3% a year.
      Archstone-Smith has authorized 400,000 Common Units for issuance to their Independent Trustees under the equity plan for Independent Trustees. The exercise price of outside trustee options is equal to the average of the high and low prices on the date of grant. All options granted to Independent Trustees before 1999 have been exercised or cancelled. The options issued to Independent Trustees between 1999 and 2001 have a DEU feature, a 10-year term and vest over a four-year period. Beginning in 2002 options are no longer issued to Independent Trustees.
      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. The Company financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. Loans made to employees in connection with the employee share purchase plan are recourse loans and the associated receivable is recorded as a reduction of shareholders’/ unitholders’ equity. As of December 31, 2004, the aggregate outstanding balances on these notes were approximately $917,000.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of all options outstanding at December 31, 2004 follows:

		Exercise Prices			Weighted-Average
	Number of			Expiration	Remaining
	Options	Range	Average	Date	Contractual Life

Matching options under the 1997 employee unit purchase program	72,086	$21.49-$21.86	$21.50	2007	2.69 years
Options with DEUs	862,569	19.00- 22.66	20.48	2007-2009	4.07 years
Options without DEUs	2,818,401	21.34- 29.33	24.45	2007-2014	7.47 years
Independent Trustees	61,250	22.56- 23.95	23.14	2009-2011	5.51 years
Exchanged options	66,920	14.68- 22.58	19.93	2007-2011	5.47 years

Total	3,881,226	$14.68-$29.33	$23.41

      A summary of the status of Archstone-Smith’s option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates is presented below:

		Weighted	Number of
	Number of	Average	Options
	Options	Exercise Price	Exercisable

Balance/ Average at December 31, 2001	8,107,628	$21.33	5,131,390

Granted	2,680,143	24.15
Exercised	(1,210,890)	26.28
Forfeited	(340,519)	23.94

Balance/ Average at December 31, 2002	9,236,362	$22.44	5,314,210

Granted	15,823	22.42
Exercised	(2,101,605)	19.58
Forfeited	(762,838)	24.38

Balance/ Average at December 31, 2003	6,387,742	$23.15	4,546,725

Granted	647,825	26.83
Exercised	(3,002,193)	22.85
Forfeited	(152,148)	25.45

Balance/ Average at December 31, 2004	3,881,226	$23.41	2,891,895

Restricted Share Unit Awards
      Restricted Share Unit awards are granted at the market value of the underlying Common Units on the date of grant. To compute the total compensation expense to be recognized, the fair value of each share on the grant date is multiplied by the number of units granted. We then recognize this stock-based employee compensation expense over the vesting period, which ranges from two to four years. The total expense recognized in connection with these awards, including the DEUs for the years ending December 31, 2004, December 31, 2003 and December 31, 2002 was $5.7 million, $5.6 million, and $4.6 million, respectively.
      All RSU grants have a DEU feature. During 2004, 2003 and 2002 Archstone-Smith awarded 299,682, 0 and 341,048 RSUs, respectively, to certain employees under the long-term incentive plan, of which 50,763 have been forfeited prior to vesting. A total of 14,504 RSUs with a DEU feature were awarded to trustees under the equity plan for Independent Trustees, none of which has been forfeited. Each RSU provides the holder with one Common Share upon settlement. The RSUs and related DEU feature vest at 25%-33.33% per

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year over a three or four-year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

Dividend Equivalent Units
      Under the modified long-term incentive plan, participants who are awarded RSUs may be credited with DEUs equal to the amount of dividends paid on Common Units with respect to such awards. The DEUs are awarded annually at the end of each year and vest under substantially the same terms as the underlying share options or RSUs.
      DEUs credited in relation to options are calculated by taking the average number of options held at each record date and multiplying by the difference between the average annual dividend yield on Common Units and the average dividend yield for the Standard & Poor’s 500 Stock Index. DEUs credited in relation to RSUs are calculated by taking the average number of RSUs held at each record date and multiplying by the average annual dividend yield on Common Units. DEUs credited in relation to existing DEUs are calculated by taking the number of DEUs at December 31 and multiplying by the average annual dividend yield on Common Units.
      As of December 31, 2004, there were approximately 280,778 DEUs outstanding awarded to 86 holders of options and RSUs. The outstanding DEUs were valued at $10.8 million on December 31, 2004 based upon market price of the Common Units on that date. We recognize the value of the DEUs awarded as compensation expense over the vesting period. The matching options granted in connection with the 1997 employee purchase program and all of the employee options granted after 1999 (including the converted Smith Residential options) do not have a DEU feature.

401(k) Plan and Nonqualified Deferred Compensation Plan
      In December 1997, the Archstone-Smith Board established a 401(k) plan and a nonqualified savings plan, both of which became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees’ annual contribution. Contributions by employees to the 401(k) plan are subject to federal limitations of $12,000 during 2004. The matching employer contributions are made in Common Units, which vest between years of service at 20% per year. The Smith Residential nonqualified deferred compensation plan and the Independent Trustees deferred fee plan were merged into our existing nonqualified savings plan to form a new on-going nonqualified deferred compensation plan on January 1, 2002. Generally, the deferred compensation plan permits only deferrals of compensation by eligible employees and non-employee trustees. No employer contributions are currently being made to that plan. Amounts deferred under the deferred compensation plan are invested among a variety of investments as directed by the participants, and are generally deferred until termination of employment or service as a trustee.

Deferral of Fees by Non-Employee Trustees
      Pursuant to the terms of the nonqualified deferred compensation plan, each non-employee member of our Board has the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elects to have their fees deferred, the fees accrue in the form of phantom Units equal to the number of Common Units that could have been purchased on the date the fee was credited. Dividends are calculated on the phantom Units and additional phantom Units are credited. Distribution of phantom Units may be deferred to a later date. Upon settlement, phantom Units convert into Common Units on a 1-to-1 basis. Alternatively, the Trustee can elect to have his or her fees deferred and invested in one or more of the investment funds that are otherwise available under the deferred compensation plan. Upon settlement such investments are paid out in cash.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Long-Term Incentive Plan
      During December 2001, the Executive Compensation Committee approved a Special Long-Term Incentive Plan whereby certain named executive officers would be eligible to earn a number of Common Shares equal to the number of performance units that vest at the end of a three-year performance period from January 1, 2001 to December 31, 2004. The number of performance units that could vest ranged from zero to 100% depending upon our annual compounded total shareholder return at the end of the three-year performance period and our annual compounded total shareholder return compared to the NAREIT Apartment Index based on percentile rankings. We accounted for the Special Long-Term Incentive Plan as a variable plan as the number of shares to be ultimately issued was not known until the end of the performance period. Estimates of the ultimate compensation costs were recorded to expense on a quarterly basis over the performance period and adjusted as necessary.
      At the end of the three-year performance period, the number of performance units that vested were exchanged for an equal number of Common Shares. All performance units that did not vest at the end of the three-year performance period were cancelled. As a result of Archstone-Smith’s actual performance over this period, 205,600 Common Shares were issued to these named executive officers during the first quarter of 2005.

(9)	Financial Instruments and Hedging Activities

Fair Value of Financial Instruments
      At December 31, 2004 and 2003, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balance at December 31, 2004		Balance at December 31, 2003

	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Borrowings:
Unsecured credit facilities	$19,000	$19,000	$103,790	$103,790
Long-Term Unsecured Debt	2,099,132	2,262,778	1,871,695	2,043,289
Mortgages payable	2,031,505	2,093,436	1,927,625	2,032,872
Interest rate contracts:
Interest rate swaps	$10,209	$10,209	$2,765	$2,765
Interest rate caps	—	—	—	—
Forward Contracts:
Forward sales agreements	$—	$—	$250	$250
      All publicly traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of unitholders’ equity. As of December 31, 2004 and 2003, our investments in publicly traded equity securities included in other assets were $19.0 million and $144.7 million, respectively. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment.

Interest Rate Hedging Activities
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
      We formally assess, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We assess effectiveness of purchased interest rate caps based on overall changes in the fair value of the caps. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.
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
      During the years ended December 31, 2004, 2003 and 2002 we recorded an increase/ (decrease) to interest expense of $33,000, $101,000 and $(312,000), for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2004 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated Fair
	Amount	Date Range	Value

Cash flow hedges:
Interest rate caps	$109,008	2005-2007	$8
Interest rate swaps	150,000	2006	(3,556)

Total cash flow hedges	$259,008	2005-2007	$(3,548)

Fair value hedges:
Interest rate swaps	$75,055	2008	$4,470
Total rate of return swaps	77,006	2006-2007	8,593

Total fair value hedges	$152,061	2005-2008	$13,063

Total hedges	$411,069	2005-2008	$9,515

      During 2004, we entered into interest rate swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. The hedge was terminated when the debt was issued. The fair value of the cash flow hedge upon termination was a liability of approximately $2.5 million. This amount was deferred in accumulated other comprehensive income and will be reclassified out of accumulated other comprehensive income as additional interest expense as the hedged forecasted interest payments occur.

Equity Securities Hedging Activities
      We are exposed to price risk associated with changes in the fair value of certain equity securities. During 2003, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $128.5 million and an aggregate fair value of the forward sale agreements of approximately $486,000, to protect against a reduction in the fair value of these securities. We designated this forward sale as a fair value hedge.
      During 2004, we settled all of the forward sales agreements for approximately 2.8 million shares, and sold 308,200 shares of marketable securities which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities. The fair value of forward sales agreements at December 31, 2004 and 2003 were $0 and $250,462, respectively.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Selected Quarterly Financial Data
      Selected quarterly financial data (in thousands, except per unit amounts) for 2004 and 2003 is summarized below. The sum of the quarterly earnings per Common Unit amounts may not equal the annual earnings per Common Unit amounts due primarily to changes in the number of Common Units outstanding from quarter to quarter.

	(Unaudited)
	Three Months Ended
					Year Ended
	3-31(1)	6-30(1)	9-30(1)	12-31(1)	12-31(1)

2004:
Total revenues	$204,859	$215,013	$222,484	$230,973	$873,329

Earnings from operations	37,325	38,826	28,814	26,832	131,797
Income from unconsolidated entities	5,276	7,354	5,485	(213)	17,902
Other non-operating income	10,510	9,951	7,701	—	28,162
Less minority interest:
Convertible operating partnership units	(352)	—	(108)	—	(460)
Plus: net earnings from discontinued operations	60,499	34,940	117,515	221,348	434,302
Less Preferred Share distributions	4,447	4,459	5,706	1,642	16,254

Net earnings attributable to Common Units — Basic	$109,515	$86,612	$153,917	$246,325	$596,369

Net earnings per Common Unit:
Basic	$0.50	$0.39	$0.70	$1.12	$2.71

Diluted	$0.49	$0.39	$0.70	$1.11	$2.69

2003:
Total revenues	$193,362	$194,443	$196,683	$199,184	$783,672

Earnings from operations	33,889	16,330	33,811	32,902	116,932
Income from unconsolidated entities	455	(1,161)	1,714	4,737	5,745
Less minority interest:
Convertible operating partnership units	—	—	—	—	—
Plus net earnings from discontinued operations	63,442	59,316	142,192	106,564	371,514
Less Preferred Unit distributions	8,358	7,251	6,128	4,416	26,153

Net earnings attributable to Common Units — Basic	$89,428	$67,234	$171,589	$139,787	$468,038

Net earnings per Common Share:
Basic	$0.43	$0.32	$0.80	$0.64	$2.20

Diluted	$0.43	$0.32	$0.79	$0.63	$2.18

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(11)	Segment Data
      We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
economic characteristics and also meet the other GAAP criteria, which permit the garden communities and high-rise properties to be aggregated into two reportable segments. Additionally, we have defined the activity from Ameriton as an individual operating segment as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year property performance.
      Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Years Ended December 31,

	2004	2003	2002

Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$421,196	$421,259	$429,556
High-rise properties	255,279	254,151	253,229
Non Same-Store:
Garden communities	105,075	44,109	28,982
High-rise properties	47,794	30,489	20,265
Ameriton(1)	21,501	11,053	7,742
Other non-reportable operating segment revenues	3,276	3,277	5,103

Total segment and consolidated revenues	$854,121	$764,338	$744,877

	Years Ended December 31,

	2004	2003	2002

Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$278,638	$284,819	$290,709
High-rise properties	161,066	161,922	159,890
Non Same-Store:
Garden communities	66,573	30,271	17,756
High-rise properties	33,129	21,150	13,332
Ameriton(1)	10,259	6,133	3,904
Other non-reportable operating segment NOI	2,807	2,614	3,744

Total segment NOI	552,472	506,909	489,335

Reconciling items:
Other income	19,208	19,334	9,462
Depreciation on real estate investments	(203,183)	(162,723)	(148,588)
Interest expense	(175,249)	(160,871)	(149,538)
General and administrative expenses	(55,479)	(49,838)	(45,710)
Other expenses	(5,972)	(35,879)	(17,014)

Consolidated earnings from operations	$131,797	$116,932	$137,947

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During 2004, 2003 and 2002, pre-tax gains from the disposition of Ameriton real estate were $65.1 million, $42.7 million and $30.7 million, respectively. These gains are classified within discontinued operations. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	Year Ended December 31,

	2004	2003

Reportable operating communities segment assets:
Same-Store:
Garden communities	$3,021,343	$3,080,488
High-rise properties	2,521,725	2,547,861
Non Same-Store:
Garden communities	1,602,955	1,224,675
High-rise properties	548,956	817,129
Ameriton	434,946	472,743
Other non-reportable operating segment assets	82,537	57,960

Total segment assets	8,212,462	8,200,856
Real estate held for sale	245,034	149,342

Total segment assets	8,457,496	8,350,198

Reconciling items:
Investment in and advances to unconsolidated entities	111,481	86,367
Cash and cash equivalents	203,255	5,230
Restricted cash in tax-deferred exchange escrow	120,095	180,920
Other assets	173,717	298,980

Consolidated total assets	$9,066,044	$8,921,695

      Total capital expenditures for garden communities included in continuing operations were $48.8 million and $31.9 million for the years ended December 31, 2004 and 2003, respectively. Total capital expenditures for high-rise properties included in continuing operations were $34.5 million and $30.2 million for the years ended December 31, 2004 and 2003, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $1.0 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively.

(12)	Income Taxes
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

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a partnership, we make distributions to our partners and allocate our taxable income to our partners. The major portion of distributions and income are paid/ allocated to Archstone-Smith Trust with the remainder paid/ allocated to third party unitholders.
      The following table reconciles net earnings to taxable income subject to distribution requirement for the years ended December 31(in thousands):

	For the Year Ended December 31,

	2004	2003	2002

	(estimated)
GAAP net earnings	$612,623	$494,191	$356,725
Book to tax differences:
Gain on sale of CES(1)		—	(43,623)
Depreciation and amortization(2)	9,971	(1,513)	(22,348)
Gain or loss from capital transactions(3)	(67,609)	(124,390)	(25,685)
Deferred compensation and gain contingencies	3,177	859	17,323
Merger expenses	—	—	—
Other, net	(9,254)	11,704	3,400

Taxable income, including capital gains	$548,908	$380,851	$285,792

(1)	In December 2002, CES was sold to a third party. See Note 4 for details.

(2)	We use accelerated depreciable lives for tax purposes. This change resulted in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This was partially offset by the Smith Merger in 2001 as GAAP depreciation expense for the Smith assets was based on fair value and tax depreciation was based on a lower historical tax basis.
      Distributions have been made as follows:

	For the Year Ended December 31,

	2004	2003	2002

Distributions to Archstone-Smith Trust	$545,586	$340,819	$334,316
Distributions to unitholders	68,311	47,489	45,165

Total Distributions	$613,897	$388,308	$379,481

(1)	Includes distribution of all ordinary income and capital gains.
      The following table summarizes the taxability of our distributions for the past three years:

	For the Year Ended December 31,

	2004	2003	2002

Ordinary income	46%	45%	78%
Capital gains(1)	54%	55%	22%

	100%	100%	100%

(1)	Includes 22.8%, 6.2% and 22.0% of unrecaptured section 1250 gains in 2004, 2003, and 2002, respectively.

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a taxable REIT subsidiary, Ameriton is subject to state and federal income taxes. Income tax expense consists of the following for the years ended December 31, 2004, 2003, and 2002 which is included in either other expense or discontinued operations (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Income tax expense (benefit)
Current	$20,119	$16,645	$11,046
Deferred	(1,314)	(873)	1,375

	18,805	15,772	12,421

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Computed expected tax expense	$17,801	$15,016	$11,238
Increase in income taxes resulting from state taxes and other	1,004	756	1,183

	18,805	15,772	12,421

      Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income tax purposes. Ameriton’s deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below (in thousands).

	Year Ended
	December 31,

	2004	2003

Deferred tax assets:
Earnings from unconsolidated real estate entities	$—	$476
Deferred compensation	2,920	22
Reserves	378	524
Other	125	88

Deferred tax assets	3,423	1,110
Deferred tax liabilities:
Real estate, principally due to depreciation	351	1,517
Earnings from unconsolidated real estate entities	2,164	—

Deferred tax liabilities	2,515	1,517

Net deferred tax asset (liability)	$908	$(407)

(13)	Commitments and Contingencies

Commitments
      At December 31, 2004 we had eight non-cancelable ground leases for certain apartment communities and buildings that expire between 2042 and 2095. Each ground lease generally provides for a fixed annual rental

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payment plus additional rental payments based on the properties’ operating results. Additionally, we lease certain office space under non-cancelable operating leases with fixed annual rental payments.
      The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2004 (in thousands):

2005	$4,117
2006	4,128
2007	4,167
2008	4,179
2009	4,220
Thereafter (2010-2095)	344,095

Total	$364,906

      See Note 2 for real estate related commitments.

Guarantees and Indemnifications
      We have extended performance bond guarantees relating to contracts entered into by SMC, which are customary to the type of business in which these entities engage. As of December 31, 2004, $1.3 million of these performance bond guarantees were still outstanding, based upon information provided by these companies. The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of SMC.
      Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. We generally do not guarantee third party debt incurred by our unconsolidated investees; however, the investees and/or Archstone-Smith are occasionally required to guarantee the mortgages along with all other venture partners. As of December 31, 2004, we have not been required to perform under any guarantees provided to our joint ventures.
      As part of the Smith Merger, we are required to indemnify the former Smith Partnership unitholders for any personal income tax expense resulting from the sale of high-rise properties identified in the shareholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod until October 31, 2021.

Litigation and Contingencies
      We are subject to various claims in connection with moisture infiltration and resulting mold issues at certain high-rise properties in Southeast Florida. These claims generally allege that water infiltration and resulting mold contamination resulted in the claimants having personal injuries and/or property damage. Although certain of these claims continue to be at various stages of litigation, with respect to the majority of these claims, we have either settled the claims and/or we have been dismissed from the lawsuits that had been filed. With respect to the lawsuits that have not been resolved, we continue to defend these claims in the normal course of litigation.
      We have recorded accruals for moisture infiltration and resulting mold issues. These accruals represent management’s best estimate of the probable and reasonably estimable costs and are based, in part, on the

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlements reached with the various claimants, estimates obtained from third-party contractors and actual costs incurred to date. It is possible that these estimates could increase or decrease as additional information becomes available.
      We are aggressively pursuing recovery of a significant portion of these costs from our insurance carriers. We are in litigation with our insurance providers, and therefore we have not recorded an estimate for future insurance recoveries associated with moisture infiltration and resulting mold. In addition, we will continue to pursue potential recoveries from third parties whom we believe bear responsibility for a considerable portion of the costs we have incurred. We cannot make assurances that we will obtain these recoveries or that our ultimate liability associated with these claims will not be material to our results of operations.
      During 2004, we incurred estimated losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded a loss contingency of approximately $5.5 million associated with both wholly owned and unconsolidated apartment communities. This charge is offset by a $750,000 receivable for anticipated insurance recoveries. These estimates represent management’s best estimate of the probable and reasonably estimable costs and are based on the most current information available from our insurance adjustors.
      During December 2004, a lawsuit was filed against us that alleges various violations of the Fair Housing Act and the Americans with Disabilities Act at 112 properties currently or formerly owned by the Company. The plaintiffs are seeking injunctive relief, in the form of retrofitting apartments and public accommodations to comply with the Fair Housing Act and the Americans with Disabilities Act; unspecified monetary damages for the diversion of the plaintiffs’ resources to address fair housing violations, punitive damages and attorneys’ fees. We are in the process of evaluating the claims asserted in this litigation. Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it reasonably possible to estimate the amount of loss, if any, that would be associated with an adverse decision.
      We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

(14)	Supplemental Cash Flow Information
      Significant non-cash investing and financing activities for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

•	Issued $10.8, $47.6 and $8.7 million of A-1 Common Units as partial consideration for properties acquired during 2004, 2003 and 2002, respectively;

•	Issued $4.5 million of A-2 Common Units as partial consideration for real estate during 2004.

•	Holders of Series K Preferred Units and Series L Preferred Units converted $25.0 million each of their units into Common Shares during 2004;

•	Holders of Series H Preferred Units converted $71.5 million of their units into Common Units during 2003;

•	Redeemed $47.9 million, $25.5 million and $41.7 million A-1 Common Units for Common Shares during 2004, 2003 and 2002, respectively;

•	Holders of Series J Preferred Units converted $25 million of their units into Common Shares during 2002;

•	Recorded an accrual related to moisture infiltration and resulting mold remediation for $36.1 million and $11.3 million at one of our high-rise properties in Southeast Florida during 2003 and 2002, respectively;

ARCHSTONE-SMITH OPERATING TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Assumed mortgage debt of $113.6 million, $55.4 million and $195.6 million during 2004, 2003 and 2002, respectively, in connection with the acquisition of apartment communities;

•	Holders of Series A Preferred Units converted $71.9 million and $5.7 million of their units into Common Shares during 2003 and 2002, respectively.

(15)	Related Party Transactions
Related Party Transactions
      Ameriton paid approximately $3.2 million and $1.5 million to certain officers and employees of the Operating Trust related to realized returns on investments sold during 2004 and 2003, respectively, none of which were made to members of Ameriton’s board. Four members of Ameriton’s board (James H. Polk, III, John C. Schweitzer, R. Scot Sellers and Charles E. Mueller, Jr.) are Trustees of Archstone-Smith or executive officers of the Operating Trust.
      During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. Archstone-Smith financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. As of December 31, 2004, the aggregate outstanding balances on these notes were approximately $917,000.
      ArchstoneSmith has the following business relationships with business entities or family members of Board of Trustee member Robert H. Smith:
      Mr. Smith owns a residence within a condominium in Crystal City, where Archstone-Smith staffs the property with doormen, maintenance, and administrative staff. Archstone-Smith is contractually reimbursed by the condominium association for payroll and benefits costs, and receives a contractual monthly management fee of $848 for other Archstone-Smith management oversight. ASN does not have an ownership interest in this property. Archstone-Smith billed $175,368 during 2004 for expenses incurred and management fees for this property.
      Mr. Smith and Mr. Kogod have a 0.33% and 4.36% ownership interest, respectively, in a partnership which owns two apartment communities in Washington D.C. Archstone-Smith receives a contractual management fee of 4.5% of revenues to employ the property maintenance and administrative staff, manage the property, and perform all accounting functions. Archstone-Smith does not have an ownership interest in this property. We billed $941,301 during the twelve months ended December 31, 2004, for expenses incurred and management fees for this property.
      Mr. Smith’s daughter is employed as a Vice President in Marketing at a salary and bonus of approximately $109,000 and received option grants with a face value of $237,000 as compensation during 2004. She has been employed by the Company and its predecessor Charles E. Smith Residential Realty since September 1980.

(16)	Subsequent Events
      During February 2005, we redeemed our remaining 200,000 Series E Perpetual Preferred Units at liquidation value plus accrued dividends.
      During February 2005, we sold our investment in Viva Group, Inc. (d/b/a Rent.com) to eBay Inc. for approximately $27.5 million. This amount is net of $3.9 million paid to exercise certain Viva Group, Inc warrants. Of this amount, approximately $1.6 million was deposited in an escrow account to secure eBay’s rights to certain indemnifications associated with the transaction. This amount will be paid to us in August 2006 less amounts, if any, available to eBay in respect to indemnification claims.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTARY INFORMATION
The Trustee and Unitholders
Archstone-Smith Operating Trust:
      We have audited and reported separately herein on the consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004.
      Our audits were made for the purpose of forming an opinion on the consolidated financial statements of Archstone-Smith Operating Trust and subsidiaries taken as a whole. The supplementary information included in Schedules III and IV is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.
      Effective July 1, 2003, Archstone-Smith Operating Trust adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised). As a result, the accompanying consolidated financial statements, referred to above, have been restated to reflect the consolidated financial position and results of operations of Archstone-Smith Operating Trust and certain previously unconsolidated entities in accordance with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Denver, Colorado
February 28, 2005

ARCHSTONE-SMITH OPERATING TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2004
(Dollar amounts in thousands)

			Initial Cost to
			Archstone-Smith Trust		Costs
					Capitalized
		Encum-		Buildings &	Subsequent to
	Units	brances	Land	Improvements	Acquisition

Apartment Communities:
Garden Communities:
Atlanta, Georgia	2,459	43,157	26,308	149,077	28,439
Austin, Texas	1,446	10,980	6,828	26,791	55,626
Boston, Massachusetts	1,338	163,035	68,664	49,330	129,726
Chicago, Illinois	1,313	41,022	85,603	50,545	8,827
Dallas, Texas	1,364	—	9,906	52,375	19,556
Denver, Colorado	2,299	8,500	22,646	78,313	103,328
Houston, Texas	1,783	33,233	16,393	32,786	68,643
Inland Empire, California	1,594	16,659	12,663	71,771	13,810
Long Island, New York	396	78,000	—	—	58,462
Los Angeles, California	5,476	100,532	243,986	348,589	404,613
Orange County, California	1,647	30,690	25,612	46,134	109,318
Orlando, Florida	312	—	3,110	17,620	976
Phoenix, Arizona	876	—	7,202	93	46,585
Portland, Oregon	228	—	851	—	12,906
Raleigh, North Carolina	1,324	13,588	13,499	76,490	7,771
San Diego, California	3,406	90,036	51,413	115,328	242,192
San Francisco, California	5,100	82,376	175,641	267,152	255,726
Seattle, Washington	3,208	60,528	49,491	132,368	105,549
Southeast, Florida	3,342	10,758	95,286	273,155	42,343
Stamford, Connecticut	160	—	5,775	1,225	29,487
Ventura County, California	716	—	12,095	31,024	37,323
Washington, D.C. Metropolitan Area	8,847	186,093	236,228	506,050	399,149
West Coast, Florida	746	—	5,430	30,766	8,177

Garden Communities Total	49,380	969,187	1,174,630	2,356,982	2,188,532

High-Rise Properties:
Boston, Massachusetts	1,113	60,692	41,345	121,881	72,647
Chicago, Illinois	3,025	130,142	118,828	373,044	24,884
Southeast Florida	240	17,775	—	26,515	1,474
NYC Metropolitan Area	1,062	197,302	84,522	181,256	194,404
Washington, D.C. Metropolitan Area	11,399	656,403	511,659	1,191,546	370,099

High-Rise Properties Total	16,839	1,062,314	756,354	1,894,242	663,508

Total Apartment Communities — Operating and Under Construction	66,219	2,031,501	1,930,984	4,251,224	2,852,040

Other:
Development communities In Planning and Owned	2,953
Hotel, retail and other assets
Total real estate assets	69,172

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount at Which Carried at Year End

		Buildings &		Accumulated	Construction
	Land	Improvements	Totals	Depreciation	Year	Year Acquired

Apartment Communities:
Garden Communities:
Atlanta, Georgia	35,674	168,150	203,824	(43,525)	1978-1999	1998-2001
Austin, Texas	15,312	73,933	89,245	(13,624)	1979-1996	1993
Boston, Massachusetts	36,349	211,371	247,720	(25,672)	1975-2002	1999-2002
Chicago, Illinois	26,723	118,252	144,975	(21,201)	1968-1988	1999-2001
Dallas, Texas	11,150	70,687	81,837	(13,212)	1983-2000	1993-2004
Denver, Colorado	25,024	179,263	204,287	(25,143)	1981-2002	1992-2004
Houston, Texas	11,205	106,617	117,822	(18,227)	1972-2003	1994-2004
Inland Empire, California	14,464	83,780	98,244	(19,900)	1980-1990	1995-2004
Long Island, New York	—	58,462	58,462	—	2003-2004	2001
Los Angeles, California	195,963	801,225	997,188	(28,427)	1973-2004	1998-2004
Orange County, California	26,379	154,685	181,064	(27,389)	1986-2002	1996-1999
Orlando, Florida	3,740	17,966	21,706	(4,614)	1988	1998
Phoenix, Arizona	8,476	45,404	53,880	(11,052)	1980-2001	1993-1997
Portland, Oregon	3,256	10,501	13,757	(3,093)	1985-1998	1995-1996
Raleigh, North Carolina	14,871	82,889	97,760	(22,590)	1985-1999	1998
San Diego, California	57,345	351,588	408,933	(40,798)	1985-2001	1996-1998
San Francisco, California	128,346	570,173	698,519	(91,028)	1965-2002	1995-2000
Seattle, Washington	58,307	229,101	287,408	(43,601)	1986-2002	1995-2004
Southeast, Florida	100,171	310,613	410,784	(14,797)	1986-2004	1998-2004
Stamford, Connecticut	6,312	30,175	36,487	(1,927)	2000-2002	2000
Ventura County, California	12,474	67,968	80,442	(5,816)	1985-2002	1997-2004
Washington, D.C. Metropolitan Area	205,543	935,884	1,141,427	(78,232)	1941-2002	1998-2002
West Coast, Florida	5,783	38,590	44,373	(9,787)	1982-1988	1998

Garden Communities Total	1,002,867	4,717,277	5,720,144	(563,655)

High-Rise Properties:
Boston, Massachusetts	41,730	194,143	235,873	(12,610)	1986-1998	2001
Chicago, Illinois	80,003	436,753	516,756	(39,546)	1969-2002	2001
Southeast Florida	189	27,800	27,989	(2,574)	1964-2000	2001
NYC Metropolitan Area	149,452	310,730	460,182	(12,849)	2000-2002	2002-2004
Washington, D.C. Metropolitan Area	551,025	1,522,279	2,073,304	(125,927)	1923-2003	2001-2004

High-Rise Properties Total	822,399	2,491,705	3,314,104	(193,506)

Total Apartment Communities — Operating and Under Construction	1,825,266	7,208,982	9,034,248	(757,161)

Other:
Development communities In Planning and Owned			136,593
Hotel, retail and other assets			50,197	(6,381)

Total real estate assets			9,221,038	(763,542)

SCHEDULE III
      The following is a reconciliation of the carrying amount and related accumulated depreciation of the Operating Trust’s investment in real estate, at cost (in thousands):

	Year Ended December 31,

Carrying Amounts	2004	2003	2002

Balance at January 1	$8,999,180	$9,297,735	$8,612,213

Apartment communities:
Apartment properties acquired in the Smith Merger	—	—	31,877
Acquisition-related expenditures	1,080,639	573,768	539,652
Redevelopment expenditures	40,999	69,649	152,428
Recurring capital expenditures	50,147	48,960	40,683
Development expenditures, excluding land acquisitions	333,782	91,430	247,044
Acquisition and improvement of land for development	175,470	125,581	107,727
Dispositions	(1,460,046)	(1,209,956)	(439,847)
Provision for possible loss on investments	—	(3,714)	(2,611)

Net apartment community activity	$220,991	$(304,282)	$676,953

Other:
Disposition of retail asset acquired in the Smith Merger	—	—	(5,990)
Change in other real estate assets	867	5,727	14,559

Net other activity	867	5,727	8,569

Balance at December 31	$9,221,038	$8,999,180	$9,297,735

	Year Ended December 31,

Accumulated Depreciation	2004	2003	2002

Balance at January 1	$648,982	$578,855	$412,894
Depreciation for the year(1)	203,639	200,356	206,625
Accumulated depreciation on real estate dispositions	(89,079)	(130,229)	(40,563)
Other	—	—	(101)

Balance at December 31	$763,542	$648,982	$578,855

(1)	Depreciation is net of $16.4 million and $3.0 million for our intangible asset related to the value of leases in place for real estate assets acquired in 2004 and 2003, respectively.

SCHEDULE IV
Archstone-Smith Operating Trust
Mortgage Loans on Real Estate
12/31/04
(Dollar amounts in thousands)

Principal
Amount of Loan
							Carrying	Subject to
			Final	Periodic		Face	Amount	Delinquent
			Maturity	Payment		Amount of	of	Principal or
Description		Interest Rate	Date	Term	Prior Liens	Mortgages	Mortgages	Interest

Mezzanine Construction Loan	Condominium CA	18%	11/28/2006	(1)	Senior Loan	$9,900	$8,729	—

	2004	2003

Balance at January 1	—	—
New Mortgage Loans	$8,650	$—
Other(2)	79	—
Collections of Principal	—	—

Balance at December 31	$8,729	$—

(1)	Outstanding principal plus accrued and unpaid interest is due on the maturity date. Partial prepayment is required to the extent the borrower receives proceeds from the sale of constructed units in accordance with contracted terms.

(2)	A portion of the accrued interest amount is added to the principal amount on a monthly basis.

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

R. Scot Sellers
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature		Title	Date

/s/ R. Scot Sellers R. Scot Sellers		Chief Executive Officer (principal executive officer)	February 28, 2005

/s/ Charles E. Mueller, Jr. Charles E. Mueller, Jr.		Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2005

/s/ Mark A. Schumacher Mark A. Schumacher		Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 28, 2005

Archstone-Smith Operating Trust
By:	/s/ R. Scot Sellers Chief Executive Officer	Trustee	February 28, 2005

INDEX TO EXHIBITS
      Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description

3.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.3 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
3.2	Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.4 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
3.3	Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
3.4	Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.2 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
3.5	Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
3.6	Articles Supplementary for Series M Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 16, 2004)
4.1	Indenture, dated as of February 1, 1994, between Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Annual Report on Form 10-K for the year ended December 31, 1993)
4.2	First Supplemental Indenture, dated February 2, 1994, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust), Morgan Guaranty Trust Company of New York and State Street Bank and Trust Company, as successor Trustee (incorporated by reference to Exhibit 4.3 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Current Report on Form 8-K dated July 19, 1994)
4.3	Indenture, dated as of August 14, 1997, between Security Capital Atlantic Incorporated and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to Security Capital Atlantic Incorporated’s Registration Statement on Form S-11 (File No. 333-30747))
4.5	Form of Archstone-Smith Trust common share ownership certificate (incorporated by reference to Exhibit 3.3 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.10	Form of Archstone-Smith Trust share certificate for Series I Preferred Units (incorporated by reference to Exhibit 3.8 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on November 1, 2001)
10.2	Amended and Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.8	Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.9	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)

INDEX TO EXHIBITS — (Continued)

Number	Description

10.10	Amendment to Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended June 30, 2004)
10.11	Form of Non-Qualified Share Option Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.12	Form of Restricted Share Unit Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.13	Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.14	Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.6 to Archstone-Smith Trust’s Annual Report on From 10K for the year ended December 31, 2003)
10.15	Form of Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.16	Amended and Restated Credit Agreement, dated as of December 13, 2004, by and among Archstone-Smith Operating Trust, as borrower, and Archstone-Smith Trust as parent, and J.P. Morgan Chase Bank, as administrative agent, and Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Suntrust Bank and Commerzbank A.G., New York and Grand Cayman Branches, as documentation agents
10.17	Archstone Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone-Smith Trust’s Registration Statement on Form S-3 (No. 333-44639-01))
10.18	Shareholders’ Agreement, dated as of October 31, 2001, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, Robert H. Smith and Robert P. Kogod (incorporated by reference to Exhibit 10.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.19	Noncompetition Agreement by and among Charles E. Smith Residential Realty, Inc., Charles E. Smith Residential Realty L.P. and Robert P. Kogod and Robert H. Smith (incorporated by reference to Exhibit 10.1 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.20	Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.21	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty, Inc. (incorporated by reference to Exhibit 10.35 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.22	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.36 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Consent of Independent Registered Public Accounting Firm
21	Subsidiaries of Archstone-Smith Operating Trust
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS — (Continued)

Number	Description

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.3	Audit Committee Charter (incorporated by reference to Exhibit 99.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.4	Management Development and Executive Compensation Committee Charter (incorporated by reference to Exhibit 99.4 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.5	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.5 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)