Form 10-K
period 2005-12-31
ARCHSTONE SMITH OPERATING TRUST
filed 2006-03-09
CIK 80737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Address of principal executive office)

(303) 708-5959
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A-1 Common Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing price Archstone-Smith’s Common Shares on June 30, 2005, which are issuable upon the redemption of the A-1 common Units, the aggregate market value of the Class A-1 Common Units held by non-affiliates of the registrant was approximately $817,890,730.

At March 1, 2006 there were approximately 30,156,445 Class A-1 and Class B Common Units outstanding held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GLOSSARY

The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description

A-1 Common Unitholders	Holders of A-1 Common Units.
A-1 Common Units	Operating Trust Class A-1 Common Units and any class B-1 Common Units of beneficial interest, which are redeemable for cash, or at the option of Archstone-Smith, A-2 Common Units. A-1 Common Units are the only common units of the Operating Trust not held by Archstone-Smith and represent a minority interest of approximately 13.8% in the Operating Trust at December 31, 2005.
A-2 Common Units	Class A-2 Common Units of beneficial interest. Archstone-Smith is the sole holder of A-2 Common Units, which represent approximately an 86.2% interest in the Operating Trust at December 31, 2005.
ADA	Americans with Disabilities Act.
Ameriton	AMERITON Properties Incorporated, which is a taxable REIT subsidiary that engages in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon.
Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2005.
Archstone-Smith	Archstone-Smith Trust, sole holder of the A-2 Common Units and sole trustee.
Board	Collectively, refers to Archstone-Smith’s Board of Trustees or to Archstone-Smith, our sole trustee, unless the context otherwise requires.
CES	Consolidated Engineering Services, Inc. was a taxable REIT subsidiary in the business of delivering mission critical facilities management services for corporate, government and institutional customers. CES was sold to a third party in December 2002 for $178 million.
Common Share(s)	Archstone-Smith common shares of beneficial interest, par value $0.01 per share.
Common Unit(s)	For periods prior to the Smith Merger and reorganization into an UPREIT, Archstone’s common shares of beneficial interest are referred to as Common Units.
Convertible Preferred Units	Collectively, the Series A, H, J, K and L Preferred Units.
Declaration of Trust	The Operating Trust’s Articles of Amendment and Restatement, as filed with the State of Maryland on October 26, 2001, as amended and supplemented.
DEU	Dividend Equivalent Unit; an amount credited to the account of holders of certain options and RSU’s under Archstone-Smith’s long-term incentive plan.
Distributions	Refers to dividends paid by Archstone on either Archstone common or preferred shares of beneficial interest paid prior to the UPREIT reorganization and Smith Merger. Subsequent to the Smith Merger, refers to distributions paid on operating Trust Common Units or Preferred Units.
FASB	Financial Accounting Standards Board.
FHA	Fair Housing Act.

Abbreviation, Acronym or Defined Term	Definition/Description

GAAP	Generally accepted accounting principles in the United States.
Independent Trustees	Members of the Board meeting the NYSE definition of “Independent Director.”
In Planning	Parcels of land owned or Under Control, which are in the development planning process, upon which construction of apartments is expected to commence within 36 months.
IRR	Internal rate of return. IRRs on sold communities refer to the unleveraged internal rate of return calculated by the company considering the timing and amounts of NOI during the period owned by the company, the net sales proceeds and the average undepreciated capital cost of the community during the ownership period, all calculated in accordance with GAAP. The IRR calculations do not include allocations for corporate general and administrative expenses, interest expense or other indirect operating expenses. Therefore, an IRR calculation is not a substitute for net earnings as a measure of our performance. Management believes that IRRs are an important indicator of the value created during the ownership period. Historical IRRs are not necessarily indicative of IRRs that will be produced in the future. The company’s methodology for calculating IRRs may not be consistent with the methodology used by other companies.
Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.
LIBOR	London Interbank Offered Rate.
Long-Term Unsecured Debt	Collectively, the Operating Trust’s long-term unsecured senior notes payable and unsecured tax-exempt bonds.
NAREIT	National Association of Real Estate Investment Trusts.
Net Operating Income or NOI	Represents rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See a reconciliation of NOI to Earnings from Operations in this Annual Report in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Property-level operating results‘.
NYSE	New York Stock Exchange.
‘‘Oakwood” or “Oakwood Worldwide”. . .	The terms used in reference to a group of partnerships coordinated by a common sponsor who sold a group of apartment communities to the company in 2005.
Oakwood Master Leases	Refers to thirteen communities acquired from Oakwood and one community we previously owned and operated that were leased in their entirety to an affiliate of Oakwood Worldwide under master lease agreements with seven year terms, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one year anniversary of the acquisition.
Operating Trust	Archstone-Smith Operating Trust.
Preferred Units or Perpetual Preferred Units	The Series I Preferred Units.

Abbreviation, Acronym or Defined Term	Definition/Description

REIT	Real estate investment trust. This term is also used to refer to the consolidated subsidiaries of Archstone-Smith, but excluding taxable subsidiaries unless the context indicates otherwise.
Restricted Share Unit or RSU	A unit representing an interest in one Common Unit, subject to certain vesting provisions, through our long-term incentive plan.
Same-Store	Term used to refer to a group of operating communities in the United States that had attained stabilization and were fully operating during the entire time two periods are being compared. Excludes communities which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (fires, floods, etc.). Also excludes the Ameriton properties due to their short-term holding periods.
Series A Preferred Units	Operating Trust Series A Cumulative Preferred Units of Beneficial Interest, par value $0.01 per unit which were redeemed in full in November 2003.
Series B Preferred Units	Operating Trust Series B Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in May 2001.
Series C Preferred Units	Operating Trust Series C Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in August 2002.
Series D Preferred Units	Operating Trust Series D Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in August 2004.
Series E Perpetual Preferred Units	8.375% Cumulative Perpetual Preferred Units, which were redeemed in full in February 2005.
Series F Perpetual Preferred Units	8.125% Cumulative Perpetual Preferred Units, which were redeemed in full in September 2004.
Series G Perpetual Preferred Units	8.625% Cumulative Perpetual Preferred Units, which were redeemed in full in March 2005.
Series H Preferred Units	Operating Trust Series H Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in May 2003.
Series I Preferred Units	Operating Trust Series I Cumulative Perpetual Preferred Units of Beneficial Interest, par value $100,000 per unit, redeemable in February 2028.
Series J Preferred Units	Operating Trust Series J Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in July 2002.
Series K Preferred Units	Operating Trust Series K Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in September 2004.
Series L Preferred Units	Operating Trust Series L Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in December 2004.

Abbreviation, Acronym or Defined Term	Definition/Description

Series M Preferred Unit	Operating Trust Series M Preferred Unit of Beneficial Interest, par value $0.01 per unit.
Series N-1 Preferred Units	Operating Trust Series N-1 Convertible Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit.
Series N-2 Preferred Units	Operating Trust Series N-2 Convertible Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit.
SMC	Smith Management Construction, Inc. was a taxable REIT subsidiary in the business of providing construction management and building maintenance services. SMC was sold to members of its senior management in February 2003.
Smith Merger	The series of merger transactions in October 2001 whereby Archstone-Smith merged with Smith Residential and Archstone Communities Trust merged with Smith Partnership.
Smith Partnership	Charles E. Smith Residential Realty L.P.
Smith Residential	Charles E. Smith Residential Realty, Inc.
SFAS	Statement of Financial Accounting Standards.
Stabilized or Stabilization	The classification assigned to an apartment community that has achieved 93% occupancy, and for which development, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.
Total Expected Investment	For development communities, represents the total expected investment at completion; for operating communities, represents the total expected investment plus planned capital expenditures.
Trustees	Members of the Board of Trustees of Archstone-Smith.
Under Control	Land parcels which we do not own, yet have an exclusive right (through contingent contract or letter of intent) during a contractually agreed upon time period to acquire for the future development of apartment communities, subject to approval of contingencies during the due diligence process
UPREIT	Umbrella Partnership Real Estate Investment Trust.

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

The Operating Trust is a recognized leader in apartment investment and operations. The company owns and operates an unreplicated portfolio of high-rise and garden apartment communities concentrated in many of the most desirable neighborhoods in the greater Washington, D.C. Metropolitan Area, Southern California, the San Francisco Bay Area, the New York City Metropolitan Area, Boston, Chicago, Southeast Florida and Seattle. The company strives to continually upgrade the quality of its portfolio through the selective sale of assets, using proceeds to fund investments with higher anticipated growth prospects. Through our two customer-facing brands, Archstone and Charles E. Smith, we strive to provide great apartments and great service, all backed by our unconditional Seal of Servicetm guarantees.

As of December 31, 2005, we owned or had an ownership position in 257 communities, representing 86,930 units, including units under construction. At year-end, our operating portfolio was concentrated in protected locations in the following core markets, based on NOI for the three months ended December 31, 2005, excluding amounts owned by Ameriton or located in Germany:

Washington, D.C. Metropolitan Area	36.6%
Southern California	24.9
San Francisco Bay Area, California	8.2
New York City Metropolitan Area	6.8
Boston, Massachusetts	4.7
Chicago, Illinois	4.3
Southeast Florida	4.0
Seattle, Washington	3.9

Total	93.4%

The Company

We are engaged primarily in the operation, development, redevelopment, acquisition and long-term ownership of apartment communities in the United States. We have elected REIT status and are structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust. Archstone-Smith is our sole trustee and owned 86.2% of the Operating Trust at December 31, 2005. Archstone-Smith Common Shares trade on the New York Stock Exchange (NYSE: ASN). Our principal focus is to maximize shareholder value by:

•	Acquiring, developing, redeveloping and operating apartments in our core markets, which are characterized by: protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential;

•	Generating long-term sustainable growth in operating cash flow;

•	Increasing our Common Unit distribution, as we have done for the last 15 consecutive years;

•	Recruiting, training and retaining people whom we believe are the best and brightest in the apartment business;

•	Building the dominant operating platform in the apartment industry, to produce an operating franchise that we believe is more efficient, more profitable and difficult to replicate. We do this by investing in technology to improve our operations and customer service delivery, strengthen our brand position and solidify our reputation for operational leadership; and

•	Managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in outstanding locations in our core markets.

2005 Accomplishments

•	We produced Same-Store revenue growth of 3.7% for the full year of 2005. The fourth quarter of 2005 was the seventh consecutive quarter of improving top-line revenue growth.

•	We reported Same-Store NOI outperformed our peer average by 970 basis points for the period from January 1, 2001 through December 31, 2005.(1)

•	We completed the acquisition of a $1.5 billion portfolio from Oakwood Worldwide, comprising 35 communities and representing 12,696 units, significantly strengthening our dominant ownership presence in many of our core markets, including Southern California, the San Francisco Bay Area and the Washington, D.C. Metropolitan Area.

•	In 2005 and through the first quarter of 2006, we significantly enhanced our presence in Manhattan through the acquisition of three high-rise apartment communities, totaling $624.6 million and 1,038 units. We also started construction on The Mosaic, a 627-unit joint venture community and our first development in Manhattan. At year-end 2005, our committed total expected investment in the New York City Metropolitan Area, including joint venture developments, totaled $1.2 billion.

•	In December 2005, we completed our first acquisition in Europe with the purchase of an 11-building, 822-unit portfolio concentrated in Mannheim, Germany, for $44.5 million. We believe acquiring and operating these assets will help us research and understand this new market and help establish relationships with key market participants.

•	In September 2005, we completed the successful sale of 12.1 million common units, representing $500 million in gross proceeds. This equity offering, together with ourincremental debt capacity, provides the financial flexibility to fund the completion of our $2.8 billion development pipeline.

(1)  NOI performance is defined as cumulative same-store NOI growth for the period presented, relative to the average same-store NOI growth for our peer companies, which are BRE Properties, Inc.; United Dominion Realty; Essex Property Trust, Inc.; Camden Property Trust; Equity Residential; Avalon Bay Communities; Post Properties, Inc.; and excluding Archstone-Smith. Results are per Green Street Advisors 4Q05 Apartment REIT Update, except for Archstone-Smith figures, which are actual reported results.

•	We completed the roll-out of MRI, a web-based, customer-centric property management system, to our national portfolio. MRI automates virtually all of our daily on-site leasing and reporting tasks, allows our site teams to better track service requests from our customers, manage customer records and execute leases more efficiently — which we believe enhances our customers’ experience with us. MRI provides a seamless online interface with our customers via resident-only web sites, allowing customers 24/7 access to complete new and renewed leases, pay rent online, submit and track service requests and more.

•	Archstone-Smith was recognized as one of the Top 50 Employers for Minorities by Fortune magazine in 2005.

•	Forbes magazine ranked Archstone-Smith at 991 on the Forbes 2000 List for 2005, the magazine’s comprehensive ranking of the world’s largest corporations.

•	We increased our 2006 annualized common unit distribution level to $1.74, or $0.435 per quarter. This marks our 15th consecutive annual common unit distribution increase and a total increase of 172% since 1991. Our first quarter 2006 common unit distribution was paid in February 2006, representing our 122nd consecutive quarterly payment.

Investment Strategy

Capital Recycling Program

We believe that one of our most important responsibilities is to improve the quality of our portfolio with every transaction we complete. In 2005, we completed the disposition of $1.1 billion of non-core assets, excluding Ameriton, representing 8,558 units, generating GAAP gains of $446.7 million and an average unleveraged internal rate of return (IRR) of 14.2%. The cash gains on the sale of these assets was $302.4 million, or 38.8% of our cost basis. In addition, during 2005 we acquired $2.4 billion of assets, excluding Ameriton and German acquisitions, representing 15,446 units, and started development of $219.7 million of assets, representing 1,113 units, in markets that include Manhattan, Los Angeles and downtown San Francisco.

Focus on core markets

We focus our investment activities in our core markets, which are characterized by: (i) protected locations with limited land for new housing construction; (ii) expensive single-family home prices; and (iii) a strong, diversified economic base with significant employment growth potential.

Barriers to entry exist in areas where there is a very limited amount of land zoned and available for housing development, and where local municipalities are reluctant to zone additional land for new housing. We believe that the limited competition, expensive single family housing and diverse economic base typical of our core markets maximizes our ability to keep our occupancy relatively constant and produce sustainable long-term cash flow growth.

Our investment professionals generally live in our core markets, allowing them to thoroughly research and evaluate potential investments at the “street corner level of detail.” This locally based investment acumen guides our decisions in making investments, allowing us to continually upgrade the quality of our portfolio. As a result, our portfolio is concentrated in many of the most desirable neighborhoods in the Washington, D.C. Metropolitan Area, Southern California, the San Francisco Bay area, the New York City Metropolitan Area, Boston, Chicago, Southeast Florida and Seattle.

As of year-end 2005, approximately 93.4% of our portfolio was concentrated in our core markets. Our goal is to sell virtually all of our remaining non-core assets by the end of 2006.

Acquisition of the Oakwood Portfolio

In 2005, we completed the acquisition of a 35-community portfolio from Oakwood Worldwide, for $1.5 billion. This strategic transaction further strengthens our dominant ownership presence in highly desirable neighborhoods in many of our most attractive submarkets: Marina del Rey; Toluca Hills; San Jose and La Jolla,

California; the Rosslyn/Ballston corridor in the Washington, D.C. Metropolitan Area and downtown Boston. We expect to acquire two additional communities from Oakwood during the first half of 2006.

Developments

We place considerable emphasis on the value created through our development of new apartment properties. At December 31, 2005, we had $2.8 billion in total expected investment of assets in our development pipeline, including communities under construction and in planning in the REIT, Ameriton and through joint ventures. We completed $219.7 million of new REIT development properties during the year, representing 1,113 units, in markets that include the Washington, D.C. Metropolitan Area, Boston and Southern California.

During the year, four REIT development properties achieved Stabilization, representing a Total Expected Investment of $213.3 million and adding a total of 1,113 units to our operating portfolio.

We believe that our locally based development infrastructure creates a significant competitive advantage for identifying and completing very attractive investment opportunities in our core markets. As such, we expect our development capability to continue to be a key contributor to growth and to create significant value as properties are completed and stabilized at attractive yields during the next several years. Additionally, we generally utilize Guaranteed Maximum Price Contracts (GMAX) through qualified third-party contractors to reduce our development risk from a cost perspective.

Ameriton

Ameriton, our wholly owned subsidiary, continues to be a highly profitable franchise for our company. Utilizing our development, acquisition and operating expertise, Ameriton identifies under-managed operating communities, as well as development and redevelopment opportunities with a short-term ownership horizon of one to three years that have the potential to produce significant profits. Ameriton sold 11 communities in 2005 (including two joint venture transactions), contributing $62.5 million or $0.269 per unit to the Operating Trust’s 2005 earnings, $56.7 million, or $0.244 per unit, to its 2005 FFO, and producing an average unleveraged pre-tax internal rate of return (IRR) of 24%.

Ameriton’s gains in 2005 were principally driven by the sale of newly developed communities in markets that include suburban Washington, D.C. and Houston. As of December 31, 2005, Ameriton has 20 communities representing 5,016 units under construction or in planning, including joint ventures. While nearly 60% of Ameriton’s development pipeline is located in our core markets, they are in locations that we deem to be non-core for ownership by the REIT.

A significant component of Ameriton’s successful development program is attributable to its creation of a successful business as a relationship-based financier of new, high-quality apartment communities that are built by other capable developers with whom we have fostered relationships over the past several years. Since 2003, Ameriton has completed seven of these transactions, realizing pre-tax gains of $28.3 million, or $0.122 per unit, and funds from operations (FFO) of $21.5 million, or $0.093 per unit, at an average leveraged IRR of 23.2%.

Leveraging our relationships with third-party apartment developers, we also created a related business that offers a compelling platform for long-term value creation: mezzanine debt financing. Our Ameriton investment team sources these transactions on behalf of the REIT, as the interest income is qualifying REIT income and therefore not subject to tax. Of the $129.2 million in mezzanine loan commitments we have made through December 31, 2005, $119.3 million were originated in 2005. During the year, we had two loans repaid in the amount of $34.5 million. We are encouraged by the opportunities to selectively invest capital at very attractive returns in this incremental area of our business.

Customer-focused Operations

We believe that our long-term cash flow growth is enhanced by the Archstone and Charles E. Smith brands, our goal to build the dominant operating platform in the apartment industry, robust and scalable technology, and continued investment in our associates.

Powerful brands

An essential component of our strategy is to consistently offer a higher level of service at our apartment communities. Through our Seal of Servicetm, we offer our residents convenience and flexibility all backed by written guarantees. We believe we are the only public apartment REIT with an established track record of offering customers flexible lease terms from two to 12 months as standard practice — and the only apartment company in the nation to offer fully transactional online leasing through Online Lease, our proprietary automated online leasing system.

Our expansion in the New York City Metropolitan Area underscores the embedded value of our customer-focused operating and branding strategy. We believe we are the only apartment owner and manager in Manhattan to provide all of the following services: (i) leasing offices that are open seven days a week; (ii) we will show apartments without an appointment or a broker; (iii) we can process applications in 48 hours, compared to one week process time at most competitors; (iv) we offer innovative services and unconditional service guarantees through our Seal of Servicetm; and (v) we provide a technology platform that makes it easy for people to do business with us through online rent payment, online service requests and our Online Lease. Customers have demonstrated an overwhelming acceptance of this approach, allowing us to achieve a 15% increase in new move-in rents in our same-store operating communities in Manhattan in the fourth quarter of 2005 as compared to the same period in 2004.

Investing in technology

Web-based property management system.  We invest in technology to improve our core operations and make it easier for our customers to do business with us. In 2005, we completed the roll-out of MRI, our web-based property management system that provides the platform for virtually all of our customer-facing technology products. In addition, MRI’s automated work order solution allows us to manage and execute service requests more efficiently, in line with our 1-day Service Guarantee, through which we promise to respond to service requests within 24 hours. Equally important, MRI gives us the ability to accurately track resident histories to better understand and serve our customers.

Revenue management.  In 2000, we pioneered the use of a sophisticated revenue management product, Lease Rent Options (LRO). LRO brings a tremendous amount of discipline to the pricing process, enabling us to more precisely forecast demand to optimize pricing and occupancy across our portfolio, thereby increasing revenues. In 2005, we continued to refine and improve LRO to better manage pricing, occupancy and lease expirations to make us less vulnerable to seasonal shifts in customer traffic.

We believe that pricing in the apartment industry is too reliant on on-site individuals who often use “gut instinct” to make what are ultimately arbitrary pricing decisions. To bring discipline and sophistication to pricing in the apartment industry, we began to actively market LRO to other apartment owners, making sales to two large apartment companies; several other apartment owners are currently pilot testing the software.

Resident web sites.  MRI provides a seamless online presence with our customers via resident-only web sites, which we rolled out nationally in 2005, allowing customers 24/7 access to us to pay rent online, submit and track service requests, participate in periodic feedback surveys, review and update account information and more. In 2005, we collected approximately 115,000 online rent payments, representing revenue of $126.6 million and 11.2% of total rent collected. Online rent payments continued to accelerate throughout the year, with online rent payments in December 2005 totaling 18.1% of all rent collected.

Online Lease.  We believe that we are the only national apartment company to be able to complete leases fully online through Online Lease, our proprietary automated online leasing system. Using Online Lease, customers can log on to any computer to search for a specific apartment, view real-time pricing and availability, select rentable amenities such as garages or additional storage, complete their credit application and finalize their lease — all online.

Fully launched in June of 2005, Online Lease has been well-accepted by our customers, representing approximately 9% of all leases transacted in the fourth quarter. Of those apartments that were leased online for the full year of 2005, 28% were leased sight-unseen by customers and 39% were leased by customers who only visited an Archstone-Smith community once. We believe Online Lease provides us with a meaningful competitive edge to better serve customers and improve our operating margins.

Internet marketing and lead management.  Approximately 36% of all of our leases for the year ended December 31, 2005, were sourced through the Internet, with the vast majority of our customers beginning their apartment search online through third-party search vehicles such as Google and Yahoo! or Internet Listing Services (ILS) that include Apartments.com and RentNet.com as well as our branded web sites, ArchstoneApartments.com and SmithApartments.com. Because the acquisition cost for customers sourced through the Internet is dramatically lower than traditional marketing channels such as print advertising — we estimate the cost-per-lead is approximately $100 for those sourced through the Internet compared with an average of approximately $900 for traditional print advertising — we continue to focus our marketing efforts on improving our online presence and lead management system.

In 2005, we established an Internet Lead Management (ILM) system in MRI, partnering with six ILSs with whom we have national contracts to provide customer lead information, which is automatically incorporated into MRI. Activated nationally in the third quarter of 2005, the ILM allows our site teams to be far more attentive and responsive to online customers, which we believe is critical to converting more customer leads into leases.

Driving renewals and referrals

We believe that we can create a distinct competitive advantage by identifying and implementing the best practices for our most critical processes and standardizing them at each of our communities to deliver a consistently superior resident experience that drives loyalty. We believe that loyalty is a key indicator of a resident’s likelihood to renew his or her lease or refer our apartment communities to friends and co-workers as a place to live.

To gain an understanding of our customers’ loyalty — and the drivers that would increase their potential to renew and refer — we engaged Satmetrix, a leading customer experience management company, to conduct and analyze random periodic online feedback surveys among existing residents as well as online surveys to new residents two weeks after move-in.

The principal objective of these surveys is to determine what actions are needed to improve renewals and referrals. The Satmetrix system also provides immediate feedback to correct specific resident issues before they impact brand satisfaction; compares our communities to identify best practices; and provides the mechanism by which to recognize excellent managers and provide development to those who need it.

In addition, our Core Process Project (CPP) team, established in 2004, focuses on three important customer touch-points that we believe are critical to customer acquisition, renewal and referral: (i) customer inquiries and leasing, (ii) the move-in experience, and (iii) renewal, transfer or move-out. To capture best practices, the CPP team conducts extensive field research with front-line associates to translate proven tactics into scalable tools that ensure consistency in our day-to-day customer interactions.

In 2005, the CPP team completed the roll-out of the Move-in Tracker, a tool that allows community teams to track all the customer-critical steps needed for a smooth move-in. As a result of the Move-in Tracker, we have received extremely favorable feedback from our customers via Satmetrix surveys about their move-in experiences. We believe that a smooth move-in increases the likelihood of a positive first impression of our company and our brands, helping to drive customer renewals and referrals. Other current projects led by the CPP team include improvements to our make-ready process and renewal program.

Investing in our associates

A critical component to ensuring the integrity of our brand offering is attracting, training and retaining the best professionals in our industry — and giving them the support and tools to provide an exceptional customer experience.

Associate engagement.  In 2005, we contracted with Kenexa, a leading associate engagement consultancy, to measure our associates’ engagement and identify key drivers of engagement. It is our belief that associates who are fully engaged in their roles tend to contribute at a much higher level to the company and stay with us longer. Our initial results were extremely encouraging, with 75% of our associates taking part in the survey. Our results place us in the top quartile of responses among the companies with whom Kenexa works, including many of the “best in class” corporations in the United States, such as Home Depot, Kraft Foods, Molson Coors, REI, Starwood, FedEx Kinko’s and Blockbuster.

Incentive-based compensation.  We made significant progress during the year on our incentive-based compensation (IBC) program, through which leasing associates take on a more traditional sales role, earning the majority of their compensation through leases “sold.” Previously, approximately 20% of our leasing associates’ income was based on leasing activity; with the IBC program, 65% of a leasing associate’s income is generated through leases they put in place. We believe that providing this performance-based income potential allows us to attract higher-caliber sales associates who are more vested in delivering a superior experience to our customers. Currently, the IBC program is in place at 83 of our larger communities with full roll-out expected in 2006.

Developing our leaders.  In 2005, another 239 corporate and community managers attended The Practice of Leadership, our feedback-based training program for corporate managers, and Leading Teams at Archstone-Smith Operating Trust, a comparable three-day program for our on-site teams. These three-day programs focus on six leadership practices consistent with our company culture and values that we believe drive our success. This program is complemented by a feedback component, through which direct reports and peers evaluate corporate managers to identify strengths and opportunities for improvement to enhance their effectiveness as team leaders. To date, a total of 671 managers have participated in the program.

Conservative Balance Sheet Management

One of our primary financial objectives is to structure our balance sheet to enhance our financial flexibility in order to have access to capital when others in the industry do not. We have a significant equity base, with equity market capitalization of $10.4 billion, including the value of the A-1 Common Units, as of December 31, 2005. Our investment-grade debt ratings from Standard & Poor’s (BBB+), Moody’s Investors Service (Baal) and Fitch, Inc. (BBB+) are indicative of our solid financial position.

In September 2005, Archstone-Smith sold approximately 12.1 million Common Shares under the existing shelf registration statement filed with the Securities and Exchange Commission. The $500 million of gross proceeds was initially used to pay down our credit facilities, which had a total outstanding balance of $690 million when the transaction was announced. This equity offering, together with the incremental debt capacity it gave the company, provides the financial flexibility to fund approximately $1.0 billion needed to complete our $2.8 billion development pipeline.

In 2005, we increased our unencumbered asset base to $7.7 billion as of the end of the year. As of March 1, 2006, we had approximately $363.3 million of liquidity, including cash on hand, restricted cash in escrows and capacity on unsecured credit facilities. We believe this financial flexibility allows us to act more quickly on new investment opportunities as they arise. Archstone-Smith also repurchased $56.5 million of its Common Shares in 2005, at prices ranging from $33.61 to $35.54 per share and at an average price of $34.31 per share.

We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year. We have only $92.5 million of long-term debt maturing in 2006, representing 0.6% of our total market capitalization. The following summarizes our long-term debt maturity profile for 2006 through 2010, and thereafter, as of December 31, 2005 (dollar amounts in millions):

		% of Total Market
Year	Total	Capitalization(1)

2006	$92.5	0.6%
2007	552.6	3.5%
2008	551.5	3.5%
2009	458.8	2.9%
2010	350.9	2.2%
Thereafter	2,932.5	18.8%

Total	$4,938.8	31.5%

(1)	Total market capitalization as of December 31, 2005, represents the market capitalization based on the closing unit price on the last trading day of the period for our publicly traded securities, units and the liquidation value for private securities as well as the book value of total debt.

Consistent distribution growth.  We raised our anticipated 2006 distribution level to $1.74 per unit, marking our 15th consecutive annual common unit distribution increase and a total increase of 172% since 1991.

Management

We have several senior executives who possess the leadership, operational, investment and financial skills and experience to oversee the overall operation of our company. We believe several of our senior officers could serve as the principal executive officer and continue our strong performance. Our management team emphasizes active training and organizational development initiatives for associates at all levels of our company in order to build long-term management depth and facilitate succession planning.

Officers of the Operating Trust

Certain Senior Officers, including all Executive Officers, of the Operating Trust are:

Name	Title

R. Scot Sellers*	Chairman and Chief Executive Officer
J. Lindsay Freeman*	Chief Operating Officer
Charles E. Mueller, Jr*	Chief Financial Officer
Alfred G. Neely*	Chief Development Officer and President — Charles E. Smith Residential Division
Dana K. Hamilton	Managing Director — Europe
Caroline Brower	General Counsel and Secretary
Daniel E. Amedro	Chief Information Officer
Mark A. Schumacher*	Chief Accounting Officer

*	Executive Officer

Biographies of Senior Officers

R. Scot Sellers — 49 — Chairman and Chief Executive Officer from June 1997 to July 1998 and from December 1998 to the present, with overall responsibility for The Operating Trust’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer from July 1998 to December 1998; Managing Director of The Operating Trust from September 1994 to June 1997, where he had overall responsibility for investment strategy and implementation; Senior Vice President of The Operating Trust from May 1994 to September 1994;

member of the Executive Committee of the Board of Governors and current Chairman of NAREIT; member of the Executive Committee of the Board of Directors of the National Multi Housing Council; Director of the Christian International Scholarship Foundation; Director of CEO Forum; and Director of the Alliance for Choice in Education.

J. Lindsay Freeman — 60 — Chief Operating Officer since September 2002, with responsibility for managing all investment and operating activities for the Operating Trust; President-East Division of the Operating Trust from October 2001 to September 2002, with responsibility for all investments and operations of the East Division; from July 1998 to October 2001, Managing Director of the Operating Trust, with responsibility for investments and operations in the East and Central Regions; Managing Director of Security Capital Atlantic Incorporated from December 1997 to July 1998; Senior Vice President of Security Capital Atlantic Incorporated from May 1994 to November 1997; previously, Senior Vice President and Operating Partner of Lincoln Property Company in Atlanta, Georgia, where he was responsible for acquisitions, financing, construction and management of apartment communities within the Atlantic region and oversaw operations of 16,000 apartment units.

Charles E. Mueller, Jr. — 42 — Chief Financial Officer of the Operating Trust since December 1998, with responsibility for the planning and execution of the company’s financial strategy, balance sheet management and corporate operations; Mr. Mueller oversees the company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence, risk management, human resources, national marketing and ancillary services functions. Vice President of the Operating Trust from September 1996 to December 1998; prior thereto, he held various financial positions with Security Capital, where he provided financial services to Security Capital and its affiliates. He is a member of the National Multi-Housing Council Executive Committee and Board of Directors, the Real Estate Roundtable President’s Council and a Director of Denver K-Life.

Alfred G. Neely — 60 — President — Charles E. Smith Residential Division since February 2005; Chief Development Officer of the Operating Trust since April 2003, with responsibility for the oversight and direction of all the Operating Trust residential development projects; Executive Vice President of the Operating Trust or Charles E. Smith Residential Realty, Inc. from April 1989 to April 2003 with responsibility for oversight and direction of High-Rise residential development projects; Executive Vice President and Managing General Partner of the New Height Group from August 1981 to April 1989 with responsibility for the development and management of 2.5 million square feet of mixed-use property; General Manager of a 1,100-acre mixed-use business park from October 1973 to April 1981 where he managed the development of 3.5 million square feet of corporate user buildings.

Dana K. Hamilton — 37 — Managing Director — Europe with responsibility for research and development of European investment and operational opportunities since February 2005; Executive Vice President-National Operations for the Operating Trust from May 2001 to February 2005, with responsibility for corporate services, including human resources, training and development, marketing and corporate communications, and new business development; Senior Vice President of the Operating Trust from December 1998 to May 2001; Vice President from December 1996 to December 1998, with responsibility for new product development and revenue enhancement through portfolio-wide initiatives.

Caroline Brower — 57 — General Counsel and Secretary of the Operating Trust since September 1999, with responsibility for legal and corporate governance; from September 1998 to September 1999, President of Ameriton Properties Incorporated; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw, LLP) where she practiced transaction and real estate law.

Daniel E. Amedro — 49 — Chief Information Officer of the Operating Trust since January 1999, with primary responsibility for the company’s information technology functions and initiatives; Chief Information Officer and Vice President from May 1998 to January 1999; from September 1996 to March 1998, Vice President of Information Services for American Medical Response, the largest private ambulance operation in the United States; prior thereto, Vice President of Information Services for Hyatt Hotels and Resorts, where he was responsible for all strategic information systems including Spirit, Hyatt’s worldwide reservation system, which supported over 50,000 users and was recognized as the leading reservations system in the hospitality industry.

Mark A. Schumacher — 47 — Chief Accounting Officer of the Operating Trust since December 2004 and Senior Vice President and Controller of the Operating Trust from January 2002 to December 2004, with principal responsibility for accounting and financial reporting; prior thereto, Vice President and Corporate Controller of Qwest Communications International (“Qwest”) from December 2000 to December 2001 where he had principal responsibility for accounting and financial reporting; from April 1991 to December 2000, held various senior and executive level positions in the accounting and financial reporting departments of US West; from April 1984 to April 1991 he held various managerial level positions in the accounting and financial reporting department of US West. On March 15, 2005, the Securities and Exchange Commission entered an administrative order and settled civil proceedings against Mr. Schumacher relating to his work at Qwest. The Securities and Exchange Commission alleged, among other things, that Mr. Schumacher was a cause of Qwest failing to properly record and report certain transactions in accordance with generally accepted accounting principles in violation of the Securities Exchange Act of 1934 (the “Exchange Act”). Pursuant to the terms of the consent decree, Mr. Schumacher settled all claims against him, agreed to cease and desist from violating various provisions of Section 13 of the Exchange Act and related rules thereunder, agreed not to engage in the future in any activity in violation of such provisions and paid a fine of $40,000.

Employees

We currently employ approximately 2,703 individuals, of whom approximately 2,106 are focused on the site-level operation of our garden communities and high-rise properties. Of the site-level associates, approximately 126 are subject to collective bargaining agreements with four unions in Illinois and New York. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial activities and other support functions. We consider our relationship with our employees to be very good.

Insurance

We carry comprehensive general liability coverage on our owned communities, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct physical damage in amounts necessary to reimburse the company on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the reconstruction period. Our property policies for all operating and development communities include coverage for the perils of flood and earthquake shock with limits and deductibles customary in the industry. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. The terms of our property and general liability policies may exclude certain mold-related claims or other types of claims based on the specific circumstances and allegations. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, we self-insure certain portions of our insurance program through a wholly-owned captive insurance company, and therefore use our own funds to satisfy those limits, when applicable.

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

Available Information and Code of Ethics

Our web site is http://www.archstonesmith.com. We make available free of charge, on or through our web site, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. The reference to our web site does not incorporate by reference the information contained in the web site and such information should not be considered a part of this report. We have adopted a code of ethics and business conduct applicable to our Board and officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of our code of ethics and business conduct is included as an exhibit to this report and is available through our web site. In addition, copies of the code of ethics and business conduct can be obtained, free of charge, upon written request to Investor Relations, 9200 East Panorama Circle, Suite 400, Englewood, Colorado 80112. Any amendments to or waivers of our code of ethics and business conduct that apply to the principal executive officer, principal financial officer and principal accounting officer or controller and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our web site. Any reference to our website in this Annual Report does not incorporate by reference the information contained in the website and such information should not be considered a part of this Annual Report.

Item 1A.	Risk Factors

The following factors could affect our future financial performance:

We have restrictions on the sale of certain properties.

A taxable sale of any of the properties acquired in the Smith Merger prior to January 1, 2022, could result in increased costs to us in light of the tax-related obligations made to the former Smith Partnership Unitholders. Under the unitholders’ agreement between Archstone-Smith, the Operating Trust, Robert H. Smith and Robert P. Kogod, we are restricted from transferring specified high-rise properties located in the Crystal City area of Arlington, Virginia until October 31, 2016, without the consent of Messrs. Smith and Kogod, which could result in our inability to sell these properties at an opportune time and at increased costs to us. However, we are permitted to transfer these properties in connection with a non-taxable sale or a sale of all of the properties in a single transaction or pursuant to a bona fide mortgage of any or all of such properties in order to secure a loan or other financing.

We have similar restrictions with respect to the properties acquired from Oakwood Worldwide in 2005. The restrictions last until the earlier of (a) such time as 99% of the contributing partners have sold, redeemed or otherwise disposed of their A-1 Common Units in a taxable event and (b) the later to occur of (x) 10 years from the closing of the contribution of such properties and (y) the last to die of Howard Ruby and Ed Broida.

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

We had $5.3 billion in total debt outstanding as of December 31, 2005, of which $2.4 billion was secured by real estate assets and $1.4 billion was subject to variable interest rates, including $394.6 million outstanding on our short-term credit facilities.

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

We have developed or commenced development on a substantial number of apartment communities and expect to develop additional apartment communities in the future. Real estate development involves risks in addition to those involved in the ownership and operation of established communities, including the risks that financing, if needed, may not be available on favorable terms, construction may not be completed on schedule, contractors may default, estimates of the costs of developing apartment communities may prove to be inaccurate, the costs and availability of materials may be adversely affected by global supply and demand, and communities may not be leased or rented on profitable terms or in the time frame anticipated. Timely construction may be affected by local weather conditions, local moratoria on construction, local or national strikes and local or national shortages in materials, building supplies or energy and fuel for equipment. These risks may cause the development project to fail to perform as expected.

Real estate investments are relatively illiquid and we may not be able to recover our investments.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Furthermore, our mezzanine loans to real estate investors may not be recoverable if those investors are unable to monetize the underlying asset at underwritten amounts.

Compliance with laws and regulatory requirements may be costly.

We must comply with certain accessibility, environmental, building, and health and safety laws and regulations related to the ownership, operation, development and acquisition of apartments. Under those laws and regulations, we may be liable for, among other things, the costs of bringing our properties into compliance with the statutory and regulatory requirements. Non-compliance with certain of these laws and regulations may impose liability without regard to fault, and could give rise to actions brought against us by governmental entities and/or third parties who claim to be or have been damaged as a consequence of an apartment not being in compliance with the subject laws and regulations. As part of our due diligence procedures in connection with the acquisition of a property, whether it is an apartment community or land to be developed, we conduct an investigation of the property’s compliance with known laws and regulatory requirements with which we must comply once we acquire a property, which investigation includes performing a Phase I environmental assessment of the property and a Phase II assessment if recommended in the Phase I report. We cannot, however give any assurance that our investigations and these assessments have revealed all potential non-compliance issues or related liabilities.

Costs associated with moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold continues as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. We have implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. We believe that these measures will minimize the potential for any adverse effect on our residents. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.

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

We believe that Archstone-Smith has qualified for taxation as a REIT under the Internal Revenue Code and it plans to continue to meet the requirements for taxation as a REIT. We cannot, however, guarantee that it will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to Archstone-Smith’s qualification. If it fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted it relief, it would remain disqualified as a REIT for four years following the year in which it failed to qualify. In the event that it failed to qualify as a REIT, it would be required to pay significant income taxes and would have less money available for operations and distributions to unitholders. This would likely have a significant adverse effect on the value of our securities and its ability to raise additional capital. In order to maintain its qualification as a REIT under the Internal Revenue Code, Archstone-Smith’s declaration of trust limits the ownership of its units by any person or group of related persons to 9.8%, unless special approval is granted by our Board.

We intend to qualify as a partnership, but we cannot guarantee that we will qualify.

We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as an association taxable as a corporation for federal income tax purposes if we are deemed to be a publicly traded partnership, unless at least 90% of its income is qualifying income as defined in the tax code. Qualifying income for our 90% test generally includes passive income, such as real property rents, distributions and interest. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most respects. We believe that we will meet this qualifying income test, but cannot guarantee that we will. If the we were to be taxed as a corporation, it will incur substantial tax liabilities, Archstone-Smith would fail to qualify as a REIT for tax purposes and our ability to raise additional capital would be impaired.

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

As shown in the Geographic Distribution table below in “Item 2. Properties,” our most significant investment concentrations are in the Washington, D.C. Metropolitan Area, Southern California and the San Francisco Bay Area. Southern California is the geographic area comprising the Los Angeles County, San Diego, Orange County, the Inland Empire, and Ventura County markets. We are, therefore, subject to increased exposure (positive or negative) from economic and other competitive factors specific to markets within these geographic areas.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Geographic Distribution

At December 31, 2005, the geographic distribution for our eight core markets based on NOI for the three months ended December 31, 2005, excluding properties owned by Ameriton or located in Germany, was as follows:

Washington, D.C. Metropolitan Area	36.6%
Southern California	24.9
San Francisco Bay Area, California	8.2
New York City Metropolitan Area	6.8
Boston, Massachusetts	4.7
Chicago, Illinois	4.3
Southeast Florida	4.0
Seattle, Washington	3.9

Total	93.4%

The following table summarizes the geographic distribution for 2005, 2004 and 2003, based on NOI:

	Total Portfolio(1)
	2005	2004	2003

Core Markets
Washington, D.C. Metropolitan Area	36.6%	39.4%	40.0%
Southern California	24.9	18.9	15.2
San Francisco Bay Area, California	8.2	8.2	9.8
New York City Metropolitan Area	6.8	4.9	2.5
Boston, Massachusetts	4.7	4.7	5.0
Chicago, Illinois	4.3	6.1	7.6
Southeast Florida	4.0	4.7	4.2
Seattle, Washington	3.9	3.1	3.3

Total Core Markets	93.4%	90.0%	87.6%
Non-Core Markets(2)
Houston, Texas	1.3%	1.5%	1.4%
Denver, Colorado	1.1	1.9	2.2
Atlanta, Georgia	—	2.3	2.5
Raleigh, North Carolina	—	1.1	1.1
Other	4.2	3.2	5.2

Total Non-Core Markets	6.6%	10%	12.4%

Total All Markets	100%	100%	100%

(1)	Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. See Item 7 under the caption “Property-level operating results” for a discussion on why we believe NOI is a meaningful measure and a reconciliation of NOI to Earnings from Operations.

(2)	Markets that represent 1.0% or less of NOI are included in Other.

Real Estate Portfolio

We are a leading multifamily company focused on the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities in protected markets throughout the United States. The following information summarizes our wholly owned real estate portfolio as of December 31, 2005 (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

	Number of	Number of	Operating Trust	Percentage
	Communities	Units	Investment	Leased(1)

OPERATING APARTMENT COMMUNITIES:
Garden Communities:
Atlanta, Georgia	2	488	$43,226	98.6%
Austin, Texas	1	400	21,444	96.5%
Baton Rouge, Louisiana	1	312	13,493	99.0%
Boston, Massachusetts	7	1,524	315,846	97.8%
Chicago, Illinois	1	125	14,645	96.0%
Dallas, Texas	6	1,672	109,023	97.1%
Denver, Colorado	5	1,369	129,191	97.2%
Detroit, Michigan	1	396	26,232	91.9%
El Paso, Texas	1	379	13,257	94.2%
Houston, Texas	3	1,651	101,764	98.1%
Inland Empire, California	3	1,298	81,955	97.5%
Los Angeles County, California	19	7,136	1,301,765	97.5%
Orange County, California	8	2,063	260,758	97.8%
Orlando, Florida	1	312	21,993	97.4%
Phoenix, Arizona	4	2,436	110,659	94.2%
Portland, Oregon	1	228	13,848	97.4%
Sacramento, California	1	301	19,154	92.4%
San Diego, California	8	2,803	354,473	97.2%
San Francisco Bay Area, California	16	5,851	877,454	97.5%
Seattle, Washington	10	3,600	317,969	95.7%
Southeast Florida	9	3,038	369,021	98.5%
Stamford, Connecticut	1	160	36,678	99.4%
Ventura County, California	4	1,018	156,735	96.3%
Washington, D.C. Metropolitan Area	19	8,536	1,150,323	96.3%

Garden Community Subtotal/Average	132	47,096	$5,860,906	96.9%

	Number of	Number of	Operating Trust	Percentage
	Communities	Units	Investment	Leased(1)

High-Rise Properties:
Boston, Massachusetts	4	787	$217,111	98.1%
Chicago, Illinois	5	2,872	482,348	95.0%
Los Angeles County, California(2)	3	1,073	219,844	68.4%
Minneapolis, Minnesota	2	371	34,132	93.3%
New York City Metropolitan Area	5	1,550	741,334	98.7%
Portland, Oregon	1	156	22,406	96.8%
San Diego, California	1	387	43,315	97.9%
San Francisco Bay Area, California	1	444	96,652	88.7%
Seattle, Washington	2	338	62,337	N/A
Washington, D.C. Metropolitan Area	34	11,413	2,139,332	97.5%

High-Rise Subtotal/Average	58	19,391	$4,058,811	95.3%

Germany	11	822	44,457	95.6%
FHA/ADA Settlement Capital Accrual	—	—	$47,198
Operating Apartment Communities Subtotal/ Average	201	67,309	$10,011,372	96.4%

APARTMENT COMMUNITIES UNDER CONSTRUCTION:
Garden Communities:
Boston, Massachusetts	1	204	$26,392	N/A
Long Island, New York	1	396	82,105	74.2%
Los Angeles County, California	3	1,002	238,577	N/A

Garden Community Subtotal/Average	5	1,602	$347,074	N/A

High-Rise Properties:
Boston, Massachusetts	2	846	$159,469	N/A
Washington, D.C. Metropolitan Area	1	306	69,088	N/A

High Rise Property Subtotal/Average	3	1,152	$228,557	N/A

Apartment Communities Under Construction Subtotal/Average	8	2,754	$575,631	N/A

APARTMENT COMMUNITIES IN PLANNING AND OWNED:
Garden Communities:	—	—	$—
High-Rise Communities:	2	585	24,365

Total Apartment Communities In Planning and Owned Subtotal/Average	2	585	$24,365

Total Apartment Communities Owned at December 31, 2005	211	70,648	$10,611,368

OTHER REAL ESTATE ASSETS(3)	—	—	$55,627

	Number of	Number of	Operating Trust	Percentage
	Communities	Units	Investment	Leased(1)

AMERITON PORTFOLIO:
Operating Apartment Communities	9	2,978	$367,962
Apartment Communities Under Construction and In Planning(4)	14	4,511	196,749
Other Real Estate Assets	—	—	127,558

Subtotal/Average	23	7,489	692,269

Total Real Estate Owned at December 31, 2005	234	78,137	$11,359,264

(1)	Represents the percentage leased as of December 31, 2005. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2005. The “N/A” for the Seattle market in the High-Rise operating community section indicates that the market is entirely comprised of Oakwood Master Lease communities. Oakwood Master Leased communities have been excluded from the Percentage Leased calculation for other markets that have both Oakwood Master Leased communities and communities with traditional resident leases. A “N/A” indicates markets with communities under construction where Lease-Up has not yet commenced.

(2)	Includes a 623 unit community which is undergoing redevelopment whose occupancy was 50.4% during the period indicated.

(3)	Includes land that is not In Planning and other real estate assets.

(4)	As of December 31, 2005, we had one investment representing 83 units classified as In Planning and Under Control. Our actual investment in these communities was $145,000, which is reflected in the “Other assets” caption of our Balance Sheet.

Item 3.	Legal Proceedings

During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act and Americans with Disabilities Act. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s communities. As part of the settlement, the three disability organizations all recognized that the Operating Trust had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We accrued other expenses of $4.0 million during 2005, which included the settlement and all related legal and other expenses paid in 2005 or expected to be paid during 2006.

We are subject to various claims filed in 2002 and 2003 in connection with moisture infiltration and resulting mold issues at certain high-rise properties we once owned in Southeast Florida. These claims generally allege that water infiltration and resulting mold contamination resulted in the claimants having personal injuries and/or property damage. Although certain of these claims continue to be in various stages of litigation, with respect to the majority of these claims, we have either settled the claims and/or we have been dismissed from the lawsuits that had been filed. With respect to the lawsuits that have not been resolved, we continue to defend these claims in the normal course of litigation.

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

There is no established market for the Common Units of the Operating Trust. Archstone-Smith’s Common Shares are listed on the New York Stock Exchange (NYSE: ASN). The following table sets forth the distributions on units made by the Operating Trust during the past two years ended December 31:

	2005	2004

Per Common Unit(1):
Ordinary income	$1.12	$1.24
Capital gains	0.61	1.48

Total	$1.73	$2.72

For federal income tax purposes, the following summaries reflect the taxability of distributions paid on our Preferred Units:

	2005	2004

Per Series D Preferred Unit(2):
Ordinary income	$—	$0.60
Capital gains	—	0.71

Total	$—	$1.31

	2005	2004

Per Series H, K, L Preferred Unit(3):
Ordinary income	$—	$1.55
Capital gains	—	1.85

Total	$—	$3.40

	2005	2004

Per Series I Preferred Unit(4):
Ordinary income	$4,959	$3,501
Capital gains	2,701	4,159

Total	$7,660	$7,660

(1)	Includes $1.00 per unit special distribution paid in 2004.

(2)	The Series D Preferred Units were redeemed in full plus accrued distributions during August 2004.

(3)	The Series H, K and L Preferred Units were converted into Common Units during May 2003, September 2004 and December 2004, respectively. The distribution paid on the Series H, K and L Preferred Units prior to conversion was $1.27 per unit, $2.55 per unit and $3.40 per unit, respectively. The taxability of which is proportionate to the amounts listed in the table above.

(4)	The Series I Preferred Units have a par value of $100,000 per unit.

Our tax return for the year ended December 31, 2005 has not been filed, and the taxability information for 2005 is based upon the best available data we have. Our tax returns for prior years have not been examined by the Internal Revenue Service and, therefore, the taxability of the distributions may be subject to change.

In 2005, 2004 and 2003 we issued 11,289,070, 374,921 and 1,955,908 A-1 Common Units of the Operating Trust as partial consideration for real estate, respectively. All units were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules thereunder.

The following table summarizes the A-1 Common Units that were repurchased or exchanged for either cash or A-2 Units:

			Total Number	Maximum
			of Units	Approximate
			Purchased as	Dollar Value That
	Number of		Part of Publicly	May yet Be
	Units	Average Price	Announced	Purchased Under
Period	Purchased	Paid per Unit	Plan	the Plan

1/1/05 - 1/31/05	82,249	$35.52	—	$—
2/1/05 - 2/28/05	—	—	—	—
3/1/05 - 3/31/05	12,538	34.88	—	—
4/1/05 - 4/30/05	35,242	35.87	—	—
5/1/05 - 5/31/05	32,500	36.82	—	—
6/1/05 - 6/30/05	39,391	38.02	—	—
7/1/05 - 7/31/05	75,136	41.17	—	—
8/1/05 - 8/31/05	79,607	40.03	—	—
9/1/05 - 9/30/05	10,182	40.25	—	—
10/1/05 - 10/31/05	6,848	39.39	—	—
11/1/05 - 11/30/05	64,354	40.38	—	—
12/1/05 - 12/31/05	59,500	42.34	—

Total	497,547		—	—

Item 6.	Selected Financial Data

The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2001 to 2005. This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report. Prior years amounts have been restated for amounts classified within discontinued operations. (in thousands, except per unit data):

	Years Ended December 31,
	2005	2004	2003	2002	2001

Operations Summary(1)(2):
Total revenues(3)	$946,902	$743,610	$664,438	$631,740	$406,481
Property operating expenses (rental expenses and real estate taxes)	300,289	244,533	208,237	206,651	121,132
Net operating income(4)	590,583	479,869	436,867	415,627	273,444
Depreciation on real estate investments	216,378	170,535	135,124	121,193	73,839
Interest expense	187,982	144,500	121,671	123,506	56,332
General and administrative expense	58,604	55,479	49,838	45,710	27,434
Earnings from operations	134,378	116,701	114,244	117,336	95,723
Gains on dispositions of depreciated real estate, net(5)	—	—	—	35,950	108,748
Income from unconsolidated entities	22,432	17,902	5,745	53,602	10,998
Net earnings from discontinued operations(6)	515,887	449,398	374,202	155,052	57,927
Preferred Unit distributions	4,572	16,254	26,153	34,309	25,877
Net earnings attributable to Common Units(4):
— Basic	696,932	596,369	468,038	322,416	239,697
— Diluted	696,932	600,124	480,910	322,416	250,917
Common Unit distributions	397,466	603,553	277,035	347,971	255,938
Per Unit Data:
Net earnings attributable to Common Units:
— Basic	$3.01	$2.71	$2.20	$1.59	$1.78
— Diluted	3.00	2.69	2.18	1.58	1.77
Common Unit cash distributions paid(7)	1.73	2.72	1.71	1.70	1.64
Cash distributions paid per unit:
Series A Preferred Unit(8)	—	—	2.11	2.29	2.21
Series B Preferred Unit(9)	—	—	—	—	0.79
Series C Preferred Unit(10)	—	—	—	1.38	2.16
Series D Preferred Unit(11)	—	1.31	2.19	2.19	2.19
Series E Preferred Unit(12)	2.09	2.09	2.09	0.70	—
Series F Preferred Unit(12)	—	1.50	2.03	0.68	—
Series G Preferred Unit(12)	2.16	2.16	2.16	0.72	—
Series H, J, K and L Preferred Units(13)	—	—	3.38	3.36	—
Series I Preferred Unit(13)(14)	7,660.00	7,660.00	7,660.00	7,660.00	—
Weighted average Common Units outstanding:
— Basic	231,642	220,053	212,288	202,781	134,589
— Diluted	232,608	223,187	220,758	203,804	142,090

(1)	Includes Ameriton for all years presented.

(2)	Net earnings from discontinued operations have been reclassified to reflect communities classified as discontinued operations as of December 31, 2005 for all years presented.

(3)	Annual revenues and other income, inclusive of discontinued operations, for 2005, 2004, 2003, 2002 and 2001 were $1.1 billion, $1.0 billion, $1.0 billion, $1.0 billion and $0.7 billion, respectively.

(4)	Defined as rental revenues less rental expenses and real estate taxes. We believe that net earnings attributable to Common Units and NOI are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See Item 7 of this Annual Report under Results of Operations for a reconciliation of NOI to Earnings from Operations, and to obtain the required information to recalculate NOI from continuing operations.

(5)	Gains on the disposition of real estate investments classified as held for sale after January 1, 2002 are included in discontinued operations.

(6)	Represents property-specific components of net earnings and gains/losses on the disposition of real estate classified as held for sale subsequent to January 1, 2002.

(7)	Includes a $1.00 per unit special distribution issued to our Common Unitholders in December 2004.

(8)	The Series A Preferred Units were called for redemption during October 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(9)	All of the outstanding Series B Preferred Units were redeemed on May 2001. During 2001, cash distributions of $0.79 per unit were paid for the period prior to the redemption.

(10)	All of the outstanding Series C Preferred Units were redeemed at liquidation value plus accrued distributions in August 2002.

(11)	All of the outstanding Series D Preferred Units were redeemed at liquidation value plus accrued distributions in August 2004.

(12)	In August 2002 the DownREIT Perpetual Preferred Units were converted into Operating Trust Perpetual Preferred Units. The company redeemed the Series F Preferred Units in September 2004, In August and November 2004, 520,000 and 400,000 Series E Perpetual Preferred Units were redeemed at liquidation value, respectively, plus accrued distributions. In February 2005, the remaining 200,000 Series E Preferred Units were redeemed at liquidation value plus accrued distributions. In March 2005, 600,000 Series G Preferred Units were redeemed at liquidation value plus accrued distributions.

(13)	The Series L Preferred Units were converted into Common Units during December 2004 and the distribution paid during 2004 prior to conversion was $3.40 per unit. In September 2004, the Series K Preferred Units were converted into Common Units and the distribution paid during 2004 prior to conversion was $2.55 per unit. The Series H Preferred Units were converted into Common Units during May 2003 and the distribution paid during 2003 prior to conversion was $1.27 per unit. In July 2002, Series J Preferred Units were converted into Common Units. During the fourth quarter 2001, we paid approximately $5.8 million of distributions on the Series H, I, J, K and L Preferred Units that were declared by Smith Residential prior to the Smith Merger.

(14)	Series I Preferred Units have a par value of $100,000 per unit.

	Years Ended December 31,
	2005	2004	2003	2002	2001

Financial Position:
Real estate owned, at cost	$10,893,008	$8,808,902	$8,660,251	$9,037,503	$8,366,843
Real estate held for sale(1)	466,256	412,136	338,929	260,232	245,370
Investments in and advances to unconsolidated entities	132,728	111,481	86,367	116,594	240,719
Total assets	11,467,178	9,066,054	8,921,695	9,096,026	8,700,722
Unsecured credit facilities	394,578	19,000	103,790	365,578	188,589
Long-Term Unsecured Debt	2,545,119	2,099,132	1,871,965	1,776,103	1,333,890
Total liabilities	5,698,388	4,474,768	4,184,592	4,704,299	4,305,117
Other Common Unitholders’ interest (at redemption value)	1,420,491	885,400	707,924	579,598	669,502
Preferred Units	50,000	69,522	210,120	355,221	374,114
Total unitholders’ equity	4,348,299	3,703,826	4,017,669	3,799,141	3,631,518
Number of Common Units outstanding	246,324	222,694	220,063	205,328	199,973

	Years Ended December 31,
	2005	2004	2003	2002	2001

Other Data:
Net cash flows provided by (used in):
Operating activities	$378,036	$369,772	$343,696	$392,043	$332,153
Investing activities	(935,584)	552,388	428,166	(137,401)	387,694
Financing activities	367,931	(724,135)	(779,478)	(248,823)	(721,897)

(1)	Previous years have been restated to include assets that were classified as held for sale as of December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Executive Summary

During the three years covered by this Form 10-K, we have continued to focus on two of our most important goals: (i) managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in outstanding locations in our core markets; and (ii) building the dominant operating platform in the apartment industry. The following graph illustrates the major redeployment of capital that has occurred during this time period, excluding properties owned by Ameriton, properties located in Germany and REIT joint ventures in which our economic interest is less than 50% (dollar amounts in millions).

Capital Redeployment

(1)	Based on Total Expected Investment

(2)	Please refer to the Consolidated Statements of Cash Flows in Item 15 of this Annual Report for a reconciliation of disposition proceeds to cash flow from investing activities.

Although the full measure of success related to this strategy will be more fully reflected in future results, the increase in our diluted earnings per unit, which includes gains from dispositions, have been encouraging.

Diluted Earnings Per Share

Other major factors that influenced our operating results over the last three years include the following:

•	Our Same-Store NOI growth has improved by 520 basis points from 2004 to growth of 3.6% in 2005 as compared to 2004. We believe the improvement in our Same-Store performance has resulted from both strengthening fundamentals in our core markets as well as benefits from the significant investments we have made in people and operating systems.

•	The significant disposition volume reflected in the respective charts above, resulted in REIT GAAP gains, net of disposition costs, of $446.7 million, $372.2 million and $310.9 million in 2005, 2004 and 2003, respectively.

•	Utilizing the REIT’s development, acquisition and operating expertise, Ameriton has identified under-managed operating communities, as well as development and redevelopment opportunities with a short-term ownership horizon of one to three years that have produced GAAP gains, net of dispositions costs, of $75.2 million, $65.1 million and $42.7 million in 2005, 2004 and 2003, respectively. The REIT and Ameriton disposition gains have contributed significantly to our diluted earnings per unit in each year.

•	We recognized $56.0 million, $19.2 million and $19.3 million in other income during 2005, 2004 and 2003, respectively, related primarily to insurance-related reimbursements and interest income.

•	We recognized $72.2 million, $29.3 million and $54.8 million in other expense, including discontinued operations, during 2005, 2004 and 2003, respectively, related primarily to Ameriton income taxes, debt extinguishment costs and loss contingencies.

•	We recognized $28.8 million and $28.2 million in other non-operating income during 2005 and 2004, respectively, related primarily to gains from the sale of our Rent.com investment and other equity securities.

Reconciliation of Quantitative Summary to Consolidated Statements of Earnings

The following schedule is provided to reconcile our consolidated statements of earnings to the information presented in the “Quantitative Summary” provided in the next section:

	2005			2004			2003
	Continuing	Discontinued		Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total

Rental revenue	$890,872	$126,537	$1,017,409	$724,402	$243,652	$968,054	$645,104	$361,521	$1,006,625
Other income	56,030	—	56,030	19,208	—	19,208	19,334	—	19,334
Property operating expenses (rental expenses and real estate taxes)	300,289	57,680	357,969	244,533	109,555	354,088	208,237	162,815	371,052
Depreciation on real estate investments	216,378	22,410	238,788	170,535	49,454	219,989	135,124	68,232	203,356
Interest expense	187,982	29,586	217,568	144,500	64,252	208,752	121,671	90,395	212,066
General and administrative expenses	58,604	—	58,604	55,479	—	55,479	49,838	—	49,838
Other expense	49,271	22,908	72,179	11,862	17,440	29,302	35,324	19,477	54,801
Minority interest	—	—	—	460	—	460	—	—	—
Income from unconsolidated entities	22,432	—	22,432	17,902	—	17,902	5,745	—	5,745
Other non-operating income	28,807	—	28,807	28,162	—	28,162	—	—	—
Gains, net of disposition costs	—	521,934	521,934	—	446,447	446,447	—	353,600	353,600
Net earnings	$185,617	$515,887	$701,504	$163,225	$449,398	$612,623	$119,989	$374,202	$494,191

Quantitative Summary

This summary is provided for reference purposes and is intended to support and be read in conjunction with the narrative discussion of our results of operations. This quantitative summary includes all operating activities, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze the business. We generally reinvest disposition proceeds into new developments and operating communities and therefore believe it is most useful to analyze continuing and discontinued operations on a combined basis. The impact of communities classified as “discontinued operations”

for GAAP reporting purposes is discussed separately in a later section under the caption “Discontinued Operations Analysis.”

				2005 vs. 2004	2004 vs. 2003
				Increase/	Increase/
	2005	2004	2003	(Decrease)	(Decrease)

Rental revenues:
Same-Store(1)	$665,141	$641,427	$638,968	$23,714	$2,459
Non Same-Store and other	310,929	286,599	330,130	24,330	(43,531)
Ameriton	33,986	36,752	34,249	(2,766)	2,503
Non-multifamily	7,353	3,276	3,278	4,077	(2)

Total revenues	1,017,409	968,054	1,006,625	49,355	(38,571)

Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	226,412	217,138	209,581	9,274	7,557
Non Same-Store and other	112,526	117,598	144,758	(5,072)	(27,160)
Ameriton	17,039	18,884	16,048	(1,845)	2,836
Non-multifamily	1,992	468	665	1,524	(197)

Total operating expenses	357,969	354,088	371,052	3,881	(16,964)

Net operating income (rental revenues less property operating expenses)	659,440	613,966	635,573	45,474	(21,607)
Margin (NOI/rental revenues):	64.8%	63.4%	63.1%	1.4	0.3
Average occupancy during period:(2)	94.6%	94.8%	94.7%	(0.2)	0.1
Other income	56,030	19,208	19,334	36,822	(126)
Depreciation of real estate investments	238,788	219,989	203,356	18,799	16,633
Interest expense	256,679	232,324	238,920	24,355	(6,596)
Capitalized interest	39,111	23,572	26,854	15,539	(3,282)
Net interest expense	217,568	208,752	212,066	8,816	(3,314)
General and administrative expenses	58,604	55,479	49,838	3,125	5,641
Other expense	72,179	29,302	54,801	42,877	(25,499)

Earnings from continuing and discontinued operations	128,331	119,652	134,846	8,679	(15,194)

Minority interest	—	460	—	(460)	460
Equity in earnings from unconsolidated entities	22,432	17,902	5,745	4,530	12,157
Other non-operating income	28,807	28,162	—	645	28,162
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	75,248	74,230	42,699	1,018	31,531
REIT	446,686	372,217	310,901	74,469	61,316

Net earnings	$701,504	$612,623	$494,191	$88,881	$118,432

(1)	Reflects revenues and operating expenses for Same-Store communities that were owned on December 31, 2005 and fully operating during all three years in the comparison period.

(2)	Does not include occupancy associated with properties owned by Ameriton, located in Germany or operated under the Oakwood Master Leases.

Property-level operating results — 2005 compared to 2004

We utilize NOI as the primary measure to evaluate the performance of our operating communities and for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. In analyzing the performance of our operating portfolio, we evaluate Same-Store communities separately from Non Same-Store communities and other properties.

Same-Store Analysis

The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on December 31, 2005 and fully operating during both years.

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth

Garden	3.6%	3.5%	3.6%
High-Rise	3.9%	4.8%	3.4%
Total	3.7%	4.1%	3.6%

Same-Store revenues were up in all core markets for both the garden and the high-rise portfolios, resulting primarily from higher rental income per unit and a slight improvement in the percentage of units occupied. We experienced revenue growth throughout 2005 as our markets strengthened and pricing power returned as new move-in rents, a leading indicator, continued to rise. In addition to improving operating fundamentals across our markets, we believe LRO, our revenue management system, has also enabled us to better manage lease expirations and produce higher revenues in the slow seasonal months. The Washington D.C. Metropolitan Area and Southern California, our two largest markets, reported revenue growth of 3.9% and 4.3%, respectively. The drivers of our year-over-year operating expenses were higher real estate taxes and personnel costs, as well as extraordinary snow removal and utility expenses in the first quarter of 2005. These increases were realized to a greater degree in high-rise. These revenue and expense increases resulted in overall portfolio Same-Store NOI growth of 3.6%, which was the major driver of the 1.4% margin increase recorded for the overall portfolio.

Non Same-Store and Other Analysis

The $29.4 million NOI increase in the non Same-Store portfolio is primarily attributable to (i) $52.7 million related to acquisitions; (ii) $16.0 million related to newly developed apartment communities, including lease-ups; (iii) $20.0 million related to the Oakwood Master Leases; and offset by (iv) $62.5 million related to community dispositions.

Ameriton

The $0.9 million NOI decrease from Ameriton apartment communities is primarily attributable to a $6.7 million decline related to community dispositions, including the sale of new developments, partially offset by $5.9 million increase from community acquisitions.

Non Multi-family

The $2.6 million NOI increase is primarily attributable to commercial/retail income associated with an asset purchased by Ameriton in 2005.

Property-level operating results — 2004 compared to 2003

Same-Store Analysis

The following table reflects revenue, expense and NOI growth/(decline) for Same-Store communities that were owned on December 31, 2004 and fully operating during both years:

	Same-Store	Same-Store	Same-Store
	Revenue	Expense	NOI Growth/
	Growth	Growth	(Decline)

Garden	0.0%	4.6%	(2.1%)
High-Rise	0.4%	2.3%	(0.6%)
Total	0.2%	3.7%	(1.6%)

Overall Same-Store revenues were up slightly, driven primarily by increases in the Washington D.C. Metropolitan Area and Southern California, our two largest markets, which reported revenue growth of 1.9% and 3.0%, respectively. These increases were offset primarily by revenue declines due to continuing weakness in the San Francisco Bay Area, Chicago and Atlanta, which decreased 3.6%, 3.3% and 3.8%, respectively. The primary drivers of our year-over-year operating expenses were higher site and regional personnel costs and real estate taxes, which were partially offset by lower ground lease expenses in high-rise. These revenue and expense increases resulted in an overall portfolio Same-Store NOI decline of 1.6%.

Non Same-Store Analysis

The $16.4 million NOI decrease in the non Same-Store portfolio is primarily attributable to $63.6 million related to community dispositions offset by $40.2 million related to community acquisitions and $10.6 million related to newly developed apartment communities, including lease-ups.

Ameriton

The $0.3 million NOI decrease from Ameriton apartment communities is primarily attributable to a $3.2 million increase from community acquisitions and $1.3 million related to newly developed apartment communities, including lease-ups, partially offset by a $4.4 million decrease attributable to community dispositions.

Other Income

The increase in other income during 2005 as compared to 2004 resulted primarily from (i) a $25.7 million increase from insurance recoveries related to moisture infiltration and mold litigation settlement costs associated with a previously owned community in southeast Florida; (ii) a $9.3 million increase in interest income on mezzanine loans to third parties and other interest bearing instruments; (iii) a $4.7 million increase in hurricane-related insurance reimbursements; and (iv) a $2.8 million insurance reimbursement for costs incurred in connection with our FHA and ADA settlement. These increases and other smaller insurance-related reimbursements recorded in 2005 were partially offset by a $4.7 million benefit related to the sale of CES and higher land gains in 2004.

There was no significant change in the amount of other income during 2004 as compared to 2003. Notable differences in the composition of other income were the collection and recognition of $3.1 million related to the settlement of a CES lawsuit during 2004, a $4.4 million decrease in the collection of indemnified CES accounts receivable over 120 days during 2004 as compared to 2003, a $3.2 million increase in gains related to the disposition of land during 2004 as compared to 2003, and $5.7 million of dividend income on stock investments in 2003.

Depreciation Expense

The depreciation increases in each year are primarily related to the increase in the size of the real estate portfolio. A few of the major drivers are (i) amortization of the value associated with in-place leases over the lease term on new acquisitions; (ii) disposition of assets with a lower depreciable basis at significant gains, and reinvestment of the proceeds into assets with a higher depreciable basis; partially offset by (iii) cessation of depreciation on assets sold or classified as held for sale.

Interest Expense

The increase in gross interest expense during 2005 as compared to 2004 is due to higher average debt levels associated with the increased size of the real estate portfolio combined with higher average interest rates on our unsecured credit facilities and other variable rate debt instruments. The Oakwood transaction was the most significant driver of the portfolio increase in 2005. Capitalized interest also increased significantly as a result of the increase in the size and number of communities under construction and, to a lesser extent, higher average interest rates in 2005.

The slight decrease in interest expense during 2004 as compared to 2003 is primarily the result of a reduction in weighted average debt interest rates and a decrease in the average outstanding mortgage balance during 2004 as compared to 2003, as we paid off secured debt during the year. This was partially offset by an increase in the average outstanding long-term debt balance in 2004 as compared to 2003. Capitalized interest decreased in 2004 as compared to 2003 due to fewer communities under construction, which partially offset the overall decrease in gross interest expense.

General and Administrative Expenses

The increase in general and administrative expenses during 2005 as compared to 2004 is due to higher employee compensation-related costs, increased recruiting and relocation expenses and higher travel costs. These costs were partially offset by a smaller charge in 2005 as compared to 2004 pertaining to executive Common Unit grants related to the achievement of total unitholder return performance targets.

The increase in general and administrative expenses during 2004 as compared to 2003 is due primarily to executive Common Unit grants related to the achievement of total unitholder return performance targets associated with a three-year special incentive plan, an increase in audit and consulting fees associated with Sarbanes-Oxley compliance and the impact of the fourth quarter special distribution on DEUs earned on restricted share units and some employee unit options. These expenses were partially offset by lower severance costs and payroll expense in 2004 as compared to 2003.

Other Expenses

The increase in other expenses during 2005 as compared to 2004 is primarily attributable to (i) $21.1 million increase in early debt extinguishment costs; (ii) $11.9 million in legal expenses and litigation settlement costs related to the settlement of the FHA and ADA lawsuit and other legal matters; (iii) a $4.3 million increase in hurricane related charges; (iv) a $2.8 million writeoff of a loan to a prior affiliate; and (v) a $1.5 million impairment related to a non-core asset.

The decrease in other expense during 2004 as compared to 2003 is primarily due to a $29.0 million expense associated with moisture infiltration and resulting mold recorded during 2003 at certain high-rise properties we previously owned in Southeast Florida. The moisture infiltration costs pertain to estimated and incurred legal fees and estimated settlement costs, additional residential property repair and replacement costs, and temporary resident relocation expenses.

Equity in Income from Unconsolidated Entities

The increase in income from unconsolidated entities during 2005 as compared to 2004 is due primarily to an increase in disposition-related gains, including $6.6 million from Ameriton joint ventures and recognition of a $1.7 million incentive payment earned in connection with the final liquidation of a joint venture partnership in 2005. These increases were partially offset by recognition of $3.2 million of contingent proceeds from the expiration during the second quarter of 2004 of certain indemnifications related to the sale of CES.

Income from unconsolidated entities increased during 2004 as compared to 2003 primarily due to gains from the sale of joint venture operating communities and the recognition of contingent proceeds from the expiration of certain indemnifications related to the sale of CES.

Other Non-Operating Income

Other non-operating income during 2005 consists primarily of $25.9 million of gains from the sale of our Rent.com investment and $2.1 million from the sale of other equity securities.

Other non-operating income increased during 2004 as compared to 2003 due to the recognition of $24.9 million in gains from the sale and settlement of equity securities, and a $3.3 million gain from the sale of our property management business in 2004.

Gains on real estate dispositions

See “Discontinued Operations Analysis” below for discussion of gains.

Discontinued Operations Analysis

Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held for sale as of December 31, 2005 (dollars in thousands).

	Years Ended December 31,
	2005	2004	2003

Rental revenue	$126,537	$243,652	$361,521
Rental expenses	(41,481)	(80,469)	(120,690)
Real estate taxes	(16,199)	(29,086)	(42,125)
Depreciation on real estate investments	(22,410)	(49,454)	(68,232)
Interest expense (1)	(29,586)	(64,252)	(90,395)
Income taxes from taxable REIT subsidiaries	(17,061)	(15,676)	(12,761)
Provision for possible loss on real estate investment	—	—	(3,714)
Debt extinguishment costs related to dispositions	(5,847)	(1,764)	(3,002)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	75,248	74,230	42,699
REIT	446,686	372,217	310,901

Total discontinued operations	$515,887	$449,398	$374,202

Number of communities sold during period	35	30	48
Number of communities classified as held for sale	14	13	12

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $19.3 million, $44.2 million and $64.5 million for 2005, 2004 and 2003, respectively.

As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in our core markets, we had significant disposition activity in all three years. The resulting gains, net of disposition costs, were the biggest driver of overall earnings from discontinued operations. The gains progressively increased in each successive year as communities with higher values were sold and the market for apartment communities improved. Our taxable REIT subsidiary gains also increased in each year primarily as a result of Ameriton community dispositions, which contributed significantly to our earnings in each year. The year-to-year changes in revenues and operating expenses associated with discontinued operations is primarily attributable to the market and number of communities sold during the period or held for sale at the end of the period. Changes in direct operating expenses and allocated interest expense generally relate to the overall revenue levels for each period. Income taxes fluctuate in relation to the taxable gains associated with communities sold by our taxable REIT subsidiaries, which increased in each successive year.

Preferred Unit Distribution Analysis

Preferred Unit distributions decreased by $11.7 million in 2005 as compared to 2004 and by $9.9 million in 2004 as compared to 2003. This decrease was primarily due to the conversion of Series H Preferred Units into Common Units in May 2003, the conversion of Series A Preferred Units into Common Units in December 2003, the redemption of our Series D Preferred Units in August 2004, the conversion of Series K Preferred Units into Common Units in September 2004 and the early conversion of Series L Preferred Units into Common Units in December 2004. In August and November 2004, 520,000 and 400,000 Series E Perpetual Preferred Units were redeemed at liquidation value, respectively, plus accrued distributions. In February 2005, the remaining 200,000 Series E Preferred Units were redeemed at liquidation value plus accrued distributions. In March 2005, 600,000 Series G Preferred Units were redeemed at liquidation value plus accrued distributions. These savings were partially offset by the recognition of $1.7 million of issuance costs related to the Series D Preferred Units in 2004. The decrease in Preferred Unit distributions due to conversions was offset by an increase in Common Unit distributions.

Liquidity and Capital Resources

We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and our demonstrated ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006.

Analysis of Historical Cash Flows

The following discussion of our historical cash flows is intended to be read in conjunction with the Consolidated Statements of Cash Flows found in Item 15 of this Annual Report.

Operating Activities

Net cash flow provided by operating activities increased $8.3 million in 2005 as compared to 2004 resulting primarily from an increase in NOI. This increase in cash flow from community operations in addition to proceeds from insurance reimbursements were largely offset by cash used to pay down accrued expenses and accounts payable and used to fund other operating needs, including increased interest, general and administrative expenses and other costs.

Net cash flow provided by operating activities increased $26.1 million in 2004 as compared to 2003. This increase was principally due to lower moisture infiltration and resulting mold-related expenses during 2004, lower interest expense due to a reduction in the average debt rates and a reduction in average debt balances during 2004, as well as higher investment income from marketable equity securities.

See Results of Operations for a more complete discussion of the factors impacting our operating performance in each year.

Investing and Financing Activities

The 1.5 billion net decrease in cash flows from investing activities in 2005 as compared to 2004 was primarily due to an increase in community acquisitions, including the Oakwood transaction, and a decrease in proceeds from community dispositions. In addition, proceeds from the sale of marketable equity securities decreased and we increased our funding of mezzanine loans to third parties during 2005.

Net cash flows provided by investing activities increased by $124.2 million in 2004 as compared to 2003. This was due primarily to an increase in net proceeds from the disposition of real estate assets during 2004 as compared to the same period of 2003, and proceeds from the sale of marketable securities in 2004 that were acquired in 2003, which is included in “Other, net” in the accompanying Condensed Consolidated Statement of Cash Flows. The

increase was partially offset by higher spending on acquisitions and development activity during 2004 as compared to 2003.

Net cash flows provided by financing activities increased $1.1 billion in 2005 as compared to 2004, due primarily to issuance of additional long-term debt and Common Units and additional borrowings under our unsecured credit facilities to finance real estate investments. Additionally, during 2004, we used $113.6 million more cash to repurchase Common Units, Preferred Units and Series E and F Perpetual Preferred Units and paid a $1.00 per Common Unit special distribution.

Net cash flows used in financing activities decreased by $55.3 million in 2004 as compared to 2003, due to increased borrowings to finance a net increase in real estate investments during 2004 as compared to the prior year, partially offset by an increase in cash used to repurchase Common and Preferred Units and pay the $1.00 per unit special distribution in 2004.

Significant non-cash investing and financing activities for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

•	Issued $408.0 million, $10.8 million and $47.6 million of A-1 Common Units as partial consideration for properties acquired during 2005, 2004 and 2003, respectively;

•	Issued $250,000 of Series N-1 and N-2 Preferred Units ($125,000 each) as partial consideration for real estate during 2005;

•	Holders of Series K Preferred Units and Series L Preferred Units converted $25.0 million of each Series into Common Units during 2004;

•	Holders of Series H Preferred Units converted $71.5 million of their units into Common Units during 2003;

•	Holders of Series A Preferred Units converted $71.9 million of their units into Common Units during 2003.

•	Redeemed $8.4 million, $47.9 million and $25.5 million A-1 Common Units for A-2 Common Units during 2005, 2004 and 2003, respectively;

•	Assumed mortgage debt of $864.2 million, $113.6 million and $55.4 million during 2005, 2004 and 2003, respectively, in connection with the acquisition of apartment communities;

•	Recorded a $47.2 million accrual for anticipated capital spending to bring properties named in the FHA and ADA settlement into compliance in 2005; and

•	Recorded an accrual related to moisture infiltration and resulting mold remediation for $36.1 million at one of our high-rise properties in Southeast Florida during 2003.

Scheduled Debt Maturities and Interest Payment Requirements

We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. We have $92.5 million in scheduled maturities during 2006, and we have $552.6 million and $551.5 million of long-term debt maturing during 2007 and 2008, respectively. See Note 7 in our audited financial statements in this Annual Report for additional information on outstanding debt balances and scheduled debt maturities.

On March 1, 2006, we had $379.1 million borrowed on our unsecured credit facilities, $12.7 million outstanding under letters of credit and available borrowing capacity on our unsecured credit facilities of $308.2.

Our unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable had effective weighted average interest rates of 4.21%, 5.85% and 5.15%, respectively, as of December 31, 2005. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.

Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the year ended December 31, 2005.

Unitholder Distribution Requirements

Based on anticipated distribution levels for 2006 and the number of units outstanding as of December 31, 2005, we anticipate that we will pay the following distributions in 2006 (in thousands, except per unit amounts):

	Per Unit	Total

Common Unit distributions:
Common Units(1)	$1.74	$369,600
A-1 Common Unit distributions(1)	1.74	59,002
M Preferred Unit	457.64	—
N-1 Preferred Units	20.16	6
N-2 Preferred Units	8.64	6
Series I Preferred Unit distributions(2)	7,660.00	3,830

Total distribution requirements		$432,444

(1)	Future distributions on Common Units are contingent upon approval by our Board of Trustees

(2)	Series I Preferred Units have a par value of $100,000 per unit.

Planned Investments

Following is a summary of planned investments as of December 31, 2005, including Ameriton but excluding joint ventures (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

	Planned Investments
	Units	Discretionary	Committed

Communities under redevelopment	634	$3,398	$17,542
Communities under construction	3,926	—	412,729
Communities In Planning and Owned	3,841	630,605	—
Communities In Planning and Under Control	83	18,680	—
Community acquisitions under contract	1,802	593,508	—
FHA/ADA Settlement Capital Accrual	—	—	47,198

Total	10,286	$1,246,191	$477,469

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

Funding Sources

We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program, existing cash balances and borrowings under our unsecured credit facilities, prior to arranging additional long-term financing. We had $308.2 million in available capacity on our unsecured credit facilities, $53.1 million of cash in tax-deferred exchange escrow and $2.0 million of cash on hand at March 1, 2006. In addition, we expect to complete the disposition of $1.1 - $1.4 billion of REIT operating communities during 2006.

As of March 1, 2006, the Operating Trust had $300 million available in shelf registered debt securities which can be issued subject to our ability to effect offerings on satisfactory terms based on prevailing market conditions. We anticipate filing registration statements for both Archstone-Smith and the Operating Trust to facilitate our future ability to issue additional securities.

Litigation and Contingencies

During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act and Americans with Disabilities Act. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s communities. As part of the settlement, the three disability organizations all recognized that the Operating Trust had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We accrued other expenses of $4.0 million during 2005, which included the settlement and all related legal and other expenses paid in 2005 or expected to be paid during 2006.

During 2004 and 2005, we incurred losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded charges for actual or estimated losses associated with both wholly owned and unconsolidated apartment communities and benefits for collected or estimated insurance recoveries. These estimates represent management’s best estimate of the probable and reasonably estimable costs and related recoveries and are based on the most current information available from our insurance adjustors.

We are subject to various claims filed in 2002 and 2003 in connection with moisture infiltration and resulting mold issues at certain high-rise properties we once owned in Southeast Florida. These claims generally allege that water infiltration and resulting mold contamination resulted in the claimants having personal injuries and/or property damage. Although certain of these claims continue to be in various stages of litigation, with respect to the majority of these claims, we have either settled the claims and/or we have been dismissed from the lawsuits that had been filed. With respect to the lawsuits that have not been resolved, we continue to defend these claims in the normal course of litigation.

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

If future accounting rules limit our ability to capitalize internal costs or if our development activity decreased significantly without a proportionate decrease in internal costs, there could be an increase in our operating expenses. For example, if hypothetically, we were to reduce our development and land acquisition activity by 25% with no corresponding decrease in internal costs, our net earnings per Common Unit could decrease by approximately 1.2% or approximately $0.037 based on 2005 amounts.

Valuation of Real Estate

Long-lived assets to be held and used are carried at cost and evaluated for impairment when events or changes in circumstances indicate such an evaluation is warranted. We also evaluate assets for potential impairment when we deem them to be held for sale. Valuation of real estate is considered a “critical accounting estimate” because the evaluation of impairment and the determination of fair values involve a number of management assumptions relating to future economic events that could materially affect the determination of the ultimate value, and therefore, the carrying amounts of our real estate. Furthermore, decisions regarding when a property should be classified as held for sale under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires significant management judgment. There are many phases to the disposition process ranging from the initial market research to being under contract with non-refundable earnest money. Deciding when management is committed to selling an asset is therefore highly subjective.

When determining if there is an indication of impairment, we estimate the asset’s NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held for sale, we then determine the fair value of the asset.

The apartment industry uses capitalization rates as the primary measure of fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected. For example, we would value a community with annual NOI of $10 million at $200 million using a 5.0% capitalization rate, whereas that same community would be valued at $166.7 million if the actual capitalization rate were 6.0%. Historically we have had limited and infrequent impairment charges, and the majority of our apartment community sales have produced gains. For example, we have sold approximately $3.8 billion of real estate assets over the 3 years covered by this Annual Report, which produced approximately $1.3 billion in gains. Over that same period, we have recorded $5.2 million in valuation-related impairments.

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

Total capital expenditures were 1.5% and 1.0% of weighted average gross real estate as of December 31, 2005 and 2004, respectively. Additionally, depreciation expense as a percentage of depreciable real estate was 3.1%, 3.3% and 3.2% or $1.03, $0.99 and $1.04 per Unit for the years ended December 31, 2005, 2004 and 2003, respectively. If the actual weighted average useful life were determined to be one year shorter or longer than management’s current estimate, our annual depreciation expense would increase or decrease approximately 3.1% or $0.03 per Common Unit. See Note 1 in our audited financial statements in this Annual Report for additional detail on depreciable lives.

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

Because of the inherent judgment involved in evaluating whether a prospective property will ultimately be acquired, we believe capitalizable pursuit costs are a “critical accounting estimate.” If it were determined that 25% of accumulated costs relating to prospective acquisitions were deemed improbable as of December 31, 2005, net earnings for the year ended December 31, 2005 would decrease by approximately $0.017 per Common Unit, excluding refundable earnest money.

Consolidation vs. Equity Method of Accounting for Ventures

From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”

For example, if we were to consolidate all of our equity-method joint ventures at December 31, 2005, our total assets and total liabilities would increase by approximately $1.3 billion (11%) and $1.0 billion (18%), respectively.

Off Balance Sheet Arrangements

Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at December 31, 2005, aggregated $132.7 million. Please refer to Note 5, Investments in and Advances to Unconsolidated Entities for additional information.

As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements.

Contractual Commitments

The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our audited financial statements in this Annual Report regarding contractual commitments (amounts in millions):

		2007	2009	2011
	2006	and 2008	and 2010	thru 2096	Total

Scheduled long-term debt maturities	$92.5	$1,104.1	$809.7	$2,932.5	$4,938.8
Unsecured credit facilities(1)	—	394.6	—	—	394.6
Interest on indebtedness	262.6	361.6	296.7	357.9	1,278.8
Development and redevelopment expenditures	241.8	188.5	—	—	430.3
Performance bond and debt guarantees(2)	342.9	0.1	—	2.4	345.4
FHA/ADA Settlement(3)	15.7	31.5	—	—	47.2
Lease commitments and other(4)	126.9	19.8	18.4	291.5	456.6

Total	$1,082.4	$2,100.2	$1,124.8	$3,584.3	$7,891.7

(1)	The $600 million unsecured facility matures December 2007, with a one-year extension option available at our discretion.

(2)	The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. We are still obligated for certain performance bond guarantees for SMC subsequent to their sale, but there are recourse provisions available to us to recover any potential future payments from the new owners of SMC.

(3)	Represents the estimated capital spending associated with the FHA and ADA settlement assuming 1/3 of the total will be spent in each of the next three years. Certain communities impacted by the settlement may be sold, which could impact the ultimate timing and amounts spent.

(4)	Lease commitments relate principally to ground lease payments as of December 31, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the FASB) issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after January 1, 2006. We do not believe that the adoption of SFAS No. 123R will have a material impact on our financial position, net earnings or cash flows.

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. We do not believe that the adoption of EITF No. 04-5 will have a material impact on our financial position, net earnings or cash flows.

In March 2005, the FASB issued Financial Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 resulted in FASB Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” to be applied to more situations than many entities had previously applied it in practice. FIN 47 requires entities to recognize liabilities for conditional asset retirement obligations if a reasonable estimate of fair value can be made. Based on the premise that no tangible asset lasts forever, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, a company should recognize an asset retirement liability for a conditional asset retirement obligation with the offset to the asset itself in the period in which the obligation is incurred if the fair value of the liability can be reasonably estimated. The impact of FIN 47 is most discernable to the company related to asbestos exposure at certain of our real estate assets. FIN 47 became effective no later than the end of the fiscal years ending after December 15, 2005 and was adopted by the company for the year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154), as part of an effort to conform to international accounting standards. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. This statement is effective as of the first fiscal year beginning after December 15, 2005. We do not believe any voluntary changes in accounting principles, relating to the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Stock Investments

From time to time we make public and private investments in equity securities. The publicly traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of unitholders’ equity. The private investments, for which we lack the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that our management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, our management considers events and circumstances that may signal the impairment of an investment.

Interest Rate Hedging Activities

We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained, nor do we expect to sustain, a material loss from the use of these hedging instruments.

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

During the years ended December 31, 2005, 2004 and 2003 we recorded an increase/(decrease) to interest expense of $(174,000), $33,000 and $101,000, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility possible under the new accounting standards.

The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2005 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated
	Amount	Date Range	Fair Value

Cash flow hedges:
Interest rate caps	$108,603	2007-2013	$272
Interest rate swaps	30,191	2011	(199)

Total cash flow hedges	$138,794	2007-2013	$73

Fair value hedges:
Interest rate swaps	$75,055	2008	$2,017
Total rate of return swaps	43,596	2006-2007	1,800

Total fair value hedges	$118,651	2006-2008	$3,817

Total hedges	$257,445	2006-2013	$3,890

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

Foreign Currency Hedging Activities

We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. During 2005, we entered into a foreign currency forward contract with a notional amount of €8.5 million and designated the contract as a cash flow hedge. The fair value of this forward contract at December 31, 2005 was $(15,000).

Energy Contract Hedging Activities

We are exposed to price risk associated with the volatility of fuel oil and electricity rates. During 2005, we entered into contracts with several of our suppliers to fix our payments on set quantities of fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. As of December 31, 2005, we had energy-related derivatives with aggregate notional amounts of $1.0 million and an estimated fair value and carrying amount of ($32,000). These contracts mature on or before December 31, 2006.

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

During 2004, we settled all of the forward sales agreements for approximately 2.8 million shares, and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities. The fair value of forward sales agreements at December 31, 2004 was $0.

Interest Rate Sensitive Liabilities

The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2005. As the table incorporates only those exposures that existed as of December 31, 2005, it does not consider those exposures or positions that could arise after that date.

Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2005, the information presented herein is an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to fair value hedges and other fees or expenses, where applicable (in thousands):

								Estimated
							Total	Fair
	2006	2007	2008	2009	2010	Thereafter	Balance	Value(1)

Interest rate sensitive liabilities:
Unsecured credit facilities:	$394,578	$—	$—	$—	$—	$—	$394,578	$394,578
Average nominal interest rate(2)	4.2%	—	—	—	—	—	4.2%	—
Long-Term Unsecured Debt:
Fixed rate	$51,250	$386,250	$311,250	$82,053	$263,750	$1,373,494	$2,468,047	$2,545,984
Average nominal interest rate(2)	7.4%	5.4%	4.0%	7.6%	6.0%	6.3%	5.9%
Variable rate(3)	$—	$—	$21,698	$—	$—	$55,374	$77,072	$77,072
Average nominal interest rate(2)	—	—	3.3%	—	—	3.4%	3.3%
Mortgages payable:
Fixed rate debt	$35,253	$130,039	$212,569	$370,328	$69,447	$682,241	$1,499,877	$1,499,614
Average nominal interest rate(2)	5.7%	5.7%	5.9%	5.7%	6.1%	6.3%	6.0%
Variable rate debt	$5,954	$36,299	$5,958	$6,434	$17,674	$821,456	$893,775	$893,775
Average nominal interest rate(2)	3.8%	3.5%	3.8%	3.8%	4.0%	3.6%	3.6%

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2005. The weighted average effective interest rate on the unsecured credit facilities, Long-Term Unsecured Debt and mortgages payable was 4.2%, 5.9% and 5.2%, respectively, as of December 31, 2005.

(3)	Represents unsecured tax-exempt bonds.

Item 8.	Financial Statements and Supplementary Data

Our Balance Sheets as of December 31, 2005 and 2004, and our Statements of Earnings, Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2005, Schedule III — Real Estate and Accumulated Depreciation and Schedule IV — Mortgage Loans on Real Estate, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this Annual Report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 12 of our audited financial statements in this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2005, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2005, there were no significant changes in the company’s disclosure controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

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

/s/  R. Scot Sellers
R. Scot Sellers
Chairman of the Board, Chief Executive Officer and Trustee (principal executive officer)

/s/  Charles E. Mueller, Jr.
Charles E. Mueller, Jr.
Chief Financial Officer (principal financial officer)

Item 9B. Other Information

Not Applicable.

Part III

Item 10.	Trustees and Executive Officers of the Registrant

Archstone-Smith is our sole trustee and is responsible for the oversight and management of the Operating Trust. All of the property ownership and business operations of Archstone-Smith are conducted through the Operating Trust. For information regarding our senior officers, see “Item 1. Business — Officers of the Operating Trust.” For information regarding our Code of Ethics, see “Item 1. Business — Available Information and Code of Ethics.” Information regarding the trustees of Archstone-Smith will be contained in Archstone-Smith’s definitive proxy statement relating to our annual meeting of shareholders (“2006 Archstone-Smith Proxy Statement”), which is incorporated herein by reference. Please see the 2006 Archstone-Smith Proxy Statement for further information.

Section 16(a) of the Securities Exchange Act of 1934 requires the Operating Trust to report whether or not, based on its review of reports to the SEC filed by beneficial owners of more than 10% of any class of equity securities registered under Section 12 of the Securities Act of 1933, whether any such required reports were not filed or were filed untimely.

Item 11.	Executive Compensation

Our sole trustee is responsible for the oversight and management of the Operating Trust and performs the day-to-day management of the Operating Trust through its officers. No compensation is paid to Archstone-Smith for acting as trustee. Each officer of our sole trustee holds the same officer position with the Operating Trust and is compensated for his or her service to Archstone-Smith and the Operating Trust, considered as a single enterprise. Information concerning the compensation of the executive officers of Archstone-Smith will be contained in the 2006 Archstone-Smith Proxy Statement, which is incorporated herein by reference. Please see the 2006 Archstone-Smith Proxy Statement for further information.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Archstone-Smith owns all of the outstanding voting securities of the Operating Trust. The following table sets forth information as of March 1, 2006, regarding beneficial ownership of A-1 Common Units by each person known by us to be beneficial owners of more than 5% of the A-1 Common Units, by each of Archstone-Smith’s trustees, by each of Archstone-Smith’s five most highly compensated executive officers and by all of Archstone-Smith’s trustees and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all A-1 Common Units shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The address of each person listed below is c/o Archstone-Smith Trust, 9200 E. Panorama Circle, Suite 400, Englewood, Colorado 80112.

Number of A-1
	Common Units		Percentage of All
Name of Beneficial Owner	Beneficially Owned		A-1 Common Units

Robert P. Kogod	2,522,094	(1)	7.8%
R. Scot Sellers	—		—
Robert H. Smith	2,329,768	(1)	7.2%
J. Lindsay Freeman	—		—
Dana K. Hamilton	—		—
Charles E. Mueller, Jr.	—		—
James D. Rosenberg	—		—
All Operating Trust trustees and executive officers as a group (7 persons)	2,573,444	(1)	8.0%

(1)	Includes for each of Messrs. Smith and Kogod beneficial ownership of Common Shares which are issuable upon conversion of Class A-1 Common Units as follows: Mr. Smith, 2,329,768 and Mr. Kogod, 2,398,510. Mr. Smith has shared voting and shared dispositive power with respect to 2,329,768 of such Class A-1 Common Units. Of the 2,329,768 Class A-1 Common Units for which Mr. Smith shares voting power and dispositive power, 2,329,768 are owned by CESM, Inc., of which Mr. Smith is a director and the vice president, secretary and treasurer. Mr. Kogod has shared voting and shared dispositive power with respect to 2,398,510 of such Class A-1 Common Units. Of the 2,398,510 Class A-1 Common Units for which Mr. Kogod shares voting power and dispositive power, 68,742 are owned by Mr. Kogod’s spouse and 2,329,768 are owned by Charles E. Smith Management, Inc., of which Mr. Kogod is a director and the president. The Class A-1 Common Units that are owned by CESM, Inc. are reported twice, once as beneficially owned by Mr. Smith and again as beneficially owned by Mr. Kogod, but are only counted once in the calculation of beneficial ownership of our Trustees and executive officers as a group.

Item 13.	Certain Relationships and Related Transactions

All of the property ownership and business operations of Archstone-Smith are conducted through the Operating Trust. In the normal course of business, because of its structure as an UPREIT, Archstone-Smith conducts all of its operations through the Operating Partnership and, as a result, engages in a significant number of transactions with and on behalf of the Operating Trust. Information concerning certain relationships and related transactions between Archstone-Smith Operating Trust and its trustees, executive officers, holders of more than 10% of its Common Shares and related persons, will be contained in the 2006 Archstone-Smith Proxy Statement, which is incorporated herein by reference. Please see the 2006 Archstone-Smith Proxy Statement for further information.

Item 14.	Principal Accounting Fees and Services

PROPOSAL 3 — RATIFICATION OF RELATIONSHIP WITH PUBLIC ACCOUNTANTS

Subject to shareholder ratification, the Audit Committee has selected KPMG LLP, Independent Registered Public Accountants, to serve as the auditors of Archstone-Smith Operating Trust’s books and records for the coming year. KPMG LLP has served as our auditors since 1980. A representative of KPMG LLP is expected to be present at the annual meeting, and will be given an opportunity to make a statement if that representative desires to do so and will be available to respond to appropriate questions.

The fees billed by KPMG LLP in 2005 and 2004 for services provided to Archstone-Smith Operating Trust were as follows:

	2005	2004

Audit Fees(1)	$1,363,205	$1,597,000
Audit-Related Fees(2)	331,400	202,500
Tax Fees(3)	111,693	219,650
All Other Fees(4)	—	—

TOTAL	$1,806,298	$2,019,150

(1)	“Audit Fees” are the aggregate fees billed by KPMG LLP for professional services rendered for the audit of Archstone-Smith Operating Trust’s annual financial statements for the years ended December 31, 2005 and December 31, 2004 and the reviews of the financial statements included in Archstone-Smith Operating Trust’s quarterly reports on Form 10-Q during 2005 and 2004. “Audit Fees” also include amounts billed for registration statements filed in and related comfort letters and consents amounting to $147,205 and $57,000 in 2005 and 2004, respectively. These fees include fees billed in connection with KPMG LLP’s analysis of the effectiveness of our internal controls.

(2)	“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” described above, including audits of joint ventures and unconsolidated and consolidated subsidiaries and Rule 3-14 audits.

(3)	“Tax Fees” are fees billed by KPMG LLP in either 2005 or 2004 for tax services, including tax compliance, tax advice or tax planning.

(4)	“All Other Fees” are fees billed by KPMG LLP in 2005 or 2004 that are not included in the above classifications.

Pre-Approval Process

All services provided by KPMG LLP in 2005 were, and all services to be provided by KPMG LLP in 2006 will be, permissible under applicable laws and regulations and have been, and will continue to be, pre-approved by the Audit Committee. In accordance with applicable law, Archstone-Smith Operating Trust is required to disclose the non-audit services approved by the Audit Committee performed by KPMG LLP. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee approved the engagement of KPMG LLP for non-audit services, consisting of certain specified tax-related services during 2005 and 2006.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(a) Financial Statements and Schedule:

1. Financial Statements

See Index to Financial Statements and Schedule on page 52 of this report, which is incorporated herein by reference.

2. Financial Statement Schedule:

See Schedule III on page 93 of this report, which is incorporated herein by reference.

See Schedule IV on page 95 of this report, which is incorporated herein by reference.

All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3. Exhibits

See Index to Exhibits on page 97 of this report, which is incorporated herein by reference.

(b) Exhibits:

The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 97 of this Annual Report, which is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page

Reports of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2005 and 2004	55
Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003	56
Consolidated Statements of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003	57
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	58
Notes to Consolidated Financial Statements	59
Independent Auditors’ Report on Financial Statement Schedule	92
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005	93
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2005	95
Signatures	96
Index to Exhibits	97

Report of Independent Registered Public Accounting Firm

The Trustee and Unitholders
Archstone-Smith Operating Trust:

We have audited the accompanying consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Archstone-Smith Operating Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Denver, Colorado
March 9, 2006

Report of Independent Registered Public Accounting Firm

The Trustee and Unitholders
Archstone-Smith Operating Trust:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Archstone-Smith Operating Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Archstone-Smith Operating Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Archstone-Smith Operating Trust’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Archstone-Smith Operating Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Archstone-Smith Operating Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Denver, Colorado
March 9, 2006

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2005	2004

ASSETS
Real estate	$10,893,008	$8,808,902
Real estate — held for sale	466,256	412,136
Less accumulated depreciation	836,693	763,542

	10,522,571	8,457,496
Investments in and advances to unconsolidated entities	132,728	111,481

Net real estate investments	10,655,299	8,568,977
Cash and cash equivalents	13,638	203,255
Restricted cash in tax-deferred exchange escrow	495,274	120,095
Other assets	302,967	173,717

Total assets	$11,467,178	$9,066,044

LIABILITIES AND UNITHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$394,578	$19,000
Long-Term Unsecured Debt	2,545,119	2,099,132
Mortgages payable	2,269,591	1,905,552
Mortgages payable — held for sale	124,061	125,953
Accounts payable	53,366	52,052
Accrued expenses and other liabilities	311,673	273,079

Total liabilities	5,698,388	4,474,768

Minority interest	—	2,050

Other common unitholders’ interest, at redemption value (A-1 Common Units: 33,910,022 in 2005 and 23,117,498 in 2004)	1,420,491	885,400

Unitholders’ equity:
Perpetual Preferred Units	50,000	69,522
Common unitholders’ equity (A-2 Common Units: 212,413,939 units in 2005 and 199,577,459 units in 2004)	4,300,019	3,638,729
Accumulated other comprehensive earnings (loss)	(1,720)	(4,425)

Total unitholders’ equity	4,348,299	3,703,826

Total liabilities and unitholders’ equity	$11,467,178	$9,066,044

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per unit amounts)

	Years Ending December 31,
	2005	2004	2003

Revenues:
Rental revenues	$890,872	$724,402	$645,104
Other income	56,030	19,208	19,334

	946,902	743,610	664,438

Expenses:
Rental expenses	215,780	178,904	154,013
Real estate taxes	84,509	65,629	54,224
Depreciation on real estate investments	216,378	170,535	135,124
Interest expense	187,982	144,500	121,671
General and administrative expenses	58,604	55,479	49,838
Other expenses	49,271	11,862	35,324

	812,524	626,909	550,194

Earnings from operations	134,378	116,701	114,244
Minority interest	—	460	—
Income from unconsolidated entities	22,432	17,902	5,745
Other non-operating income	28,807	28,162	—

Net earnings before discontinued operations	185,617	163,225	119,989
Net earnings from discontinued operations	515,887	449,398	374,202

Net earnings	701,504	612,623	494,191
Preferred Unit Distributions	(4,572)	(16,254)	(26,153)

Net earnings attributable to Common Units — Basic	$696,932	$596,369	$468,038

Weighted average Common Units outstanding:
Basic	231,642	220,053	212,288

Diluted	232,608	223,187	220,758

Net earnings per Common Unit — Basic:
Net earnings before discontinued operations	$0.78	$0.67	$0.44
Discontinued operations, net	2.23	2.04	1.76

Net earnings	$3.01	$2.71	$2.20

Net earnings per Common Unit — Diluted:
Net earnings before discontinued operations	$0.78	$0.66	$0.44
Discontinued operations, net	2.22	2.03	1.74

Net earnings	$3.00	$2.69	$2.18

Distributions paid per Common Unit	$1.73	$2.72	$1.71

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY, OTHER COMMON
UNITHOLDERS’ INTEREST AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Convertible	Perpetual
	Preferred	Preferred		Accumulated
	Units at	Units at		Other		Other
	Aggregate	Aggregate	Common	Comprehensive	Total	Common
	Liquidation	Liquidation	Unitholders’	Earnings	Unitholders’	Unitholders’
	Preference	Preference	Equity	(Loss)	Equity	Interest	Total

Balances at December 31, 2002	194,671	160,550	3,456,259	(12,339)	3,799,141	579,598	4,378,739
Comprehensive income:
Net earnings	—	—	433,657	—	433,657	60,534	494,191
Change in fair value of cash flow hedges	—	—	—	3,439	3,439	—	3,439
Change in fair value of marketable securities	—	—	—	23,135	23,135	—	23,135

Comprehensive income attributable to Common Units							520,765

Preferred Unit distribution	—	—	(26,153)	—	(26,153)	—	(26,153)
UPREIT Preferred Unit Distribution	—	—	5,156	—	5,156	(5,156)	—
Common Unit distributions	—	—	(245,460)	—	(245,460)	(31,575)	(277,035)
A-1 Common Units converted into A-2 Common Units	—	—	25,534	—	25,534	(25,534)	—
Conversion of Preferred Units into Common Units	(143,416)	—	143,416	—	—	—	—
Common Unit repurchases	—	—	(13,163)	—	(13,163)	—	(13,163)
Preferred Unit repurchases	(1,255)	(430)	(196)	—	(1,881)	—	(1,881)
Exercise of Options	—	—	43,420	—	43,420	—	43,420
Proceeds from Distribution Reinvestment Plan (DRIP)	—	—	48,126	—	48,126	—	48,126
Issuance of A-1 Common Units	—	—	—	—	—	47,575	47,575
Adjustment to redemption value	—	—	(112,337)	—	(112,337)	112,337	—
Other, net	—		35,055	—	35,055	(29,855)	5,200

Balances at December 31, 2003	50,000	160,120	3,793,314	14,235	4,017,669	707,924	4,725,593
Comprehensive income:
Net earnings	—	—	542,342	—	542,342	70,281	612,623
Change in fair value of cash flow hedges	—	—	—	3,750	3,750	—	3,750
Change in fair value of marketable securities	—	—	—	(22,410)	(22,410)	—	(22,410)

Comprehensive income attributable to Common Units							593,963

Preferred Unit distribution	—	—	(16,254)	—	(16,254)	1,726	(14,528)
Common Unit distributions	—	—	(539,116)	—	(539,116)	(64,437)	(603,553)
A-1 Common Units converted into A-2 Common Units	—	—	47,949	—	47,949	(47,949)	—
A-2 Common Unit repurchases	—	—	(95,668)	—	(95,668)	—	(95,668)
Conversion of Preferred Units into Common Units	(50,000)	—	50,000	—	—	—	—
Preferred Unit repurchases	—	(90,598)	—	—	(90,598)	—	(90,598)
Exercise of Options	—	—	61,467	—	61,467	—	61,467
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	—	10,788	10,788
Issuance of A-2 Common Units in exchange for real estate	—	—	4,502	—	4,502	—	4,502
Adjustment to redemption value	—	—	(207,067)	—	(207,067)	207,067	—
Other, net	—	—	(2,740)	—	(2,740)	—	(2,740)

Balances at December 31, 2004	$—	$69,522	$3,638,729	$(4,425)	$3,703,826	$885,400	$4,589,226
Comprehensive income:
Net earnings	—	—	616,172	—	616,172	85,332	701,504
Change in fair value of cash flow hedges	—	—	—	4,211	4,211	—	4,211
Change in fair value of marketable securities	—	—	—	(1,214)	(1,214)	—	(1,214)
Foreign currency exchange translation	—	—	—	(292)	(292)	—	(292)

Comprehensive income attributable to Common Units							704,209

Preferred Unit distribution	—	—	(4,572)	—	(4,572)	—	(4,572)
Common Unit distributions	—	—	(353,623)	—	(353,623)	(43,843)	(397,466)
A-1 Common Units converted into A-2 Common Units	—	—	8,415	—	8,415	(8,415)	—
A-2 Common Unit repurchases	—	—	(56,495)	—	(56,495)	—	(56,495)
Preferred Unit repurchases	—	(19,522)	—	—	(19,522)	—	(19,522)
Exercise of Options	—	—	41,566	—	41,566	—	41,566
Issuance of A-1 Common Units under Compensation Plans	—	—	14,670	—	14,670	—	14,670
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	—	408,292	408,292
Issuance of A-2 Common Units	—	—	491,398	—	491,398	—	491,398
Adjustment to redemption value	—	—	(93,725)	—	(93,725)	93,725	—
Other, net	—	—	(2,516)	—	(2,516)	—	(2,516)

Balances at December 31, 2005	$—	$50,000	$4,300,019	$(1,720)	$4,348,299	$1,420,491	$5,768,790

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Operating activities:
Net earnings	$701,504	$612,623	$494,191
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	238,788	227,000	210,427
Gains on dispositions of depreciated real estate	(524,684)	(451,816)	(360,953)
Gains on sale of marketable equity securities and property management business	(27,948)	(28,162)	—
Provisions for possible loss on investments and hurricane retirements	9,803	—	3,714
Minority interest	—	(460)	—
Income from unconsolidated entities	(22,432)	(17,902)	(5,745)
Change in other assets	1,908	526	19,441
Change in accounts payable, accrued expenses and other liabilities	7,663	32,113	(18,583)
Other, net	(6,566)	(4,150)	1,204

Net cash flow provided by operating activities	378,036	369,772	343,696

Investing activities:
Real estate investments, net	(2,016,573)	(1,423,549)	(932,777)
Change in investments in and advances to unconsolidated entities, net	18,046	2,473	35,972
Proceeds from dispositions	1,538,839	1,821,641	1,570,909
Change in restricted cash	(375,179)	60,825	(180,920)
Change in notes receivable, net	(62,255)	(6,077)	(3,021)
Other, net	(38,462)	97,075	(61,997)

Net cash flow provided by (used in) investing activities	(935,584)	552,388	428,166

Financing activities:
Proceeds from Long-Term Unsecured Debt	695,724	297,052	247,225
Payments on Long-Term Unsecured Debt	(251,250)	(72,950)	(171,250)
Principal repayment of mortgages payable, including prepayment penalties	(500,963)	(159,558)	(343,368)
Regularly scheduled principal payments on mortgages payable	(15,067)	(11,512)	(11,934)
Proceeds from mortgage notes payable	33,807	51,656	76,017
Proceeds from (payments on) unsecured credit facilities, net	375,578	(84,790)	(261,788)
Proceeds from issuance of A-2 Common Units, net	491,398	—	—
Proceeds from Common Units issued under DRIP and employee stock options	41,566	61,467	91,546
Repurchase of Common Units and Preferred Units	(56,495)	(146,954)	(15,044)
Repurchase of Series E and F Perpetual Preferred Units	(19,522)	(42,712)	—
Cash distributions paid on Common Units	(417,267)	(603,553)	(365,009)
Cash distributions paid on Preferred Units	(4,572)	(14,527)	(28,371)
Other, net	(5,006)	2,246	2,498

Net cash flow provided by (used in) financing activities	367,931	(724,135)	(779,478)

Net change in cash and cash equivalents	(189,617)	198,025	(7,616)
Cash and cash equivalents at beginning of period	203,255	5,230	12,846

Cash and cash equivalents at end of period	$13,638	$203,255	$5,230

These consolidated statements of cash flows combine cash flows from discontinued operations with cash flows from continuing operations. See Note 16 for supplemental information on non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(The glossary included in this Annual Report is hereby incorporated by reference)

(1)	Description of Business and Summary of Significant Accounting Policies

Business

Archstone-Smith is structured as an UPREIT under which all property ownership and business operations are conducted through the Operating Trust. We are the sole trustee and own approximately 86.2% of the outstanding A-1 Common Units. As used herein, “we,” “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our shareholders by acquiring, developing, redeveloping and operating apartments in our core markets which are characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.

Principles of Consolidation

The accounts of the Operating Trust and its controlled subsidiaries are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities that we do not control, or where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.

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

Discontinued Operations

For properties accounted for under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered portion up to our weighted average leverage ratio). The net gain or loss and the related internal disposition costs on the eventual disposal of the held for sale properties are also classified as discontinued operations. Properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of income from unconsolidated entities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term, highly liquid investments. We consider all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash in Tax-Deferred Exchange and Bond Escrow

In most cases, disposition proceeds are set aside and designated to fund future tax-deferred exchanges of qualifying real estate investments. If these proceeds are not redeployed to qualifying real estate investments within 180 days, these funds are redesignated as cash and cash equivalents. We generally decide if we are not going to do an exchange within 45 days and it is therefore rare for cash to remain in escrow for the full 180 days. Additionally, cash held in escrow to fund future developments costs and cash held as security deposits are classified as restricted cash.

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

We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases. This amortization expense is included in depreciation on real estate investments in our consolidated statements of earnings

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation is computed over the expected useful lives of depreciable property on a straight-line basis as follows:

Buildings and related land improvements	15-40 years
Furniture, fixtures, equipment and other	5-10 years
Intangible value of lease agreements	6-12 months

Interest

During 2005, 2004 and 2003, the total interest paid in cash on all outstanding debt was $263.5 million, $229.6 million and $244.8 million, respectively.

We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2005, 2004 and 2003 aggregated $39.1 million, $23.6 million and $26.9 million, respectively.

Cost of Raising Capital

Costs incurred in connection with the issuance of equity securities are deducted from unitholders’ equity. Costs incurred in connection with the issuance or renewal of debt are subject to the provisions of EITF 96-19. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e., a 10 percent or more difference in the present value of the remaining cash flows), all unamortized loan costs associated with the extinguished debt are charged against earnings during the current period; otherwise, costs are capitalized as other assets and amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with retired debt is expensed upon retirement. We utilize the straight-line method to amortize debt issuance costs as it approximates the effective interest method required under SFAS No. 91. Amortization of loan costs included in interest expense for 2005, 2004 and 2003 was $4.2 million, $4.4 million and $4.5 million, respectively.

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

Insurance Recoveries

We recognize insurance recovery proceeds as other income if the recovery is related to items that were originally expensed, such as, legal settlements, legal expenses and repairs that did not meet capitalization guidelines. For recoveries of property damages that were eligible for capitalization, we reduce the basis of the property or if the property has subsequently been sold, we recognize the proceeds as an additional gain on sale. We recognize insurance recoveries at such time that we believe the recovery is probable and we have sufficient information to make a reasonable estimate of proceeds, except in cases where we have to pursue recovery via litigation. In this circumstance, we recognize the recovery when we have a signed, legally binding agreement with the insurance carrier.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

We utilize derivative financial instruments to manage our interest rate risk, foreign currency exchange risk, exposure to changes in the fair value of certain investments in equity securities and exposure to volatile energy prices. During 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Under SFAS No. 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in the fair value of a fair value hedge and the fair value of the items hedged are generally recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges and foreign currency hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If effective, our hedges have little or no impact on our current earnings.

Revenue and Gain Recognition

We generally lease our apartment units under operating leases with terms of one year or less. Communities subject to the Oakwood Master Leases entered into in 2005 have a seven year term. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No. 13, “Accounting for Leases.” Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.

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

Legal Fees

We generally recognize legal expenses as incurred; however, if such fees are related to the accrual for an estimated legal settlement, we accrue for the related incurred and anticipated legal fees at the same time we accrue the estimated cost of settlement.

Foreign Currency Translation

Assets and liabilities of the company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of unitholders’ equity on the consolidated balance sheets. The functional currency utilized for these subsidiaries is the local foreign currency.

Stock-Based Compensation

As of December 31, 2005, the company has one stock-based employee compensation plan. Effective January 1, 2003, the company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2003, which results in expensing of options. During 2005, we granted approximately 313,000 Restricted Share Units and 515,000 stock options. During 2004, we granted approximately 300,000 Restricted Share Units and 648,000 stock options. For employee awards granted prior to January 1, 2003, the company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related Interpretations. With respect to options granted under the plan prior to January 1, 2003, no stock-based employee compensation expense is reflected in the accompanying condensed consolidated statements of earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period (dollar amounts in thousands, except per unit amounts):

	Years Ended December 31,
	2005	2004	2003

Net earnings attributable to Common Units — Basic	$696,932	$596,369	$468,038
Add: Stock-based employee compensation expense included in reported net earnings	877	297	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,443)	(2,059)	(1,982)

Pro forma net earnings attributable to Common Units — Basic	$696,366	$594,607	$466,056

Net earnings per Common Unit:
Basic — as reported	$3.01	$2.71	$2.20

Basic — pro forma	$3.01	$2.70	$2.20

Diluted — as reported	$3.00	$2.69	$2.18

Diluted — pro forma	$2.99	$2.68	$2.17

The following is a table of the assumptions used to value options for the respective grant year using the Black-Scholes model:

	2005 Option	2004 Option	2003 Option
	Grants	Grants	Grants

Weighted average risk-free interest rate	3.77%	3.48%	3.54%
Weighted average dividend yield	5.63%	6.92%	6.74%
Weighted average volatility	21.97%	15.33%	19.58%
Weighted average expected option life	5.0 years	5.0 years	5.0 years

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying consolidated Statements of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income (Loss). Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments, changes in the fair value of effective cash flow hedges and gains and losses on long-term foreign currency transactions (see Derivative Financial Instruments).

Our accumulated other comprehensive income (loss) for the year ended December 31, 2005 was as follows (in thousands):

	Net
	Unrealized			Accumulated
	Gains on		Foreign	Other
	Marketable	Cash Flow	Currency	Comprehensive
	Securities	Hedges	Translation	Income/(Loss)

Balance at December 31, 2004	$1,398	$(5,823)	$—	$(4,425)
Change in fair value of cash flow hedges	—	3,409	—	3,409
Change in fair value of long-term debt hedges	—	802	—	802
Mark to market for marketable equity securities	865	—	—	865
Reclassification adjustments for realized net gains	(2,079)	—	—	(2,079)
Foreign currency translation	—	—	(292)	(292)

Balance at December 31, 2005	$184	$(1,612)	$(292)	$(1,720)

Per Unit Data

Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings attributable to Common Units for the periods indicated (in thousands):

	Years Ended December 31,
	2005	2004	2003

Reconciliation of numerator between basic and diluted net earnings per Common Unit(1):
Net earnings attributable to Common Units — Basic	$696,932	$596,369	$468,038
Distributions on Convertible Preferred Units	—	3,755	12,872

Net earnings attributable to Common Units — Diluted	$696,932	$600,124	$480,910

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding — Basic	231,642	220,053	212,288
Assumed conversion of Preferred Units into Common Units	—	2,182	7,972
Incremental options	966	952	498

Weighted average number of Common Units outstanding — Diluted	232,608	223,187	220,758

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market Concentration Risk

Approximately 36.6%, 24.9% and 8.2% of our apartment communities are located in the Washington, D.C. Metropolitan Area, Southern California and the San Francisco Bay Area of California, based on NOI for the three months ended December 31, 2005. Southern California is the geographic area comprising the Los Angeles County, San Diego, Orange County, the Inland Empire and Ventura County markets. We are, therefore, subject to increased exposure (positive or negative) from economic and other competitive factors specific to markets within these geographic areas.

Preferred Unit Redemptions

When redeeming preferred units, we recognize issuance costs as a charge to preferred unit distributions in accordance with Financial Accounting Standards Board (“FASB”) — Emerging Issues Task Force (“EITF”) Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” In July 2003, the Securities and Exchange Commission (“SEC”) staff issued a clarification of the SEC’s position on the application of FASB-EITF Topic D-42. The SEC staff’s position, as clarified, is that in applying Topic D-42, the carrying value of preferred units that are redeemed should be reduced by the amount of original issuance costs, regardless of where in unitholders’ equity those costs are reflected.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective as of the beginning of the first interim or annual period that commences after January 1, 2006. We do not believe that the adoption of SFAS No. 123R will have a material impact on our financial position, net earnings or cash flows.

In June 2005, the Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5). This Issue provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-5 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. We do not believe that the adoption of EITF No. 04-5 will have a material impact on our financial position, net earnings or cash flows.

In March 2005, the FASB issued Financial Interpretation No 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 resulted in FASB Statement No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations,” to be applied to more situations than many entities had previously applied it in practice. FIN 47 requires entities to recognize liabilities for conditional asset retirement obligations if a reasonable estimate of fair value can be made. Based on the premise that no tangible asset lasts forever, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, a company should recognize an asset retirement liability for a conditional asset retirement obligation with the offset to the asset itself in the period in which the

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation is incurred if the fair value of the liability can be reasonably estimated. The impact of FIN 47 is most discernable to the company related to asbestos exposure at certain of our real estate assets. FIN 47 became effective no later than the end of the fiscal years ending after December 15, 2005 and was adopted by the company for the year ended December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154), as part of an effort to conform to international accounting standards. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. This statement is effective as of the first fiscal year beginning after December 15, 2005. We do not believe any voluntary changes in accounting principles, relating to the adoption of SFAS No. 154, would have a material effect on our financial position or results of operations.

(2)	Real Estate

Investments in Real Estate

Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	December 31, 2005		December 31, 2004
	Investment	Units (1)	Investment	Units (1)

REIT Apartment Communities:
Operating communities	$10,011,372	67,309	$8,018,658	58,486
Communities under construction	575,631	2,754	499,239	3,237
Development communities In Planning	24,365	585	51,822	1,384

Total REIT apartment communities	10,611,368	70,648	8,569,719	63,107
Ameriton(2)	692,269	7,489	581,910	6,658
Other real estate assets(3)	55,627	—	69,409	—

Total real estate	$11,359,264	78,137	$9,221,038	69,765

(1)	Unit information is based on management’s estimates and has not been audited by our Independent Registered Public Accounting Firm.

(2)	Ameriton’s investment as of December 31, 2005 and 2004 for development communities Under Control was $145,000 (83 units) and $1.5 million (593 units), respectively. These amounts are reflected in the “Other assets” caption of our Consolidated Balance Sheets.

(3)	Includes land that is not In Planning and other real estate assets.

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

As part of our operating strategy, we periodically evaluate each community’s physical condition relative to established business objectives and the community’s competitive position in its market. In conducting these evaluations, we consider our return on investment in relation to our long-term cost of capital as well as our research

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and analysis of competitive market factors. Based on these factors, we make decisions on incremental capital expenditures, which are classified as either “redevelopment” or “recurring.”

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

The change in investments in real estate, at cost, consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004

Balance at January 1	$9,221,038	$8,999,180
Acquisition-related expenditures	2,671,112	1,080,639
Redevelopment expenditures	106,264	40,999
Recurring capital expenditures	48,311	50,147
Development expenditures, excluding initial acquisition costs	324,740	333,782
Acquisition and improvement of land for development	81,340	175,470
Dispositions	(1,175,834)	(1,460,046)
Provision for possible loss on investments and hurricane retirements	(9,803)	—

Net apartment community activity	2,046,130	220,991
Change in other real estate assets	92,096	867

Balance at December 31	$11,359,264	$9,221,038

At December 31, 2005, we had unfunded contractual commitments of $477.5 million related to communities under construction and under redevelopment.

(3)	Oakwood Asset Acquisition

During 2005 we acquired 35 communities, comprising 12,696 units, for a total purchase price of $1.5 billion from Oakwood Worldwide. We expect to acquire two additional communities from Oakwood during 2006. We funded the acquisitions with a combination of $362.8 million or 10.1 million A-1 Common Units, $250,000 or 1,000 N-1 and N-2 Preferred Units, $581.2 million of assumed mortgage debt and the remainder through cash. The purchase price of the assets was allocated to land, buildings and other assets as prescribed by SFAS 141 based on preliminary estimates and are subject to change as we obtain more complete information regarding land values and lease intangibles.

Thirteen of the communities acquired and one community we previously owned and operated were leased back to an affiliate of Oakwood Worldwide under the Oakwood Master Leases, which have seven-year terms, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one-year anniversary of the acquisition, with one exception for which the right to terminate exists throughout the term. The initial aggregate annualized contractual base rent due under these leases is $62.1 million in the first year and is subject to annual

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments on January 1st of each year equal to the percentage change in the average same-store NOI growth for certain other specified properties. We are responsible for payment of real estate taxes, insurance and certain capital expenditures. We have engaged an affiliate of Oakwood to manage the retail portion of each community, if applicable. The real estate cost and net book value associated with the communities subject to the Oakwood Master Leases aggregated $915.5 million and $905.7 million, respectively, as of December 31, 2005. Approximately 6% of our annualized total rental revenue is expected to be derived from the Oakwood Master Leases.

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

Consistent with our capital recycling program, we had 14 operating apartment communities, representing 4,585 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at December 31, 2005. Accordingly, we have classified the operating earnings from these 14 properties within discontinued operations for the years ended December 31, 2005, 2004 and 2003. During the twelve months ended December 31, 2005, 2004 and 2003 we sold 35, 30 and 48 REIT and Ameriton operating communities, respectively. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations for 2005, 2004 and 2003.

The following is a summary of net earnings from discontinued operations (in thousands):

	Years Ended December 31,
	2005	2004	2003

Rental revenue	$126,537	$243,652	$361,521
Rental expenses	(41,481)	(80,469)	(120,690)
Real estate taxes	(16,199)	(29,086)	(42,125)
Depreciation on real estate investments	(22,410)	(49,454)	(68,232)
Interest expense (1)	(29,586)	(64,252)	(90,395)
Income taxes from taxable REIT subsidiaries	(17,061)	(15,676)	(12,761)
Provision for possible loss on real estate investment	—	—	(3,714)
Debt extinguishment costs related to dispositions	(5,847)	(1,764)	(3,002)
Gain from the disposition of REIT real estate investments, net	448,358	375,191	314,965
Internal Disposition Costs — REIT transactions (2)	(1,672)	(2,974)	(4,064)
Gain from the dispositions of taxable REIT subsidiary real estate investments, net	76,326	76,625	45,988
Internal Disposition Costs — Taxable REIT subsidiary transactions (2)	(1,078)	(2,395)	(3,289)

Total discontinued operations	$515,887	$449,398	$374,202

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $19.3 million, $44.2 million and $64.5 million for 2005, 2004 and 2003, respectively.

(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The real estate and mortgage payable (if applicable) balances associated with operating communities classified as held for sale as of December 31, 2005 are reflected, for all periods presented, as “real estate — held for sale” and “mortgages payable — held for sale,” respectively, in the accompanying Consolidated Balance Sheets.

(5)	Investments in and Advances to Unconsolidated Entities

Real Estate Joint Ventures

At December 31, 2005, the REIT had investments in 11 real estate joint ventures. Our ownership percentage of economic interests ranges from 25% to 79%. Major decisions are generally subject to the approval of all members, and we generally handle day-to-day operations. At December 31, 2005, Ameriton had six real estate joint ventures in which the venture partners are the development/managing members. Major investment decisions are generally subject to the approval of all members, and our venture partners handle all day-to-day operational decisions. Ameriton generally contributes a majority of the GAAP equity. Economic interest in the ventures varies depending upon the ultimate return of the venture. The REIT and Ameriton joint ventures do not qualify as variable interest entities as neither partner is deemed to individually receive substantially all the benefits from the joint venture. Accordingly, we utilize the guidance provided by SOP 78-9, “Accounting for Investments in Real Estate Ventures,” when determining the basis of accounting for these ventures. Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method. In the aggregate, these ventures own 13,445 units. At December 31, 2005, the investment balance consists of $102.6 million in REIT joint ventures and $30.1 million in Ameriton joint ventures. At December 31, 2004, the investment balance consists of $74.1 million in Operating Trust joint ventures and $37.4 million in Ameriton joint ventures. The Operating Trust and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at December 31, 2005 was 39.6%.

Summary Financial Information

Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	2005	2004

Assets:
Real estate	$1,142,921	$1,115,563
Other assets	244,557	52,394

Total assets	$1,387,478	$1,167,957

Liabilities and owners’ equity:
Inter-company debt payable to the Operating Trust	$2,324	$4,124
Mortgages payable(1)	894,300	777,924
Other liabilities	120,898	24,254

Total liabilities	1,017,522	806,302

Owners’ equity	369,956	361,655

Total liabilities and owners’ equity	$1,387,478	$1,167,957

(1)	The Operating Trust guarantees $194.5 million of the outstanding debt balance as of December 31, 2005 and is committed to guarantee another $93.5 million upon funding of additional debt.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	2005	2004	2003

Operating Trust Joint Ventures
Revenues	$128,844	$140,390	$145,567
Net Earnings(1)	57,141	29,559	7,726
Ameriton Joint Ventures
Revenues	$4,080	$5,950	$11,549
Net Earnings(2)	12,507	(713)	(4,569)
Total
Revenues	$132,924	$146,340	$157,116

Net Earnings	$69,648	$28,846	$3,157

(1)	Includes gains associated with the disposition of REIT Joint Venture assets of $31.6 million, $32.4 million and $0 during 2005, 2004 and 2003, respectively.

(2)	Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint venture assets. These gains totaled $14.2 million, $7.0 million and $7.4 million during 2005, 2004 and 2003, respectively.

Our income from unconsolidated entities differs from the stand-alone net earnings from the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include: (i) only recording our proportionate share of net earnings in the unconsolidated investees; (ii) the impact of certain eliminating inter-company transactions; and (iii) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures. Additionally, we have incurred certain joint venture formation costs at the investor level which we account for as outside basis as these costs are not reflected on the stand-alone financial statements of the joint venture. These amounts are reflected on our consolidated financial statements and are amortized over the life of the underlying assets.

Except as disclosed, we generally do not guarantee third party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. Occasionally, the investees and/or Archstone-Smith Operating Trust are required to guarantee the mortgages along with all other venture partners. As of December 31, 2005, we have not been required to perform under any guarantees provided to our joint ventures.

(6)	Mezzanine Notes Receivable

During the twelve months ended December 31, 2005, we entered into eight mezzanine note agreements as a lender to third parties to fund certain real estate projects. As of December 31, 2005 and December 31, 2004, we had a total of $74.4 million and $8.7 million, respectively, in mezzanine notes receivable, which are reflected in other assets. Interest rates on these notes range from LIBOR plus 5% to a fixed rate of 18% and maturity dates range from 2007 to 2010. Outstanding principal plus accrued and unpaid interest is generally due on the maturity date unless specified as payable monthly in the loan agreement. Partial prepayment is required to the extent the borrower receives proceeds from the sale of constructed units in accordance with contracted terms. As of December 31, 2005, we had a commitment to fund an additional $19.9 million under existing agreements. Our rights to the underlying collateral in the event of default are subordinate to the primary mortgage lender. During the twelve months ended December 31, 2005 and 2004, we recognized a total of $7.2 million and $0.1 million, respectively in interest income associated with mezzanine notes receivable.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Borrowings

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

The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	Years Ended December 31,
	2005	2004

Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at December 31	$360,000	$19,000
Outstanding letters of credit under this facility	$37,813	$13,983
Weighted average daily borrowings	$183,434	$81,317
Maximum borrowings outstanding during the period	$580,000	$375,000
Weighted average daily nominal interest rate	3.95%	1.58%
Weighted average daily effective interest rate	4.25%	2.62%

We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 2.75% to 4.6% during 2005. There were $34.6 million of borrowings outstanding under the agreement at December 31, 2005 and no borrowings outstanding under this agreement at December 31, 2004.

Long-Term Unsecured Debt

In April 2005, we filed a shelf registration statement on Form S-3 to register an additional $300 million (for a total of $1 billion) in unsecured debt securities. This registration statement was declared effective in May 2005; subsequently, during May 2005, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.4% from its shelf registration statement. During July 2005, the Operating Trust issued $200 million in long-term unsecured ten-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.27% from its shelf registration statement; the notes were issued under a re-opening of the long-term unsecured ten-year senior notes issued in May 2005. During November 2005, the Operating Trust issued $200 million in long-term unsecured five-year senior notes with a coupon rate of 5.25% and an effective interest rate of 5.45% from its shelf registration statement. The Operating Trust redeemed $200 million of long-term unsecured ten-year senior notes with a coupon rate of 8.2% and an effective interest rate of 8.4% when the notes matured in July 2005.

In April 2004, we filed a shelf registration statement on Form S-3 to register an additional $450 million in unsecured debt securities. This registration statement was declared effective in April 2004. During August 2004, the Operating Trust issued $300 million in long-term unsecured ten-year notes with net proceeds of $297.1 million and a coupon rate of 5.6% and an effective interest rate of 5.8% from its shelf registration statement. The proceeds were used to repay outstanding balances on the Operating Trust’s unsecured credit facilities. The notes were issued pursuant to a supplemental indenture with modified debt covenants, which are specific to these notes. The primary

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change pertains to the leverage covenant, which limits total debt to 65% of the market value of total assets as defined, using a capitalization rate of 7.5% to value stabilized operating assets.

We had $300 million available in shelf-registered debt securities as of December 31, 2005.

A summary of our Long-Term Unsecured Debt outstanding at December 31, 2005 and 2004 follows (dollar amounts in thousands):

			Balance at	Balance at	Average
		Effective	December 31,	December 31,	Remaining Life
Type of Debt	Coupon Rate(1)	Interest Rate(2)	2005	2004	(Years)

Long-term unsecured senior notes	5.76%	5.92%	$2,468,047	$2,019,607	5.9
Unsecured tax-exempt bonds	3.08%	3.34%	77,072	79,525	17.6

Total/average	5.68%	5.84%	$2,545,119	$2,099,132	6.2

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.

The $2.5 billion of Long-Term Unsecured Debt generally has semi-annual interest payments and either amortizing annual principal payments or balloon payments due at maturity. The unsecured tax-exempt bonds require semi-annual payments and are due upon maturity with $21.7 million maturing in 2008 and $55.4 million maturing in 2029. The notes are redeemable at our option, in whole or in part, and the unsecured tax-exempt bonds are redeemable at our option upon sale of the related property. The redemption price is generally equal to the sum of the principal amount of the notes being redeemed plus accrued interest through the redemption date plus a standard make-whole premium, if any.

Mortgages Payable

Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see Scheduled Debt Maturities). Early repayment of mortgages is generally subject to prepayment penalties. A summary of mortgages payable outstanding for the years ending December 31, 2005 and 2004 follows (dollar amounts in thousands):

	Outstanding Balance at(1)
	December 31,	December 31,	Effective Interest
	2005	2004	Rate(2)

Secured floating rate debt:
Tax-exempt debt	$839,318	$508,923	3.7%
Construction loans	—	40,868	N/A
Conventional mortgages	54,455	21,705	3.9%

Total Floating	893,773	571,496	3.7%
Secured fixed rate debt:
Conventional mortgages	1,480,170	1,439,558	6.1%
Other secured debt	19,709	20,451	3.4%

Total Fixed	1,499,879	1,460,009	6.0%

Total debt outstanding at end of period	$2,393,652	$2,031,505	5.2%

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $63.5 million and $48.4 million at December 31, 2005 and 2004 respectively, and is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

The change in mortgages payable during 2005 and 2004 consisted of the following (in thousands):

	2005	2004

Balance at January 1	$2,031,505	$1,927,625
Proceeds from mortgage notes payable	33,152	—
Mortgage assumptions related to property acquisitions	864,155	113,585
Proceeds from construction loans	655	169,656
Regularly scheduled principal amortization	(15,067)	(11,512)
Prepayments, final maturities and other	(520,748)	(167,849)

Balance at December 31	$2,393,652	$2,031,505

Scheduled Debt Maturities

Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

	Long Term Unsecured Debt		Mortgages Payable
	Regularly		Regularly
	Scheduled	Final	Scheduled	Final
	Principal	Maturities	Principal	Maturities
	Amortization	and Other	Amortization	and Other	Total

2006	$31,250	$20,000	$16,430	$24,777	$92,457
2007	31,250	355,000	17,435	148,904	552,589
2008	31,250	301,698	17,588	200,939	551,475
2009	51,250	30,803	15,442	361,320	458,815
2010	43,750	220,000	15,738	71,384	350,872
Thereafter(1)	302,500	1,126,368	418,876	1,084,819	2,932,563

Total	$491,250	$2,053,869	$501,509	$1,892,143	$4,938,771

(1)	The average annual principal payments due from 2011 to 2024 are $184.0 million per year.

Other

The book value of total assets pledged as collateral for mortgage loans and other obligations at December 31, 2005 and 2004 is $4.6 billion and $3.8 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at December 31, 2005. See Note 11 for a summary of derivative financial instruments used in connection with our debt instruments.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Distributions to Unitholders

The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. In January 2006, the Board announced an increase in the annual distribution from $1.73 to $1.74 per Common Unit for calendar year 2006.

The following table summarizes the cash distributions paid per unit on Common Units and Preferred Units during 2005, 2004 and 2003:

	2005	2004	2003

Common Units and A-1 Units(1)	$1.73	$2.72	$1.71
Series A Preferred Units(2)	—	—	2.11
Series D Preferred Units(3)	—	1.31	2.19
Series E Preferred Units(4)	0.20	2.09	2.09
Series F Preferred Units(4)	—	1.50	2.03
Series G Preferred Units(4)	0.37	2.16	2.16
Series H Preferred Units(5)	—	—	1.27
Series I Preferred Units(6)	7,660.00	7,660.00	7,660.00
Series K Preferred Units(7)	—	2.55	3.38
Series L Preferred Units(8)	—	3.40	3.38
Series M Preferred Units	364.74	—	—
Series N-1 Preferred Units	3.54	—	—
Series N-2 Preferred Units	1.52	—	—

(1)	Includes a $1.00 per unit special distribution issued to our Common Unitholders in December 2004.

(2)	The Series A Preferred Units were called for redemption during the fourth quarter of 2003; of the 2.9 million Preferred Units outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(3)	The Series D Preferred Units were redeemed in August 2004.

(4)	In August 2002, the DownREIT Perpetual Preferred Units were converted into operating Trust Perpetual Preferred Units. The company redeemed the Series F Preferred Units in September 2004, 520,000 and 400,000 of the Series E Preferred Units in August 2004 and November 2004. The remaining 200 Series E Preferred Units were redeemed in February 2005. The Series G Preferred Units were redeemed in March 2005.

(5)	The Series H Preferred Units were converted into Common Units in May 2003.

(6)	The Series I Preferred Units have a par value of $100,000.

(7)	The Series K Preferred Units were converted into Common Units in September 2004.

(8)	The Series L Preferred Units were converted to Common Units in December 2004.

(9)	Unitholders’ Equity

A-1 Common Units

As of December 31, 2005 and December 31, 2004, Archstone-Smith owned an 86.2% and 89.1% majority interest in the Operating Trust, respectively. The A-1 Common units are redeemable at the option of the Unitholders. The Operating Trust has the option of redeeming the A-1 Common Units with cash or with Archstone-Smith Common Shares. The A-1 Common Units are entitled to the same distribution as Common Shares. The A-1 Common Unitholder’s aggregate minority interest in the Operating Trust was approximately 13.8% at December 31, 2005 and 10.9% at 2004.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005 and 2004, respectively, we redeemed 401,211 and 2,392,234 A-1 Common Units and issued 11,289,070 and 374,921 A-1 Common Units in exchange for real estate. The Common Units issued in 2005 related primarily to the Oakwood transaction described in note 3.

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

Common Unit Repurchase and Issuances

In September 2005, Archstone-Smith sold approximately 12.1 million Common Shares in an underwritten public offering under an existing shelf registration statement filed with the Securities and Exchange Commission. The $491.4 million in net proceeds were initially used to pay down the balance on our unsecured credit facilities.

During 2005, we repurchased 1,646,800 Common Units for an average price of $34.31 per Unit, including commissions. In 2004, we repurchased 3,516,700 Common Units for an average price of $27.93 per Unit.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Units

A summary of our Perpetual Preferred Units outstanding at December 31, 2005 and 2004, including their significant rights, preferences, and privileges follows (amounts in thousands):

			Annual
	Redemption	Liquidation	Distribution Rate	December 31,
Description	Date	Value	per Unit	2005	2004

Series E Preferred Units; 0 and 200,000 units issued and outstanding at December 31, 2005 and 2004, respectively (1)	02/04/05	25.00	2.09	$—	$4,929
Series I Preferred Unit; 500 units issued and outstanding at December 31, 2005 and 2004, respectively (2)	02/01/28	100,000	7,660	$50,000	$50,000
Series M Preferred Unit; 1 unit issued and outstanding at December 31, 2005 and 2004, respectively	N/A	10,000	455	$10	$10
Series N-1 Preferred Unit; 0 units issued and outstanding at December 31, 2004 and 300 at December 31, 2005	N/A	416.67	14.16	$125	$—
Series N-2 Preferred Unit; 0 units issued and outstanding at December 31, 2004 and 700 at December 31, 2005	N/A	178.57	6.08	$125	$—

(1)	We redeemed 520,000 of the Series E Preferred Units in August 2004, 400,000 in November 2004 and 200,000 in February of 2005.

(2)	Series I Preferred Units may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, on or after the redemption date indicated.

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

If six quarterly distributions payable (whether or not consecutive) on any series or class of Preferred Units that are of equal rank with respect to distributions and any distribution of assets shall not be paid in full, the number of Independent Trustees shall be increased by two and the holders of all such Preferred Units voting as a class regardless of series or class, shall be entitled to elect the two additional Independent Trustees. Whenever all distirbutions in arrears have been paid, the right to elect the two additional Independent Trustees shall cease and the terms of such Independent Trustees shall terminate.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Reinvestment and Share Purchase Plan

Archstone-Smith’s Dividend Reinvestment and Share Purchase Plan was designed and implemented to increase ownership in the company by private investors. Under the plan, holders of Archstone-Smith Common Shares and Operating Trust A-1 Common Units have the ability to receive cash dividends and distributions or automatically reinvest their cash dividends or distributions to purchase additional Common Units. We have the option of issuing new units or acquiring shares through open market purchases or in negotiated transactions with third parties to satisfy our obligations under the plan. Common Shares acquired under the plan may be entitled to a discount.

Series M Preferred Unit

In December of 2004, the Operating Trust issued one Series M Preferred Unit in exchange for cash. This unit is redeemable at the option of the holder of such unit and/or the Operating Trust under certain circumstances. If the Operating Trust is required to redeem the Series M Preferred Unit, the redemption price will be paid in cash. If the holder of the Series M Preferred Unit requests redemption of the Series M Preferred Unit, the Operating Trust has the option of redeeming the Series M Preferred Unit with cash or with Common Units. The redemption value under such circumstances is based on the performance of the related real estate asset, as outlined in the contribution agreement. The Series M Preferred Unit is entitled to a distribution equivalent to the same distribution paid on 263 Common Units. The holder of the Series M Preferred Unit does not have preemptive rights over the holders of Common Units and does not have any voting right except as required by law. The Series M Preferred Unit has no stated maturity and is not subject to any sinking fund requirements.

Series N-1 and N-2 Preferred Units

300 N-1 and 700 N-2 Preferred Units were issued as partial consideration for land acquired in one of the Oakwood acquisitions. If certain entitlements related to the land are obtained, the N-1 and N-2 units have the potential to convert to Common Units at a rate of $70,000 and $30,000, respectively, per entitled apartment unit. As of December 31, 2005, no entitlements have been obtained. The Series N-1 Preferred Units are entitled to a distribution equivalent to the same distribution paid on 11.58 Common Units. The Series N-2 Preferred Units are entitled to a distribution equivalent to the same distribution paid on 4.96 Common Units. The holders of the Series N-1 and N-2 Preferred Units do not have preemptive rights over the holders of Common Units and do not have any voting rights except as required by law. The Series N-1 and N-2 Preferred Units have no stated maturity and are not subject to any sinking fund requirements.

(10)	Benefit Plans

Our long-term incentive plan was approved in 1997, and was modified in connection with the Smith Merger. There have been six types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) Restricted Share Unit awards with a DEU feature (awarded prior to 2006); (iv) Restricted Share Unit awards with a cash distribution payment feature (awarded after 2005) (v) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; and (vi) Common Units issued to certain named executives under our Special Long-Term Incentive Plan.

No more than 20 million share or option awards in the aggregate may be granted under the plan and no individual may be awarded more than 1.0 million share or option awards in any one-year period. The plan has a 10-year term. As of December 31, 2005, Archstone-Smith had approximately 8,164,607 shares available for future grants. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for select employees.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Options, Trustee Options and Share Purchase Plan

The exercise price of each employee option granted is equal to the fair market value at the close of business on the day immediately preceding the date of grant. Options generally vest at the rate of 33 1/3% a year.

Additionally, Archstone-Smith has authorized 400,000 Common Units for issuance to its outside trustees. The exercise price under the equity plan is equal to the average of the high and low prices on the date of grant. All options granted before 1999 have been exercised or cancelled. The options issued between 1999 and 2001 have a DEU feature, a 10-year term and vest over a four-year period. Beginning in 2002 options are no longer issued to outside trustees.

During 1997, as part of the employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. The company financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. Loans made to employees in connection with the employee share purchase plan are recourse loans and the associated receivable is recorded as a reduction of shareholders’/unitholders’ equity. As of December 31, 2005, the aggregate outstanding balances on these notes were approximately $359,278.

A summary of all options outstanding at December 31, 2005 follows:

					Weighted-Average
	Number of	Exercise Prices			Remaining
	Options	Range	Average	Expiration Date	Contractual Life

Options with DEUs	678,498	$19.00 - $22.44	$20.41	2007 - 2009	3.14 years
Options without DEUs	1,962,278	$14.68 - $42.15	$26.56	2007 - 2014	7.25 years
Outside Trustees	61,250	$22.56 - $23.95	$23.14	2009 - 2011	4.51 years

Total	2,702,026	$14.68 - $42.15	$24.94

A summary of the status of Archstone-Smith Trust’s option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates is presented below:

			Number of
	Number of	Weighted Average	Options
	Options	Exercise Price	Exercisable

Balance/Average at December 31, 2002	9,236,362	$22.44	5,314,210

Granted	15,823	22.42
Exercised	(2,101,605)	19.58
Forfeited	(762,838)	24.38

Balance/Average at December 31, 2003	6,387,742	$23.15	4,546,725

Granted	647,825	26.83
Exercised	(3,002,193)	22.85
Forfeited	(152,148)	25.45

Balance/Average at December 31, 2004	3,881,226	$23.41	2,891,895

Granted	515,157	35.15
Exercised	(1,561,998)	24.10
Forfeited	(132,359)	29.08

Balance/Average at December 31, 2005	2,702,026	$24.94	2,225,514

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Share Unit Awards

Restricted Share Unit awards are granted at the market value of the underlying Common Units on the date of grant. To compute the total compensation expense to be recognized, the fair value of each unit on the grant date is multiplied by the number of units granted. We then recognize this stock-based employee compensation expense over the vesting period, generally three years. The total expense recognized in connection with these awards, including the related DEUs for the years ending December 31, 2005, December 31, 2004 and December 31, 2003 was $6.6 million, $5.7 million, and $5.6 million, respectively.

All RSU grants awarded prior to 2006 had a DEU feature. During 2005, 2004 and 2003 Archstone-Smith awarded 312,933, 299,682 and 0 RSUs, respectively, to certain employees under the long-term incentive plan, of which 20,208 have been forfeited. A total of 40,504 RSUs with a DEU feature were awarded to trustees under the equity plan for outside trustees, none of which has been forfeited. Each RSU provides the holder with one Common Share upon settlement. The RSUs and related DEU feature vest at 33 1/3% per year over a three year period. We recognize the value of the awards and the related DEUs as compensation expense over the vesting period.

All RSU grants awarded after 2005 have a cash payment feature. Outstanding RSUs as of each distribution record date are entitled to a cash payment equal to the amount of the distribution paid on Common Units. The payment may be deferred into the Archstone-Smith Deferred Compensation Plan.

Dividend Equivalent Units

Under the modified long-term incentive plan, participants who were awarded RSUs prior to 2006 were credited with DEUs equal to the amount of distributions paid on Common Units with respect to such awards. The DEUs vest under substantially the same terms as the underlying share options or RSUs.

DEUs earned on options are calculated by taking the average number of options held at each record date and multiplying by the difference between the average annual distribution yield on Common Units and the average dividend yield for the Standard & Poor’s 500 Stock Index. DEUs earned on RSUs are calculated by taking the average number of RSUs held at each record date and multiplying by the average annual distribution yield on Common Units. DEUs earned on existing DEUs are calculated by taking the number of DEUs at December 31 and multiplying by the average annual distribution yield on Common Units.

As of December 31, 2005, there were a total of 327,891 DEUs outstanding awarded to 60 holders of options and RSUs. The outstanding DEUs are included in our diluted earnings per Common Unit calculation and were valued at $13.7 million on December 31, 2005 based upon market price of the Common Units on that date. We recognize the value of the DEUs awarded over the vesting period with costs associated with unvested and vested awards charged to compensation expense and Common Unit distributions, respectively. The matching options granted in connection with the 1997 employee purchase program and all of the employee options granted after 1999 (including the converted Smith Residential options) do not have a DEU feature.

Special Long-Term Incentive Plan

A special long-term incentive program related to the achievement of total unitholder return performance targets was established for certain of our executive officers. During 2005 and 2004, 76,226 and 205,602 performance units, which are exchangeable for A-2 Common Units on a one-for-one basis, were paid under the plan. As a result of the application of variable plan accounting under SFAS 123, these awards resulted in an increase to general and administrative expense of $2.8 million, $4.9 million and $0.8 million in 2005, 2004 and 2003, respectively.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Plan and Nonqualified Deferred Compensation Plan

In December 1997, the Archstone-Smith Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employees’ annual contribution. Contributions by employees to the 401(k) plan were subject to federal limitations of $14,000 during 2005. The matching employer contributions are made in Common Units, which vest based on years of service at 20% per year. The Smith Residential nonqualified deferred compensation plan and the outside trustees deferred fee plan were merged into our existing nonqualified savings plan to form a new on-going nonqualified deferred compensation plan on January 1, 2002. Generally, the deferred compensation plan permits only deferrals of compensation by eligible employees and non-employee trustees. No employer contributions are currently being made to that plan. Amounts deferred under the deferred compensation plan are invested among a variety of investments as directed by the participants, and are generally deferred until termination of employment or service as a trustee.

Deferral of Fees by Non-Employee Trustees

Through December 31, 2005 and pursuant to the terms of the nonqualified deferred compensation plan, each non-employee member of our Board has had the opportunity to defer receipt of all or a portion of the service fees they otherwise would have been paid in cash. If a participant elected to have their fees deferred, the fees accrued in the form of phantom units equal to the number of Common Units that could have been purchased on the date the fee was credited. Distributions are calculated on the phantom units and additional phantom units are credited. Distribution of phantom units may be deferred to a later date. Upon settlement, phantom units convert into Common Units on a 1-to-1 basis. Alternatively, the Trustee can elect to have his or her fees deferred and invested in one or more of the investment funds that are otherwise available under the deferred compensation plan. Upon settlement such investments are paid out in cash.

Beginning in 2006 each non-employee member of our Board will have the ability to defer their service fees into the Archstone-Smith Deferred Compensation Plan, rather than into phantom units. The phantom units already on account will continue to accrue additional phantom units in lieu of distributions, as described in the preceding paragraph.

(11)	Financial Instruments and Hedging Activities

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables and accounts payable approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Balance at December 31,		Balance at December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value

Borrowings:
Unsecured credit facilities	$394,578	$394,578	$19,000	$19,000
Long-Term Unsecured Debt	2,545,119	2,623,056	2,099,132	2,262,778
Mortgages payable	2,393,652	2,393,389	2,031,505	2,093,436
Interest rate contracts:
Interest rate swaps	$3,618	$3,618	$10,209	$10,209
Interest rate caps	339	339	—	—
Forward Contracts:
Foreign currency forward	$(15)	$(15)	$—	$—
Energy Contracts:
Electricity contracts	$(26)	$(26)	$—	$—
Fuel oil contracts	(6)	(6)	—	—

All publicly traded equity securities are classified as “available for sale securities” and carried at fair value, with unrealized gains and losses reported as a separate component of unitholders’ equity. As of December 31, 2005 and 2004, our investments in publicly traded equity securities included in other assets were $4.6 million and $19.0 million, respectively. Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost. Declines in the value of public and private investments that management determines are other than temporary, are recorded as a provision for possible loss on investments. Our evaluation of the carrying value of these investments is primarily based upon a regular review of market valuations (if available), each company’s operating performance and assumptions underlying cash flow forecasts. In addition, management considers events and circumstances that may signal the impairment of an investment.

Interest Rate Hedging Activities

We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are designated as either cash flow or fair value hedges. We have interest rate caps that are not designated as a hedge that have immaterial fair value as of December 31, 2005. These caps were required by the loan agreement. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material loss from the use of these hedging instruments.

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

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximation of value, and therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition.

During the years ended December 31, 2005, 2004 and 2003 we recorded an increase/(decrease) to interest expense of $(174,000), $33,000 and $101,000, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs and least degree of earnings volatility.

The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2005 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

	Notional	Maturity	Carrying and
	Amount	Date Range	Estimated Fair Value

Cash flow hedges:
Interest rate caps	$108,603	2007 - 2013	$272
Interest rate swaps	30,191	2011	(199)

Total cash flow hedges	$138,794	2007 - 2013	$73

Fair value hedges:
Interest rate swaps	$75,055	2008	$2,017
Total rate of return swaps	43,596	2006 - 2007	1,800

Total fair value hedges	$118,651	2006 - 2008	$3,817

Total hedges	$257,445	2006 - 2013	$3,890

During 2004, we entered into interest rate swap transactions to mitigate the risk of changes in the interest-related cash outflows on a forecasted issuance of long-term unsecured debt. At inception, these swap transactions had an aggregate notional amount of $144 million and a fair value of zero. The long-term unsecured debt these swap transactions related to was issued in August 2004. The hedge was terminated when the debt was issued. The fair value of the cash flow hedge upon termination was a liability of approximately $2.5 million. This amount was deferred in accumulated other comprehensive income and will be amortized out of accumulated other comprehensive income as additional interest expense as the hedged forecasted interest payments occur.

Foreign Currency Hedging Activities

We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. As such, during 2005 we entered into a foreign currency forward contract with a notional amount of €8.5 million as a hedge against our exposure to variability in exchange rates on investment in foreign subsidiaries and designated the contract as a net investment hedge. The fair value of this forward contract at December 31, 2005 was $(15,000). To the extent effective, changes in fair value are recorded in the cumulative translation component of accumulated other comprehensive income (loss) and will subsequently be reclassified to income (expense) at the time that the hedge investment is sold or disposed of. The amount recorded in accumulated other comprehensive income (loss) is $15,000. The contract is scheduled to mature in December 2010.

Energy Contract Hedging Activities

We are exposed to price risk associated with the volatility of natural gas, fuel oil and electricity rates. During 2005, we entered into contracts with several of our suppliers to fix our payments on set quantities of fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

overall changes in floating-rate payments made on our energy purchases. As of December 31, 2005, we had energy-related derivatives with aggregate notional amounts of $1.0 million and an estimated fair value and carrying amount of $(32,000). These contracts mature on or before December 31, 2006.

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

During 2004, we settled all of the forward sales agreements for approximately 2.8 million shares, and sold 308,200 shares of marketable securities, which were not subject to forward sales agreements, resulting in an aggregate gain of approximately $24.9 million. The total net proceeds from the sale were $143.0 million, with the marketable securities basis determined using the average costs of the securities. The fair value of forward sales agreements at December 31, 2005 and 2004 was $0.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Selected Quarterly Financial Data

Selected quarterly financial data (in thousands, except per share amounts) for 2005 and 2004 is summarized below. The sum of the quarterly earnings per Common Unit amounts may not equal the annual earnings per Common Unit amounts due primarily to changes in the number of Common Units outstanding from quarter to quarter.

	(Unaudited)
	Three Months Ended
	3-31(1)	6-30(1)	9-30(1)	12-31(1)

2005:
Total revenues	$202,460	$209,910	$260,165	$274,367

Earnings from operations	5,123	29,239	57,481	42,534
Income from unconsolidated entities	11,117	5,794	1,839	3,682
Other non-operating income	24,005	4,778	72	(48)
Plus net earnings from discontinued operations	33,597	22,523	128,671	331,096
Less Preferred Unit distributions	1,697	958	958	958
Net earnings attributable to Common Units — Basic	$72,145	$61,376	$187,105	$376,306

Net earnings per Common Unit: (2) Basic	$0.32	$0.28	$0.80	$1.53

Diluted	$0.32	$0.27	$0.80	$1.52

2004:
Total revenues	$174,210	$183,584	$189,851	$195,965

Earnings from operations	30,650	34,634	28,037	23,380
Income from unconsolidated entities	5,276	7,354	5,485	(213)
Other non-operating income	10,510	9,951	7,701	—
Less minority interest:
Convertible operating partnership units	(352)	—	(108)	—
Plus net earnings from discontinued operations	67,174	39,132	118,292	224,800
Less Preferred Unit distributions	4,447	4,459	5,706	1,642

Net earnings attributable to Common Units — Basic	$109,515	$86,612	$153,917	$246,325

Net earnings per Common Unit: Basic	$0.50	$0.39	$0.70	$1.12

Diluted	$0.49	$0.39	$0.70	$1.11

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(2)	Due to independent calculations of quarterly and annual earnings per share, the sum of quarterly per share amounts may not equal the annual amounts.

(13)	Segment Data

We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our high-rise properties have similar economic characteristics and also meet the other GAAP criteria, which permit the garden communities and high-rise

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Years Ended December 31,
	2005	2004	2003

Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$356,301	$344,367	$343,279
High-rise properties	270,699	260,764	258,533
Non Same-Store:
Garden communities	165,582	70,295	22,790
High-rise properties	73,188	34,191	8,779
Ameriton(1)	17,749	11,509	8,446
Other non-reportable operating segment revenues	7,353	3,276	3,277

Total segment and consolidated revenues	$890,872	$724,402	$645,104

	Years Ended December 31,
	2005	2004	2003

Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$242,230	$234,360	$237,845
High-rise properties	177,285	171,676	172,675
Non Same-Store:
Garden communities	108,007	42,942	13,348
High-rise properties	49,065	22,467	5,758
Ameriton(1)	8,635	5,615	4,628
Other non-reportable operating segment NOI	5,361	2,809	2,613

Total segment NOI	590,583	479,869	436,867

Reconciling items:
Other income	56,030	19,208	19,334
Depreciation on real estate investments	(216,378)	(170,535)	(135,124)
Interest expense	(187,982)	(144,500)	(121,671)
General and administrative expenses	(58,604)	(55,479)	(49,838)
Other expenses	(49,271)	(11,862)	(35,324)

Consolidated earnings from operations	$134,378	$116,701	$114,244

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. During 2005, 2004 and 2003, pre-tax gains, net of internal disposition costs, from the disposition of Ameriton real estate were $75.2 million, $65.1 million and $42.7 million, respectively. These gains are classified within discontinued operations. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

	Year Ended December 31,
	2005	2004

Reportable operating communities segment assets:
Same-Store:
Garden communities	$2,707,990	$2,755,594
High-rise properties	2,370,872	2,391,736
Non Same-Store:
Garden communities	2,832,381	1,460,707
High-rise properties	1,558,366	932,811
Ameriton	412,084	472,725
FHA/ADA Settlement Capital Accrual	47,198	—
Other non-reportable operating segment assets	175,910	72,172

Total segment assets	10,104,801	8,085,745
Real estate held for sale, net	417,770	371,751

Total segment assets	10,522,571	8,457,496
Reconciling items:
Investment in and advances to unconsolidated entities	132,728	111,481
Cash and cash equivalents	13,638	203,255
Restricted cash in tax-deferred exchange escrow	495,274	120,095
Other assets	302,967	173,717

Consolidated total assets	$11,467,178	$9,066,044

Total capital expenditures for garden communities excluding communities sold or held for sale, were $42.9 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Total capital expenditures for high-rise properties excluding communities sold or held for sale were $65.8 million and $45.1 million for the years ended December 31, 2005 and 2004, respectively. Total capital expenditures for Ameriton properties excluding communities sold or held for sale, were $1.4 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively.

(14)	Income Taxes

The Operating Trust is a Maryland Real Estate Investment Trust that has filed a federal tax election to be treated as a partnership. For income tax purposes, the company was subject to regulations under the Internal Revenue Code pertaining to REITs through October 31, 2001 and to partnerships subsequent to that date. In either case, as a REIT or a partnership, our income is not generally subject to federal income taxes and no provision for income taxes is included in the accompanying Consolidated Statements of Earnings.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a partnership, we make distributions to our partners and allocate our taxable income to our partners. The major portion of distributions and income are paid/allocated to Archstone-Smith Trust with the remainder paid/allocated to third party unitholders.

The following table reconciles net earnings to taxable income subject to distribution requirement for the years ended December 31 (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
	(Estimated)

GAAP net earnings	$701,504	$612,623	$494,191
Book to tax differences:
Depreciation and amortization(1)	14,415	12,165	(1,146)
Gain or loss from capital transactions	(331,622)	(67,889)	(127,611)
Deferred compensation and other reserves	(1,936)	3,177	8,566
Other, net	1,888	(8,111)	17,017

Taxable income, including capital gains	$384,249	$551,965	$391,017

(1)	We use accelerated depreciable lives for tax purposes. This results in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This was partially offset by the Smith Merger in 2001 and the Oakwood transaction in 2005 as GAAP depreciation expense for the related assets was based on fair value and tax depreciation was based on a lower historical tax basis.

The following table provides a reconciliation between cash dividends paid and dividends paid deduction (in thousands):

	For the Year Ended December 31,
	2005	2004	2003
	(Estimated)

Distributions have been made as follows:
Distributions to Archstone-Smith Trust	$353,572	$545,586	$340,819
Distributions to unitholders	44,472	68,311	47,489

Dividends paid deduction(1)	$398,044	$613,897	$388,308

(1)	Includes a special dividend of $221 million paid in December 2004, and reflects distribution of all ordinary income and capital gains.

Distributions have been made as follows:

	For the Year Ended December 31,
	2005	2004	2003

The following table summarizes the taxability of our distributions for the past three years:
Ordinary income	65%	46%	45%
Capital gains(1)	35%	54%	55%

	100%	100%	100%

(1)	Includes 34.3%, 22.8% and 6.2% of unrecaptured section 1250 gains in 2005, 2004, and 2003, respectively.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a taxable REIT subsidiary, Ameriton is subject to state and federal income taxes. Income tax expense consists of the following for the years ended December 31, 2005, 2004, and 2003 which is included in either other expense or discontinued operations (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Income tax expense (benefit)
Current	$21,854	$20,119	$16,645
Deferred	(2,255)	(1,314)	(873)

Total expense	$19,599	$18,805	$15,772

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	For the Year Ended December 31,
	2005	2004	2003

Computed expected tax expense	$19,039	$17,801	$15,016
Increase in income taxes resulting from state taxes and other	560	1,004	756

Income tax expense	$19,599	$18,805	$15,772

Deferred income taxes reflect the estimated net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts for income tax purposes. Ameriton’s deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below (in thousands).

	Years Ended December 31,
	2005	2004

Deferred tax assets:
Deferred compensation	$3,775	$2,920
Reserves	421	378
Real estate, principally due to depreciation	1,310	—
Other	928	125

Deferred tax assets	6,434	3,423
Deferred tax liabilities:
Real estate, principally due to depreciation	—	351
Income from unconsolidated entities	3,271	2,164

Deferred tax liabilities	3,271	2,515

Net deferred tax asset (liability)	$3,163	$908

(15)	Commitments and Contingencies

Commitments

At December 31, 2005 we had nine non-cancelable ground leases for certain apartment communities and buildings that expire between 2042 and 2077. Each ground lease generally provides for a fixed annual rental payment plus additional rental payments based on the properties’ operating results. Additionally, we lease certain office space under non-cancelable operating leases with fixed annual rental payments.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2005 (in thousands):

2006	$4,945
2007	4,982
2008	5,031
2009	5,083
2010	5,102
Thereafter (2011-2077)	$288,024

Total	$313,167

See Note 2 for real estate-related commitments.

Guarantees and Indemnifications

We have extended performance bond guarantees relating to contracts entered into by SMC, which are customary to the type of business in which these entities engage. As of December 31, 2005, $1.3 million of these performance bond guarantees were still outstanding, based upon information we have been provided. The Operating Trust, our subsidiaries and investees have not been required to perform on these guarantees, nor do we anticipate being required to perform on such guarantees. Since we believe that our risk of loss under these contingencies is remote, no accrual for potential loss has been made in the accompanying financial statements. There are recourse provisions available to us to recover any potential future payments from the new owners of SMC.

Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. We generally do not guarantee third party debt incurred by our unconsolidated investees; however, the investees and/or Archstone-Smith are occasionally required to guarantee the mortgages along with all other venture partners. We guarantee $194.5 million of the outstanding debt balance related to an unconsolidated development joint venture and are committed to guarantee another $93.5 million upon funding of additional debt. As of December 31, 2005 we have not been required to perform under any guarantees provided to our joint ventures.

As part of the Smith Merger and the Oakwood transaction, we are required to indemnify unitholders for any personal income tax expense resulting from the taxable sale of certain properties.

Litigation and Contingencies

During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act and Americans with Disabilities Act. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of the company’s communities. As part of the settlement, the three disability organizations all recognized that the Operating Trust had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We accrued other expenses of $4.0 million during 2005, which included the settlement and all related legal and other expenses paid in 2005 or expected to be paid during 2006.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004 and 2005, we incurred losses associated with multiple hurricanes in Florida. As a result of this damage, we recorded charges for actual or estimated losses associated with both wholly owned and unconsolidated apartment communities and benefits for collected or estimated insurance recoveries. These estimates represent management’s best estimate of the probable and reasonably estimable costs and related recoveries and are based on the most current information available from our insurance adjustors.

We are subject to various claims filed in 2002 and 2003 in connection with moisture infiltration and resulting mold issues at certain high-rise properties we once owned in Southeast Florida. These claims generally allege that water infiltration and resulting mold contamination resulted in the claimants having personal injuries and/or property damage. Although certain of these claims continue to be in various stages of litigation, with respect to the majority of these claims, we have either settled the claims and/or we have been dismissed from the lawsuits that had been filed. With respect to the lawsuits that have not been resolved, we continue to defend these claims in the normal course of litigation.

We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

(16)	Supplemental Cash Flow Information

Significant non-cash investing and financing activities for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

•	Issued $408.0 million, $10.8 million and $47.6 million of A-1 Common Units as partial consideration for properties acquired during 2005, 2004 and 2003, respectively;

•	Issued $250,000 of Series N-1 and N-2 Preferred Units ($125,000 each) as partial consideration for real estate during 2005;

•	Holders of Series K Preferred Units and Series L Preferred Units converted $25.0 million of each Series into Common Units during 2004;

•	Holders of Series H Preferred Units converted $71.5 million of their units into Common Units during 2003;

•	Holders of Series A Preferred Units converted $71.9 million of their units into Common Units during 2003;

•	Redeemed $8.4 million, $47.9 million and $25.5 million A-1 Common Units for A-2 Common Units during 2005, 2004 and 2003, respectively;

•	Assumed mortgage debt of $864.2 million, $113.6 million and $55.4 million during 2005, 2004 and 2003, respectively, in connection with the acquisition of apartment communities;

•	Recorded a $47.2 million accrual for anticipated capital spending to bring properties named in the FHA and ADA settlement into compliance in 2005; and

•	Recorded an accrual related to moisture infiltration and resulting mold remediation for $36.1 million at one of our high-rise properties in Southeast Florida during 2003.

(17)	Related Party Transactions

Ameriton paid approximately $4.8 million, $3.2 million and $1.5 million to certain of the Operating Trust’s officers and employees related to realized returns on investments sold during 2005, 2004 and 2003, respectively, none of which were made to members of Ameriton’s board. Four members of Ameriton’s board (James H. Polk, III, John C. Schweitzer, R. Scot Sellers and Charles E. Mueller, Jr.) are Trustees of Archstone-Smith or executive officers of Archstone-Smith and the Operating Trust.

ARCHSTONE-SMITH OPERATING TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 1997, as part of an employee share purchase plan, certain officers and other employees purchased Common Shares of Archstone-Smith. Archstone-Smith financed 95% of the total purchase price by issuing notes representing approximately $17.1 million. As of December 31, 2005, the aggregate outstanding balances on these notes were approximately $335,755.

The Operating Trust has the following business relationships with business entities or family members of Board of Trustee members Robert H. Smith and Robert P. Kogod:

On April 8, 2002, the Operating Trust entered into an Office Space Easement and Cost Sharing Arrangement with CESM, Inc. and others. CESM, Inc. is controlled by two of our trustees, Mr. Smith and Mr. Kogod. During 2005, CESM, Inc. paid to us a total of $59,316 for office services provided by us to CESM, Inc. and $33,662 for certain employee expenses. For that same period, we paid to CESM, Inc. $234,808 for a portion of the rent due for the executive suites that CESM, Inc. leases and which are utilized by Mr. Smith and Mr. Kogod while working for us, and $41,797 for certain employee expenses to support Mr. Smith and Mr. Kogod.

Mr. Smith owns a residence within a condominium in Crystal City, where we staff the property with doormen, maintenance, and administrative staff. We are contractually reimbursed by the condominium association for payroll and benefits costs, and receives a contractual monthly management fee of $1,800 for other management oversight. We do not have an ownership interest in this property. We billed $185,566 during 2005 for expenses incurred and management fees for this property.

Mr. Smith and Mr. Kogod have a 0.33% and 4.36% ownership interest, respectively, in two apartment communities in Washington D.C. We receive a contractual management fee of 4.5% of revenues to manage the property and perform all accounting functions. We do not have an ownership interest in this property. We billed $966,359 during the twelve months ended December 31, 2005 for expenses incurred and management fees for this property.

Mr. Smith’s daughter was employed with us and our predecessor, Smith Residential, from September 1980 through January 2006 as a Vice President in Marketing. During 2005, she received a salary and bonus of approximately $109,400, and received options grants with a face value of $237,000.

Report of Independent Registered Public Accounting Firm on Supplementary Information

The Trustee and Unitholders
Archstone-Smith Operating Trust:

We have audited and reported separately herein on the consolidated balance sheets of Archstone-Smith Operating Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005.

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

(signed) KPMG LLP

Denver, Colorado
March 9, 2006

SCHEDULE III

ARCHSTONE-SMITH OPERATING TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(Dollar amounts in thousands)

			Initial Cost to
			Archstone-Smith		Costs	Gross Amount at Which
			OperatingTrust		Capitalized	Carried at Year End
		Encum-		Buildings &	Subsequent to		Buildings &		Accumulated	Construction	Year
	Units	brances	Land	Improvements	Acquisition	Land	Improvements	Totals	Depreciation	Year	Acquired

Apartment Communities:

Garden Communities:

Atlanta, Georgia	1,282	16,454	24,326	56,879	23,575	28,080	76,700	104,780	(8,331)	1998-2001	1999-2005

Austin, Texas	1,132	10,979	8,480	34,129	33,840	13,622	62,827	76,449	(12,232)	1996-2002	1996-2002

Baton Rouge, Louisiana	312	10,178	2,084	10,968	441	2,098	11,395	13,493	(182)	1987	2005

Boston, Massachusetts	1,728	133,602	51,222	237,112	53,904	58,318	283,920	342,238	(32,237)	1975-2005	1999-2005

Chicago, Illinois	125	7,337	2,071	11,708	866	2,251	12,394	14,645	(2,739)	1987	1999

Dallas, Texas	2,106	33,142	21,827	100,105	20,587	23,099	119,420	142,519	(16,016)	1983-1999	1993-2005

Denver, Colorado	1,369	8,500	13,521	33,063	82,607	14,947	114,244	129,191	(20,772)	1981-2003	1992-2003

Detroit, Michigan	396	—	8,107	19,223	(1,098)	8,108	18,124	26,232	(314)	1989	2005

El Paso, Texas	379	11,685	1,307	11,802	148	1,307	11,950	13,257	(52)	1974	2005

Greater NYC Metropolitan Area	396	78,000	23,211	4,058	54,836	23,211	58,894	82,105	(852)	2004	2001

Houston, Texas	1,651	—	18,067	64,372	19,325	19,705	82,059	101,764	(20,237)	1972-1998	1994-2005

Inland Empire, California	1,298	—	10,436	59,147	12,372	12,209	69,746	81,955	(18,446)	1985-1990	1996-1997

Los Angeles, California	8,530	261,655	515,817	797,362	305,405	519,190	1,099,394	1,618,584	(47,829)	1969-2004	1998-2005

Orange County, California	2,063	—	39,605	121,417	99,736	49,499	211,259	260,758	(33,049)	1986-2002	1996-2005

Orlando, Florida	312	—	3,110	17,620	1,263	3,745	18,248	21,993	(5,163)	1988	1999

Phoenix, Arizona	2,436	71,770	68,249	18,860	23,550	69,935	40,724	110,659	(7,532)	1978-1994	1995-2005

Portland, Oregon	228	—	851	—	12,997	3,261	10,587	13,848	(3,487)	1996	1996

Sacramento, California	301	18,500	8,561	10,581	12	8,561	10,593	19,154	(47)	1974	2005

San Diego, California	2,803	33,656	78,314	95,314	180,845	84,329	270,144	354,473	(41,115)	1986-2005	1996-2005

San Francisco, California	6,028	155,809	255,310	402,280	254,649	265,400	646,839	912,239	(94,796)	1909-2004	1995-2005

Seattle, Washington	4,000	68,090	83,817	177,883	107,587	92,702	276,585	369,287	(51,694)	1976-2003	1997-2005

Southeast Florida	3,700	10,566	111,433	298,774	49,348	116,650	342,905	459,555	(22,491)	1988-2003	1998-2005

Stamford, Connecticut	160	—	5,775	1,225	29,678	6,315	30,363	36,678	(2,753)	2002	2002

Ventura County, California	1,018	—	40,210	72,232	44,293	40,648	116,087	156,735	(9,138)	1985-2005	1997-2005

Washington, D.C. Metropolitan Area	8,996	246,877	282,559	699,429	189,688	293,452	878,224	1,171,676	(98,546)	1967-2002	1994-2005

Garden Communities Total	52,749	1,176,800	1,678,270	3,355,543	1,600,454	1,760,642	4,873,625	6,634,267	(550,050)

High-Rise Properties:

Boston, Massachusetts	1,633	58,900	47,452	154,868	174,260	47,918	328,662	376,580	(17,364)	1901-1998	1997-2005

Chicago, Illinois	2,872	103,915	70,324	388,324	23,700	71,662	410,686	482,348	(43,874)	1972-2000	1997-2005

Los Angeles, California	1,073	—	34,402	139,613	45,829	34,695	185,149	219,844	(9,070)	1934-2004	2003-2004

Minneapolis, Minnesota	371	18,121	6,523	27,465	144	6,524	27,608	34,132	(345)	1983-1994	2005

NYC Metropolitan Area	1,649	355,016	214,577	359,791	195,786	279,543	490,611	770,154	(22,862)	1986-2003	2002-2005

Portland, Oregon	156	—	2,134	20,226	46	2,134	20,272	22,406	(250)	1992	2005

San Diego, California	387	—	5,963	33,789	3,563	6,053	37,262	43,315	(8,795)	1992	1999

San Francisco, California	444	—	38,400	57,109	1,143	38,410	58,242	96,652	(926)	1966	2005

Seattle, Washington	338	35,551	16,295	46,042	—	16,295	46,042	62,337	(574)	1992-1998	2005

Washington, D.C. Metropolitan Area	11,719	593,705	582,947	1,420,478	204,995	597,111	1,611,309	2,208,420	(175,218)	1944-2005	2001-2005

High-Rise Properties Total	20,642	1,165,208	1,019,017	2,647,705	649,466	1,100,345	3,215,843	4,316,188	(279,278)

Germany	822	33,152	755	43,702	—	755	43,702	44,457	—	1967-1970	2005

FHA/ADA Settlement Capital Accrual								47,198

Total Apartment Communities — Operating and Under Construction	74,213	2,375,160	2,698,042	6,046,950	2,249,920	2,861,742	8,133,170	11,042,110	(829,328)

Other:

Development communities In Planning and Owned	3,841	6,120						133,969

Hotel, retail and other assets		12,372						183,185	(7,365)

Total real estate assets	78,054	2,393,652						11,359,264	(836,693)

SCHEDULE III

The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone-Smith Operating Trust’s investment in real estate, at cost (in thousands):

	Years Ended December 31,
Carrying Amounts	2005	2004	2003

Balance at January 1	$9,221,038	$8,999,180	$9,297,735

Apartment communities:
Acquisition-related expenditures	2,671,112	1,080,639	573,768
Redevelopment expenditures	106,264	40,999	69,649
Recurring capital expenditures	48,311	50,147	48,960
Development expenditures, excluding land acquisitions	324,740	333,782	91,430
Acquisition and improvement of land for development	81,340	175,470	125,581
Dispositions	(1,175,834)	(1,460,046)	(1,209,956)
Provision for possible loss on investments and hurricane retirements	(9,803)	—	(3,714)

Net apartment community activity	$2,046,130	$220,991	$(304,282)

Other:
Change in other real estate assets	92,096	867	5,727

Balance at December 31	$11,359,264	$9,221,038	$8,999,180

	Years Ended December 31,
Accumulated Depreciation	2005	2004	2003

Balance at January 1	$763,542	$648,982	$578,855
Depreciation for the year(1)	220,770	203,639	203,356
Accumulated depreciation on real estate dispositions	(147,619)	(89,079)	(133,229)

Balance at December 31	$836,693	$763,542	$648,982

(1)	Depreciation is net of $18.0 million and $16.4 million for intangible assets related to the value of leases in place for real estate acquired in 2005 and 2004, respectively.

SCHEDULE IV

ARCHSTONE-SMITH TRUST
MORTGAGE LOANS ON REAL ESTATE
December 31, 2005
(Dollar amounts in thousands)

							Principal Amount of
							Loans Subject to
		Final	Periodic				Delinquent
		Maturity	Payment	Prior	Face Amount	Carrying Amount	Principal or
Description	Interest Rate	Date	Term	Liens	of Mortgages	of Mortgages	Interest

Mezzanine Loans:
Virginia	18%	7/07 - 5/08	(1)	(3)	$37,702	$26,035	—
Washington, D.C.	18%	1/08 - 2/08	(1)	(3)	23,220	17,297	—
Massachusetts	18%	1/01/08	(1)	(3)	7,687	5,409	—
New York	LIBOR + 5%	11/16/10	(1)	(3)	25,654	25,654	—

					$94,263	$74,395	—

	2005	2004

Balance at January 1	$8,729	$—
New Mortgage Loans	97,096	8,650
Other(2)	5,224	79
Collections of Principal	(36,654)	—

Balance at December 31	74,395	$8,729

(1)	Outstanding principal plus accrued and unpaid interest is generally due on the maturity date unless specified as payable monthly in the loan agreement. Partial prepayment is required to the extent the borrower receives proceeds from the sale of constructed units in accordance with contracted terms.

(1)	A portion of the accrued interest amount is added to the principal amount on a monthly basis on the majority of the loans.

(3)	Our rights to the underlying collateral in the event of default are subordinate to a primary mortgage lender.

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
R. Scot Sellers
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. Scot Sellers R. Scot Sellers	Chief Executive Officer and Trustee (principal executive officer)	March 9, 2006

/s/ Charles E. Mueller, Jr. Charles E. Mueller, Jr.	Chief Financial Officer (principal financial officer)	March 9, 2006

/s/ Mark A. Schumacher Mark A. Schumacher	Chief Accounting Officer (principal accounting officer)	March 9, 2006

ARCHSTONE-SMITH OPERATING TRUST By: /s/ R. SCOT SELLERS Chief Executive Officer	Trustee	March 9, 2006

INDEX TO EXHIBITS

Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description

3.1	Articles of Amendment and Restatement of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.3 to Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on November 1, 2001)
3.2	Articles of Amendment to Archstone-Smith Operating Trust Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on May 10, 2005)
3.3	Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
4.1	Indenture, dated as of February 1, 1994, between Archstone-Smith Operating Trust (formerly Archstone Communities Trust) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) unsecured senior debt securities (incorporated by reference to Exhibit 4.2 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Annual Report on Form 10-K for the year ended December 31, 1993)
4.2	First Supplemental Indenture, dated February 2, 1994, among Archstone-Smith Operating Trust (formerly Archstone Communities Trust), Morgan Guaranty Trust Company of New York and State Street Bank and Trust Company, as successor Trustee (incorporated by reference to Exhibit 4.3 to Archstone-Smith Operating Trust’s (formerly Archstone Communities Trust) Current Report on Form 8-K dated July 19, 1994)
4.3	Indenture, dated as of August 14, 1997, between Security Capital Atlantic Incorporated and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.8 to Security Capital Atlantic Incorporated’s Registration Statement on Form S-11 (File No. 333-30747))
4.5	Form of Archstone-Smith Trust common share ownership certificate (incorporated by reference to Exhibit 3.3 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
4.10	Form of Archstone-Smith Trust share certificate for Series I Preferred Shares (incorporated by reference to Exhibit 3.8 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.1	Articles of Amendment and Restatement of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.2	Amended and Restated Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.4 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.3	Articles Supplementary for Series E Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.4	Articles Supplementary for Series F Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.2 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.5	Articles Supplementary for Series G Cumulative Redeemable Preferred Units of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 10.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002)
10.6	Articles Supplementary for Series M Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 16, 2004)
10.7	Articles Supplementary for Series N-1 Preferred Unit of Beneficial Interest and N-2 Preferred Unit of Beneficial Interest of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Operating Trust’s Current Report on Form 8-K filed with the SEC on August 2, 2005)

Number	Description

10.8	Amendment to 1996 Share Option Plan for Independent Trustees (incorporated by reference to Exhibit 4.6 to Archstone Communities Trust’s Registration Statement on Form S-8 (File No. 333-60815))
10.9	Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to Archstone-Smith Trust’s Registration Statement on Form S-4 (File No. 333-63734))
10.10	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.11	Amendment to Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended June 30, 2004)
10.12	Form of Non-Qualified Share Option Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.13	Form of Restricted Share Unit Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.14	Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)
10.15	Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.6 to Archstone-Smith Trust’s Annual Report on From 10K for the year ended December 31, 2003)
10.16	Form of Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.17	Amended and Restated Credit Agreement, dated as of October 30, 2003, by and among Archstone-Smith Operating Trust, as borrower, and Archstone-Smith Trust as parent, and J.P. Morgan Chase Bank, as administrative agent, and Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Suntrust Bank and Commerzbank A.G., New York and Grand Cayman Branches, as documentation agents (incorporated by reference to Exhibit 10.16 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.18	Archstone Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the prospectus contained in Archstone-Smith Trust’s Registration Statement on Form S-3 (No. 333-44639-01))
10.19	2006 and 2007 schedule of applicable dates under the Archstone Dividend Reinvestment and Share Purchase Plan (included by reference to Exhibit 99.1 to Archstone-Smith Trust’s current report on form 8-K filed with the SEC on February 14, 2006)
10.20	Shareholders’ Agreement, dated as of October 31, 2001, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, Robert H. Smith and Robert P. Kogod (incorporated by reference to Exhibit 10.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on November 1, 2001)
10.21	Noncompetition Agreement by and among Charles E. Smith Residential Realty, Inc., Charles E. Smith Residential Realty L.P. and Robert P. Kogod and Robert H. Smith (incorporated by reference to Exhibit 10.1 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.22	Registration Rights and Lock-up Agreement (incorporated by reference to Exhibit 10.2 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.23	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty, Inc. (incorporated by reference to Exhibit 10.35 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)
10.24	License Agreement between Charles E. Smith Management, Inc. and Charles E. Smith Residential Realty L.P. (incorporated by reference to Exhibit 10.36 of Charles E. Smith Residential Realty, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994)

Number	Description

12.1	Computation of Ratio of Earnings to Fixed Charges
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
15.1	Consent of Independent Registered Public Accounting Firm
21	Subsidiaries of Archstone-Smith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.1 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.3	Audit Committee Charter (incorporated by reference to Exhibit 99.3 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.4	Management Development and Executive Compensation Committee Charter (incorporated by reference to Exhibit 99.4 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)
99.5	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.5 of Archstone-Smith’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003)