Form 10-Q
period 2006-06-30
ARCHSTONE SMITH OPERATING TRUST
filed 2006-08-04
CIK 80737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-10272
ARCHSTONE-SMITH OPERATING TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	90-0042860 (I.R.S. employer identification no.)
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
Yes ☐ No ☑
     At July 27, 2006 there were approximately 29,424,000 of the Registrant’s Class A-1 and Class B Common Units outstanding held by non-affiliates.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Archstone-Smith Operating Trust
Condensed Consolidated Balance Sheets
(In thousands, except Unit data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Real estate	$11,741,695	$11,338,506
Real estate — held-for-sale	20,992	20,758
Less accumulated depreciation	887,558	836,693

	10,875,129	10,522,571
Investments in and advances to unconsolidated entities	193,036	132,728

Net investments	11,068,165	10,655,299
Cash and cash equivalents	21,665	13,638
Restricted cash in tax-deferred exchange escrow	284,879	495,274
Other assets	401,931	302,967

Total assets	$11,776,640	$11,467,178

LIABILITIES AND UNITHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$109,218	$394,578
Long-term unsecured debt	2,825,365	2,545,119
Mortgages payable	2,503,373	2,383,473
Mortgages payable — held-for-sale	10,094	10,179
Accounts payable	54,233	53,366
Accrued expenses and other liabilities	298,148	311,673

Total liabilities	5,800,431	5,698,388

Other common unitholders’ interest, at redemption value (A-1 Common Units: 33,404,103 in 2006 and 33,910,022 in 2005)	1,699,267	1,420,491

Unitholders’ equity:
Convertible Preferred Units	—	—
Perpetual Preferred Units	50,000	50,000
Common unitholders’ equity (A-2 Common Units:
214,847,502 units in 2006 and 212,413,939 units in 2005)	4,208,206	4,300,019
Accumulated other comprehensive income (loss)	18,736	(1,720)

Total unitholders’ equity	4,276,942	4,348,299

Total liabilities and unitholders’ equity	$11,776,640	$11,467,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Condensed Consolidated Statements of Earnings
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental revenues	$280,083	$197,554	$543,963	$389,346
Other income	13,585	6,848	29,801	11,975

	293,668	204,402	573,764	401,321

Expenses:
Rental expenses	61,741	47,456	121,404	96,629
Real estate taxes	26,609	18,379	52,373	36,786
Depreciation on real estate investments	72,171	47,441	138,139	94,078
Interest expense	61,029	39,348	118,831	79,904
General and administrative expenses	15,912	13,755	31,297	28,044
Other expenses	22	8,451	11,295	31,564

	237,484	174,830	473,339	367,005

Earnings from operations	56,184	29,572	100,425	34,316

Equity in earnings from unconsolidated entities	10,518	5,794	29,396	16,911
Other non-operating income	243	4,778	419	28,783

Net earnings before discontinued operations	66,945	40,144	130,240	80,010
Net earnings from discontinued apartment communities	125,809	22,190	206,406	56,166

Net earnings	192,754	62,334	336,646	136,176
Preferred unit distributions	957	958	1,915	2,656

Net earnings attributable to Common Units – Basic	$191,797	$61,376	$334,731	$133,520

Weighted average Common Units outstanding:
Basic	248,079	223,093	247,572	223,719

Diluted	248,934	224,199	248,409	224,757

Earnings per Common Unit – Basic:
Earnings before discontinued operations	$0.26	$0.18	$0.52	$0.35
Discontinued operations, net	0.51	0.10	0.83	0.25

Net earnings	$0.77	$0.28	$1.35	$0.60

Earnings per Common Unit – Diluted:
Earnings before discontinued operations	$0.26	$0.17	$0.52	$0.34
Discontinued operations, net	0.51	0.10	0.83	0.25

Net earnings	$0.77	$0.27	$1.35	$0.59

Distributions paid per Common Unit	$0.4350	$0.4325	$0.8700	$0.8650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Condensed Consolidated Statement of Unitholders’ Equity,
Other Common Unitholders’ Interest and Comprehensive Income (Loss)
Six Months Ended June 30, 2006
(In thousands)
(Unaudited)

	Perpetual
	Preferred		Accumulated
	Units at		Other		Other
	Aggregate	Common	Comprehensive	Total	Common
	Liquidation	Unitholders’	Income	Unitholders’	Unitholders’
	Preference	Equity	(Loss)	Equity	Interest	Total
Balances at December 31, 2005	$50,000	$4,300,019	$(1,720)	$4,348,299	$1,420,491	$5,768,790
Comprehensive income:
Net earnings	—	291,232	—	291,232	45,414	336,646
Change in fair value of cash flow hedges	—	—	17,341	17,341	—	17,341
Change in fair value of marketable securities	—	—	966	966	—	966
Foreign currency exchange translation	—	—	2,149	2,149	—	2,149

Comprehensive income attributable to Common Units						357,102

Preferred Unit distribution	—	(1,915)	—	(1,915)	—	(1,915)
Common Unit distributions	—	(186,553)	—	(186,553)	(29,062)	(215,615)
A-1 Common Units converted into A-2 Common Units	—	27,484	—	27,484	(27,484)	—
Exercise of Options	—	27,350	—	27,350	—	27,350
Issuance of A-1 Common Units under Compensation Plans	—	4,008	—	4,008	—	4,008
Issuance of Common Units under Dividend Reinvestment Plans	—	7,994	—	7,994	—	7,994
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	28,371	28,371
Adjustment to redemption value	—	(261,537)	—	(261,537)	261,537	—
Other, net	—	124	—	124	—	124

Balances at June 30, 2006	$50,000	$4,208,206	$18,736	$4,276,942	$1,699,267	$5,976,209

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net earnings	$336,646	$136,176
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	149,324	117,035
Gains on dispositions of depreciated real estate	(229,631)	(61,854)
Gains on sale of marketable equity securities	—	(27,948)
Provision for possible loss on investments	4,328	—
Undistributed equity in earnings from unconsolidated entities	4,827	7,226
Interest accrued on Mezzanine loans	(4,560)	(1,553)
Change in other assets	(19,904)	5,254
Change in accounts payable, accrued expenses and other liabilities	(13,229)	(8,231)
Other, net	12,882	(1,254)

Net cash flow provided by operating activities	240,683	164,851

Investing activities:
Real estate investments	(899,325)	(457,763)
Change in investments in unconsolidated entities, net	(65,135)	(15,825)
Proceeds from dispositions	972,899	466,691
Change in restricted cash	210,395	(3,946)
Change in notes receivable, net	(83,468)	(73,408)
Other, net	(12,282)	13,252

Net cash flow provided by (used in) investing activities	123,084	(70,999)

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	296,946	296,034
Payments on Long-Term Unsecured Debt	(18,750)	(18,750)
Proceeds from (payments on) unsecured credit facilities, net	(285,360)	(19,000)
Principal repayment of mortgages payable, including prepayment penalties	(154,904)	(263,456)
Regularly scheduled principal payments on mortgages payable	(6,388)	(5,321)
Proceeds from mortgage notes payable	—	655
Proceeds from Common Units issued under DRIP and employee stock options	35,344	20,556
Repurchase of Common Units and Preferred Units	—	(56,495)
Repurchase of Series E and F Perpetual Preferred Units	—	(19,522)
Cash dividends paid on Common Units	(215,615)	(214,935)
Cash dividends paid on Preferred Units	(1,915)	(2,656)
Other, net	(5,098)	(1,452)

Net cash flow used in financing activities	(355,740)	(284,342)

Net change in cash and cash equivalents	8,027	(190,490)
Cash and cash equivalents at beginning of period	13,638	203,255

Cash and cash equivalents at end of period	$21,665	$12,765

Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for real estate	$28,371	$41,660
A-1 Common Units converted to A-2 Common Units	27,484	3,129
Assumption of mortgages payable upon purchase of apartment communities	290,693	—
These Condensed Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements
June 30, 2006 and 2005
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
     Interim Financial Reporting
     The accompanying Condensed Consolidated Financial Statements of the Operating Trust are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in the Operating Trust’s 2005 Form 10-K. See the glossary in our “Annual Report on Form 10-K for the year ended December 31, 2005” for all defined terms not defined herein.
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.
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

     Real Estate and Depreciation
     We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases. This amortization expense is included in depreciation on real estate investments in our Condensed Consolidated Statements of Earnings.
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
     Foreign Currency Translation
     Assets and liabilities of the company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected as accumulated other comprehensive income (loss), a separate component of unitholders’ equity on the Condensed Consolidated Balance Sheets. The functional currency utilized for these subsidiaries is the local foreign currency.
     Derivative Financial Instruments
     We utilize derivative financial instruments to manage our interest rate risk, foreign currency exchange risk, exposure to changes in the fair value of certain investments in equity securities and exposure to volatile energy prices. During 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Under SFAS No. 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in fair value of a fair value hedge and the fair value of the items hedged are generally recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges and foreign currency hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If effective, our hedges have little or no impact on our current earnings. The most significant derivative transactions entered into during the six months ended June 30, 2006 were the execution of forward treasury locks, which fixed the treasury rate component on $300 million of unsecured debt that we expect to refinance in 2007, and another $300 million we expect to refinance in 2008. These contracts lock the treasury component of the borrowing cost in at approximately 4.8%.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
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
     Comprehensive Income
     Comprehensive income, which is defined as net earnings and all other non-owner changes in equity, is displayed in the accompanying Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income (Loss). Other comprehensive income (loss) reflects unrealized holding gains and losses on the available-for-sale investments, changes in the fair value of effective cash flow hedges and gains and losses on long-term foreign currency transactions.
     Our accumulated other comprehensive income (loss) for the six months ended June 30, 2006 was as follows (in thousands):

	Net
	Unrealized			Accumulated
	Gains on		Foreign	Other
	Marketable	Cash Flow	Currency	Comprehensive
	Securities	Hedges	Translation	Income (Loss)
Balance at December 31, 2005	$184	$(1,612)	$(292)	$(1,720)
Change in fair value of cash flow hedges	—	269	—	269
Change in fair value of long-term debt hedges	—	17,072	—	17,072
Foreign currency translation and other	—	—	2,149	2,149
Mark to market for marketable equity securities	966	—	—	966

Balance at June 30, 2006	$1,150	$15,729	$1,857	$18,736

     Per Unit Data
     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings attributable to Common Units – Basic and Diluted	$191,797	$61,376	$334,731	$133,520

Weighted average number of Common Units
outstanding – Basic	248,079	223,093	247,572	223,719
Assumed exercise of options	855	1,106	837	1,038

Weighted average number of Common Units
outstanding – Diluted	248,934	224,199	248,409	224,757

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
     Please refer to Note 9 for details regarding the implementation of SFAS No. 123R, “Share-Based Payment.”
(2) Real Estate
     Investments in Real Estate
     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	June 30,	December 31,
	2006	2005
	Investment	Investment
Operating Trust Apartment Communities:
Operating communities	$10,607,668	$10,011,372
Communities under construction	571,686	575,631
Development communities In Planning(1)	72,517	24,365

Total Operating Trust apartment communities	11,251,871	10,611,368
Ameriton(1)	455,605	692,269
Other real estate assets(2)	55,211	55,627

Total real estate	$11,762,687	$11,359,264

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)

(1)	In Planning is defined as those parcels of land owned or Under Control, which are in the development planning process, upon which construction is expected subsequent to the completion of the entitlement and building permit processes. Under Control is the term we use to identify land parcels which we do not own, yet have an exclusive right to purchase through contingent contract or letter of intent during a contractually agreed upon time period, subject to approval of contingencies during the due diligence and entitlement processes. Our investment as of June 30, 2006 and December 31, 2005 for development communities In Planning – Under Control was $9.7 million and $145,000, respectively, and is reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.
(2)	Includes land that is not In Planning and other real estate assets.
The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2005	$11,359,264
Acquisition-related expenditures	896,044
Redevelopment expenditures	26,677
Recurring capital expenditures	17,339
Development expenditures, including initial acquisition costs	171,968
Acquisition of land for development	114,004
Dispositions	(834,436)
Provision for possible loss on investment	(4,328)
Change in estimated hurricane retirements	4,496
Other	4,500

Net apartment community activity	396,264
Change in other real estate assets	7,159

Balance at June 30, 2006	$11,762,687

     At June 30, 2006, we had unfunded contractual commitments of $434.8 million related to communities under construction and under redevelopment. The purchase prices of certain recent acquisitions in Northern California, New York, Germany and a Philadelphia asset acquired from Oakwood were allocated to land, buildings and other assets based on preliminary estimates and is subject to change as we obtain more complete information regarding land, building and lease intangibles values.
(3) Discontinued Operations
     The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, minority interest, income taxes and interest expense (actual interest expense for encumbered properties and a pro-rata allocation of interest expense for any unencumbered property up to our weighted average leverage ratio), as well as the net gain or loss on the disposition of properties.
     Consistent with our capital recycling program, we had two operating apartment communities, representing 433 units (unaudited), classified as held-for-sale under the provisions of SFAS No. 144, at June 30, 2006. Accordingly, we have classified the operating earnings from these two properties within discontinued operations for the three and six months ended June 30, 2006 and 2005. During the six months ended June 30, 2006 and 2005, we sold 23 and 9 Archstone-Smith and Ameriton operating communities, respectively. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations for 2006 and 2005.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental revenues	$10,050	$41,143	$31,408	$84,206
Rental expenses	(4,128)	(13,290)	(11,809)	(27,983)
Real estate taxes	(1,299)	(5,529)	(4,692)	(11,017)
Depreciation on real estate investments	(1,108)	(9,090)	(4,714)	(19,427)
Interest expense(1)	(3,057)	(10,663)	(7,006)	(21,458)
Estimated income taxes (Ameriton properties)	(11,862)	(392)	(11,364)	(3,028)
Provision for possible loss on real estate investment	(2,128)	—	(4,328)	—
Debt extinguishment costs related to dispositions	(5,900)	(331)	(6,764)	(5,389)
Gains from the disposition of Ameriton real estate investments, net	35,931	7,599	50,655	21,657
Internal Disposition Costs – Ameriton transactions(2)	(2,021)	(662)	(3,129)	(954)
Gains from the disposition of REIT real estate investments, net	111,509	13,633	178,976	40,197
Internal Disposition Costs – REIT transactions(2)	(178)	(228)	(827)	(638)

Earnings from discontinued apartment communities	$125,809	$22,190	$206,406	$56,166

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $1.7 million and $8.0 million for the three months ended June 30, 2006 and 2005, and $3.6 million and $15.5 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.
(4) Investments in and Advances to Unconsolidated Entities
     Real Estate Joint Ventures
     We have investments in entities that we account for using the equity method. At June 30, 2006, the investment balance consisted of $161.6 million in twelve Operating Trust joint ventures and $31.4 million in five Ameriton joint ventures. At December 31, 2005, the investment balance consisted of $102.6 million in thirteen Operating Trust joint ventures and $30.1 million in six Ameriton joint ventures. The Operating Trust and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at June 30, 2006 was 39.1%.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	June 30,	December 31,
	2006	2005
Assets:
Real estate	$1,265,397	$1,142,921
Other assets	177,558	244,557

Total assets	$1,442,955	$1,387,478

Liabilities and owners’ equity:
Inter-company debt payable to Operating Trust	$218	$2,324
Mortgages payable(1)	855,670	894,300
Other liabilities	200,882	120,898

Total liabilities	1,056,770	1,017,522

Owners’ equity	386,185	369,956

Total liabilities and owners’ equity	$1,442,955	$1,387,478

(1)	The Operating Trust guarantees $194.3 million of the outstanding debt balance as of June 30, 2006 and is committed to guarantee another $93.5 million upon funding of additional debt.
     Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2006	2005	2006	2005
Operating Trust Joint Ventures
Revenues	$32,964	$32,863	$63,972	$66,152
Net Earnings(1)	29,857	11,244	32,036	26,732
Ameriton Joint Ventures
Revenues	$82	$1,174	$223	$2,263
Net Earnings(2)	(41)	4,816	18,321	11,934
Total
Revenues	$33,046	$34,037	$64,195	$68,415

Net Earnings	$29,816	$16,060	$50,357	$38,666

(1)	Includes gains associated with the disposition of Operating Trust Joint Venture assets of $27.8 million and $4.6 million for the three months ended June 30, 2006 and 2005, and $27.8 million and $22.0 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint ventures assets. These gains totaled $0.08 million and $5.0 million for the three months ended June 30, 2006 and 2005, and $19.7 million and $12.9 million for the six months ended June 30, 2006 and 2005, respectively.
     In June 2006 we closed on a joint venture transaction, with the State of Wisconsin Investment Board (“SWIB”). SWIB committed $100 million of capital for 80% of the equity whereas we committed $25 million of capital for the remaining 20%. No investments had been acquired by the venture as of June 30, 2006.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(5) Mortgage Notes Receivable
     The change in mortgage notes receivable, which are included in other assets, during the six months ended June 30, 2006 consisted of the following (in thousands):

Balance at December 31, 2005	$74,396
Funding of additional mortgages	84,806
Accrued interest	4,560

Balance at June 30, 2006	$163,762

     We have a commitment to fund an additional $43.4 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We recognized interest income associated with notes receivable of $4.3 million and $1.7 million for the three months ended June 30, 2006 and 2005, and $7.9 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively. The weighted average interest rate on these notes as of June 30, 2006 was approximately 12.2%.
(6) Borrowings
     Unsecured Credit Facilities
     Our $600 million unsecured credit facility, which is led by JPMorgan Chase Bank, N.A bears interest at the greater of the prime rate or the federal funds rate plus 0.50% or, at our option, LIBOR plus 0.40%. The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00%, based upon the rating of our long-term unsecured senior notes. The facility, which was restructured on June 21, 2006, now contains an accordion feature that allows us to increase the size of the commitment to $1.0 billion at any time during the life of the facility, subject to lenders providing additional commitments, and enables us to borrow up to $150 million in foreign currencies. The credit facility is scheduled to mature in June 2010, but may be extended for one year at our option.
     The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	As of and for the	As of and for the
	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	99,000	360,000
Outstanding letters of credit under this facility	24,819	37,813
Weighted average daily borrowings	151,569	183,434
Maximum borrowings outstanding during the period	360,000	580,000
Weighted average daily nominal interest rate	4.93%	3.95%
Weighted average daily effective interest rate	5.64%	4.25%
     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank N.A., which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 4.6% to 5.7% during 2006. There were $10.2 million of borrowings outstanding under the agreement at June 30, 2006, and $34.6 million of borrowings outstanding at December 31, 2005.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Long-Term Unsecured Debt
     A summary of our Long-Term Unsecured Debt outstanding at June 30, 2006 and December 31, 2005 follows (dollar amounts in thousands):

		Effective			Average
	Coupon	Interest	Balance at	Balance at	Remaining
Type of Debt	Rate (1)	Rate (1) (2)	June 30, 2006	December 31, 2005	Life (Years)
Long-term unsecured senior notes	5.75%	5.90%	$2,749,142	$2,468,047	5.9
Unsecured tax-exempt bonds	3.91%	4.15%	76,223	77,072	17.1

Total/Weighted average	5.70%	5.85%	$2,825,365	$2,545,119	6.2

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
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
     Mortgages payable
     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Early repayment of mortgages is generally subject to prepayment penalties. A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at (1)
			Effective Interest
	June 30, 2006	December 31, 2005	Rate (2)
Secured floating rate debt:
Tax-exempt debt	$1,021,047	$839,318	4.5%
Conventional mortgages	73,903	54,455	5.4%

Total Floating	1,094,950	893,773	4.5%
Secured fixed rate debt:
Tax-exempt debt	3,000	—	6.4%
Conventional mortgages	1,396,299	1,480,170	6.1%
Other secured debt	19,218	19,709	4.0%

Total Fixed	1,418,517	1,499,879	6.1%

Total mortgages payable	$2,513,467	$2,393,652	5.4%

(1)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $50.5 million and $63.5 million at June 30, 2006 and December 31, 2005 respectively, and is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The change in mortgages payable during the six months ended June 30, 2006 consisted of the following (in thousands):

Balance at December 31, 2005	$2,393,652
Mortgage assumptions related to property acquisitions	290,693
Regularly scheduled principal amortization	(6,388)
Prepayments, final maturities and other	(164,490)

Balance at June 30, 2006	$2,513,467

     Other
     The book value of total assets pledged as collateral for mortgage loans and other obligations at June 30, 2006 and December 31, 2005 is $5.0 billion and $4.6 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at June 30, 2006.
     The total interest paid on all outstanding debt was $66.3 million and $35.5 million for the three months ended June 30, 2006 and 2005, respectively and $148.3 million and $120.1 million for the six months ended June 30, 2006 and 2005, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $13.5 million and $9.3 million for the three months ended June 30, 2006 and 2005, respectively and $26.3 million and $17.5 million for the six months ended June 30, 2006 and 2005, respectively.
(7) Distributions to Unitholders
     The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended June, 30 2006 and the annualized dividend we expect to pay for 2006:

	Quarterly	Annualized
	Cash	Cash
	Distribution	Distribution
	Per Unit	Per Unit
Common Units	$0.435	$1.74
Series I Perpetual Preferred Units(1)	1,915	7,660

(1)	Series I Preferred Units have a par value of $100,000 per unit.
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
     Since we early-adopted the fair value recognition provisions of SFAS No. 123 for all awards granted after January 1, 2003, adoption of SFAS No. 123R did not have a material impact on our financial position, net earnings or cash flows. Upon the adoption of SFAS 123R, we recorded a benefit resulting from application of an anticipated forfeiture rate on existing awards of approximately $100,000 which had no effect on our reported earnings per share. With respect to options granted prior to January 1, 2003, no stock-based employee compensation expense was reflected in the financial statements for the six months ended June 30, 2006. Recording this expense would have lowered net earnings by approximately $100,000. We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, there was no tax impact that was recorded as a result of the adoption of this standard.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     Our long-term incentive plan was approved in 1997 and was modified in connection with the Smith Merger. There have been six types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) Restricted Share Unit awards with a DEU feature (awarded prior to 2006); (iv) Restricted Share Unit awards with a cash dividend payment feature (awarded after 2005); (v) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; and (vi) performance units issued to certain named executives under our Special Long-Term Incentive Plan.
     No more than 20 million share or option awards in the aggregate may be granted under the plan, and no individual may be awarded more than 1.0 million share or option awards in any one-year period. As of June 30, 2006, Archstone-Smith had approximately 10,200,000 shares available for future grants. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.
     A summary of share option activity for the options and restricted share units is presented below:

	Option Awards		RSU Awards
		Weighted		Weighted
		Average		Average Grant
	Options	Exercise Price	Units	Price
Balance, December 31, 2005	2,702,026	$24.94	948,735	$27.77
Granted	424,523	45.58	226,666	45.58
Exercised/Settled	942,485	23.28	35,905	24.56
Forfeited	21,895	34.29	4,712	31.84
Expired	—	—	—	—
Balance, March 31, 2006	2,162,169	$29.56	1,134,784	$31.42
Granted	1,048	47.70	18,193	47.70
Exercised/Settled	89,307	24.35	23,129	25.16
Forfeited	18,633	34.49	12,048	35.00
Expired	—	—	—	—
Balance, June 30, 2006	2,055,277	$29.80	1,117,800	$31.76
     Certain of the options and restricted share units, included in the table above, have a DEU feature. The aggregate number of vested DEUs outstanding as of June 30, 2006 was 323,000. During the six months ended June 30, 2006, we recorded $250,000 as a charge to operating expense related to unvested DEUs and $788,000 of common share dividends related to vested DEUs.
     Options
     During the six months ended June 30, 2006 and 2005, the share options granted to associates had a calculated fair value of $11.28 and $4.19 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the three and six months ended June 30, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.3% and a weighted average expected life of four years. For the three and six months ended June 30, 2005, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 3.77%, a weighted average dividend yield of 5.63%, a volatility factor of 21.97% and a weighted average expected life of five years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 30% in recording option compensation expense for the three and six months ended June 30, 2006, based primarily on historical experience. The unamortized compensation cost is $2.7 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2008.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The total intrinsic value of the share options exercised during the six-month periods ended June 30, 2006 and 2005 were $24.1 million and $13.4 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option. We have 1.2 million fully vested options outstanding at June 30, 2006 with a weighted average exercise price of $23.55. The weighted-average contractual life of the fully vested options is 5.4 years, and they have an intrinsic value of $32.7 million. In addition, we have 600,000 options outstanding that we expect to vest with a weighted average exercise price of $38.59. The weighted-average contractual life of the unvested options is 9.3 years, and they have an intrinsic value of $7.3 million.
     Restricted Share Units
     Also during the six months ended June 30, 2006, we issued RSUs to senior officers and trustees of the company with an average grant date fair value of $45.75 per share. The units vest over a three-year period and the related unamortized compensation cost is $13.9 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2008.
     We have 630,000 fully vested RSUs outstanding at June 30, 2006 with a weighted average grant date fair value of $26.51. The weighted-average contractual life for the fully vested shares is 5.7 years and the intrinsic value is $32.0 million. In addition, we have 489,000 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $38.55. The weighted-average contractual life for the unvested shares is 9.2 years and the intrinsic value is $24.8 million. The total intrinsic value of the RSUs settled during the six-month periods ended June 30, 2006 and 2005 were $3.0 million and $3.0 million, respectively.
     Special Long Term Incentive Plan
     Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost at June 30, 2006 is $4.0 million.
     Summary
     The compensation cost associated with all awards for the six months ended June 30, 2006 was approximately $6.4 million, of which approximately $4.8 million was charged to operating expenses, and approximately $1.6 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the six months ended June 30, 2005 was approximately $4.5 million, of which approximately $3.5 million was charged to operating expenses, and approximately $1.0 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities.
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
     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$118,451	$111,356	$228,275	$215,115
High-rise properties	76,127	71,114	147,795	139,557
Non Same-Store and other:
Garden communities	45,457	3,445	93,271	10,592
High-rise communities	31,741	9,160	59,053	19,785
Ameriton communities(1)	2,560	1,622	5,056	2,872
Other non-reportable operating segment revenues	5,747	857	10,513	1,425

Total segment and consolidated rental revenues	$280,083	$197,554	$543,963	$389,346

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$82,589	$75,685	$158,258	$145,105
High-rise communities	52,771	47,152	101,062	91,015
Non Same-Store and other:
Garden communities	29,829	2,200	61,535	6,429
High-rise communities	21,964	5,139	40,167	10,942
Ameriton communities(1)	1,387	759	2,534	1,197
Other non-reportable operating segment NOI	3,193	784	6,630	1,243

Total segment NOI	191,733	131,719	370,186	255,931

Reconciling items:
Other income	13,585	6,848	29,801	11,975
Depreciation on real estate investments	(72,171)	(47,441)	(138,139)	(94,078)
Interest expense	(61,029)	(39,348)	(118,831)	(79,904)
General and administrative expenses	(15,912)	(13,755)	(31,297)	(28,044)
Other expenses	(22)	(8,451)	(11,295)	(31,564)

Consolidated earnings from operations	$56,184	$29,572	$100,425	$34,316

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. Pre-tax gains from the disposition of Ameriton operating assets were $33.9 million and $6.9 million for the three months ended June 30, 2006 and 2005, and $47.5 million and $20.7 million for the six months ended June 30, 2006 and 2005, respectively. These gains are classified within discontinued operations. Additionally, Ameriton had gains from the sale of unconsolidated joint venture assets that are classified within income from unconsolidated entities and gains from land sales that are classified within other income. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the REIT.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)

	June 30,	December 31,
	2006	2005
Reportable operating communities segment assets, net:
Same-Store:
Garden communities	$3,102,241	$3,125,160
High-rise communities	2,593,539	2,613,651
Non Same-Store, Under Development and other:
Garden communities	2,587,504	2,584,358
High-rise communities	1,944,142	1,411,984
Ameriton communities	332,026	569,678
ADA Settlement Accrual	37,523	47,198
Other non-reportable operating segment assets	257,674	151,539

Total segment assets	10,854,649	10,503,568
Real estate held-for-sale	20,480	19,003

Total segment assets	10,875,129	10,522,571

Reconciling items:
Investment in and advances to unconsolidated entities	193,036	132,728
Cash and cash equivalents	21,665	13,638
Restricted cash in tax-deferred exchange escrow	284,879	495,274
Other assets	401,931	302,967

Consolidated total assets	$11,776,640	$11,467,178

     Total capital expenditures for garden communities included in continuing operations were $18.3 million and $10.4 million for the three months ended June 30, 2006 and 2005, and $28.1 million and $17.1 million for the six months ended June 30, 2006 and 2005, respectively. Total capital expenditures for high-rise properties included in continuing operations were $18.6 million and $15.0 million for the three months ended June 30, 2006 and 2005, and $29.2 million and $24.4 million for the six months ended June 30, 2006 and 2005, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.9 million and $0.1 million for the three months ended June 30, 2006 and 2005, and $1.6 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.
(10) Litigation and Contingencies
     We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.
(11) Subsequent Events
     On June 26, 2006 we entered into an agreement to acquire Deutsche WohnAnlage GmbH (“DeWAG”), which owns approximately 6,100 housing units, for approximately $649 million (€518 million), subject to approval by the German merger control authority. The approval was granted and the transaction closed on July 27, 2006. DeWAG specializes in the acquisition, long-term ownership and re-sale or “privatization” of attractive residential properties in the major metropolitan areas of Southern and Western Germany. The transaction was financed through the assumption of $383 million (€306 million) in existing debt and a new term loan provided by a third-party lender of approximately $266 million (€212 million). All debt related to this transaction is denominated in Euros. The values indicated are subject to purchase accounting adjustments.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     On July 14, 2006 we issued $575 million of exchangeable senior unsecured notes that are due in 2036 with a coupon of 4%. The notes are exchangeable into Archstone-Smith common shares at an initial exchange ratio of 15.7206 per $1,000 principal of notes (or an initial exchange price of $63.6108 per common share). No separate value will be ascribed to the conversion feature. The company received approximately $563 million in net proceeds from this offering. The notes are senior unsecured obligations of the Operating Trust. The company used the net proceeds from the offering to repay outstanding balances under its revolving credit facility and certain secured debt, and intends to use the remainder to repay additional secured debt, make incremental investments and for general corporate purposes. The notes may be exchanged at the option of the holder at any time on or after July 18, 2011, and prior thereto only upon the occurrence of specified events. Upon exchange, the company may pay cash, common shares of Archstone-Smith or a combination thereof based on the exchange value of the notes, however, we may irrevocably elect to deliver cash only to satisfy the exchange of the principal amount of the notes (and satisfy any amount in excess of the principal amount due upon exchange in cash, common shares of Archstone-Smith or a combination thereof). The notes will be redeemable at par at the option of the company on or after July 18, 2011, and noteholders may require the company to repurchase the notes for cash at par on July 18, 2011 and July 15, 2016, 2021, 2026 and 2031.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee and Unitholders
Archstone-Smith Operating Trust:
     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of earnings for the three and six-month periods ended June 30, 2006 and 2005; the condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income (loss) for the six-month period ended June 30, 2006; and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.
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
     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Archstone-Smith Operating Trust as of December 31, 2005, and the related consolidated statements of earnings, unitholders’ equity, other common unitholders’ interest and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Denver, Colorado
August 4, 2006

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
     The Company
     We are engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is the sole trustee and owns approximately 86.5% of our Common Units as of June 30, 2006.
     Results of Operations
Executive Summary
     The major factors that influenced our operating results for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 were as follows:
•	NOI increased significantly due primarily to substantial net acquisition activity, including the Oakwood transaction, and an increase of 10.2% in NOI for our same-store communities that were operating as of April 1, 2005.

•	Other income was higher due primarily to (i) higher interest income attributable to our growing mezzanine loan financing activities (ii) a favorable net change in our estimates related to hurricane Wilma damage and the corresponding insurance recoveries which aggregated $2.8 million and (iii) $1.4 million associated with insurance recoveries related to moisture infiltration and resulting mold litigation at previously owned communities in Southeast Florida.

•	The higher depreciation and interest expense was due to the increase in the size of the real estate portfolio and the related financing activities, respectively. Rising interest rates also influenced the increase in interest expense.

•	Other expense was higher in 2006 due principally to higher Ameriton income taxes and higher debt extinguishment costs in connection with dispositions and an impairment charge related to a non-core asset, partially offset by a charge in 2005 related to the settlement of the FHA/ADA lawsuit.

•	Income from unconsolidated entities was higher for the quarter ended June 30, 2006 due to more income from community dispositions and related venture liquidations.

•	Non-operating income for the quarter ended June 30, 2006 was lower due to the gain on sale of our Rent.com investment and marketable securities in 2005.

•	The increase in net earnings from discontinued operations was driven principally by higher gains from the disposition of real estate in 2006.
     The major factors that influenced our operating results for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were as follows:
•	NOI increased significantly due primarily to substantial net acquisition activity, including the Oakwood transaction, and an increase of 9.8% in NOI for our same-store communities that were operating as of January 1, 2005.

•	Other income was higher due primarily to (i) $8.5 million associated with insurance recoveries related to moisture infiltration and resulting mold litigation at previously owned communities in Southeast Florida (ii) higher interest income attributable to our growing mezzanine loan financing activities and (iii) a favorable net change in our estimates related to hurricane Wilma damage and the corresponding insurance recoveries which aggregated $2.8 million.

•	The higher depreciation and interest expense was due to the increase in size of the real estate portfolio and the related financing activities, respectively. Rising interest rates also influenced the increase in interest expense.

•	Other expense was lower due primarily to higher debt extinguishment costs and the settlement of the FHA/ADA lawsuit in 2005, partially offset by higher Ameriton income taxes associated with disposition gains and aggregate impairments of $4.3 million on a non-core asset in 2006.

•	Income from unconsolidated entities was higher for the six months ended June 30, 2006 due to more income from community dispositions and related venture liquidations.

•	Non-operating income was lower in 2006 due to the gain on the sale of our Rent.com investment and marketable securities in 2005.

•	The increase in net earnings from discontinued operations was driven principally by higher gains from the disposition of real estate in 2006.
Reconciliation of Quantitative Summary to Consolidated Statements of Earnings
     The following schedules are provided to reconcile our consolidated statements of earnings to the information presented in the “Quantitative Summary” provided in the next section:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$280,083	$10,050	$290,133	$197,554	$41,143	$238,697
Other income	13,585	—	13,585	6,848	—	6,848
Property operating expenses (rental expenses and real estate taxes)	88,350	5,427	93,777	65,835	18,819	84,654
Depreciation on real estate investments	72,171	1,108	73,279	47,441	9,090	56,531
Interest expense	61,029	3,057	64,086	39,348	10,663	50,011
General and administrative expenses	15,912	—	15,912	13,755	—	13,755
Other expense	22	19,890	19,912	8,451	723	9,174
Income from unconsolidated entities	10,518	—	10,518	5,794	—	5,794
Other non-operating income	243	—	243	4,778	—	4,778
Gains, net of disposition costs	—	145,241	145,241	—	20,342	20,342

Net earnings	$66,945	$125,809	$192,754	$40,144	$22,190	$62,334

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$543,963	$31,408	$575,371	$389,346	$84,206	$473,552
Other income	29,801	—	29,801	11,975	—	11,975
Property operating expenses (rental expenses and real estate taxes)	173,777	16,501	190,278	133,415	39,000	172,415
Depreciation on real estate investments	138,139	4,714	142,853	94,078	19,427	113,505
Interest expense	118,831	7,006	125,837	79,904	21,458	101,362
General and administrative expenses	31,297	—	31,297	28,044	—	28,044
Other expense	11,295	22,456	33,751	31,564	8,417	39,981
Income from unconsolidated entities	29,396	—	29,396	16,911	—	16,911
Other non-operating income	419	—	419	28,783	—	28,783
Gains, net of disposition costs	—	225,675	225,675	—	60,262	60,262

Net earnings	$130,240	$206,406	$336,646	$80,010	$56,166	$136,176

Quantitative Summary
     This summary is provided for reference purposes and is intended to support and be read in conjunction with the narrative discussion of our results of operations. This quantitative summary includes all operating activities, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze the business. We generally reinvest disposition proceeds into new operating communities and developments and therefore believe it is most useful to analyze continuing and discontinued operations on a combined basis. The impact of communities classified as “discontinued operations” for GAAP reporting purposes is discussed separately in a later section under the caption “Discontinued Operations Analysis.”

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Variance	2006	2005	Variance
Rental revenues:
Same-Store(1)	$194,578	$182,470	$12,108	$376,070	$354,671	$21,399
Non Same-Store and other	83,855	46,643	37,212	175,122	99,162	75,960
Ameriton	5,953	8,726	(2,773)	13,666	18,294	(4,628)
Non-multifamily and international	5,747	858	4,889	10,513	1,425	9,088

Total rental revenues	290,133	238,697	51,436	575,371	473,552	101,819

Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	59,218	59,633	415	116,750	118,551	1,801
Non Same-Store and other	28,902	20,620	(8,282)	62,613	44,794	(17,819)
Ameriton	3,104	4,327	1,223	7,031	8,887	1,856
Non-multifamily and international	2,553	74	(2,479)	3,884	183	(3,701)

Total property operating expenses	93,777	84,654	(9,123)	190,278	172,415	(17,863)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Variance	2006	2005	Variance
Net operating income (rental revenues less property operating expenses)	196,356	154,043	42,313	385,093	301,137	83,956
Margin(NOI/rental revenues):	67.7%	64.5%	3.2%	66.9%	63.6%	3.3%
Average occupancy during period:(2)	94.8%	95.1%	(0.3%)	94.8%	94.7%	0.1%

Other income	13,585	6,848	6,737	29,801	11,975	17,826
Depreciation of real estate investments	73,279	56,531	(16,748)	142,853	113,505	(29,348)

Interest expense	77,623	59,274	(18,349)	152,145	118,844	(33,301)
Capitalized interest	13,537	9,263	4,274	26,308	17,482	8,826

Net interest expense	64,086	50,011	(14,075)	125,837	101,362	(24,475)
General and administrative expenses	15,912	13,755	(2,157)	31,297	28,044	(3,253)
Other expense	19,912	9,174	(10,738)	33,751	39,981	6,230

Earnings from continuing and discontinued operations	36,752	31,420	5,332	81,156	30,220	50,936

Equity in earnings from unconsolidated entities	10,518	5,794	4,724	29,396	16,911	12,485
Other non-operating income	243	4,778	(4,535)	419	28,783	(28,364)
Gains on disposition of real estate investments, net of disposition costs Taxable subsidiaries	33,910	6,937	26,973	47,526	20,703	26,823
REIT	111,331	13,405	97,926	178,149	39,559	138,590

Net earnings	$192,754	$62,334	$130,420	$336,646	$136,176	$200,470

(1)	Reflects revenues and operating expenses for Same-Store communities that were owned on June 30, 2006 and fully operating during both of the comparison periods.

(2)	Does not include occupancy associated with properties owned by Ameriton, located in Germany or operated under the Oakwood Master Leases.
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
     Same-Store Analysis
     The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on June 30, 2006 and fully operating during each of the respective comparison periods.

			Same-Store Expense
	Same-Store Revenue Growth		Growth/(Decline)		Same-Store NOI Growth
	Q2 2006 vs.	YTD 2006 vs.	Q2 2006 vs.	YTD 2006 vs.	Q2 2006 vs.	YTD 2006 vs.
	Q2 2005	YTD 2005	Q2 2005	YTD 2005	Q2 2005	YTD 2005
Garden	6.4%	6.1%	0.5%	0.0%	9.1%	9.1%
High-Rise	7.1%	5.9%	(2.5%)	(3.7%)	11.9%	11.0%
Total	6.6%	6.0%	(0.7%)	(1.5%)	10.2%	9.8%

     Both quarter-to-date and year to date Same-Store revenues increased in each of our core markets for both the garden and the high-rise portfolios, resulting primarily from higher rental income per unit. We are seeing significant upward pressure on new move-in rental rates as a result of a number of factors, including: (i) employment growth; (ii) lack of new apartment supply due to limited land to build competing assets; (iii) less speculation in the market concerning home or condominium appreciation; and (iv) rising interest rates, all of which have translated into significant increases in our revenue growth. In addition, we continue to believe that our strong operating performance is not only the result of improving operating fundamentals, but also the continued enhancements we are making to many components of our operating platform, such as LRO, MRI, online lease, resident portal and internet marketing. We believe that all of these improvements have resulted in meaningful efficiencies for us. The overall portfolio decrease in our quarter to date and year to date Same-Store operating expenses was driven principally by: (i) lower utility expense as a result of higher resident reimbursements, primarily in Washington DC where we recently completed the rollout of our utility reimbursement program, and a milder winter compared to last year and (ii) lower than expected health insurance and workers’ compensation costs due to lower claim projections reflected in our actuarial studies. These revenue and expense fluctuations resulted in overall NOI growth in our Same-Store portfolio of 10.2% and 9.8% for the quarter and year to date period ended June 30, 2006, respectively. This growth was driven principally by strong NOI growth in Southern California and the New York City metropolitan area – which represent more than 35% of the company’s portfolio – with quarter-to-date Same-Store NOI increases of 11.7% and 18% and year-to-date Same-Store NOI increases of 11.7% and 14.5%, respectively.
     Non Same-Store and Other Analysis
     The $28.9 million increase in NOI in the Non Same-Store portfolio for the quarter ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to: (i) $28.1 million related to acquisitions; (ii) $3.5 million related to recently stabilized development communities and communities in lease-up; (iii) $13.6 million related to the Oakwood Master Leases; offset by (iv) $15.9 million related to community dispositions.
     The $58.1 million increase in NOI in the Non Same-Store portfolio for the six months ended June 30, 2006 as compared to the same period in 2005 is primarily attributable to: (i) $52.2 million related to acquisitions; (ii) $7.3 million related to recently stabilized development communities and communities in lease-up; (iii) $26.7 million related to the Oakwood Master Leases; offset by (iv) $27.8 million related to community dispositions.
     The Oakwood Master Leases also contributed to our overall margin improvement in both comparison periods since the only operating expenses we incur relate to property taxes and insurance.
     Ameriton
     The decrease in NOI from Ameriton apartment communities for the three and six months ended June 30, 2006 as compared to the comparable period in the prior year is primarily attributable to dispositions.
     Non Multi-family and International
     The increase in NOI for the three and six months ended June 30, 2006 as compared to the comparable period in the prior year is primarily attributable to commercial/retail income associated with a non-multifamily asset purchased by Ameriton in 2005 and NOI from our recent German acquisitions.
Other Income
     Other income was higher for the quarter ended June 30, 2006 as compared to the same period in 2005 due primarily to (i) higher interest income attributable to our growing mezzanine loan financing activities (ii) a favorable net change in our estimates related to hurricane Wilma damage and the corresponding insurance recoveries which aggregated $2.8 million and (iii) $1.4 million associated with insurance recoveries related to moisture infiltration and resulting mold litigation at previously owned communities in Southeast Florida.
     Other income for the six months ended June 30, 2006 was higher due to the same factors. In addition, we received an additional $7.1 million in the three months ended March 31, 2006 associated with an insurance recovery related to moisture infiltration and resulting mold litigation at a previously owned community in Southeast Florida.

Depreciation Expense
     The depreciation increase for the three and six months ended June 30, 2006 is primarily related to the increase in the size of the real estate portfolio.
Interest Expense
     The increase in gross interest expense during the three and six months ended June 30, 2006 is due to higher average debt levels associated with the increased size of the real estate portfolio combined with higher average interest rates on our debt. The Oakwood transaction was the most significant driver of the portfolio increase. Capitalized interest also increased significantly as a result of the increase in the size and number of communities under construction and, to a lesser extent, higher average interest rates.
Other Expenses
     Other expense for the quarter ended June 30, 2006 was higher due principally to higher Ameriton income taxes and debt extinguishment costs in connection with dispositions and an impairment charge related to a non-core asset, partially offset by a charge in 2005 related to the settlement of the FHA/ADA lawsuit.
     For the six months ended June 30, 2006 the factors noted above were more than offset by significant debt extinguishment costs in 2005, resulting in an overall decrease in other expense. We incurred $22.9 million of early debt extinguishment costs related to payoff of mortgages in the first quarter of 2005.
General and Administrative Expenses
     General and administrative expenses were higher for the three and six months ended June 30, 2006 due primarily to higher personnel-related costs which was driven principally by our recent European expansion.
Equity in Income from Unconsolidated Entities
     Income from unconsolidated entities was higher in 2006 primarily due to due to more income from community dispositions and related venture liquidations.
Other Non-Operating Income
     Non-operating income was lower for the three and six months ended June 30, 2006 due to the gain on the sale of our Rent.com investment and marketable securities in 2005.
Gains on Real Estate Dispositions
     See “Discontinued Operations Analysis” below for discussion of gains.

Discontinued Operations Analysis
     Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held-for-sale as of June 30, 2006 (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental revenues	$10,050	$41,143	$31,408	$84,206
Rental expenses	(4,128)	(13,290)	(11,809)	(27,983)
Real estate taxes	(1,299)	(5,529)	(4,692)	(11,017)
Depreciation on real estate investments	(1,108)	(9,090)	(4,714)	(19,427)
Interest expense(1)	(3,057)	(10,663)	(7,006)	(21,458)
Income taxes from taxable REIT subsidiaries	(11,862)	(392)	(11,364)	(3,028)
Provision for possible loss on real estate investment	(2,128)	—	(4,328)	—
Debt extinguishment costs related to dispositions	(5,900)	(331)	(6,764)	(5,389)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	33,910	6,937	47,526	20,703
REIT	111,331	13,405	178,149	39,559

Total discontinued operations	$125,809	$22,190	$206,406	$56,166

Number of communities sold during the period	16	4	23	9
Number of sold communities included in discontinued operations NOI	16	47	22	51
Number of communities classified as held-for-sale and included in discontinued operations NOI as of June 30, 2006	2	0	2	0

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $1.7 million and $8.0 million for the three months ended June 30, 2006 and 2005, and $3.6 million and $15.5 million for the six months ended June 30, 2006 and 2005, respectively
     As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in our core markets, we had significant disposition activity in both 2006 and 2005, although there was higher transaction volume in 2006. The resulting gains, net of disposition costs, including those from Ameriton, were the biggest drivers of overall earnings from discontinued operations. NOI related to communities sold or classified as held-for-sale was higher in 2005 as compared to 2006 due primarily to the sold communities that produced more NOI in 2005 than 2006. Changes in direct operating expenses and allocated interest expense are generally proportional to the communities included in discontinued operations for each period. Depreciation is proportionately higher in 2005 as a result of communities that have been added to discontinued operations. We cease depreciating an asset prospectively from the period it is added to discontinued operations. Gains and debt extinguishment costs are deal-specific and therefore will not necessarily correlate with the volume of activity in discontinued operations.
Liquidity and Capital Resources
     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and our demonstrated ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006. Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the periods ending June 30, 2006 and 2005.

     Scheduled Debt Maturities and Interest Payment Requirements
     We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. As of June 30, 2006 we had scheduled maturities of $53.8 million, $514.0 million and $546.4 million during 2006, 2007 and 2008, respectively. On July 27, 2006 we had $21.0 million borrowed on our unsecured credit facilities, $48.1 million outstanding under letters of credit and available borrowing capacity on our unsecured credit facilities of $630.9 million.
     Our unsecured credit facilities, long-term unsecured debt and mortgages payable had effective weighted average interest rates of 5.58%, 5.86% and 5.41%, respectively, as of June 30, 2006. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.
     Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the period ended June 30, 2006.
     Unitholder Distribution Requirements
     Based on anticipated distribution levels for 2006 and the number of units outstanding as of June 30, 2006, we anticipate that we will pay distributions of $435.8 million in the aggregate during the year ended December 31, 2006. This amount represents distributions on our Common and Preferred Units.
     Planned Investments
     Following is a summary of planned investments as of June 30, 2006, including amounts for the Operating Trust and Ameriton, but excluding unconsolidated joint ventures (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors. In Planning is defined as those parcels of land owned or Under Control, which are in the development planning process, upon which construction is expected subsequent to the completion of the entitlement and building permit processes. Under Control is the term we use to identify land parcels which we do not own, yet have an exclusive right to purchase through contingent contract or letter of intent during a contractually agreed upon time period, subject to approval of contingencies during the due diligence and entitlement processes.

	Planned Investments
	Discretionary	Committed
Communities under redevelopment	$3,024	$8,543
Communities under construction	—	388,732
Communities In Planning and owned	1,313,719	—
Communities In Planning and Under Control	507,484	—
Community acquisitions under contract	490,300	—
FHA/ADA Settlement Capital Accrual	—	37,523

Total	$2,314,527	$434,798

     In addition to the planned investments noted above, we expect to make additional investments in (i) unconsolidated joint ventures; (ii) recently acquired communities; and (iii) capital expenditures to improve and maintain our established operating communities.
     In June 2006 we closed on a joint venture transaction, with the State of Wisconsin Investment Board (“SWIB”). SWIB committed $100 million of capital for 80% of the equity whereas we committed $25 million of capital for the remaining 20%. We expect the venture to be approximately 65% leveraged. No investments had been acquired by the venture as of June 30, 2006.

     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2008. No assurances can be given that communities we do not currently own will be acquired or that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.
     Funding Sources
     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program, existing cash balances, borrowings under our unsecured credit facilities and proceeds from long-term financing. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. We had $630.9 million in available capacity on our unsecured credit facilities, $219.7 million of cash in tax-deferred exchange escrow and $484.5 million of cash on hand at July 27, 2006. In addition, we expect to complete the disposition of $569.0 to $769.0 million of Operating Trust operating communities during the remainder of 2006.
   Subsequent Events Which Will Impact Liquidity and Capital Resources
     On June 26, 2006 we entered into an agreement to acquire Deutsche WohnAnlage GmbH (“DeWAG”), which owns approximately 6,100 housing units, for approximately $649 million (€518 million), subject to approval by the German merger control authority. The approval was granted and the transaction closed on July 27, 2006. DeWAG specializes in the acquisition, long-term ownership and re-sale or “privatization” of attractive residential properties in the major metropolitan areas of Southern and Western Germany. The transaction was financed through the assumption of $383 million (€306 million) in existing debt and a new term loan provided by a third-party lender of approximately $266 million (€212 million). The values indicated are subject to purchase accounting adjustments.
     On July 14, 2006 we issued $575 million of exchangeable senior unsecured notes that are due in 2036 with a coupon of 4%. The notes are exchangeable into Archstone-Smith common shares at an initial exchange ratio of 15.7206 per $1,000 principal of notes (or an initial exchange price of $63.6108 per common share). No separate value will be ascribed to the conversion feature. The company received approximately $563 million in net proceeds from this offering. The notes are senior unsecured obligations of the Operating Trust. The company used the net proceeds from the offering to repay outstanding balances under its revolving credit facility and certain secured debt, and intends to use the remainder to repay additional secured debt, make incremental investments and for general corporate purposes. The notes may be exchanged at the option of the holder at any time on or after July 18, 2011, and prior thereto only upon the occurrence of specified events. Upon exchange, the company may pay cash, common shares of Archstone-Smith or a combination thereof based on the exchange value of the notes, however, we may irrevocably elect to deliver cash only to satisfy the exchange of the principal amount of the notes (and satisfy any amount in excess of the principal amount due upon exchange in cash, common shares of Archstone-Smith or a combination thereof). The notes will be redeemable at par at the option of the company on or after July 18, 2011, and noteholders may require the company to repurchase the notes for cash at par on July 18, 2011 and July 15, 2016, 2021, 2026 and 2031.
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
     The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate, of which $37.5 million remains accrued at June 30, 2006. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We paid a settlement totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs.

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
     Consolidation vs. Equity Method of Accounting for Ventures
     From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (as revised) and Emerging Issues Task Force EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”
Off Balance Sheet Arrangements
     Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at June 30, 2006, aggregated $193.0 million. Please refer to Note 4, “Investments in and Advances to Unconsolidated Entities,” for additional information.
     As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements.

Contractual Commitments
     The following is a summary of significant changes in contractual commitments for the six months ended June 30, 2006:
•	Please refer to “Scheduled Debt Maturities and Interest Payment Requirements” and “Planned Investments” for further discussion of significant contractual commitments.

•	Please refer to “Subsequent Events” above for discussion of contractual commitments related to our recent convertible debt offering and acquisition of DeWAG.

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
Foreign Currency Hedging Activities
     We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. We have entered into two foreign currency forward contracts and have designated them as cash flow hedges. The notional amounts of the contracts are €8.5 million and €7.5 million, with fair market values at June 30, 2006 of ($0.6) million and ($0.3) million, respectively.
Energy Contract Hedging Activities
     We are exposed to price risk associated with the volatility of fuel oil and electricity rates. We have entered into contracts with several of our suppliers to fix our payments on set quantities of fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. At June 30, 2006, we had energy-related derivatives with aggregate notional amounts of $6.3 million and an estimated fair value of $0.2 million. These contracts mature on or before June 30, 2007.
     See Item 7A in our 2005 Form 10-K for detailed information about the qualitative and quantitative disclosures about our market risk.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was, to the best of their knowledge, effective as of June 30, 2006, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to June 30, 2006, there were no significant changes in the Operating Trust’s internal control over financial reporting or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Events
     None
Item 6. Exhibit Index
     See Exhibit Index.

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
Mark A. Schumacher
Senior Vice-President and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 4, 2006

           Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on June 2, 2006)

3.3	Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 3.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.1	Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.2	Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions

15.1	Independent Registered Public Accounting Firm Awareness Letter

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002