Form 10-Q
period 2006-09-30
ARCHSTONE SMITH OPERATING TRUST
filed 2006-11-09
CIK 80737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
   At October 30, 2006 there were approximately 30,338,000 of the Registrant’s Class A-1 and Class B Common Units outstanding, held by non-affiliates.

		Page
Item	Description	Number

	PART 1 – Financial Information

1.	Financial Statements
	Condensed Consolidated Balance Sheets – September 30, 2006 (unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of Earnings – Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income (Loss) –Nine months Ended September 30, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine months Ended September 30, 2006 and 2005 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Independent Registered Public Accounting Firm Review Report	24

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

3.	Quantitative and Qualitative Disclosures about Market Risk	35

4.	Controls and Procedures	36

	PART II – Other Information

1.	Legal Proceedings	37

1A.	Risk Factors	37

2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

3.	Defaults Upon Senior Securities	37

4.	Submission of Matters to a Vote of Security Holders	37

5.	Other Information	37

6.	Exhibits	37
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions
Independent Registered Public Accounting Firm Awareness Letter
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Archstone-Smith Operating Trust
Condensed Consolidated Balance Sheets
(In thousands, except unit data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Real estate	$13,105,946	$11,226,114
Real estate — held-for-sale	135,939	133,150
Less accumulated depreciation	934,658	836,693

	12,307,227	10,522,571
Investments in and advances to unconsolidated entities	212,884	132,728

Net investments	12,520,111	10,655,299
Cash and cash equivalents	52,080	13,638
Restricted cash in tax-deferred exchange escrow	54,579	495,274
Other assets	480,561	302,967

Total assets	$13,107,331	$11,467,178

LIABILITIES AND UNITHOLDERS’ EQUITY

Liabilities:
Unsecured credit facilities	$25,714	$394,578
Term loan — international	272,792	—
Long-term unsecured debt	3,388,156	2,545,119
Mortgages payable	2,794,204	2,310,277
Mortgages payable — held-for-sale	83,375	83,375
Accounts payable	75,124	53,366
Accrued expenses and other liabilities	416,637	311,673

Total liabilities	7,056,002	5,698,388

Other common unitholders’ interest, at redemption value (A-1 Common Units: 30,784,610 in 2006 and 33,910,022 in 2005)	1,675,914	1,420,491

Unitholders’ equity:
Perpetual Preferred Units	50,000	50,000
Common unitholders equity (218,758,589 units in 2006 and 212,413,939 units in 2005)	4,332,448	4,300,019
Accumulated other comprehensive income (loss)	(7,033)	(1,720)

Total unitholders’ equity	4,375,415	4,348,299

Total liabilities and unitholders’ equity	$13,107,331	$11,467,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Condensed Consolidated Statements of Earnings
(In thousands, except per unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental revenues	$299,366	$222,744	$828,065	$604,105
Other income	27,299	25,840	57,100	37,815

	326,665	248,584	885,165	641,920

Expenses:
Rental expenses	75,665	51,707	191,611	145,805
Real estate taxes	25,748	20,037	76,806	56,208
Depreciation on real estate investments	68,708	53,916	203,073	146,605
Interest expense	72,751	46,680	186,833	123,946
General and administrative expenses	18,497	13,600	49,794	41,644
Other expenses	1,986	5,538	14,046	37,047

	263,355	191,478	722,163	551,255

Earnings from operations	63,310	57,106	163,002	90,665
Equity in earnings from unconsolidated entities	2,088	1,839	31,484	18,750
Other non-operating income	1,718	72	2,137	28,855

Net earnings before discontinued operations	67,116	59,017	196,623	138,270
Net earnings from discontinued apartment communities	82,995	129,046	290,134	185,969

Net earnings	150,111	188,063	486,757	324,239
Preferred unit distributions	(957)	(958)	(2,872)	(3,614)

Net earnings attributable to Common Units — Basic	$149,154	$187,105	$483,885	$320,625

Weighted average Common Units outstanding:
Basic	248,695	232,794	247,950	226,778

Diluted	249,643	233,996	248,810	227,803

Earnings per Common Unit — Basic:
Earnings before discontinued operations	$0.27	$0.25	$0.78	$0.59
Discontinued operations, net	0.33	0.55	1.17	0.82

Net earnings	$0.60	$0.80	$1.95	$1.41

Earnings per Common Unit — Diluted:
Earnings before discontinued operations	$0.27	$0.25	$0.78	$0.59
Discontinued operations, net	0.33	0.55	1.16	0.82

Net earnings	$0.60	$0.80	$1.94	$1.41

Distributions paid per Common Unit	$0.435	$0.4325	$1.305	$1.2975

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Condensed Consolidated Statement of Unitholders’ Equity,
Other Common Unitholders’ Interest and Comprehensive Income (Loss)
Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

	Perpetual
	Preferred
	Units at		Accumulated
	Aggregate	Common	Other		Other Common
	Liquidation	Unitholders’	Comprehensive	Total Unitholders’	Unitholders’
	Preference	Equity	Income (Loss)	Equity	Interest	Total
Balances at December 31, 2005	$50,000	$4,300,019	$(1,720)	$4,348,299	$1,420,491	$5,768,790
Comprehensive income:

Net earnings	—	422,541	—	422,541	64,216	486,757
Change in fair value of hedges	—	—	(8,525)	(8,525)	—	(8,525)
Change in fair value of marketable securities	—	—	1,415	1,415	—	1,415
Foreign currency exchange translation	—	—	1,797	1,797	—	1,797

Comprehensive income attributable to Common Units						481,444

Preferred Unit distribution	—	(2,872)	—	(2,872)	—	(2,872)
Common Unit distributions	—	(281,755)	—	(281,755)	(42,289)	(324,044)
A-1 Common Units converted into A-2 Common Units	—	107,758	—	107,758	(107,758)	—
Exercise of Options	—	29,441	—	29,441	—	29,441
Accrual of equity-classified awards under Compensation Plans	—	5,670	—	5,670	—	5,670
Issuance of A-1 Common Units under Dividend Reinvestment Plans	—	17,472	—	17,472	—	17,472
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	81,412	81,412
Adjustment to redemption value	—	(259,842)	—	(259,842)	259,842	—
Other, net	—	(5,984)	—	(5,984)	—	(5,984)

Balances at September 30, 2006	$50,000	$4,332,448	$(7,033)	$4,375,415	$1,675,914	$6,051,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net earnings	$486,757	$324,239
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	222,360	181,087
Gains on dispositions of depreciated real estate	(314,246)	(196,549)
Gains on sale of marketable equity securities	—	(27,948)
Change in swap value — DeWAG hedges	1,407	—
Provision for possible loss on investments	4,328	—
Undistributed equity in earnings from unconsolidated entities	3,610	(18,750)
Interest accrued on Mezzanine loans	(7,814)	(3,308)
Change in other assets	14,757	(29,022)
Change in accounts payable, accrued expenses and other liabilities	22,854	22,721
Other, net	(6,733)	(602)

Net cash flow provided by operating activities	427,280	251,868

Investing activities:
Real estate investments	(1,826,663)	(1,599,629)
Purchase of DeWAG net of cash acquired of $20,364	(252,428)	—
Change in investments in unconsolidated entities, net	(67,523)	23,488
Proceeds from dispositions	1,190,054	812,206
Change in restricted cash	440,695	55,515
Change in notes receivable, net	(83,592)	(41,826)
Other, net	7,679	(1,735)

Net cash flow used in investing activities	(591,778)	(751,981)

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	859,385	495,724
Payments on Long-Term Unsecured Debt	(31,250)	(231,250)
Proceeds from (payments on) unsecured credit facilities, net	(368,864)	187,007
Principal repayment of mortgages payable, including prepayment penalties	(220,410)	(263,457)
Regularly scheduled principal payments on mortgages payable	(11,723)	(9,392)
Proceeds from term loan to fund DeWAG investment	272,792	—
Proceeds from mortgage notes payable	—	655
Proceeds from Issuance of Common Units, net	—	491,440
Proceeds from Common Units issued under DRIP and employee stock options	46,913	33,275
Repurchase of Common Units and Preferred Units	—	(56,495)
Repurchase of Series E and F Perpetual Preferred Units	—	(19,522)
Cash distributions paid on Common Units	(324,044)	(312,568)
Cash distributions paid on Preferred Units	(2,872)	(2,873)
Other, net	(16,987)	(2,368)

Net cash flow provided by financing activities	202,940	310,176

Net change in cash and cash equivalents	38,442	(189,937)
Cash and cash equivalents at beginning of period	13,638	203,255

Cash and cash equivalents at end of period	$52,080	$13,318

Significant non-cash investing and financing activities:
A-1 Common Units issued in exchange for real estate	$81,412	$400,749
N-1 and N-2 Convertible Redeemable Units issued in exchange for real estate	—	250
A-1 Common Units converted to A-2 Common Units	107,758	5,547
Assumption of mortgages payable upon purchase of apartment communities	728,484	654,727
These Condensed Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)
(1) Description of the Business and Summary of Significant Accounting Policies
     Business
     Archstone-Smith is structured as an UPREIT under which all property ownership and business operations are conducted through the Archstone-Smith Operating Trust, which we refer to herein as the “Operating Trust”. Archstone-Smith is our sole trustee and owns approximately 87.7% of the Operating Trust’s outstanding Common Units; the remaining 12.3% of the Common Units are owned by minority interest holders. As used herein, “we,” “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our unitholders by acquiring, developing, redeveloping and operating apartments in our core markets which are characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.
     Interim Financial Reporting
     The accompanying Condensed Consolidated Financial Statements of the Operating Trust are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management believes that the disclosures presented are adequate for interim reporting, these interim financial statements should be read in conjunction with the financial statements and notes included in the Operating Trust’s Annual Report on Form 10-K, for the year ended December 31, 2005 (“2005 Form 10-K”). See the glossary in our 2005 Form 10-K for all defined terms not defined herein.
     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.
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

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases. This amortization expense is included in depreciation on real estate investments in our Condensed Consolidated Statements of Earnings.
     Goodwill and Other Intangibles
     We recognized goodwill in connection with the DeWAG acquisition. Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets. Intangible assets consist of non-compete agreements and lease related intangibles. We will perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of our goodwill or intangible assets, which are included in other assets.
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
     Derivative Financial Instruments
     We utilize derivative financial instruments to manage our interest rate risk, foreign currency exchange risk, exposure to changes in the fair value of certain investments in equity securities and exposure to volatile energy prices. During 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Under SFAS No. 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. The changes in fair value of a fair value hedge and the fair value of the items hedged are generally recorded in earnings for each reporting period. The change in the fair value of effective cash flow hedges and foreign currency hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). If effective, our hedges have little or no impact on our current earnings. The most significant derivative transactions entered into during the nine months ended September 30, 2006 were the execution of forward treasury locks, which fixed the treasury rate component on $300 million of unsecured debt that we expect to refinance in 2007, and another $300 million we expect to refinance in 2008. On October 23, 2006, we settled these treasury locks. The resulting $2.0 million gain will be amortized into interest expense over the term of the debt, when issued. In connection with the DeWAG transaction, we assumed interest rate swaps with an aggregate notional amount of €227 million. These swaps, which had an aggregate fair value of approximately $4.0 million at September 30, 2006, were put in place by DeWAG to fix the interest cost associated with certain variable rate mortgages. These

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
derivatives were not designated as hedges for US GAAP purposes. Changes in fair value are recorded as adjustments to interest expense.
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
     Our accumulated other comprehensive income (loss) for the nine months ended September 30, 2006 was as follows (in thousands):

	Net Unrealized			Accumulated
	Gains on		Foreign	Other
	Marketable	Cash Flow	Currency	Comprehensive
	Securities	Hedges	Translation	Income (Loss)
Balance at December 31, 2005	$184	$(1,612)	$(292)	$(1,720)
Change in fair value of hedges	—	(8,525)	—	(8,525)
Foreign currency exchange translation and other	—	—	1,797	1,797
Mark to market for marketable equity securities	1,415	—	—	1,415

Balance at September 30, 2006	$1,599	$(10,137)	$1,505	$(7,033)

     Per Unit Data
     Following is a reconciliation of basic EPS to diluted EPS for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings attributable to Common Units — Basic and Diluted	$149,154	$187,105	$483,885	$320,625

Weighted average number of Common Units
Outstanding — Basic	248,695	232,794	247,950	226,778
Assumed exercise of options	948	1,202	860	1,025

Weighted average number of Common Units
Outstanding — Diluted	249,643	233,996	248,810	227,803

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
     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP addresses certain implementation issues related to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities.” Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of: (a) whether an entity is a variable interest entity (VIE); (b) which interests are “variable interests” in the entity; and (c) which party, if any, is the primary beneficiary of the VIE. Our assessment of variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred, beginning July 1, 2006. The company will evaluate the impact of this FSP at the time any such “reconsideration event” occurs, and for any new entities with which the company becomes involved in future periods.
     In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material effect on our financial position, net earnings or cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material effect on our financial position, net earnings or cash flows.
     Please refer to Note 9 for details regarding the implementation of SFAS No. 123R, “Share-Based Payment.”

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(2) Real Estate
     Investments in Real Estate
     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	September 30,	December 31,
	2006	2005
	Investment	Investment

Operating Trust Apartment Communities:
Operating communities	$11,163,224	$9,966,915

Communities under construction	683,330	575,631
Development communities In Planning(1)	72,948	24,365

Total Operating Trust apartment communities	11,919,502	10,566,911
Ameriton(1)	503,887	692,269
International and other real estate assets(2)	818,496	100,084

Total real estate	$13,241,885	$11,359,264

(1)  In Planning is defined as those parcels of land owned or Under Control, which are in the development planning process, upon which construction is expected subsequent to the completion of the entitlement and building permit processes. Under Control is the term we use to identify land parcels which we do not own, yet have an exclusive right to purchase through contingent contract or letter of intent during a contractually agreed upon time period, subject to approval of contingencies during the due diligence and entitlement processes. Our investment as of September 30, 2006 and December 31, 2005 for development communities In Planning – Under Control was $8.2 million and $145,000, respectively, and is reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.
(2)   Includes land that is not In Planning and other real estate assets.
The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2005	$11,359,264
Acquisition-related expenditures (including DeWAG)	2,313,142
Redevelopment expenditures	38,937
Recurring capital expenditures	32,677
Development expenditures, including initial acquisition costs	270,514
Acquisition of land for development	193,451
Dispositions	(981,345)
Provision for possible loss on investment	(4,328)
Change in estimated hurricane retirements	4,496
Other	6,875

Net apartment community activity	1,874,419
Change in other real estate assets	8,202

Balance at September 30, 2006	$13,241,885

     At September 30, 2006, we had unfunded contractual commitments of $588.0 million related to communities under construction and under redevelopment. The purchase prices of certain recent acquisitions in Northern California, New York, and Germany were allocated to land, buildings and other assets based on preliminary estimates and is subject to change as we obtain more complete information regarding land, building and lease intangibles values.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(3) DeWAG Acquisition
     On July 27, 2006, we acquired 94% of the shares and 94% of an outstanding shareholder loan of DeWAG Deutsche WohnAnlage GmbH (“DeWAG”) for approximately $271 million, based on the exchange rate on the transaction date. We have the option to acquire the remaining 6%, owned by the Managing Directors of DeWAG, under certain circumstances. The results of DeWAG’s operations have been included in the consolidated financial statements since July 1, 2006. The purchase was funded by an international term loan, which is expected to be repaid on or before April 27, 2007. In addition, we assumed approximately $509 million in DeWAG liabilities. DeWAG specializes in the acquisition, ownership, operation and re-sale of quality residential properties in the major metropolitan areas of Southern and Western Germany, as well as West Berlin. As of July 1, 2006, the portfolio consisted of approximately 6,400 residential units. We acquired DeWAG because we were interested in expanding our operations into the German markets which we believe have attractive fundamentals for apartment operations.
     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The goodwill associated with the transaction is primarily attributable to the people and processes which comprise the investing and the operating platform. Due to the recent closing of the transaction, we are still in the process of seeking information to finalize the valuations for our real estate, intangible assets, and certain liabilities. Therefore, the purchase price allocation is subject to change (dollar amounts in thousands).

Real estate	$646,285
Other assets	67,722
Intangible assets	30,958
Goodwill	34,490

Total assets	$779,455

Mortgages payable	$407,933
Other liabilities	10,759
Deferred tax liability	69,327
Intangible liabilities	20,514

Total liabilities	508,533

Net assets acquired	$270,922

Following are preliminary values as of September 30, 2006 related to the intangible assets and liabilities we identified in connection with the DeWAG transaction and the corresponding amortization we expect to record (dollar amounts in thousands).

			Weighted
	Gross		Average
	Carrying	Accumulated	Useful Life
	Amount	Amortization	(in years)

Non-compete agreements	$18,776	$(1,174)	4
In-place leases	12,182	(761)	4

Total intangible assets	$30,958	$(1,935)

Below-market leases	$20,514	$(1,282)	4

Total intangible liabilities	$20,514	$(1,282)

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)

Estimated net amortization for the year ended

2006	$1,305
2007	$2,611
2008	$2,611
2009	$2,611
2010	$1,306
Our proforma results, assuming the transaction occurred at the beginning of the year, would not have been materially different from the previously reported results.
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
     Consistent with our capital recycling program, we had 4 operating apartment communities, representing 2,136 units (unaudited), classified as held-for-sale under the provisions of SFAS No. 144, at September 30, 2006. Accordingly, we have classified the operating earnings from these 4 properties within discontinued operations for the three and nine months ended September 30, 2006 and 2005. During the nine months ended September 30, 2006 and 2005, we sold 28 and 16 Archstone-Smith and Ameriton operating communities, respectively. The operating results of these communities and the related gain/loss on sale are also included in discontinued operations for 2006 and 2005.
The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental revenues	$7,169	$41,766	$53,841	$133,957
Rental expenses	(3,351)	(14,064)	(20,618)	(44,578)
Real estate taxes	(436)	(5,584)	(6,443)	(17,216)
Depreciation on real estate investments	(951)	(7,321)	(9,439)	(28,137)
Interest expense(1)	(1,289)	(10,143)	(13,044)	(34,239)
Estimated income taxes (Ameriton properties)	(1,256)	(9,990)	(11,855)	(13,206)
Provision for possible loss on real estate investment	—	—	(4,328)	—
Debt extinguishment costs related to dispositions	(825)	(8)	(7,589)	(5,264)
Gains from the disposition of Ameriton real estate investments, net	4,631	39,940	55,286	61,597
Internal Disposition Costs — Ameriton transactions(2)	(414)	(93)	(3,543)	(1,047)
Gains from the disposition of Operating Trust real estate investments, net	79,984	94,755	258,960	134,952
Internal Disposition Costs — Operating Trust transactions(2)	(267)	(212)	(1,094)	(850)

Earnings from discontinued apartment communities	$82,995	$129,046	$290,134	$185,969

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $0.3 million and $7.4 million for the three months ended September 30, 2006 and 2005, and $6.7 million and $24.9 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     The disposition proceeds associated with the sales of individual rental units by our foreign subsidiaries are included in continuing operations as such sales do not meet the requirements under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets to be reflected as discontinued operations.
(5) Investments in and Advances to Unconsolidated Entities
     Real Estate Joint Ventures
     We have investments in entities that we account for using the equity method. At September 30, 2006, the investment balance consisted of $179.4 million in twelve Operating Trust joint ventures and $33.5 million in five Ameriton joint ventures. At December 31, 2005, the investment balance consisted of $102.6 million in thirteen Operating Trust joint ventures and $30.1 million in six Ameriton joint ventures. The Operating Trust and Ameriton’s combined weighted average percentage of ownership in joint ventures based on total assets at September 30, 2006 was 38.8%.
     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	September 30,	December 31,
	2006	2005
Assets:
Real estate	$1,372,103	$1,142,921
Other assets	249,006	244,557

Total assets	$1,621,109	$1,387,478

Liabilities and owners’ equity:
Inter-company debt payable to Operating Trust	$273	$2,324
Mortgages payable(1)	999,438	894,300
Other liabilities	202,907	120,898

Total liabilities	1,202,618	1,017,522

Owners’ equity	418,491	369,956

Total liabilities and owners’ equity	$1,621,109	$1,387,478

(1)	The Operating Trust guarantees $289.2 million of the outstanding debt balance as of September 30, 2006.
     Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Trust Joint Ventures Revenues	$35,662	$30,723	$99,634	$96,875
Net Earnings(1)	8,225	9,547	40,261	36,279
Ameriton Joint Ventures Revenues	$53	$793	$276	$3,056
Net Earnings(2)	(136)	(595)	18,185	11,339
Total Revenues	$35,715	$31,516	$99,910	$99,931

Net Earnings	$8,089	$8,952	$58,446	$47,618

(1)	Includes gains associated with the disposition of Operating Trust Joint Venture assets of $9.3 million and $9.5 million for the three months ended September 30, 2006 and 2005, and $37.1 million and $31.5 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint venture assets. There were no gains for the three months ended September 30, 2006 and the gains were $0.3

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
million during the three months ended September 30, 2005, and $19.7 million and $13.2 million for the nine months ended September 30, 2006 and 2005, respectively.
In June 2006, we closed a joint venture transaction with the State of Wisconsin Investment Board (“SWIB”). SWIB committed $100 million of capital for 80% of the equity and we committed $25 million of capital for the remaining 20%. We invested $11 million during the quarter ended September 30, 2006 and our remaining commitment as of September 30, 2006 is $14.0 million.
(6) Mortgage and Other Notes Receivable
     The change in mortgage and other notes receivable, which are included in other assets, during the nine months ended September 30, 2006 consisted of the following (in thousands):

Balance at December 31, 2005	$74,396
Funding of additional notes	85,077
Accrued interest	7,814

Balance at September 30, 2006	$167,287

     We have a commitment to fund an additional $30.4 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We recognized interest income associated with notes receivable of $5.5 million and $2.1 million for the three months ended September 30, 2006 and 2005, respectively, and $13.4 million and $4.6 million for the nine months ended September 30, 2006 and 2005, respectively. The weighted average interest rate on these notes as of September 30, 2006 was approximately 12.4%, including 14.3% relating to mezzanine notes receivable.
(7) Borrowings
     Unsecured Credit Facilities
     Our $600 million unsecured credit facility, which is led by JPMorgan Chase Bank, N.A. bears interest at the greater of the prime rate or the federal funds rate plus 0.50% or, at our option, LIBOR plus 0.40%. The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00%, based upon the rating of our long-term unsecured senior notes. The facility contains an accordion feature that allows us to increase the size of the commitment to $1.0 billion at any time during the life of the facility, subject to lenders providing additional commitments, and enables us to borrow up to $150 million in foreign currencies. The credit facility is scheduled to mature in June 2010, but may be extended for one year at our option.
     The following table summarizes our revolving credit facility borrowings under our line of credit (in thousands, except for percentages):

	As of and for the
	Nine Months	As of and for the
	Ended	Year Ended
	September 30,	December 31,
	2006	2005
Total unsecured revolving credit facility	$600,000	$600,000
Borrowings outstanding at end of period	21,000	360,000
Outstanding letters of credit under this facility	44,945	37,813
Weighted average daily borrowings	36,541	183,434
Maximum borrowings outstanding during the period	360,000	580,000
Weighted average daily nominal interest rate	5.47%	3.95%
Weighted average daily effective interest rate	5.68%	4.25%
     We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank N.A., which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
agreed to at the time of borrowing and ranged from 4.6% to 5.7% during 2006. There were $4.7 million of borrowings outstanding under the agreement at September 30, 2006, and $34.6 million of borrowings outstanding at December 31, 2005.
     Term Loan – International
     We entered into a $272.8 million secured, short-term borrowing agreement with LaSalle Bank National Association to fund the acquisition of DeWAG. The borrowing under this agreement bears interest at EURIBOR plus 0.40%. The effective interest rate at September 30, 2006 was 3.50%. The loan is scheduled to mature in January 2007 and may be extended for three months, at our option. We expect this loan to be paid off on or before April 27, 2007.
     Long-Term Unsecured Debt
     A summary of our Long-Term Unsecured Debt outstanding at September 30, 2006 and December 31, 2005 follows (dollar amounts in thousands):

		Effective			Average
	Coupon	Interest	Balance at	Balance at	Remaining
Type of Debt	Rate (1)	Rate (1) (2)	September 30, 2006	December 31, 2005	Life (Years)
Long-term unsecured senior notes	5.44%	5.60%	$3,311,565	$2,468,047	11.46
Unsecured tax-exempt bonds	4.01%	4.25%	76,591	77,072	16.85

Total/Weighted average	5.40%	5.57%	$3,388,156	$2,545,119	11.58

(1)	Represents a fixed rate for the long-term unsecured notes and a variable rate for the unsecured tax-exempt bonds.

(2)	Includes the effect of fair value hedges, loan cost amortization and other ongoing fees and expenses, where applicable.
     On March 16, 2006, the Operating Trust issued $300 million in long-term unsecured ten-year senior notes with a coupon rate of 5.75% and an effective interest rate of 5.89%.
     On July 14, 2006 the Operating Trust issued $575 million of exchangeable senior unsecured notes that are due in 2036 with a coupon rate of 4.0%. The notes are exchangeable into common shares at an initial exchange ratio of 15.7206 per $1,000 principal of notes (or an initial exchange price of $63.6108 per common share). No separate value is ascribed to the conversion feature. The company received approximately $563 million in net proceeds from this offering. The notes are senior unsecured obligations of the Operating Trust. The company used the net proceeds from the offering to repay outstanding balances under its revolving credit facility and certain secured debt, and intends to use the remainder to repay additional secured debt, make incremental investments and for general corporate purposes. Prior to July 18, 2011, the holders, at their option, may exchange the notes for common shares upon the occurrence of specified events. Upon tender of notes for exchange, we may pay cash, Archstone-Smith common shares or a combination of cash and common shares, at our option. The holders may require us to repurchase the notes for cash on July 18, 2011 and on July 15 of 2016, 2021, 2026 and 2031 and at any time prior to maturity upon the occurrence of a fundamental change in Archstone-Smith. On or after July 18, 2011, we may elect to redeem all or part of the notes for cash. We may redeem the notes at any time prior to maturity to the extent necessary to preserve our status as a real estate investment trust. If these notes are dilutive to our earnings per share, we will add the interest to the numerator and include the shares in the denominator of the weighted average shares outstanding to compute diluted earnings per share.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
Mortgages payable
     Our mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity. Early repayment of mortgages is generally subject to prepayment penalties.
     A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at (1)
			Effective Interest
	September 30, 2006	December 31, 2005	Rate (2)
Secured floating rate debt:
Tax-exempt debt	$1,010,466	$839,318	4.7%
Conventional mortgages	184,703	54,455	5.5%

Total Floating	1,195,169	893,773	4.8%
Secured fixed rate debt:
Tax-exempt debt	3,086	—	6.3%
Conventional mortgages	1,660,350	1,480,170	6.0%
Other secured debt	18,974	19,709	4.1%

Total Fixed	1,682,410	1,499,879	6.0%

Total mortgages payable	$2,877,579	$2,393,652	5.52%

(1)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $47.0 million and $63.5 million at September 30, 2006 and December 31, 2005 respectively, and is being amortized into interest expense over the life of the underlying debt.

(2)	Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.
The change in mortgages payable during the nine months ended September 30, 2006 consisted of the following (in thousands):

Balance at December 31, 2005	$2,393,652
Mortgage assumptions related to property acquisitions	728,484
Regularly scheduled principal amortization	(11,723)
Prepayments, final maturities and other	(232,834)

Balance at September 30, 2006	$2,877,579

     Other
     The book value of total assets pledged as collateral for mortgage loans and other obligations at September 30, 2006 and December 31, 2005 is $5.6 billion and $4.6 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at September 30, 2006.
     The total interest paid on all outstanding debt was $96.5 million and $83.2 million for the three months ended September 30, 2006 and 2005, respectively and $244.8 million and $203.3 million for the nine months ended September 30, 2006 and 2005, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $13.3 million and $9.9 million for the three months ended September 30, 2006 and 2005, respectively and $39.6 million and $27.3 million for the nine months ended September 30, 2006 and 2005, respectively.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
(8) Distributions to Unitholders
     The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three months ended September 30, 2006 and the annualized distribution we expect to pay for 2006:

	Quarterly	Annualized
	Cash	Cash
	Distribution	Distribution
	Per Unit	Per Unit
Common Units and A-1 Units	$0.435	$1.74
Series I Perpetual Preferred Units(1)	1,915	7,660

(1)	Series I Preferred Units have a par value of $100,000 per unit.
(9) Benefit Plans and Implementation of SFAS 123R
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” The Statement requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity based compensation issued to employees. We used the modified prospective method in adopting the Statement, which became effective January 1, 2006.
     Since we early-adopted the fair value recognition provisions of SFAS No. 123 for all awards granted after January 1, 2003, adoption of SFAS No. 123R did not have a material impact on our financial position, net earnings or cash flows. Upon the adoption of SFAS 123R, we recorded a benefit resulting from application of an anticipated forfeiture rate on existing awards of approximately $100,000 which had no effect on our reported earnings per share. With respect to options granted prior to January 1, 2003, no stock-based employee compensation expense was reflected in the financial statements for the nine months ended September 30, 2006. Recording this expense would have lowered net earnings by approximately $100,000. We have made an election to be taxed as a REIT under the Internal Revenue Code of 1986, as amended; therefore, there was no tax impact that was recorded as a result of the adoption of this standard.
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
     No more than 20.0 million share or option awards in the aggregate may be granted under the plan, and no individual may be awarded more than 1.0 million share or option awards in any one-year period. As of September 30, 2006, Archstone-Smith had approximately 9.8 million shares available for future grants. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
     A summary of share option activity for the options and restricted share units is presented below:

	Option Awards		RSU Awards
		Weighted		Weighted
		Average		Average Grant
	Options	Exercise Price	Units	Price
Balance, December 31, 2005	2,702,026	$24.94	948,735	$27.77
Granted	424,523	45.58	226,666	45.58
Exercised/Settled	942,485	23.28	35,905	24.56
Forfeited	21,895	34.29	4,712	31.84
Expired	—	—	—	—
Balance, March 31, 2006	2,162,169	$29.56	1,134,784	$31.42
Granted	1,048	47.70	18,193	47.70
Exercised/Settled	89,307	24.35	23,129	25.16
Forfeited	18,633	34.49	12,048	35.00
Expired	—	—	—	—
Balance, June 30, 2006	2,055,277	$29.80	1,117,800	$31.76
Granted	1,406	53.36	1,315	54.52
Exercised/Settled	69,231	27.82	10,673	19.16
Forfeited	4,598	43.85	—	—
Expired	—	—	—	—
Balance, September 30, 2006	1,982,854	$29.87	1,108,442	$31.80
     Certain of the options and restricted share units, included in the table above, have a DEU feature. The aggregate number of vested DEUs outstanding as of September 30, 2006 was 323,000. During the nine months ended September 30, 2006, we recorded $370,000 as a charge to operating expense related to unvested DEUs and $1,210,000 of common share dividends related to vested DEUs.
     Options
     During the nine months ended September 30, 2006 and 2005, the share options granted to associates had a calculated fair value of $5.52 and $4.19 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the three and nine months ended September 30, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.3% and a weighted average expected life of four years. For the three and nine months ended September 30, 2005, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 3.77%, a weighted average dividend yield of 5.63%, a volatility factor of 21.97% and a weighted average expected life of five years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 30% in recording option compensation expense for the three and nine months ended September 30, 2006, based primarily on historical experience. The unamortized compensation cost is $1.4 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2008.
     The total intrinsic value of the share options exercised during the nine-month periods ended September 30, 2006 and 2005 were $26.0 million and $19.7 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option. We have 1.1 million fully vested options outstanding at September 30, 2006 with a weighted average exercise price of $23.47. The weighted-average contractual life of the fully vested options is 5.3 years, and they have an intrinsic value of $34.9 million. In addition, we have 589,000 options outstanding that we expect

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
to vest with a weighted average exercise price of $38.58. The weighted-average contractual life of the unvested options is 9.3 years, and they have an intrinsic value of $9.3 million.
     Restricted Share Units
     Also during the nine months ended September 30, 2006, we issued RSUs to senior officers and trustees of the company with an average grant date fair value of $45.77 per share. The units vest over a three-year period and the related unamortized compensation cost is $11.9 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost ratably through December 31, 2008.
     We have 630,000 fully vested RSUs outstanding at September 30, 2006 with a weighted average grant date fair value of $26.65. The weighted-average contractual life for the fully vested shares is 5.6 years and the intrinsic value is $34.4 million. In addition, we have 478,000 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $38.59. The weighted-average contractual life for the unvested shares is 9.2 years and the intrinsic value is $26.0 million. The total intrinsic value of the RSUs settled during the nine-month periods ended September 30, 2006 and 2005 were $3.5 million and $3.0 million, respectively.
     Special Long Term Incentive Plan
     Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost at September 30, 2006 is $3.6 million.
     Summary
     The compensation cost associated with all awards for the nine months ended September 30, 2006 was approximately $8.9 million, of which approximately $6.7 million was charged to operating expenses, and approximately $2.2 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the nine months ended September 30, 2005 was approximately $6.5 million, of which approximately $5.0 million was charged to operating expenses, and approximately $1.5 million related to dedicated investment personnel and was capitalized with respect to development and other qualifying investment activities.
(10) Segment Data
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
     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$119,798	$111,457	$338,297	$317,532
High-rise properties	76,863	71,729	220,857	207,707
Non Same-Store and other:
Garden communities	45,810	19,599	137,067	36,718
High-rise communities	36,398	15,527	96,594	33,418
Ameriton communities(1)	2,958	1,564	7,199	4,435
International and other non-reportable operating segment revenues	17,539	2,868	28,051	4,295

Total segment and consolidated rental revenues	$299,366	$222,744	$828,065	$604,105

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$80,814	$76,826	$232,862	$216,317
High-rise communities	51,675	48,260	150,524	137,102
Non Same-Store and other:
Garden communities	29,622	13,468	91,073	23,583
High-rise communities	22,913	9,788	63,672	19,993
Ameriton communities(1)	1,487	546	3,446	1,742
International and other non-reportable operating segment NOI	11,442	2,112	18,071	3,355

Total segment NOI	197,953	151,000	559,648	402,092

Reconciling items:
Other income	27,299	25,840	57,100	37,815
Depreciation on real estate investments	(68,708)	(53,916)	(203,073)	(146,605)
Interest expense	(72,751)	(46,680)	(186,833)	(123,946)
General and administrative expenses	(18,497)	(13,600)	(49,794)	(41,644)
Other expenses	(1,986)	(5,538)	(14,046)	(37,047)

Consolidated earnings from operations	$63,310	$57,106	$163,002	$90,665

(1)	While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. Pre-tax gains from the disposition of Ameriton operating assets were $4.2 million and $39.8 million for the three months ended September 30, 2006 and 2005, and $51.7 million and $60.6 million for the nine months ended September 30, 2006 and 2005, respectively. These gains are classified within discontinued operations. Additionally, Ameriton had gains from the sale of unconsolidated joint venture assets that are classified within income from unconsolidated entities and gains from land sales that are classified within other income. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the Operating Trust.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)

	September 30,	December 31,
	2006	2005
Reportable operating communities segment assets, net:
Same-Store:
Garden communities	$3,034,848	$3,067,033
High-rise communities	2,542,689	2,572,512
Non Same-Store, Under Development and other:
Garden communities	2,866,398	2,570,585
High-rise communities	2,408,715	1,419,177
Ameriton communities	407,967	599,404
ADA settlement accrual	35,439	47,198
International and other non-reportable operating segment assets	883,784	121,812

Total segment assets	12,179,840	10,397,721
Real estate held-for-sale	127,387	124,850

Total segment assets	12,307,227	10,522,571

Reconciling items:
Investment in and advances to unconsolidated entities	212,884	132,728
Cash and cash equivalents	52,080	13,638
Restricted cash in tax-deferred exchange escrow	54,579	495,274
Other assets	480,561	302,967

Consolidated total assets	$13,107,331	$11,467,178

     Total capital expenditures for garden communities included in continuing operations were $17.9 million and $9.6 million for the three months ended September 30, 2006 and 2005, and $43.8 million and $23.3 million for the nine months ended September 30, 2006 and 2005, respectively. Total capital expenditures for high-rise properties included in continuing operations were $15.9 million and $18.6 million for the three months ended September 30, 2006 and 2005, and $44.2 million and $42.1 million for the nine months ended September 30, 2006 and 2005, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.7 million and $0.3 million for the three months ended September 30, 2006 and 2005, and $2.3 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.
(11) Litigation and Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act and Americans with Disabilities Act. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 communities. As part of the settlement, the three disability organizations all recognized that Archstone-Smith had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate, of which $35.4 remains accrued at September 30, 2006. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We paid a settlement totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs.

Archstone-Smith Operating Trust
Notes to Condensed Consolidated Financial Statements (Continued)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee and Unitholders
Archstone-Smith Operating Trust:
     We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of earnings for the three and nine-month periods ended September 30, 2006 and 2005, the condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income (loss) for the nine-month period ended September 30, 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.
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
November 9, 2006

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
     The Company
     We are engaged primarily in the operation, development, redevelopment, acquisition, management and long-term ownership of apartment communities throughout the United States. Archstone-Smith is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust and our subsidiaries and affiliates. Archstone-Smith is the sole trustee and owns approximately 87.7% of our Common Units as of September 30, 2006.
     Results of Operations
Executive Summary
     The major factors that influenced our operating results for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 were as follows:
•	NOI increased significantly due primarily to net acquisition activity, including the Oakwood and DeWAG transactions and an increase of 5.9% in NOI for our Same-Store communities.

•	Other income was higher due primarily to higher interest income attributable to our mezzanine loan financing activities and increased cash balances that resulted primarily from our convertible debt issuance and 1031 exchange disposition transactions, as well as an $11.0 million gain on the sale of Ameriton land, which were partially offset by $21.3 million in insurance recoveries in 2005.

•	The higher depreciation and interest expense was due to the increase in the size of the real estate portfolio and the related financing activities, respectively. Rising interest rates also influenced the increase in interest expense.

•	General and administrative expenses increased principally as a result of our international expansion.

•	Other expenses were lower in 2006 due principally to a $4.6 million litigation charge recorded in 2005.

•	Non-operating income for the quarter ended September 30, 2006 was higher due to the receipt of contingent proceeds related to the prior sale of our Rent.com investment in 2005.

•	The decrease in net earnings from discontinued operations was driven principally by lower gains as a result of fewer asset sales from the disposition of real estate in 2006.

     The major factors that influenced our operating results for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were as follows:
•	NOI increased significantly due primarily to net acquisition activity, including the Oakwood and DeWAG transactions, and an increase of 8.5% in NOI for our Same-Store communities.

•	Other income was higher in 2006 due primarily to (i) higher gains on the sale of land (ii) higher interest income attributable to our mezzanine loan financing activities as well as higher cash balances resulting primarily from our convertible debt offering in July and 1031 exchange disposition transactions, partially offset by (iii) higher moisture infiltration-related insurance recoveries in 2005.

•	The higher depreciation and interest expense was due to the increase in size of the real estate portfolio and the related financing activities, respectively. Rising interest rates also influenced the increase in interest expense.

•	General and administrative expenses increased principally as a result of our international expansion.

•	Other expenses were lower due primarily to higher debt extinguishment costs and the settlement of the FHA/ADA lawsuit in 2005, partially offset by aggregate impairments of $4.3 million on a non-core asset in 2006.

•	Income from unconsolidated entities was higher for the nine months ended September 30, 2006 due to more income from community dispositions and related venture liquidations.

•	Non-operating income was lower in 2006 due to higher gains on the sale of our Rent.com investment and marketable securities in 2005.

•	The increase in net earnings from discontinued operations was driven principally by greater gains as a result of more asset sales from the disposition of real estate partially offset by reduced net operating income in 2006 as a result of dispositions.
Reconciliation of Quantitative Summary to Consolidated Statements of Earnings
     The following schedules are provided to reconcile our consolidated statements of earnings to the information presented in the “Quantitative Summary” provided in the next section (dollar amounts in thousands).

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$299,366	$7,169	$306,535	$222,744	$41,766	$264,510
Other income	27,299	—	27,299	25,840	—	25,840
Property operating expenses (rental expenses and real estate taxes)	(101,413)	(3,787)	(105,200)	(71,744)	(19,648)	(91,392)
Depreciation on real estate investments	(68,708)	(951)	(69,659)	(53,916)	(7,321)	(61,237)
Interest expense	(72,751)	(1,289)	(74,040)	(46,680)	(10,143)	(56,823)
General and administrative expenses	(18,497)	—	(18,497)	(13,600)	—	(13,600)
Other expense	(1,986)	(2,081)	(4,067)	(5,538)	(9,998)	(15,536)
Income from unconsolidated entities	2,088	—	2,088	1,839	—	1,839
Other non-operating income	1,718	—	1,718	72	—	72
Gains, net of disposition costs	—	83,934	83,934	—	134,390	134,390

Net earnings	$67,116	$82,995	$150,111	$59,017	$129,046	$188,063

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$828,065	$53,841	$881,906	$604,105	$133,957	$738,062
Other income	57,100	—	57,100	37,815	—	37,815
Property operating expenses (rental expenses and real estate taxes)	(268,417)	(27,061)	(295,478)	(202,013)	(61,794)	(263,807)
Depreciation on real estate investments	(203,073)	(9,439)	(212,512)	(146,605)	(28,137)	(174,742)
Interest expense	(186,833)	(13,044)	(199,877)	(123,946)	(34,239)	(158,185)
General and administrative expenses	(49,794)	—	(49,794)	(41,644)	—	(41,644)
Other expense	(14,046)	(23,772)	(37,818)	(37,047)	(18,470)	(55,517)
Income from unconsolidated entities	31,484	—	31,484	18,750	—	18,750
Other non-operating income	2,137	—	2,137	28,855	—	28,855
Gains, net of disposition costs	—	309,609	309,609	—	194,652	194,652

Net earnings	$196,623	$290,134	$486,757	$138,270	$185,969	$324,239

Quantitative Summary
     This summary is provided for reference purposes and is intended to support and be read in conjunction with the narrative discussion of our results of operations. This quantitative summary includes all operating activities, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze the business. We generally reinvest disposition proceeds into new operating communities and developments and therefore believe it is most useful to analyze continuing and discontinued operations on a combined basis. The impact of communities classified as “discontinued operations” for GAAP reporting purposes is discussed separately in a later section under the caption “Discontinued Operations Analysis” (dollar amounts in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Variance	2006	2005	Variance
Rental revenues:
Same-Store(1)	$198,609	$185,017	$13,592	$564,825	$530,612	$34,213
Non Same-Store and other	87,094	69,572	17,522	272,071	177,808	94,263
Ameriton	3,293	7,053	(3,760)	16,959	25,346	(8,387)
Non-multifamily	2,848	2,868	(20)	9,378	4,296	5,082
International	14,691	—	14,691	18,673	—	18,673

Total rental revenues	306,535	264,510	42,025	881,906	738,062	143,844

Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	65,047	58,907	(6,140)	178,323	174,242	(4,081)
Non Same-Store and other	32,415	27,762	(4,653)	98,503	75,771	(22,732)
Ameriton	1,641	3,966	2,325	8,672	12,853	4,181
Non-multifamily	1,243	757	(486)	2,845	941	(1,904)
International	4,854	—	(4,854)	7,135	—	(7,135)

Total property operating expenses	105,200	91,392	(13,808)	295,478	263,807	(31,671)

Net operating income (rental revenues less property operating expenses)	201,335	173,118	28,217	586,428	474,255	112,173

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Variance	2006	2005	Variance
Margin(NOI/rental revenues):	65.7%	65.4%	.3%	66.5%	64.3%	2.2%
Average occupancy during period:(2)	95.0%	95.2%	(0.2%)	94.9%	94.6%	0.3%

Other income	27,299	25,840	1,459	57,100	37,815	19,285
Depreciation of real estate investments	69,659	61,237	(8,422)	212,512	174,742	(37,770)
Interest expense	87,370	66,685	(20,685)	239,515	185,529	(53,986)
Capitalized interest	13,330	9,862	3,468	39,638	27,344	12,294

Net interest expense	74,040	56,823	(17,217)	199,877	158,185	(41,692)
General and administrative expenses	18,497	13,600	(4,897)	49,794	41,644	(8,150)
Other expense	4,067	15,536	11,469	37,818	55,517	17,699

Earnings from continuing and discontinued operations	62,371	51,762	10,609	143,527	81,982	61,545

Equity in earnings from unconsolidated entities	2,088	1,839	249	31,484	18,750	12,734
Other non-operating income	1,718	72	1,646	2,137	28,855	(26,718)
Gains on disposition of real estate investments, net of disposition costs
Taxable subsidiaries	4,217	39,847	(35,630)	51,743	60,550	(8,807)
REIT	79,717	94,543	(14,826)	257,866	134,102	123,764

Net earnings	$150,111	$188,063	$(37,952)	$486,757	$324,239	$162,518

(1)	Reflects revenues and operating expenses for Same-Store communities that were owned on September 30, 2006 and fully operating during both of the comparison periods.

(2)	Does not include occupancy associated with properties owned by Ameriton, located in Germany or operated under the Oakwood Master Leases.
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
     Same-Store Analysis
     The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on September 30, 2006 and fully operating during each of the respective comparison periods.

			Same-Store Expense
	Same-Store Revenue Growth		Growth/(Decline)		Same-Store NOI Growth
	Q3 2006 vs.	YTD 2006 vs.	Q3 2006 vs.	YTD 2006 vs.	Q3 2006 vs.	YTD 2006 vs.
	Q3 2005	YTD 2005	Q3 2005	YTD 2005	Q3 2005	YTD 2005
Garden	7.5%	6.5%	12.6%	4.1%	5.2%	7.7%
High-Rise	7.2%	6.3%	7.3%	(.2)%	7.1%	9.7%
Total	7.3%	6.4%	10.4%	2.3%	5.9%	8.5%
     Both quarter to date and year to date Same-Store revenues increased in each of our core markets for both the garden and the high-rise portfolios, resulting primarily from higher rental income per unit. In addition to strong rent increases, third quarter revenue growth was partially the result of efforts to better manage lease expirations in markets that have very seasonal leasing trends such as Washington, D.C., Northern California and Boston. We are

seeing significant upward pressure on new move-in rental rates as a result of a number of factors, including: (i) steady employment growth; (ii) lack of new apartment supply due to limited land to build competing assets; (iii) less confidence in the prospect of value increases of single-family homes and condominiums; and (iv) rising interest rates, all of which have translated into significant increases in our revenue growth. In addition, we continue to believe that our strong operating performance is not only the result of improving operating fundamentals, but also the continued enhancements we are making to many components of our operating platform, such as LRO, MRI, online lease, resident portal and internet marketing. We believe that all of these improvements have resulted in meaningful efficiencies for us. The 10.4% increase in third quarter Same-Store expenses was driven by higher make-ready and personnel costs as well as higher insurance and ground lease expenses. The increase in make-ready costs, including repair and maintenance, relates directly to the planned increase in turnover during the third quarter when customer demand is higher and our pricing power is stronger in connection with a lease expiration program implemented in 2006. A ground lease we have in the City of Arlington reflected a one-time favorable adjustment of $793,000 in the third quarter of 2005, which had the effect of increasing our Same-Store expense growth in this quarter by 150 basis points. Our year to date Same-Store expense increase was only 2.3% due principally to lower utility expense as a result of higher resident reimbursements, primarily in Washington, D.C. where we recently completed the rollout of our utility reimbursement program, and experienced a milder winter compared to 2005. These revenue and expense fluctuations resulted in overall NOI growth in our Same-Store portfolio of 5.9% and 8.5% for the quarter and year to date period ended September 30, 2006, respectively. This growth was driven principally by strong NOI growth in the Washington, D.C. metropolitan area, Southern California and the New York City metropolitan area – which represent more than 72% of the Operating Trust’s portfolio – with quarter to date Same-Store NOI increases of 4.6%, 7.7% and 11.1% and year to date Same-Store NOI increases of 7.7%, 10.2% and 13.3%, respectively.
     Non Same-Store and Other Analysis
     The $12.9 million increase in NOI in the Non Same-Store portfolio for the quarter ended September 30, 2006 as compared to the same period in 2005 is primarily attributable to: (i) $22.0 million related to acquisitions; (ii) $3.3 million related to recently stabilized development communities and communities in lease-up; (iii) $5.1 million related to the Oakwood Master Leases; offset by (iv) $17.8 million related to community dispositions.
     The $71.5 million increase in NOI in the Non Same-Store portfolio for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily attributable to: (i) $71.8 million related to acquisitions; (ii) $10.4 million related to recently stabilized development communities and communities in lease-up; (iii) $31.8 million related to the Oakwood Master Leases; offset by (iv) $44.3 million related to community dispositions.
     The Oakwood Master Leases also contributed to our overall margin improvement in the year to date comparison, since the only operating expenses we incur relate to property taxes and insurance.
     Ameriton
     The decrease in NOI from Ameriton apartment communities for the three and nine months ended September 30, 2006 as compared to the comparable period in the prior year is primarily attributable to dispositions.
     International
     The increase in NOI of $9.8 million and $11.5 million for the three and nine months period ended September 30, 2006 as compared to the same periods in the prior year is primarily attributable to the DeWAG acquisition that occurred in July 2006. DeWAG specializes in the acquisition, ownership, operation and re-sale of quality residential properties in the major metropolitan areas of Southern and Western Germany as well as West Berlin. As of July 1, 2006, the portfolio consisted of approximately 6,400 residential units.
Other Income
     Other income was higher for the quarter ended September 30, 2006 as compared to the same period in 2005 due primarily to: (i) higher interest income attributable to our mezzanine loan financing activities (ii) higher interest due to interest earned on our higher cash balances that resulted primarily from our convertible debt offering and 1031 exchange disposition transactions and (iii) an $11.0 million gain on the sale of Ameriton land which is offset by $21.3 million in insurance recoveries in 2005.

     Other income for the nine months ended September 30, 2006 was higher due to (i) higher gains on sale of Ameriton land (ii) higher interest income attributable to our mezzanine loan financing activities as well as higher cash balances resulting primarily from our convertible debt offering in July and 1031 exchange disposition transactions, partially offset by (iii) higher moisture infiltration-related recoveries in 2005.
Depreciation Expense
     The depreciation increase for the three and nine months ended September 30, 2006 is primarily related to the increase in the size of the real estate portfolio.
Interest Expense
     The increase in gross interest expense during the three and nine months ended September 30, 2006 is due to higher average debt levels associated with the increased size of the real estate portfolio combined with higher average interest rates on our debt. The Oakwood and international transactions were the most significant drivers of the portfolio increase. Capitalized interest also increased significantly as a result of the increase in the size and number of communities under construction and, to a lesser extent, higher average interest rates.
Other Expenses
     Other expense for the quarter ended September 30, 2006 was lower due principally to a $4.6 million charge in 2005 related to the settlement of the FHA/ADA lawsuit.
     For the nine months ended September 30, 2006, the settlement noted above and significant debt extinguishment costs in 2005 more than offset aggregate impairments of $4.3 million on a non-core asset in 2006, resulting in an overall decrease in other expense.
General and Administrative Expenses
     General and administrative expenses were higher for the three and nine months ended September 30, 2006 due primarily to higher personnel-related costs driven principally by our recent international expansion.
Equity in Earnings from Unconsolidated Entities
     Earnings from unconsolidated entities was higher in 2006 primarily due to more income from community dispositions and related venture liquidations.
Other Non-Operating Income
     Non-operating income was lower for the three and nine months ended September 30, 2006 due to higher gains on the sale of our Rent.com investment and marketable securities in 2005.
Gains on Real Estate Dispositions
     See “Discontinued Operations Analysis” below for discussion of gains.
Discontinued Operations Analysis
     Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held-for-sale as of September 30, 2006 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental revenues	$7,169	$41,766	$53,841	$133,957
Rental expenses	(3,351)	(14,064)	(20,618)	(44,578)
Real estate taxes	(436)	(5,584)	(6,443)	(17,216)
Depreciation on real estate investments	(951)	(7,321)	(9,439)	(28,137)
Interest expense(1)	(1,289)	(10,143)	(13,044)	(34,239)
Income taxes from taxable REIT subsidiaries	(1,256)	(9,990)	(11,855)	(13,206)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Provision for possible loss on real estate investment	—	—	(4,328)	—
Debt extinguishment costs related to dispositions	(825)	(8)	(7,589)	(5,264)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	4,217	39,847	51,743	60,550
REIT	79,717	94,543	257,866	134,102

Total discontinued operations	$82,995	$129,046	$290,134	$185,969

Number of communities sold during the period	5	7	28	16
Number of sold communities included in discontinued operations NOI	5	50	27	56
Number of communities classified as held-for-sale and included in discontinued operations NOI as of September 30, 2006	4	2	4	2

(1)	The portion of interest expense included in discontinued operations that is allocated to properties based on the company’s leverage ratio was $0.3 million and $7.4 million for the three months ended September 30, 2006 and 2005, and $6.7 million and $24.9 million for the nine months ended September 30, 2006 and 2005, respectively.
     As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in our core markets, we had significant disposition activity in both 2006 and 2005, although there was higher transaction volume year to date in 2006. The resulting gains, net of disposition costs, including those from Ameriton, were the biggest drivers of overall earnings from discontinued operations. NOI related to communities sold or classified as held-for-sale was higher in 2005 as compared to 2006 due primarily to the sold communities that produced more NOI in 2005 than 2006. Changes in direct operating expenses and allocated interest expense are generally proportional to the communities included in discontinued operations for each period. Depreciation is proportionately higher in 2005 as a result of communities that have been added to discontinued operations. We cease depreciating an asset prospectively from the period it is added to discontinued operations. Gains and debt extinguishment costs are deal-specific and therefore will not necessarily correlate with the volume of activity in discontinued operations
Liquidity and Capital Resources
     We are committed to maintaining a strong balance sheet and preserving our financial flexibility, which we believe enhances our ability to capitalize on attractive investment opportunities as they become available. As a result of the significant cash flow generated by our operations, current cash positions, the available capacity under our unsecured credit facilities, gains from the disposition of real estate and our demonstrated ability to access the capital markets, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during 2006. Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the periods ending September 30, 2006 and 2005.
     Scheduled Debt Maturities and Interest Payment Requirements
     We have structured our long-term debt maturities in a manner designed to avoid unmanageable repayment obligations in any year, which would negatively impact our financial flexibility. As of September 30, 2006, we had scheduled long term debt maturities of $40.8 million, $498.0 million and $545.2 million during 2006, 2007 and 2008, respectively and a $272.8 million international term loan that we expect to pay off on or before April 27, 2007. On October 30, 2006, we had $78.1 million borrowed on our unsecured credit facilities, $10.3 million outstanding under letters of credit and available borrowing capacity on our unsecured credit facilities of $611.6 million.
     Our unsecured credit facilities, long-term unsecured debt, mortgages payable and international term loan had effective weighted average interest rates of 5.6%, 5.6%, 5.5% and 3.5%, respectively, as of September 30, 2006. All of these rates give effect to debt issuance costs, fair value hedges, the amortization of fair market value purchase adjustments and other fees and expenses, as applicable.
     Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the period ended September 30, 2006.
     Unitholder Distribution Requirements
     Based on anticipated distribution levels for 2006 and the number of Common Units outstanding as of September 30, 2006, we anticipate that we will pay distributions of $436.6 million in the aggregate during the year ended December 31, 2006. This amount represents distributions on our Common and Preferred Units.
     Planned Investments
     Following is a summary of planned investments as of September 30, 2006, including amounts for the Operating Trust and Ameriton, but excluding unconsolidated joint ventures (dollar amounts in thousands). The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors. In Planning is defined as those parcels of land owned or Under Control, which are in the development planning process, upon which construction is expected subsequent to the completion of the entitlement and building permit processes. Under Control is the term we use to identify land parcels which we do not own, yet have an exclusive right to purchase through contingent contract or letter of intent during a contractually agreed upon time period, subject to approval of contingencies during the due diligence and entitlement processes.

	Planned Investments
	Discretionary	Committed
Communities under redevelopment	$2,698	$3,476
Communities under construction	—	549,130
Communities In Planning and owned	1,226,448	—
Communities In Planning and Under Control	332,289	—
Community acquisitions under contract	285,900	—
FHA/ADA settlement capital accrual	—	35,439

Total	$1,847,335	$588,045

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
     Funding Sources
     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds from our capital recycling program, existing cash balances, borrowings under our unsecured credit facilities and proceeds from long-term financing. We have filed registration statements to facilitate issuance of debt and equity securities on an as-needed basis subject to our ability to effect offerings on satisfactory terms based on prevailing conditions. We had $611.6 million in available capacity on our unsecured credit facilities at October 30, 2006. In addition, we expect to complete the disposition of $0.8 to $1.0 billion of Operating Trust operating communities during the remainder of 2006.
     Other Contingencies
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the Fair Housing Act and Americans with Disabilities Act. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 communities. As part of the settlement, the three disability organizations all recognized that the Operating Trust had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.

     The amount of the capital expenditures required to remediate the remaining communities named in the settlement is estimated at $47.2 million and was accrued as an addition to real estate, of which $35.4 remains accrued at September 30, 2006. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We paid a settlement totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs.
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
     Pursuit Costs
     We incur costs relating to the potential acquisition of real estate which we refer to as pursuit costs. To the extent that these costs are identifiable with a specific property and would be capitalized if the property were already acquired, the costs are accumulated by project and capitalized in the Other Assets section of the balance sheet. If these conditions are not met, the costs are expensed as incurred. Capitalized costs include but are not limited to earnest money, option fees, environmental reports, traffic reports, surveys, photos, blueprints, direct and incremental personnel costs (for development-related acquisitions) and legal costs. Upon acquisition, the costs are included in the basis of the acquired property. When it becomes probable that a prospective acquisition will not be acquired, which is a highly subjective judgment, the accumulated costs for the property are charged to other expense on the statement of earnings in the period such a determination is made.
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

Off Balance Sheet Arrangements
     Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at September 30, 2006, aggregated $212.9 million. Please refer to Note 5 to our Condensed Consolidated Financial Statements, “Investments in and Advances to Unconsolidated Entities,” contained in this report for additional information.
     As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements.
Contractual Commitments
     The following is a summary of significant changes in contractual commitments for the nine months ended September 30, 2006:
•	Please refer to “Scheduled Debt Maturities and Interest Payment Requirements” and “Planned Investments” above for further discussion of significant contractual commitments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Hedging Activities
     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. These derivatives are generally designated as either cash flow or fair value hedges. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained, nor do we expect to sustain, a material loss from the use of these hedging instruments.
     We formally assess, both at inception of the hedge and on an ongoing basis, whether each designated derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. We measure hedge effectiveness by comparing the changes in the fair value or cash flows of the derivative instrument with the changes in the fair value or cash flows of the hedged item. We assess effectiveness of purchased interest rate caps based on overall changes in the fair value of the caps. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting prospectively.
Foreign Currency Hedging Activities
     We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. We have entered into two foreign currency forward contracts and have designated them as cash flow hedges. The notional amounts of the contracts are €8.5 million and €7.5 million, with fair market values at September 30, 2006 of ($.4) million and ($.05) million, respectively.
Energy Contract Hedging Activities
     We are exposed to price risk associated with the volatility of fuel oil and electricity rates. We have entered into contracts with several of our suppliers to fix our payments on set quantities of fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. At September 30, 2006, we had energy-related derivatives with aggregate notional amounts of $5.8 million and an estimated fair value of ($1.0) million. These contracts mature on or before December 31, 2007.
     There has been no material change in the qualitative or quantitative disclosures regarding our market risk. For detailed information about the qualitative and quantitative disclosures of our market risk, see Item 7A in our 2005 Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of September 30, 2006.
Changes in Internal Controls over Financial Reporting
     During the quarter ended September 30, 2006, we acquired DeWAG. Management has implemented monitoring controls over DeWAG and believes DeWAG’s control structure is not reasonably likely to materially affect our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Other than this change, there has been no other change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. See Note 11 to the financial statements included in this report.
Item 1A. Risk Factors
     Not Applicable (See the factors discussed in Part 1, Item 1A Risk Factors in our 2005 Form 10-K).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     No other information is required to be disclosed for the period ended September 30, 2006 that has not been disclosed in a report on Form 8-K. There has been no change to the procedures by which security holders may recommend nominees to the company’s Board of Trustees.
Item 6. Exhibits
     See Exhibits.

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
Date: November 9, 2006

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