Form 10-Q
period 2007-09-30
ARCHSTONE SMITH OPERATING TRUST
filed 2007-11-09
CIK 80737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 1, 2007, none of the Common Units were held by non-affiliates.

Table of Contents

Item	Description

PART I — Financial Information

1.	Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2007 (Unaudited) and December 31, 2006
Condensed Consolidated Statements of Earnings — Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)
Condensed Consolidated Statement of Unitholders’ Equity, Other Common Unitholders’ Interest and Comprehensive Income — Nine Months Ended September 30, 2007 (Unaudited)
Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2007 and 2006 (Unaudited)
Notes to Condensed Consolidated Financial Statements (Unaudited)
Report of Independent Registered Public Accounting Firm
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosures about Market Risk
4.	Controls and Procedures

PART II — Other Information

1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Archstone-Smith Operating Trust

Condensed Consolidated Balance Sheets

(In thousands, except unit data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate	$12,706,277	$12,945,862
Real estate — held-for-sale	259,711	241,778
Accumulated depreciation	(1,004,186)	(957,146)
	11,961,802	12,230,494
Investments in and advances to unconsolidated entities	562,476	235,323
Net investments	12,524,278	12,465,817
Cash and cash equivalents	14,781	48,655
Restricted cash in tax-deferred exchange and bond escrow	317,222	319,312
Other assets	389,505	425,343
Total assets	$13,245,786	$13,259,127

LIABILITIES AND UNITHOLDERS’ EQUITY
Liabilities:
Unsecured credit facilities	$900,437	$84,723
Unsecured loans — International	—	235,771
Long-Term Unsecured Debt	2,990,015	3,355,699
Mortgages payable	2,045,178	2,758,275
Mortgages payable — held-for-sale	17,813	17,959
Accounts payable	71,346	71,967
Accrued interest	49,383	67,135
Accrued expenses and other liabilities	308,401	365,260
Total liabilities	6,382,573	6,956,789
Other common unitholders’ interest, at redemption value (A-1 Common Units: 26,229,731 in 2007 and 29,514,128 in 2006)	1,577,456	1,718,017

Unitholders’ equity:
Perpetual Preferred Units	50,000	50,000
Common unitholders’ equity (A-2 Common Units: 223,603,858 units in 2007 and 220,147,167 units in 2006)	5,224,552	4,530,801
Accumulated other comprehensive income	11,205	3,520
Total unitholders’ equity	5,285,757	4,584,321
Total liabilities and unitholders’ equity	$13,245,786	$13,259,127

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Earnings

(In thousands, except per unit amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental revenues	$282,158	$244,704	$827,305	$667,213
Other income	15,243	27,299	44,406	57,100
	297,401	272,003	871,711	724,313
Expenses:
Rental expenses	68,122	61,032	198,879	152,535
Real estate taxes	25,115	19,824	77,343	57,565
Depreciation on real estate investments	68,416	57,000	205,710	166,760
Interest expense	70,744	60,163	210,360	150,402
General and administrative expenses	21,601	18,497	60,732	49,794
Other expenses	5,578	4,734	12,571	15,923
	259,576	221,250	765,595	592,979
Earnings from operations	37,825	50,753	106,116	131,334
Income/(loss) from unconsolidated entities	(4,542)	2,088	(3,540)	31,484
Other non-operating income	26,488	1,718	28,430	2,137
Earnings before discontinued operations	59,771	54,559	131,006	164,955
Earnings from discontinued operations	339,268	95,552	661,982	321,802
Net earnings	399,039	150,111	792,988	486,757
Preferred Unit distributions	(958)	(957)	(2,874)	(2,872)
Net earnings attributable to Common Units — Basic	$398,081	$149,154	$790,114	$483,885
Interest on Convertible Debt	6,345	—	19,935	—
Net earnings attributable to Common Units — Diluted	$404,426	$149,154	$810,049	$483,885
Weighted average Common Units outstanding:
Basic	250,216	248,695	250,230	247,950
Diluted	260,033	249,643	260,032	248,810
Earnings per Common Unit — Basic:
Earnings before discontinued operations	$0.23	$0.22	$0.51	$0.65
Discontinued operations, net	1.36	0.38	2.65	1.30
Net earnings	$1.59	$0.60	$3.16	$1.95
Earnings per Common Unit — Diluted:
Earnings before discontinued operations	$0.23	$0.22	$0.51	$0.65
Discontinued operations, net	1.33	0.38	2.61	1.29
Net earnings	$1.56	$0.60	$3.12	$1.94
Distributions paid per Common Unit	—	$0.4350	$0.9050	$1.3050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statement of Unitholders’ Equity,
Other Common Unitholders’ Interest and Comprehensive Income

Nine Months Ended September 30, 2007

(In thousands)

(Unaudited)

	Perpetual Preferred Units at Aggregate Liquidation Preference	Common Unitholders’ Equity	Accumulated Other Comprehensive Income /(Loss)	Total Unitholders’ Equity	Other Common Unitholders’ Interest	Total
Balances at December 31, 2006	$50,000	$4,530,801	$3,520	$4,584,321	$1,718,017	$6,302,338
Comprehensive income:
Net earnings	—	706,120	—	706,120	86,868	792,988
Change in fair value of hedges, net	—	—	(570)	(570)	—	(570)
Reclassification adjustment for realized net gains on marketable securities	—	—	(1,794)	(1,794)	—	(1,794)
Change in fair value of marketable securities	—	—	(14)	(14)	—	(14)
Foreign currency exchange translation, net	—	—	10,063	10,063	—	10,063
Comprehensive income attributable to Common Units	—	—	—	—		800,673
Preferred Unit dividends	—	(2,874)	—	(2,874)	—	(2,874)
Common Unit dividends	—	(202,471)	—	(202,471)	(25,397)	(227,868)
A-1 Common Units converted into A-2 Common Units	—	55,378	—	55,378	(55,378)	—
Issuance of Common Units under Dividend Reinvestment Plan	—	20,493	—	20,493	—	20,493
Exercise of options	—	11,489	—	11,489	—	11,489
Equity-classified awards under Compensation Plans	—	7,882	—	7,882	—	7,882
Adjustment to redemption value	—	88,641	—	88,641	(88,641)	—
Common Unit redemptions	—	—	—	—	(59,080)	(59,080)
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	1,067	1,067
Other, net	—	9,093	—	9,093	—	9,093
Balances at September 30, 2007	$50,000	$5,224,552	$11,205	$5,285,757	$1,577,456	$6,863,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net earnings	$792,988	$486,757
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	220,614	222,360
Gains on dispositions of depreciated real estate	(647,213)	(314,246)
Gains on sale of marketable equity securities	(1,867)	—
Change in swap value — DeWAG derivatives	—	1,407
Provision for possible loss on investments	—	4,328
Gains on sale of International Fund shares	(14,044)	—
Foreign currency gains on International investments	(12,387)	—
Equity in earnings from unconsolidated entities	8,889	3,610
Interest accrued on Mezzanine loans	(2,425)	(7,814)
Change in other assets	(41,159)	14,757
Change in accounts payable, accrued expenses and other liabilities	(16,447)	22,854
Other, net	5,720	(6,733)
Net cash flow provided by operating activities	292,669	427,280

Investing activities:
Real estate investments	(2,034,088)	(1,826,663)
Purchase of DeWAG net of cash acquired of $20,364	—	(252,428)
Change in investments in unconsolidated entities, net	(43,981)	(67,523)
Proceeds from disposal of International Fund shares	98,857	—
Investment in International Fund	(104,924)	—
Proceeds from dispositions	1,766,241	1,190,054
Change in restricted cash	2,090	440,695
Change in notes receivable, net	38,288	(83,592)
Other, net	(29,858)	7,679
Net cash flow used by investing activities	(307,375)	(591,778)

Financing activities:
Proceeds from Long-Term Unsecured Debt, net	—	859,385
Payments on Long-Term Unsecured Debt	(367,397)	(31,250)
Proceeds from (payments on) unsecured credit facilities, net	921,351	(368,864)
Principal repayment of mortgages payable, including prepayment penalties	(76,338)	(220,410)
Regularly scheduled principal payments on mortgages payable	(9,989)	(11,723)
Proceeds from term loan to fund DeWAG investment	—	272,792
Proceeds from Unsecured loans — International	142,657	—
Principal repayments on Unsecured loans — International	(378,428)	—
Proceeds from Common Units issued under DRIP and employee stock options	29,933	46,913
Cash dividends paid on Common Units	(227,868)	(324,044)
Cash dividends paid on Preferred Units	(2,874)	(2,872)
Redemption of A-1 Units	(59,080)	—
Other, net	8,865	(16,987)
Net cash flow provided (used) by financing activities	(19,168)	202,940
Net change in cash and cash equivalents	(33,874)	38,442
Cash and cash equivalents at beginning of period	48,655	13,638
Cash and cash equivalents at end of period	$14,781	$52,080
Significant non-cash investing and financing activities:
Common Units issued in exchange for real estate	$1,067	$81,412
A-1 Common Units converted to A-2 Common Units	55,378	107,758
Assumption of mortgages payable upon purchase of apartment communities	15,000	728,484

In connection with the formation of the International Fund, we contributed assets and liabilities at book value. The assets consisted of real estate of approximately $1.0 billion and accounts receivable and other assets of $0.1 billion. The liabilities consisted of mortgages and unsecured credit facilities of $0.7 billion and other accounts payable and accrued expenses of $0.1 billion.

These Condensed Consolidated Statements of Cash Flows combine cash flows from discontinued operations with cash flows from continuing operations.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Archstone-Smith Operating Trust

Notes to Condensed Consolidated Financial Statements

September 30, 2007 and 2006

(Unaudited)

(1)                                 Description of the Business and Summary of Significant Accounting Policies

Business

Archstone-Smith is structured as an UPREIT under which all property ownership and business operations are conducted through Archstone-Smith Operating Trust, which we refer to herein as the “Operating Trust.” Archstone-Smith was our sole trustee and owned approximately 89.5% of the Operating Trust’s outstanding Common Units at September 30, 2007; the remaining 10.5% of the Common Units were owned by minority interest holders. As used herein, “we,” “our” and the “company” refers to the Operating Trust and Archstone-Smith, collectively, except where the context otherwise requires. Archstone-Smith is an equity REIT organized under the laws of the State of Maryland. We focus on creating value for our unitholders by acquiring, developing, redeveloping and operating apartments in markets characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.

Consummation of Agreement to be Acquired

On May 29, 2007, Archstone-Smith announced it had signed a definitive Merger Agreement, dated as of May 28, 2007 (as amended by Amendment No. 1 thereto, the “Merger Agreement”), whereby both Archstone-Smith and the Operating Trust would be acquired by subsidiaries of an entity jointly controlled by affiliates of Tishman Speyer Real Estate Venture VII, L.P., and Lehman Brothers Holdings, Inc. (the “Buyer Parties”). The transactions contemplated by the Merger Agreement were consummated on October 4 and 5, 2007. As a result of the transactions contemplated by the Merger Agreement, the sole trustee of the Operating Trust, effective as of October 5, 2007, is Tishman Speyer Archstone-Smith Multifamily Series I Trust (“Series I Trust”), which along with Tishman Speyer Archstone-Smith Multifamily Series II, L.L.C (“Series II Trust) and Tishman Speyer Archstone-Smith Multifamily Series III, L.L.C (“Series III Trust) owns 100% of the Operating Trust’s outstanding Common Units.

Under the terms of the Merger Agreement, all outstanding Common Shares of Archstone-Smith were acquired by the Series I Trust, the Series II Trust and the Series III Trust for $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share issued and outstanding immediately prior to the effective time of the merger. With respect to the outstanding Series I Preferred Shares, the Buyer Parties elected to replace them with substantially identical Series I Preferred Shares of the Series I Trust.

As part of the transaction, the Operating Trust merged on October 4, 2007 with River Trust Acquisition (MD), LLC, a subsidiary of the Buyer Parties (“MergerSub”). Although the Operating Trust is the surviving entity, MergerSub is viewed as the acquiror for accounting purposes. Each Class A-2 Common Unit remains outstanding. Approximately 4.5 million Class A-1 Common Units, held by more than 300 holders, were converted into the right to receive an equivalent number of newly issued Series O Preferred Units, whereas holders of approximately 21.6 million Class A-1 Common Units elected to exchange their Class A-1 Common Units for cash consideration of $60.75 without interest and less applicable withholding taxes. Each Series O Preferred Unit has a redemption price of $60.75 and bears cumulative preferential distributions payable quarterly at an annual rate of 6%. The distribution rate will increase to 8% per annum under certain circumstances, including during any period when the ratio of total debt to total assets exceeds 0.85 to 1.00. The Series O Preferred Units, which have only limited voting rights, are redeemable by the holder or the Operating Trust under certain circumstances. The Series I Preferred Units remain outstanding and unchanged. Each Series M Preferred Unit and each Series N-1 and N-2 Convertible Preferred Unit was converted into the right to receive one newly issued Series P Preferred Unit, Series Q-1 Preferred Unit and Series Q-2 Preferred Unit, respectively, of the Operating Trust.

Further, immediately after the effective time of the Operating Trust merger, the Buyer Parties caused the Operating Trust to make certain material asset distributions to Archstone-Smith. In connection with the transaction, the Operating Trust distributed approximately $2.9 billion of real estate, based on cost, to affiliated entities.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the Operating Trust’s financial statements for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Intangibles

Intangible assets consist of lease-related intangibles and certain intangibles associated with the DeWAG acquisition. See Note 3. The market value of above and below market leases are based on our estimate of current market rents as compared to the rent that we are receiving and is recorded in either other assets or other liabilities. These assets are charged and liabilities are credited to rental income over the estimated term of the lease. We also recognize the value of our in-place lease agreements and amortize these assets into depreciation on real estate investments over the estimated term of the lease.

We will perform an impairment test annually, or more frequently, if events or changes in circumstances indicate impairment of our intangible assets, which are included in other assets.

Revenue and Gain Recognition

We generally lease our apartment units under operating leases with terms of one year or less. Communities subject to the Oakwood Master Leases entered into in 2005 have a seven-year term, expiring between July 2012 and March 2013, subject to Oakwood’s right to terminate individual leases under certain circumstances. As of September 30, 2007, none of the Oakwood Master Lease Communities has been returned to the company. The aggregate annual contractual base rent due under these leases is $74.1 million and is subject to annual adjustments on January 1st of each year equal to the percentage change in the average Same-Store NOI growth for certain other specified properties. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No.13, “Accounting for Leases.” Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease. We use the full accrual method of profit recognition in accordance with SFAS No. 66 to record gains on sales of real estate. If we sell improvements and retain a lease on the underlying land that covers substantially all of the economic life of the improvements, then we defer the profit associated with the land and record the profit ratably over the life of the lease. Accordingly, we evaluate the related GAAP requirements in determining the profit to be recognized at the date of each sale transaction (i.e., the profit is determinable and the earnings process is complete). We recognize deferred gains when a property is sold to a third party. Further, during periods when our ownership interests in an investee decrease, we will recognize gains related to previously deferred proceeds to coincide with our new ownership interest in the investee.

Rental Expenses

Rental expenses shown on the accompanying Condensed Consolidated Statements of Earnings include costs associated with on-site and property management personnel, utilities, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility reimbursements from residents, which are recorded as offsets to utility expenses, aggregated $5.3 million and $5.4 million for the three months ended September 30, 2007 and 2006, respectively, and $18.1 million and $17.4 million for the nine months ended September 30, 2007 and 2006, respectively, including amounts reclassified to discontinued operations for the respective periods.

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

Foreign Operations

Assets and liabilities of the company’s foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment on our permanent investment is reflected as accumulated other comprehensive income, a separate component of unitholders’ equity on the Condensed Consolidated Balance Sheets, while the change in the exchange rate on our temporary investment is included in our other non-operating income on the Condensed Consolidated Statements of Earnings. The functional currency utilized for these entities is the Euro. Upon the sale of our foreign operations, the gain or loss on the sale will include the foreign currency amounts previously recorded in accumulated other comprehensive income.

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

Income taxes for our taxable REIT subsidiaries are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance for deferred income tax expense is provided if we believe that we will not realize the tax benefit.

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

Our accumulated other comprehensive income for the nine months ended September 30, 2007 was as follows (in thousands):

	Net Unrealized Gains on Marketable Securities	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$1,822	$(554)	$2,252	$3,520
Change in fair value of hedges, net	—	(738)	—	(738)
Change in fair value of long-term debt hedges	—	168	—	168
Foreign currency exchange translation, net	—	—	10,063	10,063
Change in fair value of marketable securities	(14)	—	—	(14)
Reclassification adjustment for realized net gains on marketable securities	(1,794)	—	—	(1,794)
Balance at September 30, 2007	$14	$(1,124)	$12,315	$11,205

Per Unit Data

Following is a reconciliation of basic net earnings per Common Unit to diluted net earnings per Common Unit for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reconciliation of numerator between basic and diluted net earnings per Common Unit(1):
Net earnings attributable to Common Units — Basic	$398,081	$149,154	$790,114	$483,885
Interest on Convertible Debt	6,345	—	19,935	—
Net earnings attributable to Common Units — Diluted	$404,426	$149,154	$810,049	$483,885

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding — Basic	250,216	248,695	250,230	247,950
Assumed conversion of Convertible Debt into Common Units	9,039	—	9,039	—
Incremental options	778	948	763	860
Weighted average number of Common Units outstanding — Diluted	260,033	249,643	260,032	248,810

(1)           Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.

To calculate net earnings per Common Unit, we allocate the interest on the Convertible Debt on a pro-rata basis between continuing and discontinued operations.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of January 1, 2007 by us did not have a material effect on our financial position, net earnings or cash flows.

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

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are not subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. As of September 30, 2007, no taxing authority had proposed any significant adjustments to our tax positions. We have no significant current tax examinations in process.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:
Balance at January 1, 2007	$2,021
Current Period Interest	111
Balance at September 30, 2007	$2,132

We are required to recognize interest and penalties accrued related to unrecognized tax benefits in tax expense. As of the date of adoption, the company has accrued interest of approximately $228,000 and we have not recorded any penalties.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis (i.e., the fair value option), which are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. We do not anticipate the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

(2)           Real Estate

Investments in Real Estate

Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	September 30, 2007	December 31, 2006
	Investment	Investment
Operating Trust Apartment Communities:
Operating communities	$11,658,490	$11,208,052
Communities under construction	297,316	406,881
Development communities In Planning(1)	141,799	75,538
Total Operating Trust apartment communities	12,097,605	11,690,471
Ameriton(1)	688,367	585,524
International	53,892	851,593
Other real estate assets(2)	126,124	60,052
Total real estate	$12,965,988	$13,187,640

(1)                                  Includes development communities In Planning – Owned but excludes In Planning – Under Control. Our investment as of September 30, 2007 and December 31, 2006 for development communities In Planning – Under Control was $13.3 million and $7.6 million, respectively, and is reflected in the “Other assets” caption of our Condensed Consolidated Balance Sheets.

(2)                                  Includes land that is not In Planning and other non-multifamily real estate assets.

The change in investments in real estate, at cost, consisted of the following (in thousands):

Balance at December 31, 2006	$13,187,640
Acquisition-related expenditures	1,420,132
Redevelopment expenditures	37,328
Recurring capital expenditures	30,340
Development expenditures, including initial acquisition costs	348,793
Acquisition of land for development	213,261
Dispositions	(1,195,068)
International Fund formation (See Note 3)	(1,034,524)
Other	820
Net apartment community activity	(178,918)
Change in other real estate assets	(42,734)
Balance at September 30, 2007	$12,965,988

At September 30, 2007, we had unfunded contractual commitments of $625.5 million related primarily to communities under construction and under redevelopment. The purchase prices of certain recent acquisitions in California and Washington were allocated to land, buildings and other assets based on preliminary estimates and are subject to change as we obtain more complete information regarding land, building and lease intangibles values.

(3)           DeWAG Acquisition and International Fund Formation

On July 27, 2006, we acquired 94% of the shares and 94% of an outstanding shareholder loan of DeWAG Deutsche WohnAnlage GmbH (“DeWAG”), a company that specializes in the acquisition, ownership, operation and re-sale of quality residential properties in the major metropolitan areas of Southern and Western Germany, as well as West Berlin. Our purchase price consisted of approximately $271 million plus the assumption of approximately $509 million in DeWAG liabilities, based on the exchange rate on the transaction date. We finalized our purchase price allocation related to the acquisition and there were no significant adjustments to the original allocation.

Effective June 29, 2007, we contributed our ownership in certain German real estate entities, including those in DeWAG, into a German real estate fund. In this report we refer to the combined group of entities in which we have ownership interests as the “International Fund.” The combined total assets and third-party liabilities associated with the contribution were $1.1 billion and $0.8 billion, respectively. We recognized a gain of $14.0 million on the shares that were sold, which is included in other non-operating income and we have deferred a gain of $11.2 million related to the common equity that we own at September 30, 2007. As of September 30, 2007, approximately 55% of the International Fund’s common equity was owned by third-party investors with the remainder owned by the Operating Trust. Although our economic interest is significant, we do not control the International Fund. We will recognize our proportionate share of the earnings or losses using the equity method of accounting. The accompanying Condensed Consolidated Balance Sheet as of September 30, 2007 reflects the International Fund on the equity method as a result of deconsolidation, whereas the Condensed Consolidated Balance Sheet as of December 31, 2006 reflects our German real estate entities contributed to the International Fund on a consolidated basis. The accompanying Condensed Consolidated Statements of Earnings reflect operations associated with entities contributed to the International Fund on a consolidated basis through June 30, 2007 and on an equity method basis for the quarter ended September 30, 2007. Please refer to Note 5 for further information.

As part of our DeWAG acquisition in 2006, we acquired a management company which is now known as Archstone Management Germany (“AMG”). The assets of AMG consist principally of the goodwill created in the DeWAG transaction and non-compete agreements entered into with certain key officers of DeWAG. We concluded that the goodwill was primarily attributable to the people and processes which comprise the investing and the operating platform we acquired in the DeWAG transaction, none of which were contributed to the International Fund. AMG will earn fees for acting as the manager of the International Fund, and is expected to earn additional fees and incentives by providing other services including, but not limited to asset management, acquisition, disposition, financing, accounting and administrative activities. We may also earn incentive performance fees if certain investor returns are achieved over a specified period.

As of September 30, 2007, the non-compete agreements had a gross carrying amount of $21.3 million and accumulated amortization of $6.7 million. We are amortizing these agreements over a three-year period.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006	$35,450
Purchase accounting and fund formation adjustments	6,131
Change in foreign currency translation	3,661
Balance at September 30, 2007	$45,242

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

We had six operating apartment communities, representing 2,031 units (unaudited), classified as held-for-sale under the provisions of SFAS No. 144, at September 30, 2007. Accordingly, we have reclassified the operating earnings from these properties to discontinued operations for the three and nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, we sold 21 REIT and five Ameriton operating properties. The operating results of these communities and the related gain on sale are also included in discontinued operations for 2007 and 2006.

The following is a summary of net earnings from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental revenues	$14,894	$61,831	$77,470	$214,693
Rental expenses	(4,655)	(17,984)	(20,224)	(59,694)
Real estate taxes	(1,193)	(6,360)	(8,119)	(25,684)
Depreciation on real estate investments	(375)	(12,659)	(8,154)	(45,752)
Interest expense(1)	(3,301)	(13,877)	(16,973)	(49,475)
Income taxes from taxable REIT subsidiaries	(1,244)	1,492	(4,354)	(9,979)
Provision for possible loss on real estate investment	—	—	—	(4,328)
Debt extinguishment costs related to dispositions	(1,543)	(825)	(2,537)	(7,588)
Gains from the disposition of REIT real estate investments, net	332,536	79,984	629,444	258,960
Internal disposition costs — REIT transactions(2)	(387)	(267)	(1,462)	(1,094)
Gains from the disposition of taxable REIT subsidiary real estate investments, net	4,869	4,631	17,769	55,286
Internal disposition costs — taxable REIT subsidiary transactions(2)	(333)	(414)	(878)	(3,543)
Earnings from discontinued apartment communities	$339,268	$95,552	$661,982	$321,802

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

(5)           Investments in and Advances to Unconsolidated Entities

We have investments in real estate entities that we account for using the equity method. A summary of our investments in and advances to unconsolidated entities follows (dollar amounts in thousands):

	September 30, 2007		December 31, 2006
	Investment	Number of Ventures	Investment	Number of Ventures
Operating Trust	$210,974	12	$199,705	13
Ameriton	62,752	7	35,618	5
Domestic	273,726	19	235,323	18
International Fund	288,750	1	—	—
Total	$562,476	20	$235,323	18

Our combined weighted average percentage of ownership in unconsolidated entities based on total assets at September 30, 2007 was 41.22%.

Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows (in thousands):

	September 30, 2007	December 31, 2006
Assets:
Real estate	$2,790,648	$1,530,659
Other assets	307,969	213,569
Total assets	$3,098,617	$1,744,228
Liabilities and owners’ equity:
Inter-company debt payable to Operating Trust	$113	$1,519
Mortgages payable(1)	1,931,023	1,063,451
Other liabilities	321,199	126,048
Total liabilities	2,252,335	1,191,018
Owners’ equity	846,282	553,210
Total liabilities and owners’ equity	$3,098,617	$1,744,228

(1)                                  The Operating Trust guarantees $292.0 million of the outstanding debt balance of certain of our Archstone-Smith development ventures as of September 30, 2007 and is committed to guarantee another $39.9 million upon funding of additional debt.

Selected combined summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Trust Joint Venture revenues	$41,847	$35,662	$119,117	$99,634
Net earnings(1)	5,003	8,225	1,771	40,261
Ameriton Joint Venture revenues	$156	$53	$584	$276
Net earnings/(loss)(2)	(217)	(136)	3,626	18,185
International Fund revenues	$19,688	$—	$19,688	$—
Net loss(3)	(9,804)	—	(9,804)	—
Total revenues	$61,691	$35,715	$139,389	$99,910
Total net earnings	$(5,018)	$8,089	$(4,407)	$58,446

(1)                                  Includes gains associated with the disposition of Operating Trust Joint Venture assets of $4.2 million and $9.3 million for the three months ended September 30, 2007 and 2006, and $4.2 million and $37.1 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)                                  Includes Ameriton’s share of pre-tax gains associated with the disposition of real estate joint venture assets of $4.0 million and $19.7 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)                                  The International Fund was formed at the end of June 2007 and the related earnings/(loss) for periods prior to formation are therefore incorporated into our consolidated results.

(6)           Mortgage and Other Notes Receivable

The change in mortgage and other notes receivable, which are included in other assets, during the nine months ended September 30, 2007 consisted of the following (in thousands):

Balance at December 31, 2006	$123,261
Funding of additional notes	13,097
Accrued interest	5,074
Prepayments	(52,128)
Balance at September 30, 2007	$89,304

We have a commitment to fund an additional $49.9 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We evaluate the collectibility of our mezzanine and other notes receivable on a quarterly basis. We recognized interest income associated with notes receivable of $2.9 million and $5.5 million for the three months ended September 30, 2007 and 2006, respectively, and $9.1 million and $13.4 million for the nine months ended September 30, 2007 and 2006, respectively. The weighted average contracted interest rate on these notes as of September 30, 2007 was approximately 12.2%.

(7)           Borrowings

Unsecured Credit Facilities

Our $600 million unsecured credit facility, which is led by JPMorgan Chase Bank, N.A., bears interest at the greater of the prime rate or the federal funds rate plus 0.50% or, at our option, LIBOR plus 0.40%. The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00%, based upon the rating of our long-term unsecured senior notes. The facility contains an accordion feature that allows us to increase the size of the commitment to $1.0 billion at any time during the life of the facility, subject to lenders providing additional commitments, and enables us to borrow up to $150 million in foreign currencies. The credit facility was scheduled to mature in June 2010 and was paid off at the time of the merger.

On May 29, 2007, we entered into an agreement with Morgan Stanley Senior Funding, Inc., that provides for a $500 million unsecured revolving line of credit. This facility bears interest at the greater of the prime rate or the federal funds rate plus 0.50% or, at our option, LIBOR plus 0.40%. The spread over LIBOR can vary from LIBOR plus 0.325% to LIBOR plus 1.00%, based upon the rating of our long-term unsecured senior notes. The credit facility was scheduled to mature in December 2007 and was paid off in connection with the merger.

The following table summarizes our revolving credit facility borrowings under our lines of credit (in thousands, except for percentages):

	September 30, 2007	December 31, 2006
Total unsecured revolving credit facilities	$1,100,000	$600,000
Borrowings outstanding at end of period	871,000	80,000
Outstanding letters of credit under the JPMorgan Chase Bank facility	13,977	14,880
Weighted average daily borrowings	485,095	100,474
Maximum borrowings outstanding during the period	965,427	360,000
Weighted average daily nominal interest rate	5.5%	5.0%
Weighted average daily effective interest rate	5.8%	6.3%

We also have a short-term unsecured borrowing agreement with JPMorgan Chase Bank, N.A., which provides for maximum borrowings of $100 million. The borrowings under the agreement bear interest at an overnight rate agreed to at the time of borrowing and ranged from 5.6% to 6.2% during the nine-month period ended September 30, 2007. There were $29.4 million of borrowings outstanding under the agreement at September 30, 2007, and $4.7 million of borrowings outstanding at December 31, 2006. The credit facility was paid off in connection with the merger.

Long-Term Unsecured Debt

A summary of our Long-Term Unsecured Debt outstanding at September 30, 2007 and December 31, 2006 follows (dollar amounts in thousands):

Type of Debt	Coupon Rate(1)	Effective Interest Rate(1)(2)	Balance at September 30, 2007	Balance at December 31, 2006	Average Remaining Life (Years)
Long-term unsecured senior notes	5.4%	5.7%	$2,930,366	$3,279,404	5.3
Unsecured tax-exempt bonds	4.0%	4.9%	59,649	76,295	14.3
Total/Weighted average	5.4%	5.6%	$2,990,015	$3,355,699	5.5

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

A summary of mortgages payable follows (dollar amounts in thousands):

	Outstanding Balance at(1)		Effective
	September 30, 2007	December 31, 2006	Interest Rate(2)
Secured floating rate debt:
Tax-exempt debt	$837,238	$935,536	5.5%
Conventional mortgages	47,925	167,020	5.9%
Total Floating	885,163	1,102,556	5.5%
Secured fixed rate debt:
Tax-exempt debt	84	3,086	6.4%
Conventional mortgages	1,159,643	1,651,650	6.1%
Other secured debt	18,101	18,942	4.6%
Total Fixed	1,177,828	1,673,678	6.0%
Total mortgages payable	$2,062,991	$2,776,234	5.8%

(1)                                  Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $33.3 million and $43.9 million at September 30, 2007 and December 31, 2006, respectively, and is being amortized as a credit to interest expense over the life of the underlying debt.

(2)                                  Includes the effect of fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.

The change in mortgages payable during the nine months ended September 30, 2007 consisted of the following (in thousands):

Balance at December 31, 2006	$2,776,234
Regularly scheduled principal amortization	(9,989)
Borrowings, prepayments, final maturities and other, net	(78,924)
International Fund formation (See Note 3)	(624,330)
Balance at September 30, 2007	$2,062,991

Other

The majority of our debt was paid off in connection with the merger and replaced with new debt to finance a significant portion of the transaction.

The book value of total assets pledged as collateral for mortgage loans and other obligations at September 30, 2007 and December 31, 2006 was $4.3 billion and $5.6 billion, respectively. Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments at September 30, 2007.

The total interest paid on all outstanding debt was $120.0 million and $96.5 million for the three months ended September 30, 2007 and 2006, respectively, and $283.6 million and $244.8 million for the nine months ended September 30, 2007 and 2006, respectively. We capitalize interest incurred during the construction period as part of the cost of apartment communities under development. Capitalized interest was $12.2 million and $13.3 million for the three months ended September 30, 2007 and 2006, respectively, and $37.6 million and $39.6 million for the nine months ended September 30, 2007 and 2006, respectively.

(8)           Distributions to Unitholders

The following table summarizes the quarterly cash distributions paid per unit on Common and Preferred Units during the three and nine months ended September 30, 2007. We will not pay any additional distributions on Common Units and will continue to pay $7,660 per year related to the Series I Perpetual Preferred Units in accordance with the terms of the Merger Agreement. Please see Note 1 for a discussion of the merger of Archstone-Smith.

	Quarterly Cash Distribution Per Unit	Cash Distribution Per Unit for the Nine Months Ended September 30, 2007
Common Units	—	$0.905
Series I Perpetual Preferred Units(1)	$1,915	$5,745

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

No more than 20.0 million share or option awards in the aggregate may be granted under the plan, and no individual may be awarded more than 1.0 million share or option awards in any one-year period. As of September 30, 2007, Archstone-Smith had approximately 9.6 million shares available for future issuance. Non-qualified options constitute an important component of compensation for officers below the level of senior vice president and for selected employees.

A summary of share option activity for the options and RSUs is presented below:

	Option Awards		RSU Awards
	Options	Weighted Average Exercise Price	Units	Weighted Average Grant Price
Balance, December 31, 2006	1,831,355	$30.14	946,615	$31.82
Granted	388,017	$58.62	175,176	$58.62
Exercised/Settled	(165,369)	$33.70	(99,532)	$28.86
Forfeited	(22,306)	$42.63	—	—
Expired	—	—	—	—
Balance, March 31, 2007	2,031,697	$35.16	1,022,259	$36.72
Granted	4,102	$53.05	12,000	$53.05
Exercised/Settled	(135,537)	$27.09	(39,248)	$27.77
Forfeited	(26,935)	$49.61	(23,633)	$48.61
Expired	—	—	—	—
Balance, June 30, 2007	1,873,327	$35.57	971,378	$36.99
Granted	—	—	—	—
Exercised/Settled	(28,316)	$22.78	—	—
Forfeited	(1,570)	$56.19	—	—
Expired	—	—	—	—
Balance, September 30, 2007	1,843,441	$34.92	971,378	36.99

Certain of the options and RSUs, included in the table above, have a DEU feature. The aggregate number of vested DEUs outstanding as of September 30, 2007 was approximately 240,000. During the nine months ended September 30, 2007, we recorded $185,000 as a charge to operating expense related to unvested DEUs and $1,620,000 of Common Share dividends related to vested DEUs.

Options

During the nine months ended September 30, 2007 and 2006, the share options granted to associates had a calculated fair value of $8.44 and $5.52 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the three and nine months ended September 30, 2007, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 4.44%, a weighted average dividend yield of 3.39%, a volatility factor of 18.62% and a weighted average expected life of four years. For the three and nine months ended September 30, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.30% and a weighted average expected life of four years. The options vest over a three-year period and have a contractual term of 10 years. We used an estimated forfeiture rate of 10% in recording option compensation expense for the three and nine months ended September 30, 2007, based primarily on historical experience. The unamortized compensation cost is $2.9 million, which includes all options previously granted but not yet vested. This amount will be recorded as compensation cost on the merger date.

The total intrinsic value of the share options exercised during the nine-month periods ended September 30, 2007 and 2006 were $9.9 million and $26.0 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option. We had 1.1 million fully vested options outstanding at September 30, 2007 with a weighted average exercise price of $26.86. The weighted-average contractual life of the fully vested options is 5.18 years, and they have an intrinsic value of $37.6 million. In addition, we have 657,100 options outstanding that we expect to vest with a weighted average exercise price of $51.80. The weighted-average contractual life of the unvested options is 9.23 years, and they have an intrinsic value of $5.5 million.

Restricted Share Units

Also during the nine months ended September 30, 2007 and 2006, we issued RSUs to senior officers and trustees of the company with an average grant date fair value of $58.26 and $45.77, respectively per share. The units vest over a three-year period and the related unamortized compensation cost is $13.4 million, which includes all units previously granted but not yet vested. This amount will be recorded as compensation cost on the merger date.

We had 576,318 fully vested RSUs outstanding at September 30, 2007 with a weighted average grant date fair value of $28.53. The weighted-average contractual life for the fully vested shares is 5.12 years and the intrinsic value is $34.7 million. In addition, we have 390,685 RSUs outstanding that we expect to vest with a weighted average grant date fair value of $49.40. The weighted-average contractual life for the unvested shares is 9.04 years and the intrinsic value is $19.3 million. The total intrinsic value of the RSUs settled during the nine-month periods ended September 30, 2007 and 2006 were $8.3 million and $3.5 million, respectively.

Special Long-Term Incentive Program

Effective January 1, 2006, a special long-term incentive program related to the achievement of total shareholder return performance targets was established for certain of our executive officers. We would issue approximately 300,000 performance units if all performance targets are ultimately met as of December 31, 2008. The calculated grant date fair value of approximately $4.8 million is being charged to compensation expense ratably over the three-year term of the plan. The calculated fair value was determined by an independent third party using a Monte Carlo simulation approach which yielded an estimated payout percentage of 41%. The related unamortized compensation cost at September 30, 2007 is $1.3 million and will be recorded as compensation cost on the merger date.

Summary

The compensation cost associated with all awards for the nine months ended September 30, 2007 was approximately $10.0 million, of which approximately $7.9 million was charged to operating expenses, and approximately $2.1 million related to dedicated investment personnel was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the nine months ended September 30, 2006 was approximately $8.9 million, of which approximately $6.7 million was charged to operating expenses, and approximately $2.2 million related to dedicated investment personnel was capitalized with respect to development and other qualifying investment activities. The unamortized compensation cost of $16.4 million will be recorded as compensation cost on the merger date.

(10)         Segment Data

We have determined that our garden communities and our High-Rise communities have similar economic characteristics and meet the other GAAP criteria, which permit the garden communities and High-Rise communities to be aggregated into two reportable segments. Additionally, we have defined the activity from Ameriton as an individual operating segment, as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short-term investment horizon. NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year operating performance.

Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Reportable apartment communities segment revenues:
Same-Store:
Garden communities	$125,665	$118,861	$356,391	$334,579
High-Rise communities	98,945	93,606	254,710	242,440
Non Same-Store and other:
Garden communities	24,489	4,334	65,495	16,774
High-Rise communities	25,865	11,155	97,843	50,312
Ameriton communities(1)	3,042	348	6,084	(460)
International and other non-reportable operating segment revenues	4,152	16,400	46,782	23,568
Total segment and consolidated rental revenues	$282,158	$244,704	$827,305	$667,213

Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$86,576	$81,618	$248,741	$234,409
High-Rise communities	68,066	63,756	175,165	168,180
Non Same-Store and other:
Garden communities	13,491	2,086	35,637	9,194
High-Rise communities	16,539	5,310	62,904	30,976
Ameriton communities(1)	1,391	136	2,915	(446)
International and other non-reportable operating segment revenues	2,858	10,942	25,721	14,800
Total segment NOI	188,921	163,848	551,083	457,113
Reconciling items:
Other income	15,243	27,299	44,406	57,100
Depreciation on real estate investments	(68,416)	(57,000)	(205,710)	(166,760)
Interest expense	(70,744)	(60,163)	(210,360)	(150,402)
General and administrative expenses	(21,601)	(18,497)	(60,732)	(49,794)
Other expenses	(5,578)	(4,734)	(12,571)	(15,923)
Consolidated earnings from operations	$37,825	$50,753	$106,116	$131,334

(1)           While rental revenue and NOI are the primary measures we use to evaluate the performance of our assets, management also utilizes gains from the disposition of real estate when evaluating the performance of Ameriton, as its primary focus is the opportunistic acquisition, development and eventual disposition of real estate with a short-term investment horizon. Pre-tax net gains from the disposition of Ameriton operating communities were $4.5 million and $4.2 million for the three months ended September 30, 2007 and 2006, respectively, and $16.9 million and $51.7 million for the nine months ended September 30, 2007 and 2006, respectively. These gains are classified within discontinued operations. Additionally, Ameriton had gains from the sale of unconsolidated joint venture assets that are classified within income from unconsolidated entities and gains from land sales that are classified within other income. Ameriton assets are excluded from our Same-Store population as they are acquired or developed to achieve short-term opportunistic gains, and therefore, the average holding period is typically much shorter than the holding period of assets operated by the Operating Trust.

	September 30, 2007	December 31, 2006
Reportable operating communities segment assets, net:
Same-Store:
Garden communities	$3,580,569	$3,610,111
High-Rise properties	2,993,519	3,028,995
Non Same-Store:
Garden communities	2,116,288	2,760,786
High-Rise properties	2,095,779	1,818,834
Ameriton	600,145	461,276
FHA/ADA settlement accrual	16,103	29,185
International	51,811	48,438
Other non-reportable operating segment assets	283,133	264,246
Total segment assets	11,737,347	12,021,871
Real estate held-for-sale, net	224,455	208,623
Total segment assets	11,961,802	12,230,494

Reconciling items:
Investment in and advances to unconsolidated entities	562,476	235,323
Cash and cash equivalents	14,781	48,655
Restricted cash in tax-deferred exchange escrow	317,222	319,312
Other assets	389,505	425,343
Consolidated total assets	$13,245,786	$13,259,127

Total capital expenditures for garden communities included in continuing operations were $18.3 million and $15.7 million for the three months ended September 30, 2007 and 2006, respectively, and $47.0 million and $38.5 million for the nine months ended September 30, 2007 and 2006, respectively. Total capital expenditures for High-Rise properties included in continuing operations were $15.9 million and $15.7 million for the three months ended September 30, 2007 and 2006, respectively, and $33.0 million and $43.8 million for the nine months ended September 30, 2007 and 2006, respectively. Total capital expenditures for Ameriton properties included in continuing operations were $0.7 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2007 and 2006, respectively.

(11)         Litigation and Contingencies

On May 30, 2007, two separate purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming the company and each of the company’s trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe, Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names the company, each of the company’s trustees and one of the company’s senior officers as defendants. The second, Steamship Trade Association/International Longshoremen’s Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names the company, each of the company’s trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class-action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al. (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe, Colorado, naming the company and each of the company’s trustees as defendants. All five lawsuits allege, among other things, that the company’s trustees violated their fiduciary duties to the company’s shareholders in approving the mergers.

On June 21, 2007, the District Court, County of Arapahoe, Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen’s Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation.

On August 17, 2007, we and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of both the Schiff and the consolidated action captioned In re Archstone-Smith Trust Shareholder Litigation. In connection with the settlement, we agreed to make certain additional disclosures to our shareholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to our shareholders and consummation of the merger. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement, which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by us, up to an agreed-upon limit. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the merger consideration that the plaintiffs are entitled to receive in the merger. We and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that any modifications to the Merger Agreement or any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, to avoid the risk of delaying or adversely affecting the merger and the related transactions, to minimize the expense of defending the lawsuits, and to provide additional information to our shareholders at a time and in a manner that would not cause any delay of the merger, we and our trustees agreed to the settlement described above. We and the other defendants further considered it desirable that the actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.

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

The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three-year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $16.1 million of the original accrual remaining on September 30, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustee and Unitholders

Archstone-Smith Operating Trust:

We have reviewed the accompanying condensed consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries as of September 30, 2007, and the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2007 and 2006, condensed consolidated statement of unitholders’ equity, other common unitholders’ interest and comprehensive income for the nine months ended September 30, 2007, and condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of Archstone-Smith Operating Trust’s management.

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

November 9, 2007

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with Archstone-Smith Operating Trust’s 2006 Form 10-K as well as the financial statements and notes included in Item 1 of this report.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates and projections about the industry, markets in which Archstone-Smith operates, management’s beliefs, assumptions made by management and the transactions described in this Form 10-Q. While Archstone-Smith management believes the assumptions underlying its forward-looking statements and information are reasonable, such information is necessarily subject to uncertainties and may involve certain risks, many of which are difficult to predict and are beyond management’s control. These risks include, but are not limited to: (1) the ability to recognize the benefits of the merger; (2) the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will be obtained for the merger; and (3) the impact of the substantial indebtedness incurred to finance the consummation of the merger; and other risks that are set forth under “Risk Factors” in the Operating Trust’s 2006 Form 10-K. All forward-looking statements speak only as of the date of this filing or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this Form 10-Q.

Consummation of Agreement to be Acquired

On May 29, 2007, Archstone-Smith announced it had signed the Merger Agreement, whereby both Archstone-Smith and the Operating Trust would be acquired by the Buyer Parties. The transactions contemplated by the Merger Agreement were consummated on October 4 and 5, 2007. As a result of the transactions contemplated by the Merger Agreement, the sole trustee of the Operating Trust, effective as of October 5, 2007, is the Series I Trust, which along with Series II Trust and Series III Trust owns 100% of the Operating Trust’s outstanding Common Units.

Under the terms of the Merger Agreement, all outstanding Common Shares of Archstone-Smith were acquired by the Series I Trust, the Series II Trust and the Series III Trust for $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share issued and outstanding immediately prior to the effective time of the merger. With respect to the outstanding Series I Preferred Shares, the Buyer Parties elected to replace them with substantially identical Series I Preferred Shares of the Series I Trust.

As part of the transaction, the Operating Trust merged on October 4, 2007 with River Trust Acquisition (MD), LLC, a subsidiary of the Buyer Parties (“MergerSub”). Although the Operating Trust is the surviving entity, MergerSub is viewed as the acquiror for accounting purposes. Each Class A-2 Common Unit remains outstanding. Approximately 4.5 million Class A-1 Common Units, held by more than 300 holders, were converted into the right to receive an equivalent number of newly issued Series O Preferred Units, whereas holders of approximately 21.6 million Class A-1 Common Units elected to exchange their Class A-1 Common Units for cash consideration of $60.75 without interest and less applicable withholding taxes. Each Series O Preferred Unit has a redemption price of $60.75 and bears cumulative preferential distributions payable quarterly at an annual rate of 6%. The distribution rate will increase to 8% per annum under certain circumstances, including during any period when the ratio of total debt to total assets exceeds 0.85 to 1.00. The Series O Preferred Units, which have only limited voting rights, are redeemable by the holder or the Operating Trust under certain circumstances. The Series I Preferred Units remain outstanding and unchanged. Each Series M Preferred Unit and each Series N-1 and N-2 Convertible Preferred Unit was converted into the right to receive one newly issued Series P Preferred Unit, Series Q-1 Preferred Unit and Series Q-2 Preferred Unit, respectively, of the Operating Trust.

Further, immediately after the effective time of the Operating Trust merger, the Buyer Parties caused the Operating Trust to make certain material asset distributions to Archstone-Smith. In connection with the transaction, the Operating Trust distributed approximately $2.9 billion of real estate and the corresponding liabilities to affiliated entities.

                The Company

We are engaged primarily in the acquisition, development, redevelopment, operation and long-term ownership of apartment communities in the United States. Archstone-Smith is structured as an UPREIT, with all property ownership and business operations conducted through the Operating Trust. Archstone-Smith was the sole trustee and owned approximately 89.5% of our Common Units at September 30, 2007. Archstone-Smith Common Shares traded on the New York Stock Exchange (NYSE: ASN) through October 5, 2007. As a result of the consummation of the transactions contemplated by the Merger Agreement, the sole trustee of the Operating Trust is now the Series I Trust, which together with Series II Trust and Series III Trust owns 100% of the Operating Trust Common Units.

Results of Operations

Executive Summary

The major factors that influenced our operating results for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 were as follows:

•                  NOI decreased due primarily to net dispositions and the formation of the International Fund. These decreases were partially offset by a 6.1% increase in NOI from our Same-Store communities and an increase in lease-up activity.

•                  Other income decreased in 2007 due to Ameriton land sale gains recorded in 2006.

•                  General and administrative expenses increased principally as a result of our international expansion, higher payroll-related costs and professional expenses.

•                  Other expense was higher in 2007 due principally to transaction costs related to the merger that were incurred in 2007.

•                  Earnings from unconsolidated entities were lower in 2007 primarily due to gains on sale of joint venture assets in 2006 and initial formation costs for the International Fund.

•                  Other non-operating income increased due to foreign currency gains recognized on our international investments and a $14.0 million gain recognized on the sale of International Fund shares.

•                  The increase in gains on disposition of real estate was driven principally by higher transaction volume and significantly larger average gains per transaction in REIT dispositions in 2007.

The major factors that influenced our operating results for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were as follows:

•                  NOI increased due primarily to a 5.1% increase in NOI for our Same-Store communities as well as the DeWAG transaction that occurred in July 2006. These increases were partially offset by net dispositions of operating communities and formation of the International Fund effective July 1, 2007.

•                  Other income decreased in 2007 due to gains on the sale of land in 2006 and higher recoveries from moisture infiltration and hurricane damage claims in 2006.

•                  Interest expense increased due to the interest charge related to our international business that began material operations in July 2006, as well as higher borrowings on our lines of credit which carry a higher effective interest rate as compared to our long-term debt and mortgages. These increases were partially offset by the impact of deconsolidation of our international operations effective July 1, 2007.

•                  General and administrative expenses increased principally as a result of our international expansion, higher payroll-related costs and professional expenses.

•                  Other expense was lower in 2007 due principally to higher income tax expenses in 2006 relating to Ameriton dispositions. These decreases were partially offset by a $10.1 million charge for transaction costs related to the proposed merger that were incurred in 2007.

•      Earnings from unconsolidated entities were lower in 2007 primarily due to gains on the sale of a joint venture asset in 2006 and initial formation costs for the International Fund.

•      Other non-operating income increased due to foreign currency gains recognized on our international investments and gains recognized on the sale of International Fund shares.

•      The increase in gains on disposition of real estate was driven principally by larger average gains per transaction on REIT dispositions partially offset by lower Ameriton gains in 2007.

Reconciliation of Quantitative Summary to Condensed Consolidated Statements of Earnings

The following schedules are provided to reconcile our Condensed Consolidated Statements of Earnings to the information presented in the “Quantitative Summary” provided in the next section (in thousands):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Rental revenue	$282,158	$14,894	$297,052	$244,704	$61,831	$306,535
Other income	15,243	—	15,243	27,299	—	27,299
Property operating expenses (rental expenses and real estate taxes)	(93,237)	(5,848)	(99,085)	(80,856)	(24,344)	(105,200)
Depreciation on real estate investments	(68,416)	(375)	(68,791)	(57,000)	(12,659)	(69,659)
Interest expense	(70,744)	(3,301)	(74,045)	(60,163)	(13,877)	(74,040)
General and administrative expenses	(21,601)	—	(21,601)	(18,497)	—	(18,497)
Other income/(expense)	(5,578)	(2,787)	(8,365)	(4,734)	667	(4,067)
Income/(loss) from unconsolidated entities	(4,542)	—	(4,542)	2,088	—	2,088
Other non-operating income	26,488	—	26,488	1,718	—	1,718
Gains, net of disposition costs	—	336,685	336,685	—	83,934	83,934
Net earnings	$59,771	$339,268	$399,039	$54,559	$95,552	$150,111

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Rental revenue	$827,305	$77,470	$904,775	$667,213	$214,693	$881,906
Other income	44,406	—	44,406	57,100	—	57,100
Property operating expenses (rental expenses and real estate taxes)	(276,222)	(28,343)	(304,565)	(210,100)	(85,378)	(295,478)
Depreciation on real estate investments	(205,710)	(8,154)	(213,864)	(166,760)	(45,752)	(212,512)
Interest expense	(210,360)	(16,973)	(227,333)	(150,402)	(49,475)	(199,877)
General and administrative expenses	(60,732)	—	(60,732)	(49,794)	—	(49,794)
Other expense	(12,571)	(6,891)	(19,462)	(15,923)	(21,895)	(37,818)
Income/(loss) from unconsolidated entities	(3,540)	—	(3,540)	31,484	—	31,484
Other non-operating income	28,430	—	28,430	2,137	—	2,137
Gains, net of disposition costs	—	644,873	644,873	—	309,609	309,609
Net earnings	$131,006	$661,982	$792,988	$164,955	$321,802	$486,757

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Rental revenues:
Same-Store(1)	$232,071	$219,855	$12,216	$633,004	$598,361	$34,643
Non Same-Store and other	57,535	65,848	(8,313)	214,198	238,535	(24,337)
Ameriton	3,294	3,293	1	9,758	16,959	(7,201)
Non-multifamily	2,505	2,848	(343)	6,025	9,378	(3,353)
International	1,647	14,691	(13,044)	41,790	18,673	23,117
Total rental revenues	297,052	306,535	(9,483)	904,775	881,906	22,869
Property operating expenses (rental expenses and real estate taxes):
Same-Store(1)	72,542	69,511	3,031	194,401	181,214	13,187
Non Same-Store and other	23,256	27,951	(4,695)	84,166	95,612	(11,446)
Ameriton	1,994	1,641	353	4,861	8,672	(3,811)
Non-multifamily	257	1,243	(986)	603	2,845	(2,242)
International	1,036	4,854	(3,818)	20,534	7,135	13,399
Total property operating expenses	99,085	105,200	(6,115)	304,565	295,478	9,087
Net operating income (rental revenues less property operating expenses)	197,967	201,335	(3,368)	600,210	586,428	13,782
Margin (NOI/rental revenues):	66.6%	65.7%	1.0%	66.3%	66.5%	(0.2)%
Average occupancy during period:(2)	93.0%	95.0%	(2.0)%	93.0%	94.9%	(1.9)%
Other income	15,243	27,299	(12,056)	44,406	57,100	(12,694)
Depreciation of real estate investments	68,791	69,659	(868)	213,864	212,512	1,352
Interest expense	86,248	87,370	(1,122)	264,908	239,515	25,393
Capitalized interest	12,203	13,330	(1,127)	37,575	39,638	(2,063)
Net interest expense	74,045	74,040	5	227,333	199,877	27,456
General and administrative expenses	21,601	18,497	3,104	60,732	49,794	10,938
Other expense	8,365	4,067	4,298	19,462	37,818	(18,356)
Earnings from continuing and discontinued operations	40,408	62,371	(21,963)	123,225	143,527	(20,302)
Equity in earnings/(loss) from unconsolidated entities	(4,542)	2,088	(6,630)	(3,540)	31,484	(35,024)
Other non-operating income (expense).	26,488	1,718	24,770	28,430	2,137	26,293
Gains on disposition of real estate investments, net of disposition costs
Taxable subsidiaries	4,536	4,217	319	16,891	51,743	(34,852)
REIT	332,149	79,717	252,432	627,982	257,866	370,116
Net earnings	$399,039	$150,111	$248,928	$792,988	$486,757	$306,231

(1)                                  Reflects revenues and operating expenses for Same-Store communities that were owned on September 30, 2007 and fully operating during both of the comparison periods.

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

Same-Store Analysis

The following table reflects revenue, expense and NOI growth for Same-Store communities that were owned on September 30, 2007 and fully operating during each of the respective comparison periods.

	Same-Store Revenue Growth		Same-Store Expense Growth		Same-Store NOI Growth
	Q3 2007 vs. Q3 2006	YTD 2007 vs. YTD 2006	Q3 2007 vs. Q3 2006	YTD 2007 vs. YTD 2006	Q3 2007 vs. Q3 2006	YTD 2007 vs. YTD 2006
Garden	5.5%	6.3%	5.0%	7.4%	5.7%	5.9%
High-Rise	5.7%	5.0%	3.6%	7.1%	6.7%	4.1%
Average	5.6%	5.8%	4.4%	7.3%	6.1%	5.1%

Same-Store revenues were up 5.6% for the quarter ended September 30, 2007 as compared to the same period in 2006 due primarily to an increase in average rental revenue per unit, partially offset by lower occupancy. Same-Store expenses were up 4.4% for the quarter ended September 30, 2007 as compared to the same period in 2006, primarily due to higher real estate taxes and increased personnel costs. These changes in revenues and expenses resulted in an increase in Same-Store NOI of 6.1%, driven principally by strong growth in Seattle, the San Francisco Bay Area and the New York City Metropolitan Area, which collectively represent 34.0% of the company’s portfolio.

Same-Store revenues were up 5.8% for the nine months ended September 30, 2007 as compared to the same period in 2006 due primarily to an increase in average rental revenue per unit. Same-Store expenses were up 7.3% for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to higher insurance costs, real estate taxes and personnel costs. These changes in revenues and expenses resulted in an increase in Same-Store NOI of 5.1% driven principally by strong growth in Seattle, the San Francisco Bay Area, Southern California and the New York City Metropolitan Area which collectively represent 61.8% of the company’s portfolio.

Non Same-Store and Other Analysis

The $3.6 million decrease in NOI in the Non Same-Store portfolio for the quarter ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to a $26.4 million decrease related to community dispositions, offset by a $15.6 million increase related to acquisitions and a $7.1 million increase related to recently stabilized development communities and communities in lease-up.

The $12.9 million decrease in NOI in the Non Same-Store portfolio for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to a $70.7 million decrease related to community dispositions, offset by a $39.9 million increase related to acquisitions and a $17.7 million increase related to recently stabilized development communities and communities in lease-up.

Ameriton

The decrease in NOI from Ameriton apartment communities for the nine months ended September 30, 2007 as compared to the comparable period in the prior year is primarily attributable to dispositions.

International

The decrease in NOI of $9.2 million for the quarter ended September 30, 2007 is attributable to the contribution of the majority of our international operations to the International Fund on June 29, 2007. The results of those operations are now included in income from unconsolidated entities.

NOI for the nine months ended September 30, 2007 increased $9.7 million as compared to the same period in the prior year due to the DeWAG acquisition that occurred in July 2006. The increase was partially offset by a decrease related to the contribution of the majority of our international operations to the International Fund on June 29, 2007. The results of those operations are included in income from unconsolidated entities in the third quarter of 2007.

Other Income

Other income was lower for the quarter ended September 30, 2007 as compared to the same period in the prior year due to a decrease of $11.8 million related to higher 2006 land sales gains and a reduction of $5.1 million in interest income that resulted from lower cash balances in 2007, offset by $5.2 million in management fee income from the German management company.

Other income was lower for the nine months ended September 30, 2007 as compared to the same period in the prior year due to an $11.9 million decrease related to higher 2006 land sales gains and a $7.9 million decrease in insurance recoveries offset by a $5.2 million management fee increase from the German management company.

Interest Expense

Gross interest expense for the quarter ended September 30, 2007 decreased due to the interest charge related to our international operations that is now included in our equity in earnings from unconsolidated entities, offset by higher borrowings on our line of credit which carries a higher effective interest rate, as compared to our long-term debt and mortgages.

Gross interest expense for the nine months ended September 30, 2007 increased due to the interest charge related to our international operations that began material operations in July 2006 as well as higher borrowings on our lines of credit which carry a higher effective interest rate as compared to our long-term debt and mortgages. These increases were partially offset by the impact of the deconsolidation of the majority of our international operations as of July 1, 2007.

General and Administrative Expenses

General and administrative expenses were higher for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 due primarily to higher personnel-related costs associated with our international expansion that began material operations in July 2006 and higher payroll-related costs and professional fees.

Other Expense

Other expense for the quarter ended September 30, 2007 increased $4.3 million as compared to the same period in 2006 due principally to merger related costs.

Other expense for the nine months ended September 30, 2007 was lower as compared to the same period in 2006 due principally to $20.2 million in tax expense in 2006 related to Ameriton dispositions, $4.8 million in debt extinguishment costs related primarily to prior year dispositions and a $4.3 million impairment charge related to an asset that we sold in 2006. These decreases were partially offset by a $10.1 million charge for transaction costs related to the merger.

Equity in Earnings from Unconsolidated Entities

Earnings from unconsolidated entities were lower for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to a $1.5 million decrease in gains on the sale of joint venture assets and initial formation costs for the International Fund.

Earnings from unconsolidated entities were lower for the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a $22.9 million decrease in gains on the sale of joint venture assets and initial formation costs for the International Fund.

Other Non-Operating Income

Non-operating income was higher for the quarter and nine months ended September 30, 2007 due to foreign currency gains on our international investments and gains recognized on the sale of International Fund shares.

Gains on Real Estate Dispositions

See “Discontinued Operations Analysis” below for a discussion of gains.

Discontinued Operations Analysis

Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held-for-sale as of September 30, 2007 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental revenues	$14,894	$61,831	$77,470	$214,693
Rental expenses	(4,655)	(17,984)	(20,224)	(59,694)
Real estate taxes	(1,193)	(6,360)	(8,119)	(25,684)
Depreciation on real estate investments	(375)	(12,659)	(8,154)	(45,752)
Interest expense(1)	(3,301)	(13,877)	(16,973)	(49,475)
Income taxes from taxable REIT subsidiaries	(1,244)	1,492	(4,354)	(9,979)
Provision for possible loss on real estate investment	—	—	—	(4,328)
Debt extinguishment costs related to dispositions	(1,543)	(825)	(2,537)	(7,588)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	4,536	4,217	16,891	51,743
REIT	332,149	79,717	627,982	257,866
Total discontinued operations	$339,268	$95,552	$661,982	$321,802
Number of communities sold during the period	8	5	26	28
Number of sold communities included in discontinued operations NOI	8	43	26	67
Number of communities classified as held-for-sale and included in discontinued operations NOI as of September 30, 2007	6	5	6	5

(1)                                  Interest expense included in discontinued operations is allocated to properties based on each asset’s cost in relation to the company’s leverage ratio and the average effective interest rate for each respective period.

As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities and redeploying the proceeds to fund investments with higher anticipated growth prospects, we had significant disposition activity in both 2007 and 2006. The resulting gains, net of disposition costs, including those from Ameriton, were the biggest drivers of overall earnings from discontinued operations. NOI related to communities sold or classified as held-for-sale was higher in 2006 as compared to 2007 as assets we sold were owned longer in 2006 than 2007. Direct operating expenses, depreciation and allocated interest expense are generally proportional to the net operating income of communities included in discontinued operations for each period. For the quarter ended September 30, 2007, the number of REIT dispositions and the relative size of the corresponding gain were significantly higher than the same period in 2006. For the nine months ended September 30, 2007, although the number of REIT dispositions was lower, the relative size of the gains was significantly higher than the same period in 2006.

Liquidity and Capital Resources

We generally finance a portion of our long-term investing and operating activities with long-term debt. In connection with the recent merger, we paid off most of our debt and entered into several new credit agreements to finance a significant portion of the transaction. The leverage ratios and interest rates on the new credit facilities are generally higher. As a result of the significant cash flow generated by our operations, the available capacity under new or existing credit facilities and other new term loans, available cash balances, proceeds from the disposition of real estate or from joint venture formations and our demonstrated ability to secure financing, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the next 12 months. Please refer to the Condensed Consolidated Statements of Cash Flows for detailed information of our sources and uses of cash for the nine months ended September 30, 2007 and 2006.

Scheduled Debt Maturities and Interest Payment Requirements

On October 5, 2007 we borrowed approximately $13.7 billion under various credit facilities with third party lenders to, among other things, finance a portion of the cost of the Merger and refinance a portion of our existing indebtedness.

One of the credit facilities, with Lehman Brothers Inc., Banc of America Securities LLC, Bank of America, N.A., Barclays Capital Real Estate Inc., and Lehman Commercial Paper Inc., contains a $750 million revolving facility that can be used by us or certain of our affiliates, with a $75 million swing line and a letter of credit commitment with a maximum of $425 million for the first year, which decreases thereafter. The revolving credit facility bears interest at LIBOR plus 3.00% and has a maturity date of October 5, 2011.  This facility also includes a $1.75 billion term loan maturing on October 5, 2011, bearing interest at LIBOR plus 3.00% and a $3.029 billion term loan maturing on October 5, 2012, bearing interest at LIBOR plus 3.25%. The swing line bears interest at 2.00% plus the greater of (a) the prime rate or (b) the federal funds rate plus 1/2%. The credit agreement for this facility has not been finalized and is therefore subject to change. We expect that the final agreement will contain customary terms, including customary financial and other covenant requirements, including specific leverage ratios and debt service coverage ratios as well as minimum levels of tangible net worth.

Additionally, we have a $7.1 billion facility provided by the Federal National Mortgage Association (“Fannie Mae”), which is secured by 105 of our properties. This facility is divided into 9 loan pools. Pools 1 through 3, totaling $2.5 billion, mature on November 1, 2017 and bear interest at 6.256%. Pool 4, totaling $963.5 million, matures on November 1, 2014, and bears interest at 5.883%. Pools 5 through 7, totaling $2.3 billion, matures on November 1, 2012 and bears interest at 6.193%. Pools 8 and 9, totaling $1.3 billion, matures on November 1, 2009 and bears interest at LIBOR plus 1.265%. In addition to the Fannie Mae facility, Lehman Brothers Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc. (collectively, the “Fannie Mae Mezzanine Lenders”), have provided $768.9 million of mezzanine loans subordinate to each of the nine Fannie Mae pools. The anticipated interest rates on these mezzanine loans range from 7.350% to 7.860%. The Fannie Mae Mezzanine Lenders intend to distribute these mezzanine loans post-closing to various other debt providers. We also have an $847 million facility provided by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which is secured by 13 of our properties.  This facility matures on November 1, 2012 and bears interest at LIBOR plus 1.01%. In addition to the Freddie Mac facility, Lehman Brothers Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc. (collectively, the “Freddie Mac Mezzanine Lenders”), have provided $135.4 million of mezzanine loans subordinate to the Freddie Mac facility. The anticipated interest rate on this mezzanine loan is 7.75%. The Freddie Mac Mezzanine Lenders intend to distribute this mezzanine loan post-closing to various other debt providers.

On November 1, 2007, the revolver portion of our unsecured credit facilities was undrawn, and we had $151 million outstanding under letters of credit, leaving available borrowing capacity on the revolving portion of our unsecured credit facilities of $599 million. We also had cash invested of $158 million, which combined with our revolving credit capacity provided for $757 million in available liquidity. On November 1, 2007, we had $7.1 billion borrowed under the Fannie Mae facility and $847 million borrowed under the Freddie facility.

Our debt instruments generally contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage ratios and maximum leverage ratios. We were in compliance with all financial covenants pertaining to our debt instruments as of and for the nine-month period ended September 30, 2007.

Unitholder Distribution Requirements

From January 1, 2007 to September 30, 2007, we paid distributions and dividends of $230.7 million. This amount represents distributions on our Common and Preferred Units. Pursuant to the Merger Agreement, we did not declare any regular dividends or distributions on Common Units after May 16, 2007.

Planned Investments

Following is a summary of planned investments as of September 30, 2007, including Ameriton, but excluding joint ventures. The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund for communities under construction in accordance with construction contracts with general contractors.

	Planned Investments (in thousands)
	Discretionary	Committed
Communities under redevelopment	$1,149	$2,642
Communities under construction	—	606,783
Communities In Planning and owned	1,743,240	—
Communities In Planning and Under Control	813,296	—
Community acquisitions under contract	205,500	—
FHA/ADA settlement capital accrual	—	16,103
Total	$2,763,185	$625,528

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

Funding Sources

We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds, joint venture formations and borrowings under new or existing credit facilities and term loans. At November 1, 2007, we had $750 million in available capacity on our revolving facilities. In addition, we expect the proceeds from REIT dispositions to approximate or exceed our investment in new Operating Trust operating community acquisitions in 2007. We therefore do not believe that discontinued operations will have an adverse impact on our liquidity in the foreseeable future.

Litigation and Contingencies

On May 30, 2007, two separate purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming the company and each of the company’s trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe, Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names the company, each of the company’s trustees and one of the company’s senior officers as defendants. The second, Steamship Trade Association/International Longshoremen’s Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names the company, each of the company’s trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class-action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al. (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe, Colorado, naming the company and each of the company’s trustees as defendants. All five lawsuits allege, among other things, that the company’s trustees violated their fiduciary duties to the company’s shareholders in approving the mergers.

On June 21, 2007, the District Court, County of Arapahoe, Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen’s Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation.

On August 17, 2007, we and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of both the Schiff and the consolidated action captioned In re Archstone-Smith Trust Shareholder Litigation. In connection with the settlement, we agreed to make certain additional disclosures to our shareholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to our shareholders and consummation of the merger. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement, which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the merger, the merger agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by us, up to an agreed-upon limit. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the merger consideration that the plaintiffs are entitled to receive in the merger. We and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that any modifications to the Merger Agreement or any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, to avoid the risk of delaying or adversely affecting the merger and the related transactions, to minimize the expense of defending the lawsuits, and to provide additional information to our shareholders at a time and in a manner that would not cause any delay of the merger, we and our trustees agreed to the settlement described above. We and the other defendants further considered it desirable that the actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.

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

The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three-year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $16.1 million of the original accrual remaining on September 30, 2007.

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

Capital Expenditures and Depreciable Lives

We incur costs relating to redevelopment initiatives, revenue-enhancing and expense-reducing capital expenditures, and recurring capital expenditures that are capitalized as part of our real estate. These amounts are capitalized and depreciated over estimated useful lives determined by management. We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. The primary intangible asset associated with an apartment community acquisition is the value of the existing lease agreements. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases.

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

Consolidation vs. Equity Method of Accounting for Ventures

From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (as revised) and Emerging Issues Task Force issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe, makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”

Off Balance Sheet Arrangements

Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at September 30, 2007 aggregated $562.5 million. Please refer to Note 5 to the financial statements included in this report, Investments in and Advances to Unconsolidated Entities, for additional information.

Contractual Commitments

Please refer to “Scheduled Debt Maturities and Interest Payment Requirements” and “Planned Investments” above for further discussion of significant contractual commitments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

During the quarter ended September 30, 2007, there was no material change in the qualitative or quantitative disclosures regarding our market risk. For detailed information about the qualitative and quantitative disclosures of our market risk, see Item 7A in our 2006 Form 10-K.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, to the best of their knowledge, as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

See the factors discussed in Part 1, “Item 1.A. Risk Factors” in our 2006 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, we issued 18,081 Common Units in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Archstone-Smith, as sole trustee of the Operating Trust and the majority Common Unitholder, approved the consummation of the transactions contemplated by the Merger Agreement by written consent.

Item 5.    Other Information

No other information is required to be disclosed for the period ended September 30, 2007 that has not been disclosed in a Current Report on Form 8-K. There has been no change to the procedures by which security holders may recommend nominees to our Board of Trustees.

Item 6.    Exhibits

See Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHSTONE-SMITH OPERATING TRUST

	BY:	/s/ R. SCOT SELLERS
R. Scot Sellers
Chief Executive Officer

	BY:	/s/ CHARLES E. MUELLER, JR.
Charles E. Mueller, Jr.
Chief Financial Officer (Principal Financial Officer)

	BY:	/s/ ASH K. ATWOOD
Ash K. Atwood
Group Vice President and Controller (Principal Accounting Officer)

Date: November 9, 2007

Item 6.    Exhibits

2.1

Agreement and Plan of Merger, dated as of May 28, 2007, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, River Holding, LP, River Acquisition (MD), LP, and River Trust Acquisition (MD), LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Archstone-Smith Trust with the SEC on June 1, 2007)

2.2

Amendment No. 1, dated as of August 5, 2007, to Agreement and Plan of Merger dated as of May 28, 2007, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, River Holding, LP, River Acquisition (MD), LP, and River Trust Acquisition (MD), LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Archstone-Smith Trust with the SEC on August 6, 2007)

3.1

Amended and Restated Declaration of Trust of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Operating Trust’s Current Report on Form 8-K filed with the SEC on October 5, 2007)

3.2	Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 4.2 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

3.4	Amendment No. 1 to Bylaws of Archstone-Smith Operating Trust (incorporated by reference to Exhibit 3.1 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

4.1

Fourth Supplemental Indenture, dated as of October 5, 2007, to the Indenture, dated as of February 1, 1994, by and between the Archstone-Smith Operating Trust and the U.S. Bank National Association, as supplemented by the First Supplemental Indenture, dated as of February 2, 1994, the Second Supplemental Indenture, dated as of August 2, 2004, and the Third Supplemental Indenture, dated as of July 14, 2006 (incorporated by reference to Exhibit 4.1 to Archstone-Smith Operating Trust’s Current Report on Form 8-K, dated October 5, 2007)

10.1	Amended and Restated Declaration of Trust of Archstone-Smith Trust (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report of Form 8-K filed with the SEC on June 2, 2006)

10.2	Restated Bylaws of Archstone-Smith Trust (incorporated by reference to Exhibit 3.2 to the Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

10.3

Master Credit Facility Agreement, dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as initial lender, and assigned to the Federal National Mortgage Association.

10.4

Multifamily Note, dated as of October 5, 2007, by Tishman Speyer Archstone-Smith Woodland Park, L.P. for the benefit of Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as initial lender, and assigned to the Federal Home Loan Mortgage Corporation.

10.5

Cross-Collateralization Agreement, dated as of October 5, 2007, between Tishman Speyer Archstone-Smith Woodland Park, L.P. and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as initial lender, and the trustee named therein, and assigned to the Federal Home Loan Mortgage Corporation.

10.6	Schedule of Cross-Collateralized Agreements and Promissory Notes (pursuant to Instruction 2 to Item 601 of Regulation S-K).

10.7

Mezzanine Loan A Agreement (Freddie Pool), dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as lender.

10.8

Mezzanine Loan B Agreement (Freddie Pool), dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as lender.

10.9

Mezzanine Loan A Agreement (Fannie Bucket 1), dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as lender.

10.10

Mezzanine Loan B Agreement (Fannie Bucket 1), dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as lender.

10.11	Schedule of Additional Mezzanine Loans for the Fannie Portfolio (pursuant to Instruction 2 to Item 601 of Regulation S-K).

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002