Form 10-K
period 2007-12-31
ARCHSTONE
filed 2008-04-01
CIK 80737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission file number 1-10272
Archstone
(Exact name of Registrant as Specified in Its Charter)

MARYLAND	90-0042860
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification no.)
9200 E. Panorama Circle, Suite 400
Englewood, Colorado 80112
(Address of principal executive office)
(303) 708-5959
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ (Note: The registrant filed a Form 15 on December 14, 2007 to terminate the registration of our Series O Preferred Units, and a Form 15 on January 2, 2008 immediately suspending our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934.)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At June 30, 2007, there were approximately 26.2 million Class A-1 Common Units outstanding held by non-affiliates. At March 30, 2008, none of the Common Units were held by non-affiliates. There was no established trading market for such Common Units at June 30, 2007 or subsequent to that date.
DOCUMENTS INCORPORATED BY REFERENCE
None

Item	Description	Page

	PART I
	Glossary	3
1.	Business	9
1A.	Risk Factors	12
1B.	Unresolved Staff Comments	18
2.	Properties	19
3.	Legal Proceedings	21
4.	Submission of Matters to a Vote of Security Holders	24

	PART II
5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	25
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
7A.	Quantitative and Qualitative Disclosures About Market Risk	44
8.	Financial Statements and Supplementary Data	47
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
9A.	Controls and Procedures	47
9B.	Other Information	48

	PART III
10.	Directors, Executive Officers and Corporate Governance	49
11.	Executive Compensation	51
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
13.	Certain Relationships and Related Transactions and Director Independence	79
14.	Principal Accounting Fees and Services	81

	PART IV
15.	Exhibits and Financial Statement Schedules	82
Articles of Amendment of Amended and Restated Declaration of Trust
Letter Agreement, dated October 5, 2007
Letter Agreement, dated November 27, 2007
Credit Agreement (Affiliate Borrower I-A)
Credit Agreement (Affiliate Borrower I-B)
Credit Agreement (Affiliate Borrower II - Revolving Credit Facility)
Employment Agreement - R. Scot Sellers
Award Agreement
Unit Award Agreement
Unit Award Agreement
Unit Award Agreement
Separation and General Release Agreement
Amendment to Separation and General Release Agreement
Subsidiaries
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

GLOSSARY
     The following abbreviations, acronyms or defined terms used in this document are defined below:

Abbreviation, Acronym or Defined Term	Definition/Description
401(k) Plan	Archstone’s 401(k) Plan.

A-1 Common Unitholders	Holders of A-1 Common Units.

A-1 Common Units	Archstone class A-1 common units of beneficial interest, par value $0.01 per unit, which prior to the Merger were redeemable for cash or, at the option of Archstone-Smith, Common Shares. A-1 Common Units are the common units of Archstone not held by Archstone-Smith or, after the Merger, Series I Trust.

A-2 Common Units	Archstone class A-2 common units of beneficial interest, par value $0.01 per unit. Series I Trust is the sole holder of A-2 Common Units.

ADA	Americans with Disabilities Act, as amended.

Ameriton	AMERITON Properties Incorporated, which was a taxable REIT subsidiary of Archstone prior to the Merger that engaged in the opportunistic acquisition, development and eventual disposition of real estate with a shorter-term investment horizon. Ameriton merged into Archstone-Smith on October 5, 2007.

Annual Report	This Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.

Archstone or Operating Trust	Archstone, an entity organized as a real estate investment trust under Maryland law (formerly Archstone-Smith Operating Trust).

Archstone-Smith	Archstone-Smith Trust, an entity organized as a real estate investment trust under Maryland law, which was a publicly traded entity and our sole trustee and owned 89.5% of our Common Units immediately prior to the Merger.

Archstone-Smith Board	The Board of Trustees of Archstone-Smith.

Board	Refers to the Archstone-Smith Board for periods prior to the Merger or to the Series I Trust Board for periods after the Merger.

Buyer Parties	Subsidiaries of an entity jointly controlled by Tishman Speyer Real Estate Venture VII, L.P., and Lehman Brothers Holdings, Inc.

Common Share(s)	Archstone-Smith common shares of beneficial interest, par value $0.01 per share.

Common Units	The A-1 Common Units and the A-2 Common Units.

Common Unitholders	Holders of Common Units.

Compensation Committee	The Management Development and Executive Compensation Committee of the Archstone-Smith Board in office prior to completion of the Merger.

Convertible Debt	$575 million exchangeable senior unsecured notes that were exchangeable into Common Shares prior to completion of the Merger.

Declaration of Trust	Archstone’s Amended and Restated Declaration of Trust, as filed with the State of Maryland on October 4, 2007, as amended and supplemented.

Abbreviation, Acronym or Defined Term	Definition/Description
Deferred Compensation Plan	Archstone-Smith’s Deferred Compensation Plan, which was terminated upon completion of the Merger.

DEU	Dividend Equivalent Unit; an amount credited to the account of holders of certain options and RSU’s under Archstone-Smith’s long-term incentive plan.

Distributions	Distributions paid on Archstone Common Units or Preferred Units.

DeWAG	DeWAG Deutsche WohnAnlage GmbH.

DRIP	Archstone-Smith’s Dividend Reinvestment and Share Purchase Plan.

Fannie Mae Mezzanine Lenders	Lehman Brothers Holdings Inc., Bank of America, N.A. and Barclays Capital Real Estate Finance Inc.

Freddie Mac Mezzanine Lenders	Lehman Brothers Holdings Inc., Bank of America, N.A. and Barclays Capital Real Estate Finance Inc.

FASB	Financial Accounting Standards Board.

FHA	Fair Housing Act, as amended.

Fund GP	Tishman Speyer Archstone-Smith Multifamily (GP), L.P., a Delaware limited partnership and the sole general partner of Tishman Speyer Archstone-Smith Multifamily JV, L.P.

Fund II GP	Tishman Speyer Archstone-Smith Multifamily Parallel (GP), L.P., a Delaware limited partnership and the sole general partner of Tishman Speyer Archstone-Smith Multifamily Parallel JV, L.P.

GAAP	Generally accepted accounting principles in the United States.

Governance GP	Collectively, Tishman Speyer Real Estate Venture VII (Governance), L.P., a Delaware limited partnership, which is the sole general partner of the Fund GP, and Tishman Speyer Real Estate Venture VII Parallel (Governance), L.P., a Delaware limited partnership, which is the sole general partner of the Fund II GP

High-Rise	Those communities with five or more above-ground floors.

Independent Trustees	Members of the Archstone-Smith Board meeting the New York Stock Exchange definition of “Independent Director.”

In Planning	Represents parcels of land owned or Under Control, which are in the development planning process, upon which construction of apartments is expected to commence subsequent to the completion of the entitlement and building permit processes.

International	Refers to our operational and investment activities in Europe. Our real estate investments to date have been limited to Germany.

International Fund	Combined group of Luxembourg, Dutch and German entities in which we have a minority ownership interest.

Junior Mezz Borrower	Tishman Speyer Archstone-Smith Multifamily Junior Mezz Borrower, L.P., an affiliate of the Venture.

Lease-Up	The phase during which newly constructed apartment units are being leased for the first time, but prior to the community becoming Stabilized.

Lehman Sponsor	REPE Archstone GP Holdings LLC, a Delaware limited partnership.

Abbreviation, Acronym or Defined Term	Definition/Description
LIBOR	London Interbank Offered Rate.

Long-Term Unsecured Debt	Collectively, Archstone’s long-term unsecured senior notes payable and unsecured tax-exempt bonds.

LTIP	Archstone-Smith’s Long Term Incentive Plan.

Master Credit Facility	Credit agreement with Lehman Brothers Inc., Banc of America Securities LLC, Bank of America, N.A., Barclays Capital Real Estate, Inc., and Lehman Commercial Paper Inc. and other lenders from time to time parties thereto which was entered into on October 5, 2007 and amended and restated on November 27, 2007.

Merger(s)	A series of transactions which included (a) the merger on October 4, 2007 of River Trust Acquisition (MD), LLC with and into Archstone, with Archstone surviving (the “Operating Trust Merger”), and (b) the merger on October 5, 2007 of Archstone-Smith with and into Series I Trust, with Series I Trust surviving (the “Archstone-Smith Merger”).

Merger Agreement	The Agreement and Plan of Merger, dated as of May 28, 2007, among Archstone-Smith, Archstone, River Holding, LP, River Acquisition (MD), LP and River Trust Acquisition (MD), LLC, as amended by Amendment No. 1 thereto.

Net Operating Income or NOI	Represents rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. NOI is a non-GAAP financial measure. See a reconciliation of NOI to Earnings from Operations in this Annual Report in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Quantitative Summary.

Oakwood or Oakwood Worldwide	The terms used in reference to a group of partnerships coordinated by a common sponsor who contributed a group of apartment communities to Archstone in 2005.

Oakwood Master Leases	Refers to thirteen communities acquired from Oakwood and one community we previously owned and operated that were leased in their entirety to affiliates of Oakwood Worldwide under master lease agreements with seven year terms, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one year anniversary of the acquisition.

Outside Trustees	Trustees of Archstone-Smith who were not employees of Archstone-Smith or Archstone.

Outside Trustee Plan	Archstone-Smith’s Equity Plan for Outside Trustees

Predecessor	Archstone before the Operating Trust Merger.

Preferred Units or Perpetual Preferred Units	The Series I, O, P, Q-1 and Q-2 Preferred Units.

REIT	Real estate investment trust. This term is also used to refer to consolidated subsidiaries of Archstone, but excluding taxable and International subsidiaries unless the context indicates otherwise.

Restricted Share Unit or RSU	A unit representing an interest in one Common Share, subject to certain vesting provisions, granted to an associate through Archstone-Smith’s long-term incentive plan.

Same-Store	Term used to refer to a group of operating communities in the United States that had attained Stabilization and were fully operating

Abbreviation, Acronym or Defined Term	Definition/Description
during the entire time two periods are being compared. Excludes communities which were not eligible for inclusion due to (i) recent acquisition or development, (ii) major redevelopment, or (iii) a significant number of non-operational units (fires, floods, etc.). Also excludes Ameriton properties, due to their short-term holding periods, and International properties.

Series A Preferred Units	Archstone Series A Cumulative Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in November 2003.

Series D Preferred Units	Archstone Series D Cumulative Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were redeemed in full in August 2004.

Series E Perpetual Preferred Units	Archstone Series E 8.375% Cumulative Perpetual Preferred Units, par value $0.01, which were redeemed in full in February 2005.

Series F Perpetual Preferred Units	Archstone Series F 8.125% Cumulative Perpetual Preferred Units, par value $0.01, which were redeemed in full in September 2004.

Series G Perpetual Preferred Units	Archstone Series G 8.625% Cumulative Perpetual Preferred Units, par value $0.01, which were redeemed in full in March 2005.

Series H Preferred Units	Archstone Series H Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in full in May 2003.

Series I Preferred Units	Archstone Series I Cumulative Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit, redeemable in February 2028.

Series K Preferred Units	Archstone Series K Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in September 2004.

Series L Preferred Units	Archstone Series L Cumulative Convertible Perpetual Preferred Units of Beneficial Interest, par value $0.01 per unit, which were converted into Common Units in December 2004.

Series M Preferred Unit	Archstone Series M Preferred Unit of Beneficial Interest, par value $0.01 per unit. The Series M Preferred Unit was converted into a Series P Preferred Unit as of the Merger, on materially the same terms and conditions.

Series N-1 Preferred Units	Archstone Series N-1 Convertible Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit. Each Series N-1 Preferred Unit was converted into a Series Q-1 Preferred Unit as of the Merger, on materially the same terms and conditions.

Series N-2 Preferred Units	Archstone Series N-2 Convertible Redeemable Preferred Units of Beneficial Interest, par value $0.01 per unit. Each Series N-2 Preferred Unit was converted into a Series Q-2 Preferred Unit as of the Merger, on materially the same terms and conditions.

Series O Preferred Units	Archstone Series O Preferred Units of Beneficial Interest, par value $0.01 per unit.

Abbreviation, Acronym or Defined Term	Definition/Description
Series P Preferred Units	Archstone Series P Preferred Units of Beneficial Interest, par value $0.01 per unit.

Series Q-1 Preferred Units	Archstone Series Q-1 Preferred Units of Beneficial Interest, par value $0.01 per unit.

Series Q-2 Preferred Units	Archstone Series Q-2 Preferred Units of Beneficial Interest, par value $0.01 per unit.

Series I Trust	Tishman Speyer Archstone-Smith Multifamily Series I Trust, a Maryland real estate investment trust, which is the sole holder of the A-2 Common Units and sole trustee of Archstone after the Merger.

Series I Trust Board	The Board of Trustees of Series I Trust.

Series II LLC	Tishman Speyer Archstone-Smith Multifamily Series II, L.L.C.

Series III LLC	Tishman Speyer Archstone-Smith Multifamily Series III, L.L.C.

Smith Merger	The series of transactions in October 2001 whereby Archstone-Smith merged with Smith Residential, and Archstone Communities Trust (now, Archstone) merged with Smith Partnership.

Smith Partnership	Charles E. Smith Residential Realty L.P.

Smith Residential	Charles E. Smith Residential Realty, Inc.

SFAS	Statement of Financial Accounting Standards.

Stabilized or Stabilization	The classification assigned to an apartment community that has achieved 93% occupancy, and for which development, new management and new marketing programs (or development and marketing in the case of a newly developed community) have been completed.

Successor	Archstone after the Merger

Tishman Speyer Sponsor	Tishman Speyer Real Estate Venture VII, L.P., a Delaware limited partnership.

Trustees	Members of the Archstone-Smith Board prior to the Merger and the members of the Series I Trust Board after the Merger.

Abbreviation, Acronym or Defined Term	Definition/Description
Under Control	A term used to identify land parcels which Archstone does not own, yet has an exclusive right through contingent contract or letter of intent during a contractually agreed upon time period to acquire the land, subject to satisfaction of contingencies during the due diligence and entitlement processes.

Unitholders	The holders of Common Units and Preferred Units.

Venture	Collectively, Tishman Speyer Archstone-Smith Multifamily JV, L.P., a Delaware limited partnership, and Tishman Speyer Archstone-Smith Multifamily Parallel JV, L.P., a Delaware limited partnership, together with any other parallel entity organized to own an interest in the entire portfolio.

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
     Our operating results depend primarily on income from apartment communities, which is substantially influenced by supply and demand for apartment units, operating expense levels, property level operations and the pace and price at which we develop, acquire or dispose of apartment communities. Capital and credit market conditions, which affect our cost of capital, also influence operating results. See “Risk Factors” in Item 1A of this Annual Report for a more complete discussion of the various risk factors that could affect our future performance.
     EXPLANATORY NOTE: On December 14, 2007, we filed a Form 15 with the Securities and Exchange Commission to terminate the registration of our Series O Preferred Units, which termination became effective 90 days after the filing of such Form 15. On January 2, 2008, we filed a Form 15 with the Securities and Exchange Commission to immediately suspend our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended. As a result of these filings, our obligations to file annual, quarterly and periodic reports, other than our obligation to file this Annual Report, and our obligations with respect to certain Unitholder communications and the obligations of certain Unitholders to report their ownership of and transactions in our Units, have terminated. The statements and information set forth in this Annual Report are qualified by reference to the foregoing.
PART I
Item 1. Business
     References in this Annual Report to “Archstone,” the “Operating Trust”, “Company,” “company, “we” or “us” refer to Archstone (formerly Archstone-Smith Operating Trust), a Maryland real estate investment trust, organized in 1963.
     Unless indicated otherwise, the financial information presented in this Annual Report relates to the Successor after October 4, 2007 and to the Predecessor prior to October 5, 2007. See “Item 1. Business — Consummation of Merger” for further information regarding our recent Merger.
Overview
     Archstone’s business is focused primarily on creating value for our unitholders by acquiring, developing, redeveloping and operating apartments in markets characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential.
     As of December 31, 2007, we owned or had an ownership position in 56,896 units, including 1,053 units under construction. At year-end, our operating portfolio was concentrated in protected locations in the following core markets, based on NOI for the three months ended December 31, 2007, excluding International investments and joint ventures:

Washington, D.C. metropolitan area	40.7%
Southern California	21.6
San Francisco Bay Area, California	14.4
New York City metropolitan area	8.6
Boston, Massachusetts	7.4
Seattle, Washington	4.7

Total	97.4%

     We define our garden communities and High-Rise properties each as an operating segment. In addition, prior to the Merger, we defined the activities from Ameriton as an individual operating segment as its focus was the opportunistic acquisition, development and eventual disposition of assets with a shorter investment horizon. For information regarding our business segments and our international operations, see “Item 15. Exhibits and Financial Statement Schedules.”
Consummation of Merger
     As of October 4, 2007 approximately 89.5% of our outstanding Common Units were owned by Archstone-Smith and the remaining 10.5% of the outstanding Common Units were owned by minority interest holders. Archstone-Smith was a publicly traded equity REIT organized under the laws of the State of Maryland.
     On May 29, 2007, Archstone-Smith announced it had signed the Merger Agreement, whereby both Archstone-Smith and Archstone would be acquired by the Buyer Parties. The transactions contemplated by the Merger Agreement were consummated on October 4 and 5, 2007. As a result of the transactions contemplated by the Merger Agreement, the sole trustee of Archstone, effective as of October 5, 2007, is Series I Trust, which along with Series II LLC and Series III LLC owns 100% of Archstone’s outstanding Common Units.
     Under the terms of the Merger Agreement, all outstanding Common Shares of Archstone-Smith were acquired by Series I Trust, Series II LLC and Series III LLC for $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share issued and outstanding immediately prior to the effective time of the Merger. With respect to the outstanding Series I Preferred Shares, the Buyer Parties elected to replace them with substantially identical Series I Preferred Shares of Series I Trust.
     As part of the transaction, Archstone merged on October 4, 2007 with River Trust Acquisition (MD), LLC, a subsidiary of the Buyer Parties. A total of 39.6 million Common Units remain outstanding. Approximately 3.9 million A-1 Common Units, held by less than 300 holders, were converted into newly issued Series O Preferred Units, whereas holders of approximately 22.2 million A-1 Common Units elected to exchange their A-1 Common Units for cash consideration of $60.75 without interest and less applicable withholding taxes. Each Series O Preferred Unit has a redemption price of $60.75 and bears cumulative preferential distributions payable quarterly at an annual rate of 6%. During any period of time after we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and as a result of which our loan to value ratio exceeds 85%, until such time as our loan to value ratio no longer exceeds 85%, the distribution rate on our Series O Preferred Units shall increase from 6% per annum to 8% per annum. The Series O Preferred Units, which have only limited voting rights, are redeemable by the holder or Archstone under certain circumstances. The Series I Preferred Units remain outstanding and unchanged. The Series M Preferred Unit and each Series N-1 and N-2 Preferred Unit was converted into the right to receive one newly issued Series P Preferred Unit, Series Q-1 Preferred Unit and Series Q-2 Preferred Unit, respectively, of Archstone.
     In summary, the total purchase consideration paid by the Buyer Parties for the assets owned by Predecessor immediately prior to the Mergers was $22.1 billion which consisted of cash equity of $4.9 billion (net of capital raising costs), replacement or issuance of Preferred Units of $0.3 billion, borrowings of $15.2 billion in new debt, assumption of $0.9 billion of existing debt and the assumption of trade payables and other accrued liabilities of $0.8 billion. The accrued liabilities included a payment of $0.1 billion related to Predecessor employee stock awards under the LTIP. We incurred $1.0 billion of transaction-related costs that were financed through our borrowings. Although Archstone is the surviving entity, River Trust Acquisition (MD), LLC was viewed as the acquirer for accounting purposes due to the resulting change in control. As such, the total purchase consideration was allocated to the fair value of the net assets acquired through the application of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The majority of our fair value adjustments pertained to real estate and lease-related intangibles. The financial statements in this Annual Report include the operations of the Predecessor for periods prior to the Merger on October 4, 2007 and the Successor for periods after the Merger. In connection with the Merger, through a series of legal transactions, the Buyer Parties caused Predecessor to make certain material distributions to affiliated entities. These assets consisted primarily of communities that are not subject to unitholder tax protection agreements, domestic joint ventures, communities under development and communities formerly owned by Ameriton.

Following is a summary of the fair values of assets and liabilities owned by Successor as compared to the fair value attributable to the assets and liabilities distributed to and owned by affiliated entities at October 5, 2007 (in thousands):

		Fair Value Attributable to
	Aggregate Fair Value	Affiliates	Successor
Real estate	$18,662,371	$3,641,083	$15,021,288
Investment in unconsolidated entities	1,018,725	550,399	468,326
Lease and other intangibles	594,306	91,439	502,867
Other assets	1,840,255	116,021	1,724,234
Intercompany assets (liabilities)	—	(12,873)	12,873

Total assets	$22,115,657	$4,386,069	$17,729,588

Debt	$16,108,709	$2,013,815	$14,094,894
Other liabilities	834,452	120,757	713,695
Other Preferred Units	285,944	—	285,944

Net assets at fair value	$4,886,552	$2,251,497	$2,635,055

     The purchase price allocation reflected above was based on preliminary estimates and is subject to change as we obtain more complete information regarding land, building and lease intangible values.
Officers of Archstone
Executive officers of Archstone are:

Name	Title
R. Scot Sellers	Chief Executive Officer
J. Lindsay Freeman*	Chief Operating Officer
Charles E. Mueller, Jr.	Chief Financial Officer (Chief Operating Officer effective January 1, 2008)
Caroline Brower*	General Counsel and Secretary
Alfred G. Neely	Chief Development Officer

*	Retired as of December 31, 2007.
     Please refer to “Item 10. Directors, Executive Officers, and Corporate Governance” for further information.
Employees
     We currently employ approximately 2,659 individuals, of whom approximately 2,038 are focused on the site-level operation of our garden communities and High-Rise properties. Of the site-level associates, approximately 130 are subject to collective bargaining agreements with two unions in New York. The balance are professionals who manage corporate and regional operations, including our investment program, property operations, financial activities and other support functions. We consider our relationship with our employees to be very good.
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
Available Information and Code of Ethics
     Our website is http://www.archstonesmith.com. We make available free of charge, on or through our website, this Annual Report, our prior annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. To the extent we are required to file reports in the future, we will also make available free of charge on or through our website, any future annual, quarterly and current reports and any amendments to such reports. The Archstone-Smith Board adopted, and we continue to operate under, a Code of Ethics and Business Conduct applicable to our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. A copy of our Code of Ethics and Business Conduct is available through our website or at no charge upon written request to Investor Relations, 9200 East Panorama Circle, Suite 400, Englewood, Colorado 80112. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, principal financial officer and principal accounting officer or controller and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website to the extent we are subject to the requirements of Regulation S-K. Any reference to our website in this Annual Report does not incorporate by reference the information contained in the website and such information should not be considered a part of this Annual Report.
Item 1A. Risk Factors
     The following factors could affect our future financial performance:
Risks Associated with our Operations
  We have restrictions on the sale of certain properties which could limit our operating flexibility.
     A taxable sale of any of the properties contributed to us could result in increased costs to us in light of the tax-related obligations made to the contributors, including the Smith Partnership Unitholders and the Oakwood Unitholders. The restrictions applicable to the Smith Partnership Unitholders last until January 1, 2022. We have similar restrictions with respect to the properties acquired from Oakwood Worldwide in 2005. The Oakwood restrictions last until the earlier of (a) such time as 99% of the contributing partners have sold, redeemed or otherwise disposed of their Series O Preferred Units in a taxable event and (b) the later to occur of (x) 10 years from the closing of the contribution of such properties and (y) the last to die of Howard Ruby and Ed Broida. Mr. Broida died in 2006. During the period of time that these restrictions apply, it may be cost-prohibitive for us to sell one or more of these properties even though such sale may be in our Unitholders’ best interests. The built in gain on communities subject to tax protection is estimated to be approximately $350 million at December 31, 2007.
  We depend on our key personnel.
     Our success depends on our ability to attract and retain the services of executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.
  We do not have access to public equity capital which could adversely affect our cash flows.
     Our Trustee is no longer a publicly traded entity and does not have securities listed on a national stock exchange. Because we no longer have access to the public equity markets, we will have to rely on alternative financing sources to undertake new investment activities, including debt and private equity. These alternative sources of financing may be more costly than raising funds in the public equity markets. Further, if we cannot access sufficient funds through debt, the private equity markets or other sources, we may need to rely upon the Venture participants for capital contributions. However, the Venture participants are not obligated to provide additional capital and there is no assurance that the Venture participants would contribute adequate funds to capitalize us and our operations.
  We have a limited operating history under our current ownership.
     The Merger was completed in October 2007. We have only a limited operating history under our current ownership. Although our current chief executive officer and several key officers remain with Archstone after the Merger, until recently, the Venture was not involved in our operation or performance of our business. We cannot guarantee that changes associated with the Merger will yield favorable results or that we will realize the benefits anticipated in connection with the Merger. As a result, we cannot be sure how we will be operated or will perform financially. Furthermore, the new ownership has retained flexibility to change our investment strategy, for any reason, including changing conditions in the real estate investment and capital markets and changes in general economic conditions. Any such strategy changes could adversely affect our financial condition and results of operations and our ability to pay distributions to our Unitholders.
  There is no public market for our units.
     There is currently no public market for our units. On December 14, 2007, we filed a Form 15 with the Securities and Exchange Commission to terminate the registration of our Series O Preferred Units, which termination became effective 90 days after the filing of such Form 15. Our declaration of trust contains limited rights of our Unitholders to request our redemption of their Units, but we have no current obligation to repurchase Units from or make distributions to our Unitholders other than upon a Unitholder’s death. There can be no assurances that we will be able to liquidate our investments in the event of an emergency.
There may be limited or no public information available about us or our Unitholders in the future.
     On December 14, 2007, we filed a Form 15 with the Securities and Exchange Commission to terminate the registration of our Series O Preferred Units, which termination became effective 90 days after the filing of such Form 15. On January 2, 2008, we filed a Form 15 with the Securities and Exchange Commission to immediately suspend our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended. As a result of these filings, our obligations to file annual, quarterly and periodic reports, other than our obligation to file this Annual Report on Form 10-K, and our obligations with respect to certain Unitholder communications and the obligations of certain Unitholders to report their ownership of and transactions in our Units, have terminated. As a result, we anticipate that there will be limited, if any, publicly available information about us and our Unitholders in the future. The limited availability or lack of such publicly available information may have an adverse impact on your ability to assess the value of your investment in the Company and make determinations regarding your ownership of our Units.
Risks Associated with our Indebtedness and Financing
  Continued volatility in the debt market could make it more difficult or costly for us to borrow money to finance our business.
     Recently, the residential mortgage market in the United States has experienced a number of difficulties and changed economic conditions that may adversely affect the credit markets generally, including the commercial lending market. We rely on national and regional institutions including Fannie Mae and Freddie Mac to provide financing for our acquisitions and development projects. These institutions may originate mortgage loans and may have suffered financial difficulties as a result of these changing market conditions. As a result, these institutions may become insolvent or may tighten their lending standards, which could make it more difficult for us to obtain financing on favorable terms or at all. If we are unable to obtain financing on favorable terms or at all from these institutions, our financial condition and results of operations would be adversely affected.
  Debt financing could adversely affect our performance and our ability to make distributions to our Unitholders.
     We are subject to risks associated with debt financing and preferred equity. These risks include the following:
•	We may not have sufficient cash flow from operations to meet required payments of principal and interest or to pay distributions on our securities at expected rates.

•	We may be unable to refinance current or future indebtedness.

•	The terms of any refinancing may not be as favorable as the terms of existing indebtedness.

•	We may be unable to make necessary investments in new business initiatives due to lack of available funds.

•	If we are unable to make required payments on indebtedness that is secured by a mortgage on our property, the asset may be transferred to the lender with a consequent loss of income and value to us.
     We do not plan on making distributions in the near term, and it is uncertain when any distributions will be made.
  We have significant debt, which could have important adverse consequences.
     We had $13.9 billion in total debt outstanding as of December 31, 2007, all of which was directly or indirectly secured by real estate assets and $8.1 billion ($1.0 billion when including the effect of interest rate hedges) was subject to variable interest rates, including $60.0 million outstanding on our revolving credit facilities. On March 20, 2008, the revolver portion of our credit facilities had a drawn balance of $445.0 million and we had $163.7 million outstanding under letters of credit, leaving available borrowing capacity on the revolving portion of our Master Credit Facility of $141.3 million. In addition, as of March 20, 2008, we had unfunded term loan commitments of $242.5 million. This debt level could limit our flexibility in planning for, or reacting to, changes in our business and our industry in general. The substantial amount of debt and the amount needed to service our debt obligations could place us at a disadvantage compared to our competitors which are less highly-leveraged. This high degree of leverage could adversely affect our ability to obtain additional financing in the future on favorable terms or at all for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. We may not have sufficient cash flow from operations or capital transactions to service our indebtedness and we may be unable to incur additional indebtedness without violating various financial ratios contained in our debt agreements. If we cannot meet required payments under our debt agreements or cannot comply with the covenants contained in these agreement, the lenders may declare us in default and may seek available remedies under the agreements, which may include transferring properties to the lender under indebtedness which is secured by real property.
  Our debt agreements include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions.
     Our debt agreements contain customary covenants which, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements also require us to maintain various financial ratios. Our Master Credit Facility required the establishment of a funded interest reserve of $500 million to facilitate compliance with debt service coverage ratios under the facility. We expect that we will need to draw on these reserves in 2008 to maintain compliance with these ratios. Some loans under our major credit facilities are cross-collateralized and contain cross default provisions with other material loans. Due to this cross-collateralization, a failure or default with respect to certain properties could have an adverse impact on us or our properties that are subject to the cross-collateralization under the applicable debt instrument. Failure to comply with these covenants could cause a default under the agreements and result in a requirement to repay the indebtedness prior to its maturity, which could have an adverse effect on our cash flow and ability to make distributions to our Unitholders.
  Variable rate debt is subject to interest rate risk which could adversely affect our ability to pay distributions to our Unitholders.
     As of December 31, 2007, we had $8.1 billion ($1.0 billion when including the effect of interest rate hedges) of debt outstanding under instruments which bear interest at variable rates. Increases in interest rates would increase our interest expense under these instruments and would increase the cost of refinancing these instruments and issuing new debt. As a result, higher interest rates would adversely affect cash flow and our ability to service our indebtedness and to make distributions to our Unitholders.
  Possible increases in interest and other costs in connection with the syndication of some of our debt could adversely affect our results of operation, our ability to satisfy our debt obligations and our ability to pay distributions to our Unitholders.
     A significant portion of our debt is subject to increases in interest and borrowing costs and payment of fees to lenders in connection with the potential syndication of such debt. Specifically, the lenders under our Master Credit Facility and our mezzanine loans provided by the Fannie Mae Mezzanine Lenders and the Freddie Mac Mezzanine Lenders have the option to syndicate or sell the outstanding principal amount under such agreements to other investors at a discount and may revise the interest rate spread or discount or increase fees to a level necessary to facilitate syndication based on current market conditions at the syndication date. As of December 31, 2007, $5.6 billion in outstanding principal indebtedness under these loans was subject to syndication and the increased borrowing costs described above. The cost associated with any incremental interest or additional fees, as well as any original issue discount realized, is required to be born by the Company.

These same lenders have committed to lend us up to $148.8 million to fund such costs, although we can make no assurance that we will be able to incur these additional borrowings without violating the financial covenants under our debt agreements or obtaining covenant waivers. As of March 20, 2008, we had approximately $73.0 million set aside in restricted cash to fund syndication discounts. As of March 20, 2008, $43.0 million of principal had been syndicated at a discount of 3%. The deterioration of the residential mortgage market has caused a widening of the credit spreads on both commercial mortgage-backed securities and commercial real estate collateralized debt obligations recently. If these conditions continue or worsen, the lenders may be required to increase the pricing or fees. Such increases in interest and payments would adversely affect our cash flow, our ability to satisfy our debt obligations and our ability to make distributions to our Unitholders.
  A reduction in the value of our assets or an increase in indebtedness could trigger an increased distribution rate and a redemption right of our Series O preferred unitholders, which could adversely effect our cash flows.
     During any period of time after we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and as a result of which our loan to value ratio exceeds 85%, until such time as our loan to value ratio no longer exceeds 85%, the distribution rate on our Series O Preferred Units shall increase from 6% per annum to 8% per annum. Further, if at any time prior to January 1, 2022, either (1) our loan to value ratio is higher than 85% and we make a distribution to the holders of Common Units; or (2) we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and after such borrowing our loan to value ratio is higher than 85% and we have made a distribution to our Common Units in contemplation of the incurrence of that indebtedness, then each holder of a Series O Preferred Unit will have the right to exercise an immediate redemption right, including payment of any tax protection amount (as defined in our Declaration of Trust) with respect to the Series O Preferred Units being redeemed. If we were required to pay this higher distribution or to redeem a material portion of the outstanding Series O Preferred Units, our cash flows and our ability to satisfy our debt obligations would be materially adversely affected. As of December 31, 2007, we have Series O Preferred Units outstanding with an aggregate redemption value of $235.7 million.
  A default by our affiliated entities on intercompany loans could adversely affect our cash flows, ability to satisfy our debt obligations and our ability to make distributions to our Unitholders.
     We have intercompany transactions with affiliated entities and record a receivable from affiliated entities when they borrow from Archstone or we pay billings on their behalf. We charge interest on balances owed by affiliates to Archstone under the intercompany loans at the same rate that we are paying and therefore do not recognize any profit from our affiliated entities. As of December 31, 2007, there was an aggregate of $393.8 million outstanding under all such transactions. Furthermore, Archstone’s employees render services for affiliated entities where Archstone is reimbursed based on an estimate of the allocable cost. We also record a payable to our affiliates when we receive funds on the affiliated entity’s behalf or the affiliate pays bills on our behalf. A default by one or more of the affiliated entities on payments to us under our intercompany balances would adversely affect our ability to satisfy our debt obligations and our ability to make distributions to our Unitholders. Further, because of the way the Venture’s credit facilities and intracompany loans are structured, a failure or default with respect to one or more affiliate entities’ properties could have an adverse impact on us or our other properties.
Risks Associated with Real Estate
  Unfavorable changes in economic conditions could adversely affect our results of operation.
     Changes in the general economic climate, local, regional or national conditions (such as an oversupply of communities or a reduction in rental demand in a specific area) could adversely affect real estate values and the cash flow of the properties, which would in turn have an adverse impact on our results of operations and ability to make distributions to our Unitholders. Specifically, several of the markets in which we operate have recently experienced a decrease in job growth. If job growth continues to slow in these markets, our market rental rates could be adversely affected.
  We are subject to additional risks inherent in ownership of real estate.
     Real estate, cash flows and values are affected by a number of additional factors, including the quality and philosophy of management, competition from other available properties and the ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations, including zoning, usage and tax laws, caps on rent and rent increases, interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws. Although we seek to minimize these risks through our market research and property management capabilities, they cannot be totally eliminated.

  We have a concentration of investments in certain markets.
     As shown in the United States Geographic Distribution table below in “Item 2. Properties,” our most significant investment concentrations are in the Washington, D.C. metropolitan area, Southern California, the New York City metropolitan area and the San Francisco Bay Area. Southern California is the geographic area comprising the Los Angeles County, San Diego, Orange County, Ventura County and the Inland Empire markets. We are, therefore, subject to increased exposure (positive or negative) from economic and other competitive factors specific to markets within these geographic areas. Some of these areas have recently experienced a decrease in job growth and depressed conditions in the local real estate market. To the extent general economic conditions worsen in one or more of these markets, or if any of these areas experience a natural disaster, the value of our portfolio and our market rental rates could be adversely affected. As a result, our results of operations, cash flow, cash available for distribution, including cash available to pay distributions to our Unitholders and our ability to satisfy our debt obligations could be materially adversely affected.
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
     Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. We intend to repay a portion of our debt obligations with proceeds from sales of our assets. Our inability to sell our properties on favorable terms or at all could have a material adverse effect on our results of operations and our ability to satisfy our debt obligations. Furthermore, our mezzanine loans to real estate investors may not be recoverable if those investors are unable to monetize the underlying asset at underwritten amounts.
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
     As a general matter, concern about indoor exposure to mold continues as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. We have implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. We believe that these measures will minimize the potential for any adverse effect on our residents, but such adverse effects cannot be completely eliminated. Specifically, several tenants have filed complaints against entities related to us in connection with moisture infiltration at Archstone Westbury, an apartment community in Westbury, NY. We estimate that remediation of moisture infiltration at Archstone Westbury described in this report, will require that the apartments be vacated during the remediation, which is expected to take approximately twelve to eighteen months, with a resulting loss of rental revenue during this period. The terms of our property and general liability policies after June 30, 2002, may exclude certain mold-related claims. Should an uninsured loss arise against the company, we would be required to use our own funds to resolve the issue, including litigation costs. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material impact on our financial results.
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
     We currently own or have a minority ownership interest in properties located outside of the United States, which subjects us to risk from fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal foreign currency exposure will be to the Euro. Changes in the relation of these currencies to U.S. dollars may affect the fair values and earnings streams of our international holdings, and therefore our revenues and operating margins on our non-dollar denominated foreign holdings. These fluctuations in foreign currency exchange rates may materially adversely impact our financial condition, results of operations, cash flow, cash available for distribution, including cash available to pay distributions, and ability to satisfy our debt obligations.
     We intend to attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although we cannot assure you that we will be able to do so or that this will be effective. We have engaged, and may continue to engage, in direct hedging activities to mitigate the risks of exchange rate fluctuations. We do not currently have any foreign currency hedges in place.

  Acquisition and ownership of foreign properties may involve risks greater than those faced by us in the United States.
     Foreign real estate investments generally involve certain risks not associated with investments in the United States. Our international acquisitions and operations are subject to a number of risks, including acquisition risk resulting from less knowledge of local real estate markets, economies, and business practices and customs; our limited knowledge of and relationships with sellers in these markets; higher due diligence, transaction and structuring costs than those we may face in the United States; additional accounting and control expenses; complexity and costs associated with managing international operations; difficulty in hiring qualified management, leasing personnel and service providers in a timely fashion; multiple, conflicting and changing legal, regulatory, tax and treaty environments, including land use, zoning and environmental laws, as well as the enactment of laws prohibiting or restricting the foreign ownership of property; exposure to increased taxation, confiscation or expropriation; currency transfer restrictions and limitations on our ability to distribute cash earned in foreign jurisdictions to the United States; difficulty in enforcing agreements in non-United States jurisdictions, including those entered into in connection with our acquisitions; and change in the availability, cost and terms of property financing resulting from varying national economic policies or changes in interest rates. Our inability to overcome these risks could adversely affect our foreign operations and could harm our business and results of operations.
Risks Associated with Tax Laws
  We intend to qualify as a partnership, but we cannot guarantee that we will qualify.
     We intend to qualify as a partnership for federal income tax purposes. However, we will be treated as an association taxable as a corporation for federal income tax purposes if we are deemed to be a publicly traded partnership, unless at least 90% of our income is qualifying income as defined in the tax code. Qualifying income for our 90% test generally includes passive income, such as real property rents, distributions and interest. We believe that we will meet this qualifying income test, but cannot guarantee that we will. If we were to be taxed as a corporation, we would incur substantial tax liabilities and our ability to raise additional capital would be impaired.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
United States Geographic Distribution
          At December 31, 2007, the geographic distribution for our six core markets based on NOI for the three months ended December 31, 2007 was as follows:

Washington, D.C. metropolitan area	40.7%
Southern California	21.6
San Francisco Bay Area, California	14.4
New York City metropolitan area	8.6
Boston, Massachusetts	7.4
Seattle, Washington	4.7

Total	97.4%

     The following table summarizes the geographic distribution for 2007, 2006 and 2005 based on NOI:

	Successor	Predecessor
	Total Portfolio(1)
	December 31,
	2007	2006	2005
Core Markets
Washington, D.C. metropolitan area	40.7%	34.6%	36.6%
Southern California	21.6	25.8	24.9
San Francisco Bay Area, California	14.4	11.5	8.2
New York City metropolitan area	8.6	12.5	6.8
Boston, Massachusetts	7.4	5.0	4.7
Seattle, Washington	4.7	4.2	3.9

Total Core Markets	97.4%	93.6%	85.1%
Non-Core Markets (2)
Chicago, Illinois	2.4%	2.0%	4.3%
Southeast Florida	—	2.2	4.0
Houston, Texas	—	—	1.3
Denver, Colorado	—	—	1.1
Other	0.2	2.2	4.2

Total Non-Core Markets	2.6%	6.4%	14.9%

Total All Markets	100%	100%	100%

(1)	Based on NOI for the fourth quarter of each calendar year, excluding NOI from communities disposed of during the period. See Item 7 under the caption “Property-level operating results – 2007 compared to 2006” for a discussion on why we believe NOI is a meaningful measure and the caption for “Quantitative Summary” for a reconciliation of NOI to Earnings from Operations.

(2)	Markets that represent 1.0% or less of NOI in any year are included in Other for that year.

Real Estate Portfolio
          We are a leading multifamily company focused primarily on the operation, development, redevelopment, acquisition, and management of apartment communities in protected markets throughout the United States. The following information summarizes Successor’s wholly owned real estate portfolio as of December 31, 2007 and includes information about our operating segments – garden communities and High Rise properties (dollar amounts in thousands). Additional information on our real estate portfolio is contained in “Schedule III, Real Estate and Accumulated Depreciation” and in our audited financial statements contained in this Annual Report:

	Number of	Number of		Percentage
	Communities	Units	Investment	Leased(1)
OPERATING APARTMENT COMMUNITIES:
Garden Communities:
Boston, Massachusetts	5	1,164	$425,883	97.7%
Inland Empire, California	1	300	66,888	92.7%
Los Angeles County, California(2)	21	7,518	2,548,929	90.6%
San Diego, California	3	468	120,474	95.9%
San Francisco Bay Area, California	20	6,855	1,920,372	93.0%
Seattle, Washington	8	2,327	465,617	95.2%
Ventura County, California(2)	7	1,773	537,582	91.3%
Washington, D.C. metropolitan area	15	5,867	1,486,902	95.4%

Garden Community Subtotal/Average	80	26,272	$7,572,647	93.6%

High-Rise Properties:
Boston, Massachusetts(2)	6	1,519	$677,873	89.0%
Chicago, Illinois	2	304	134,277	N/A
Los Angeles County, California	3	1,073	392,427	93.9%
New York City metropolitan area	7	1,974	1,595,411	95.7%
Philadelphia, Pennsylvania	1	80	15,967	N/A
San Francisco Bay Area, California	2	853	313,495	94.4%
Seattle, Washington	3	694	180,224	94.7%
Washington, D.C. metropolitan area	34	11,239	3,779,097	95.8%

High-Rise Subtotal/Average	58	17,736	$7,088,771	95.0%

Operating Apartment Communities Subtotal /Average	138	44,008	$14,661,418	94.2%

APARTMENT COMMUNITIES UNDER CONSTRUCTION:
High-Rise Properties:
Boston, Massachusetts	1	426	$206,070	N/A
APARTMENT COMMUNITIES IN PLANNING:(3)
Garden Communities:
Los Angeles County, California	2	568	37,740
San Francisco Bay Area, California	2	416	—

High-Rise Communities:
Boston, Massachusetts	1	341	$19,595

Total Apartment Communities In Planning(3) Subtotal/Average	5	1,325	$57,335

Total Communities	144	45,759	$14,924,823

INTERNATIONAL PORTFOLIO:
German Operating Apartment Communities	10	807	53,458

OTHER REAL ESTATE ASSETS(4)	—	—	$90,791

Total Real Estate Owned at December 31, 2007	154	46,566	$15,069,072

See notes on following page.

(1)	Represents the percentage leased as of December 31, 2007. For communities in Lease-Up, the percentage leased is based on leased units divided by total number of units in the community (completed and under construction) as of December 31, 2007. The “N/A” for the Philadelphia and Chicago markets in the High-Rise operating community section indicates that the market is entirely comprised of Oakwood Master Lease communities or ground lease properties. Oakwood Master Leased communities and ground lease properties have been excluded from the Percentage Leased calculation for other markets that have both Oakwood Master Leased communities and communities with traditional resident leases. A “N/A” related to Boston indicates the community is under construction where Lease-Up has not yet commenced.

(2)	Lower average occupancy is due to the inclusion of certain recently completed development communities which are in Lease-Up and therefore not yet Stabilized.

(3)	As of December 31, 2007, we had three investments representing $0.5 million or 780 units classified as In Planning and Under Control. Our investment in these communities is reflected in the “Other assets” caption of our Balance Sheet.

(4)	Includes land that is not In Planning and other real estate assets.
Item 3. Legal Proceedings
Shareholder Litigation
          On May 30, 2007, two separate purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming Archstone-Smith and each of Archstone-Smith’s trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe, Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names Archstone-Smith, each of Archstone-Smith’s trustees and one of Archstone-Smith’s senior officers as defendants. The second, Steamship Trade Association/International Longshoremen’s Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names Archstone-Smith, each of Archstone-Smith’s trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class-action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al. (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe, Colorado, naming Archstone-Smith and each of Archstone-Smith’s trustees as defendants. All five lawsuits allege, among other things, that Archstone-Smith’s trustees violated their fiduciary duties to Archstone-Smith’s shareholders in approving the Mergers.
          On June 21, 2007, the District Court, County of Arapahoe, Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen’s Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation.
          On August 17, 2007, Archstone-Smith and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of both the Schiff and the consolidated action captioned In re Archstone-Smith Trust Shareholder Litigation. In connection with the settlement, Archstone-Smith agreed to make certain additional disclosures to its shareholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Archstone-Smith’s shareholders and consummation of the Merger. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement, which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the Merger, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by us, up to $1.0 million. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the Merger consideration that the plaintiffs are entitled to receive in the Merger. Archstone-Smith and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that any modifications to the Merger Agreement or any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, to avoid the risk of delaying or adversely affecting the Merger and the related transactions, to minimize the expense of defending the lawsuits, and to provide additional information to Archstone-Smith shareholders at a time and in a manner that would not cause any delay of the Merger, Archstone-Smith and the Archstone-Smith Trustees agreed to the settlement described above. Archstone-Smith and the other defendants further considered it desirable that the actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.
Clinton Green
          The Clinton Green project is a mixed-use apartment, condominium, and retail complex in New York City on 10th Avenue between 51st and 53rd Streets. The Clinton Green Project is owned by Clinton Green Holdings, LLC (“CG Holdings”), a joint venture consisting of our wholly-owned indirect subsidiary (“ASN-CG Member”) and an affiliate of The Dermot Company (“Dermot Member”). The Clinton Green Project also includes a small condominium component that is separately owned by Clinton Green Condo, LLC (“CG Condo”), a joint venture of the ASN-CG Member and the Dermot Member. In addition to other investments in CG Holdings and CG Condo, we provided a letter of credit under our pre-Merger Credit Facility to support tax-exempt bonds issued to finance the CG Project.
          On September 21, 2007, the Dermot Member filed a lawsuit captioned Clinton Green Holdings, LLC and DPIC Clinton Green, LLC v. Archstone-Smith Operating Trust, ASN Clinton Green Member, LLC, and Ameriton Properties Incorporated, Index No. 07/603154, Supreme Court of the State of New York, County of New York. The Dermot Member alleges (a) that the Merger caused a breach of the CG Holdings Operating Agreement because the transfer violated certain covenants in the Pre-Merger Credit Facility and also breached a provision of the CG Holdings Operating Agreement prohibiting a change of control of ASN-CG Member, (b) that the Merger caused a breach of a Put-Call Agreement under which the Dermot Member is entitled to be bought out of CG Holdings by ASN-CG Member through a tax-free contribution to us for an interest that could be converted into Archstone-Smith’s publicly traded stock and (c) that the Merger caused a breach of the CG Condo Operating Agreement as a result of a change in control of Ameriton. The Dermot Member is seeking unspecified damages as well as the ability to have CG Holdings dissolved.
          Prior to the Merger, the ASN-CG Member reached agreement with the Dermot Member and the lenders under the Pre-Merger Credit Facility to waive any breach of covenants for a period of six months. The agreement involved certain immaterial payments and concessions to the Dermot Member. The Dermot Member has also agreed to an extension of the date by which the Archstone defendants must respond to the Complaint until April 30, 2008.
Tax Protection Agreements and Unitholder Claims
          Prior to the Mergers, Archstone and several related parties had entered into tax protection agreements and other contracts with various holders of the A-1 Common Units. Those tax protection and related agreements provided such Unitholders, among other things, with the right to tax protection payments under specified circumstances detailed in such agreements. Archstone has received various tax claim notices and other communications from various former Unitholders asserting that those former Unitholders are owed tax protection payments and alleging a variety of other claims. Other former Unitholders may assert similar or additional claims in the future. The tax protection agreements generally provide that, after a Unitholder sends a tax claim notice to Archstone, Archstone may reject such claims (as it has with respect to tax claim notices sent to date). Following such rejection, unless the parties are able to negotiate an amicable resolution, the parties are generally required to submit to arbitration with respect to claims for tax protection payments. It is expected that arbitrations will be commenced in the future.
          In addition, on November 30, 2007, a purported class action lawsuit related to the Mergers, captioned Steven A. Stender and Infinity Clark Street Operating v. James A. Cardwell, et al. (Case no. 2007cv2503), was filed in the United States District Court for the District of Colorado. The lawsuit names, among others, Archstone, Archstone-Smith, certain of their former trustees and officers, Lehman Brothers Holdings Inc. and Tishman Speyer Development Corporation as defendants. This action was brought by certain former Unitholders, individually and purportedly on behalf of all former holders of A-1 Common Units as of the Mergers, and alleges, among other things: (i) that Archstone and Archstone-Smith entered into enforceable property contribution agreements and partnership agreements with such Unitholders; (ii) that Archstone and Archstone-Smith agreed not to enter into any transactions or dispose of any interest in the property contributed by such Unitholders that would result in such Unitholders realizing a taxable gain, and agreed to provide such Unitholders with the ability to receive dividends and also to liquidate their units by receiving cash or converting them to common shares in the publicly traded Archstone-Smith; (iii) that Archstone and Archstone-Smith failed to perform their duties under the Declaration of Trust, contribution and partnership agreements, and statutory and common law partnership principles in connection with the Mergers; (iv) that such failures discharge such Unitholders’ obligations to defendants (as noted above, the former Unitholders undertook certain obligations to arbitrate with respect to claimed rights to tax protection payments); and (v) that Archstone-Smith and former trustees and officers, aided and abetted by Lehman Brothers and Tishman Speyer, violated their fiduciary duties owed to such Unitholders in connection with the Mergers. The purported class action seeks an unspecified amount of damages. Although Archstone and the Venture believe that the claims that have been asserted are without merit, there can be no assurance that the disposition of such claims will not result in material liability to Archstone.
FHA/ADA
          During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of our wholly-owned and joint venture communities, of which we or our affiliates still own or have an interest in 18. As part of the settlement, the three disability organizations all recognized that Archstone had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
          The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three-year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $10.9 million of the original accrual remaining on December 31, 2007.
Water Intrusion-Florida
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
Water Intrusion — Westbury
          In November, 2007, we began notifying residents of Archstone Westbury that, due to water intrusion and some related mold growth, we had concluded that the appropriate course of action was to perform necessary remediation and reconstruction at the community. Further, we determined it would be necessary to terminate every tenant’s lease, effective March 31, 2008, to ensure the safety of tenants during the potentially year-long construction project. As a consequence, four complaints were filed by tenants at Westbury against entities related to us and various other entities allegedly involved in the design, construction and ownership of the Project. These cases are Andrea Sorrentino, et al. v. ASN Roosevelt Center LLC d/b/a Archstone Westbury, et al., filed on November 28, 2007, in the Supreme Court of the State of New York, County of Nassau, Case No. 07-021135, removed on February 8, 2008 to U.S. Federal District Court for the Eastern District of New York; Richardo Francois v. ASN Roosevelt Center LLC D/B/A Archstone Westbury, filed on December 7, 2007, in the Supreme Court of the State of

New York, County of Nassau, Case No. 07-021967; Pasquale Marchese, et al. v. ASN Roosevelt Center LLC, et al., filed on December 7, 2007, but not yet served on us; and John DiGiovanna and Farideh DiGiovanna vs. ASN Roosevelt Center LLC d/b/a Archstone Westbury, filed on January 7, 2008, in the Supreme Court of the State of New York, County of Nassau, Case No. 08-000347. In addition to the foregoing cases, there are a number of threatened lawsuits. Plaintiffs in the filed cases seek monetary damages and equitable relief alleging, among other things, that water damage and mold has caused the tenants at Westbury personal harm and property damage. Although no assurances can be given with respect to the outcome of these lawsuits, we intend to vigorously defend against the claims alleged in these lawsuits.
Other
          We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our Common Units are not traded in any public market. At the effective time of the Operating Trust Merger, under the Merger Agreement, holders of our A-1 Common Units were entitled to receive at their election one newly-issued Series O Preferred Unit or $60.75 for each of their Class A-1 Common Units. Each of the A-1 Common Units that were not converted to Series O Preferred Units, and all of the A-2 Common Units outstanding (other than A-1 Common Units and A-2 Common Units held by Archstone-Smith, its subsidiaries and certain affiliates of the Buyer Parties) immediately prior to the Operating Trust Merger, were converted into, and canceled in exchange for the right to receive $60.75 in cash, without interest and less applicable withholding tax. There have been no transfers of any Common Units since October 4, 2007. Following the Mergers, Series I Trust, Series II LLC and Series III LLC are the only holders of our common equity.
          In 2006, distributions were declared and paid quarterly on our common units. The annual distribution for 2006 was $1.74 per common unit. In 2007, distributions were declared and paid during the first and second quarter at a rate of $0.4525 per common unit. No distributions have been declared or paid since the second quarter. We do not plan on making distributions in the near term, and it is uncertain when any distributions will be made.
          As of December 31, 2007, no securities were authorized for issuance under any equity compensation plans.
          During 2007, we redeemed 1,108,323 A-1 Common Units at an average price of $59.16 per Common Unit. In connection with the Mergers, holders of 22.2 million A-1 Common Units elected to receive the merger consideration of $60.75 per Common Unit.
Item 6. Selected Financial Data
          The following table provides selected financial data relating to our historical financial condition and results of operations as of and for each of the years ending December 31, 2003 to 2006, and the periods January 1, 2007 through October 4, 2007 (Predecessor) and October 5, 2007 through December 31, 2007 (Successor). This data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes that have been included or incorporated by reference in this Annual Report. Prior year’s amounts have been restated for amounts classified within discontinued operations (in thousands, except per unit data):

	Combined
	Successor and
	Predecessor	Successor	Predecessor
		Period from	Period from
		October 5, 2007	January 1, 2007
	Year Ended	Through	Through		Year Ended
	December 31,	December 31,	October 4,		December 31,
	2007	2007	2007	2006	2005	2004	2003
Operations Summary(1):
Total revenues(2)	$945,432	$255,271	$690,161	$759,825	$513,855	$405,681	$333,063
Property operating expenses (rental expenses and real estate taxes)	296,063	76,348	219,715	225,822	148,640	130,725	100,242
Net Operating Income(3)	562,044	137,429	424,615	456,593	309,185	255,748	213,487
Depreciation on real estate investments	329,323	162,427	166,896	177,264	115,997	97,396	67,745
Interest expense	422,237	255,709	166,528	161,231	75,968	56,240	53,183
General and administrative expense	84,765	24,160	60,605	68,188	58,604	55,479	49,838
Earnings (loss) from operations	(232,413)	(268,062)	35,649	109,615	61,370	47,907	26,795
Income from unconsolidated entities	(12,974)	(7,680)	(5,294)	36,316	22,432	17,902	5,745
Net earnings (loss) from discontinued operations(4)(5)	707,015	(7,816)	714,831	686,806	588,895	518,192	461,651
Preferred Unit distributions	2,917	—	2,917	3,829	4,572	16,254	26,153
Net earnings (loss) attributable to Common Units(6):
— Basic	354,325	(413,475)	767,800	831,246	696,932	596,369	468,038
— Diluted	374,541	(413,475)	788,016	842,385	696,932	600,124	480,910
Common Unit distributions	—	—	227,868	432,592	397,466	603,553	277,035
Per Unit Data:(15)
Net earnings (loss) attributable to Common Units:
— Basic	—	—	$3.07	$3.35	$3.01	$2.71	$2.20
— Diluted	—	—	3.03	3.33	3.00	2.69	2.18
Common Unit cash distributions paid(7)	—	—	0.9050	1.74	1.73	2.72	1.71
Cash distributions paid per unit:
Series A Preferred Unit(8)	—	—	—	—	—	—	2.11
Series D Preferred Unit(9)	—	—	—	—	—	1.31	2.19
Series E Preferred Unit(9)	—	—	—	—	2.09	2.09	2.09
Series F Preferred Unit(9)	—	—	—	—	—	1.50	2.03
Series G Preferred Unit(9)	—	—	—	—	2.16	2.16	2.16
Series H, J, K, and L Preferred Unit(9)(10)	—	—	—	—	—	—	3.38
Series I Preferred Unit(11)	—	—	5,745	7,660.00	7,660.00	7,660.00	7,660.00
Series P Preferred Unit(12)	—	—	228.81	457.62	364.74	—	—
Series Q-1 Preferred Unit(13)	—	—	10.08	20.16	3.54	—	—
Series Q-2 Preferred Unit(14)	—	—	4.32	8.64	1.52	—	—
Weighted average Common Units outstanding:
— Basic	—	—	250,223	248,314	231,642	220,053	212,288
— Diluted	—	—	260,026	253,308	232,608	223,187	220,758

(1)	Net earnings from discontinued operations have been reclassified to reflect communities classified as discontinued operations as of December 31, 2007 for all years presented.

(2)	Annual revenues and other income, inclusive of discontinued operations, for 2007 (combined Successor and Predecessor), 2006, 2005, 2004 and 2003 were $1.2 billion, $1.3 billion, $1.1 billion, $1.0 billion and $1.0 billion, respectively.

(3)	Defined as rental revenues less rental expenses and real estate taxes. We believe that net earnings (loss) attributable to Common Units and NOI are the most relevant measures of our operating performance and allow investors to evaluate our business against our industry peers and against all publicly traded companies as a whole. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. See Item 7 of this Annual Report under Results of Operations for a reconciliation of NOI to Earnings from Operations, and to obtain the required information to recalculate NOI from continuing operations.

(4)	Gains on the disposition of real estate investments classified as held for sale after January 1, 2003 are included in discontinued operations.

(5)	Represents property-specific components of net earnings and gains/(losses) related to real estate sold or classified as held for sale at December 31, 2007.

(6)	Includes $131.0 million of unrealized derivative losses from interest rate hedges for the period of October 5, 2007 through December 31, 2007 recorded in Other non-operating income (loss).

(7)	Includes a $1.00 per unit special distribution issued to our Common Unitholders in December 2004.

(8)	The Series A Preferred Units were called for redemption during October 2003; of the 2.9 million Series A Preferred Units then outstanding, 2.8 million were converted to Common Units and the remaining were redeemed.

(9)	All of the outstanding Series D, Series E, Series F, Series G and Series J Preferred Units were redeemed at liquidation value plus accrued distributions.

(10)	The Series L Preferred Units were converted into Common Units during December 2004 and the distribution paid during 2004 prior to conversion was $3.40 per unit. In September 2004, the Series K Preferred Units were converted into Common Units and the distribution paid during 2004 prior to conversion was $2.55 per unit. The Series H Preferred Units were converted into Common Units during May 2003 and the distribution paid during 2003 prior to conversion was $1.27 per unit.

(11)	Series I Preferred Units have a par value of $0.01 per unit.

(12)	The Series P Preferred Unit replaced the Series M Preferred Unit in connection with the Merger.

(13)	The Series Q-1 Preferred Unit replaced the Series N-1 Preferred Unit in connection with the Merger.

(14)	The Series Q-2 Preferred Unit replaced the Series N-2 Preferred Unit in connection with the Merger.
(15)	Per unit data is not presented for the Successor as a result of the Merger.

	Successor	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Financial Position:
Real estate owned, at cost	$14,680,183	$12,967,709	$11,142,311	$9,006,114	$8,785,004

Real estate held for sale(1)	388,890	219,931	216,953	215,924	214,176
Investments in and advances to unconsolidated entities	297,113	235,323	132,728	111,481	86,367
Total assets	17,154,659	13,259,127	11,462,095	9,061,280	8,916,591
Revolving credit facilities	60,000	84,723	394,578	19,000	103,790
Long-Term Unsecured Debt	—	3,355,699	2,540,036	2,094,358	1,866,861
Term Loans	4,591,822	—	—	—	—
Property Mortgages Payable	9,212,648	2,776,234	2,393,652	2,031,505	1,960,827
Total Liabilities	14,635,771	6,956,789	5,693,305	4,469,994	4,179,488
Other Common Unitholders’ interest (at redemption value)	—	1,718,017	1,420,491	885,400	707,924
Series O Preferred Units	235,944	—	—	—	—
Perpetual Preferred Units	50,000	50,000	50,000	69,522	210,120
Total unitholders’ equity	2,282,944	4,584,321	4,348,299	3,703,826	4,017,669
Number of Common Units outstanding	39,565	249,661	246,324	222,694	220,063

	Combined Successor and Predecessor	Predecessor
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003
Other Data:
Net cash flows provided by (used in):
Operating activities	$411,355	$537,428	$414,019	$399,897	$343,696
Investing activities	14,657	(506,264)	(964,621)	528,253	428,166
Financing activities	(452,245)	3,853	360,985	(730,125)	(779,478)

(1)	Previous years have been restated to include assets that were classified as held for sale as of December 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Please refer to “Item 1. Business — Consummation of Mergers” for important information regarding the recent Mergers. Unless indicated otherwise, the following discussion of our “Results of Operations” is based on the combined operating results of the Successor and Predecessor for 2007 and the Predecessor’s operating results for 2006 and 2005. Unless indicated otherwise, the “Liquidity and Capital Resources” discussion is based on the liquidity and capital resources of the Successor entity. Our analysis includes discussion of areas where comparability was significantly impacted by the Merger.
Results of Operations
Reconciliation of Quantitative Summary to Consolidated Statements of Earnings
     The following schedule is provided to reconcile our consolidated statements of earnings to the information presented in the “Quantitative Summary” provided in the next section:

	Combined Successor and Predecessor			Predecessor
	2007			2006			2005
	Continuing	Discontinued		Continuing	Discontinued		Continuing	Discontinued
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total
Rental revenue	$858,107	$286,768	$1,144,875	$682,415	$513,218	$1,195,633	$457,825	$559,584	$1,017,409

Other income	87,325	—	87,325	77,410	—	77,410	56,030	—	56,030

Property operating expenses (rental expenses and real estate taxes)	(296,063)	(92,165)	(388,228)	(225,822)	(178,542)	(404,364)	(148,640)	(209,329)	(357,969)

Depreciation on real estate investments	(329,323)	(53,033)	(382,356)	(177,264)	(111,032)	(288,296)	(115,997)	(122,791)	(238,788)

Interest expense	(422,237)	(73,067)	(495,304)	(161,231)	(114,595)	(275,826)	(75,968)	(141,600)	(217,568)

General and administrative expenses	(84,765)	—	(84,765)	(68,188)	—	(68,188)	(58,604)	—	(58,604)

Other expense	(45,457)	(6,356)	(51,813)	(17,705)	(19,815)	(37,520)	(53,276)	(18,903)	(72,179)

Income from unconsolidated entities	(12,974)	—	(12,974)	36,316	—	36,316	22,432	—	22,432

Other non-operating income (loss)	(98,929)	—	(98,929)	2,338	—	2,338	28,807	—	28,807

Gains, net of disposition costs	—	644,868	644,868	—	597,572	597,572	—	521,934	521,934

Net earnings	$(344,316)	$707,015	$362,699	$148,269	$686,806	$835,075	$112,609	$588,895	$701,504

Quantitative Summary
     This summary is provided for reference purposes and is intended to support and be read in conjunction with the narrative discussion of our results of operations. This quantitative summary includes all operating activities, including those classified as discontinued operations for GAAP reporting purposes. This information is presented to correspond with the manner in which we analyze the business. We have historically reinvested disposition proceeds into new developments and operating communities and therefore believe it is most useful to analyze continuing and discontinued operations on a combined basis. The impact of communities classified as “discontinued operations” for GAAP reporting purposes is discussed separately in a later section under the caption “Discontinued Operations Analysis.”

	Combined
	Successor and			2007 vs. 2006	2006 vs. 2005
	Predecessor	Predecessor		Increase /	Increase /
	2007	2006	2005	(Decrease)	(Decrease)
Rental revenues:
Same-Store (1)	$435,286	$413,989	$387,213	$21,297	$26,776
Non Same-Store	647,952	714,758	588,857	(66,806)	125,901
Ameriton	9,921	20,869	33,986	(10,948)	(13,117)
International	43,660	34,920	—	8,740	34,920
Non-multifamily	8,056	11,097	7,353	(3,041)	3,744

Total revenues	1,144,875	1,195,633	1,017,409	(50,758)	178,224

Property operating expenses (rental expenses and real estate taxes):
Same-Store (1)	139,713	130,545	124,545	9,168	6,000
Non Same-Store	216,165	243,721	214,394	(27,556)	29,327
Incremental operating expenses related to the Merger (2)	4,975	—	—	4,975	—
Ameriton	4,963	10,619	17,038	(5,656)	(6,419)
International	21,625	16,225	—	5,400	16,225
Non-multifamily	787	3,254	1,992	(2,467)	1,262

Total operating expenses	388,228	404,364	357,969	(16,136)	46,395

Net Operating Income (rental revenues less property operating expenses)	756,647	791,269	659,440	(34,622)	131,829

Margin (NOI/rental revenues):	66.1%	66.2%	64.8%	(0.1%)	1.4%
Average occupancy during period: (3)	92.4%	93.9%	94.6%	(1.5%)	(0.7%)

Other income	87,325	77,410	56,030	9,915	21,380
Depreciation of real estate investments	382,356	288,296	238,788	94,060	49,508
Interest expense	533,679	327,634	256,679	206,045	70,955
Capitalized interest	38,375	51,808	39,111	(13,433)	12,697

Net interest expense	495,304	275,826	217,568	219,478	58,258
General and administrative expenses	84,765	68,188	58,604	16,577	9,584
Other expense	51,813	37,520	72,179	14,293	(34,659)

Earnings from continuing and discontinued operations	(170,266)	198,849	128,331	(369,115)	70,518

Equity in earnings from unconsolidated entities	(12,974)	36,316	22,432	(49,290)	13,884
Other non-operating income (loss)	(98,929)	2,338	28,807	(101,267)	(26,469)
Gains on disposition of real estate investments, net of disposition costs:
Taxable subsidiaries	16,891	51,245	75,248	(34,354)	(24,003)
Non-taxable transactions	627,977	546,327	446,686	81,650	99,641

Net earnings	$362,699	$835,075	$701,504	$(472,376)	$133,571

(1)	Reflects revenues and operating expenses for Same-Store communities that were owned on December 31, 2007 and fully operating during all three years in the comparison period.

(2)	Reflects incremental real estate taxes triggered by revaluations stemming from the Merger and the amortization of an intangible related to below market ground leases.

(3)	Does not include occupancy associated with properties owned by Ameriton, operated under the Oakwood Master Leases or International.
Property-level operating results — 2007 compared to 2006
     We utilize NOI as the primary measure to evaluate the performance of our operating communities and for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing period-to-period property performance. In analyzing the performance of our operating portfolio, we evaluate Same-Store communities separately from Non Same-Store communities and other properties.
Same-Store Analysis
     The following table reflects revenue, expense and NOI growth in 2007 as compared to 2006 for Same-Store communities that were owned on December 31, 2007 and fully operating during all three years.

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth
Garden	5.6%	6.6%	5.1%
High-Rise	4.8%	7.3%	3.5%

Total	5.1%	7.0. %	4.3%

     Same-Store revenues were up 5.1% in 2007 as compared to 2006 due primarily to an increase in average rental revenue per unit partially offset by a reduction in the occupancy rate. Same-Store expenses were up 7.0% for the comparison period, primarily due to higher real estate taxes and increased personnel costs. These changes in revenues and expenses resulted in an increase in Same-Store NOI of 4.3% driven principally by strong revenue growth in Seattle, Southern California, the New York City Metropolitan Area and the San Francisco Bay Area, which collectively represented 49.3% of the company’s portfolio at December 31, 2007.
Non Same-Store and Other Analysis
     The $39.3 million decrease in NOI in the Non Same-Store portfolio for the 2007 as compared to 2006 is primarily attributable to a $98.2 million decrease related to community dispositions and a $29.5 million decrease due to assets sold to affiliated entities at the date of the Merger. These decreases were offset by a $48.6 million increase related to acquisitions, a $23.7 million increase related to recently stabilized development communities and communities in lease-up, a $16.2 million increase due to the Oakwood Master Leases and ground lease revenue on three new ground leases and other non same-store assets. The $5.0 million in incremental operating expenses related to the Merger reflects real estate taxes triggered by revaluations stemming from the Merger and the amortization of an intangible related to below-market ground leases.
Ameriton
     The decrease in NOI from Ameriton apartment communities in 2007 as compared to 2006 is primarily attributable to dispositions. Ameriton was liquidated in connection with the Mergers which also contributed to the decrease.

International
     NOI from International operations for 2007 increased $3.3 million as compared to 2006 due primarily to the DeWAG acquisition that occurred in July 2006. The increase was partially offset by a decrease related to the contribution of the majority of our international operations to the International Fund on June 29, 2007 at which date the results of operations from the International Fund are included in income from unconsolidated entities rather than NOI since we do not control this entity.
Property-level operating results — 2006 compared to 2005
Same-Store Analysis
     The following table reflects revenue, expense and NOI growth in 2006 as compared to 2005 for Same-Store communities that were owned on December 31, 2007 and fully operating during all three years.

	Same-Store	Same-Store
	Revenue	Expense	Same-Store
	Growth	Growth	NOI Growth
Garden	7.6%	6.8%	8.0%
High-Rise	6.3%	3.3%	7.8%

Total	6.9%	4.8%	7.9%

     Same-Store revenues were up 6.9% in 2006 as compared to 2005 due primarily to an increase in average rental revenue per unit. Same-Store expenses were up 4.8% for the comparison period, primarily due to higher insurance costs, real estate taxes and personnel costs. These changes in revenues and expenses resulted in an increase in Same-Store NOI of 7.9% driven principally by strong growth in the Washington, D.C. metropolitan area, Southern California and the New York City metropolitan area which represented approximately 72% of the Company’s portfolio at December 31, 2006.
Non Same-Store and Other Analysis
     The $96.6 million NOI increase in the non Same-Store portfolio for 2006 as compared to 2005 is primarily attributable to (i) $86.6 million related to acquisitions; (ii) $15.6 million related to newly developed apartment communities, including Lease-Ups; (iii) $33.3 million related to the Oakwood Master Leases; and offset by (iv) $39.2 million related to community dispositions.
Ameriton
     The $6.7 million NOI decrease from Ameriton apartment communities for 2006 as compared to 2005 is primarily attributable to a $10.3 million decline related to community dispositions, including the sale of new developments, partially offset by $3.5 million increase from community acquisitions.
International
     The increase in NOI from International operations of $18.7 million for 2006 as compared to 2005 is primarily attributable to the DeWAG acquisition that occurred in July 2006.
Non Multi-family
     The $2.5 million NOI increase from non-multifamily assets for 2006 as compared to 2005 is primarily attributable to commercial/retail income associated with an asset purchased by Ameriton in July 2005.
Other Income
     Other income was higher in 2007 as compared to 2006 due to a $32.4 million increase in interest income due to increased restricted cash balances resulting from our recent Merger and a $9.6 million management fee increase from the German management company. This increase is offset by $22.4 million decrease related to higher 2006 gains on land sales and a $10.9 million decrease in insurance recoveries.
     The increase in other income during 2006 as compared to 2005 resulted primarily from a $19.0 million increase in interest income on mortgage loans to third parties and other interest bearing instruments and a $19.6 million increase in gains on land sales, primarily in Ameriton. These increases were offset by a $21.9 million decrease in 2006 related to insurance recoveries.
Depreciation Expense
     In 2007, the increase in depreciation expense is primarily attributable to the fair market value adjustment which increased the basis of our real estate and the amortization of in place lease intangible values established in connection with the Merger.
     In 2006, the depreciation increase was primarily related to the increase in the size of the real estate portfolio. A few of the major drivers are amortization of the value associated with in-place leases over the lease term on our new acquisitions; disposition of assets with a lower depreciable basis at significant gains, and reinvestment of the proceeds into assets with a higher depreciable basis partially offset by cessation of depreciation on assets sold or classified as held for sale.
Interest Expense
     Gross interest expense increased in 2007 as compared to 2006 due to a substantial increase in borrowings related to our recent Merger, interest charges related to our international operations that began material operations in July 2006 and higher borrowings on our lines of credit which carry a higher effective interest rate as compared to our long-term debt and mortgages. These increases were partially offset by the impact of the deconsolidation of the majority of our international operations as of July 1, 2007. Capitalized interest decreased in 2007 primarily as a result of the distribution of most of our communities under development to affiliated entities in connection with the Merger transactions.
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
General and Administrative Expenses
     General and administrative expenses were higher in 2007 as compared to 2006 due primarily to higher personnel-related costs associated with our international expansion that began material operations in July 2006 and higher payroll-related costs and professional fees. Our post-Merger expenses were also higher due to certain bonuses paid in lieu of equity awards which would have otherwise been issued under Archstone-Smith’s long-term incentive plan and amortized over three years.
     The increase in the general and administrative expenses during 2006 as compared to 2005 is principally due to higher personnel-related costs related to our International expansion.
Other Expenses
     Other expense in 2007 was higher as compared to 2006 due principally a $17.6 million charge for transaction costs related to the Merger and a $17.1 million increase in impairment charges. The 2007 impairment charge related primarily to a community in New York which will require significant renovation due to a water intrusion issue. These costs were offset by $20.7 million in lower income tax expense related to Ameriton dispositions.

     The decrease in other expenses during 2006 as compared to 2005 is primarily attributable to a $14.3 million decrease in early debt extinguishment costs; an $8.5 million decrease in legal expenses; a $1.5 million decrease in taxes in our taxable REIT subsidiaries; a $7.8 million decrease in hurricane related charges; a $2.8 million writeoff of a loan to a prior affiliate in 2005; and a $1.5 million impairment related to a non-core asset in 2005 offset by a $4.3 million impairment charge on that asset in 2006.
Equity in Income from Unconsolidated Entities
     Earnings from unconsolidated entities were lower in 2007 as compared to 2006 primarily due to a $29.2 million decrease in gains on the sale of joint venture assets and losses on the International Fund due primarily to the initial formation costs. In addition, the majority of our domestic joint ventures were sold or distributed to affiliated entities in connection with the Merger.
     The increase in income from unconsolidated entities during 2006 as compared to 2005 is due primarily to more income from community dispositions and related venture liquidations.
Other Non-Operating Income (Loss)
     In 2007, we had a non-operating loss compared to non-operating income in 2006, due to a $131.0 million unrealized loss on our interest rate swaps which were not designated as hedges for accounting purposes by the Successor entity. These derivative losses were partially offset by foreign currency gains on our international investments and gains recognized on the sale of International Fund shares.
     Other non-operating income during 2006 consists primarily of a $1.7 million of gain from the sale of our Rent.com investment which was recorded upon the resolution of certain contingencies.
Gains on real estate dispositions
     See “Discontinued Operations Analysis” below for discussion of gains.
Discontinued Operations Analysis
     Included in the overall results discussed above are the following amounts associated with properties which have been sold or were classified as held for sale as of December 31, 2007 (dollars in thousands).

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Rental revenue	$10,795	$275,973	$513,218	$559,584
Rental expenses	(1,719)	(66,326)	(129,685)	(150,604)
Real estate taxes	(904)	(23,216)	(48,857)	(58,725)
Depreciation on real estate investments	(3,171)	(49,862)	(111,032)	(122,791)
Interest expense(1)	(10,118)	(62,949)	(114,595)	(141,600)
Income taxes from taxable REIT subsidiaries	—	(1,126)	(5,982)	(11,556)

Provision for possible loss on real estate investment	—	—	(4,328)	(1,500)
Debt extinguishment costs related to dispositions	(2,694)	(2,536)	(9,505)	(5,847)
Gain from the disposition of REIT real estate investments, net	—	629,444	548,187	448,358
Internal Disposition Costs — REIT transactions	—	(1,462)	(1,860)	(1,672)
Gain from the dispositions of taxable REIT subsidiary real estate investments, net	(5)	17,769	54,728	76,326

Internal Disposition Costs — Taxable REIT subsidiary transactions	—	(878)	(3,483)	(1,078)

Total discontinued operations	$(7,816)	$714,831	$686,806	$588,895

(1)	Interest expense included in discontinued operations is allocated to properties based on each asset’s cost in relation to the company’s leverage ratio and the average effective interest rate for each respective period.
     As a result of the execution of our strategy of managing our invested capital through the selective sale of apartment communities in non-core locations and redeploying the proceeds to fund investments with higher anticipated growth prospects in our core markets, we had significant disposition activity in all three years. The resulting gains, net of disposition costs, were the biggest driver of overall earnings from discontinued operations. The relative level of gains in each year were primarily attributable to the volume of disposition activity. Revenues and expense levels related to communities sold or classified as held-for-sale are primarily dependent on the number of communities meeting the held-for-sale criteria and the period of time they were owned. Prior to the Merger, income taxes fluctuated in relation to the taxable gains associated with communities sold by our taxable REIT subsidiaries.
Preferred Unit Distribution Analysis
     Preferred Unit distributions were lower in 2007 as compared to 2006 as no distributions have been declared or paid since the second quarter of 2007. Preferred Unit distributions were lower in 2006 as compared to 2005 due to redemptions during 2005.
Liquidity and Capital Resources
     We generally finance a portion of our long-term investing and operating activities with long-term debt. In connection with the recent Merger, we paid off most of our pre-Merger debt and entered into several new loans and credit agreements to finance a significant portion of the transaction. Our leverage ratio after the Merger is significantly higher and interest rates on the new credit facilities are generally higher than those of the Predecessor entity. As a result of the cash flow generated by our operations, the available capacity under our credit facilities and term loans, available cash balances, draws on our interest reserve, expected proceeds from the planned disposition of real estate or from joint venture formations and our anticipated ability to secure additional financing, we believe our liquidity and financial condition are sufficient to meet all of our reasonably anticipated cash flow needs during the next 12 months. Please refer to the Consolidated Statement of Cash Flows for detailed information of our sources and uses of cash for 2007, 2006 and 2005. The 2007 cash flow statement combines pre and post Merger information.
Scheduled Debt Maturities and Interest Payment Requirements
     On October 5, 2007 we borrowed approximately $13.8 billion under various credit facilities with third party lenders to, among other things, finance a portion of the cost of the Merger and refinance a portion of our existing indebtedness. As of December 31, 2007 we had total outstanding debt of $13.9 billion with a weighted average nominal interest rate of 6.94%. As of March 20, 2008 we had $14.0 billion of total outstanding debt with a weighted average nominal interest rate of 6.12%.
Master Credit Facility
     Our Master Credit Facility was entered into on October 5, 2007 as subsequently amended or restated from time to time thereafter. The amendments, among other things, increased the amount of Tranche B Term Loans (see further detail below) available under the Master Credit Facility. The Master Credit Facility provides a $750 million revolving credit facility, which includes a $75 million swing line and a letter of credit commitment with a maximum of $425 million for the first year, which decreases thereafter. The revolving credit facility bears interest at (a) 2.0% plus the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50% or, at our option, (b) LIBOR plus 3.00%, and has a maturity date of October 5, 2011. The swing line bears interest at the same rate as the revolving credit facility. The Master Credit Facility also includes a $1.75 billion term loan (“Tranche A Term Loan”) maturing on October 5, 2011, bearing interest at (a) 2.0% plus the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50% or, at our option, (b) LIBOR plus 3.00%, and a $3.0 billion term loan (“Tranche B Term Loan”) maturing on October 5, 2012, bearing interest at (a) 2.25% plus the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50% or, at our option, (b) LIBOR plus 3.25%. All interest rates are subject to a 1.0% increase if the combined leverage ratio, tangible net worth test and, on or prior to December 31, 2008, the consolidated debt service coverage ratio covenants are not satisfied as provided in the agreement. The Tranche A Term Loan is payable in four annual installments, beginning on October 5, 2008. The lenders under our Master Credit Facility and our mezzanine loans provided by the Fannie Mae Mezzanine Lenders and the Freddie Mac Mezzanine Lenders have the option to syndicate or sell the outstanding principal amount under such agreements to other investors at a discount and may revise the interest rate spread or discount or increase fees to a level necessary to facilitate syndication based on current market conditions at the syndication date. As of December 31, 2007, $5.6 billion in outstanding principal indebtedness under these loans was subject to syndication and the increased borrowing costs described above. The cost associated with any incremental interest or additional fees, as well as any original issue discount realized, is required to be born by the Company. These same lenders have committed to lend us up to $148.8 million to fund such costs, at any time prior to December 31, 2008. As of March 20, 2008, we had approximately $73.0 million set aside in restricted cash to fund syndication discounts. As of March 20, 2008, $43.0 million of principal had been syndicated at a discount of 3%.
     The Master Credit Facility also provides that, if certain conditions are satisfied, the Company may request up to an aggregate principal amount of $242.5 million of new term loans, which may be used for syndication costs, working capital, including refinancing revolving loans, and which otherwise have substantially the same terms as the Tranche B Term Loan. The lenders under the Master Credit Facility have committed to lend us up to $242.5 million of such new term loans, $148.8 million of which may be used for syndication costs as described above and the remaining $93.7 million of which may be used to pay additional transaction costs and other miscellaneous costs and expenses. Nothing was drawn on the incremental facility at December 31, 2007. Further, if certain conditions are satisfied, the Company may request up to an aggregate principal amount of $250 million increase in the revolving credit facility, provided that the total revolving credit commitments may not exceed $1.0 billion at any time.
     The Master Credit Facility loans are prepayable by us in whole or in part without penalty. The following amounts are required to be applied to prepay the Master Credit Facility loans, subject to certain carve-outs: (i) 100% of net cash proceeds from the sale or issuance of certain equity or incurrence of certain indebtedness, (ii) 100% of net cash proceeds from any sale or other disposition of any assets yielding gross proceeds in excess of $500,000 in any fiscal year, subject to certain exceptions after $500,000,000 of net cash proceeds have been applied to prepay the Tranche A Term Loan, including capacity for reinvestment of an amount not exceeding 50% of such net cash proceeds and (iii) 100% of excess cash flow for each fiscal year. After the Tranche A Term Loan has been repaid in full, if the combined leverage ratio is less than or equal to 60% and the consolidated debt service coverage ratio is greater than or equal to 1.25 to 1.00, then the foregoing percentages shall be reduced from 100% to 25%. Subject to certain exceptions, all such amounts shall be applied first, to the Tranche A Term Loan, second, to the Tranche B Term Loan and third, to the Revolving Loans and, the replacement or cash collateralization of outstanding letters of credit.
     In addition to the mandatory prepayments described above, if at the end of any fiscal quarter, the leverage ratio is greater than the ratio required by the Master Credit Facility, the tangible net worth test is less than the amount required by the Master Credit Facility or, on or prior to December 31, 2008, the consolidated debt service coverage ratio is less than the ratio required by the Master Credit Facility, then the Company is generally required to cause the Master Credit Facility loans to be prepaid by an amount necessary to cause the combined leverage ratio, tangible net worth test and consolidated debt service coverage ratio to be in compliance on or prior to the later of January 1, 2009 and the last day of the fiscal quarter ending immediately after the initial fiscal quarter. All such mandatory prepayments may be made with the net cash proceeds of any sale or other disposition of assets or the sale or issuance of certain equity. Although failure to comply with the leverage ratio, tangible net worth test or, on or prior to December 31, 2008, consolidated debt service coverage ratio generally is not an event of default until the later of January 1, 2009 and the last day of the fiscal quarter ending immediately after the initial fiscal quarter as described above, until such time as the Company is in compliance with the combined leverage ratio, tangible net worth test, and consolidated debt service coverage ratio (i) the Company would not be permitted to incur certain types of indebtedness, make certain investments (other than those investments committed to be made prior to such failure) or pay certain dividends and (ii) the applicable margin with respect to the Master Credit Facility loans will increase by 1.00%.
     Loans under the Master Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by substantially all of our owned assets, including (i) all of our properties other than those properties which are prohibited from being pledged as collateral pursuant to our and our subsidiaries existing contractual obligations, as well as any real property acquired by us or our subsidiaries in the future that is valued at $5.0 million or more and (ii) all the ownership interests in our subsidiaries held by us. Further, we and various parent and subsidiary guarantors, including our trustee, entered into a guarantee and collateral agreement, whereby the guarantors guarantee our obligations under the Master Credit Facility and we guarantee the guarantors’ obligations under certain pledge agreements with the lenders and their affiliates contemplated by the Master Credit Facility. The guarantees are secured by pledges of each such entity’s personal property, including all ownership interests held by such entity.

     The Master Credit Facility required the establishment of a funded interest reserve of $500 million to facilitate compliance with certain debt service coverage ratios. We anticipate that we will need to draw on such reserves during 2008 to maintain compliance with such ratios. As of December 31, 2007 the balance in this restricted cash account was $427.9 million.
     A summary of our Master Credit Facility Debt outstanding at December 31, 2007 is as follows (dollar amounts in thousands):

		Successor
		Balance at	Average
	Nominal	December 31,	Remaining
Type of Debt	Interest Rate(3)	2007	Life (Years)
Term loans(1)(2)	8.18%	$4,591,822	4.42
Revolving credit facility(2)	7.95%	60,000	3.76

Total/average	8.18%	$4,651,822	4.41

(1)	Includes Tranche A and Tranche B of the Master Credit Facility. The interest rates for both instruments are described above.

(2)	The interest rates for these instruments are described above.

(3)	The effective interest rates for the term loans and revolving credit facility are 8.42% and 28.31%, respectively, which includes the effect of loan cost amortization and other ongoing fees and expenses, where applicable. The effective interest rate on the revolving credit facility is high due primarily to the fees on the unfunded commitment. The higher the average outstanding drawn balance, the lower the effective interest.
Property Mortgages
     In connection with the Merger, we entered into a $7.1 billion credit facility (“Fannie Facility”) provided by Fannie Mae, which is secured by 105 of our properties. This facility is divided into 9 loan pools. Pools 1 through 3, totaling $2.5 billion at issuance, mature on November 1, 2017 and bear interest at 6.256%. Pool 4, totaling $963.5 million at issuance, matures on November 1, 2014, and bears interest at 5.883%. Pools 5 through 7, totaling $2.3 billion at issuance, matures on November 1, 2012 and bears interest at 6.193%. Pools 8 and 9, totaling $1.3 billion at issuance, matures on November 1, 2009 and bears interest at LIBOR plus 1.265%. The variable rate loans are prepayable without penalty after October 31, 2008. Fixed rate loans are subject to a prepayment premium equal to the greater of 1% of the principal being repaid or a market rate present value determined in accordance with the loan’s terms. In addition to the Fannie Facility, the Fannie Mae Mezzanine Lenders have provided $768.9 million of mezzanine loans subordinate to each of the nine Fannie Facility pools. The interest rates on these mezzanine loans range from LIBOR plus 2.65% to LIBOR plus 2.85%. The Fannie Mae Mezzanine Lenders have the option to syndicate or sell the debt to other investors at a discount and may revise the interest rate spread or discount or fees to a level necessary to facilitate syndication based on current market as further described above.
     Also in connection with the Merger, we entered in to an $847 million facility (“Freddie Facility”) provided by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which is secured by 13 of our properties. This facility matures on November 1, 2012 and bears interest at LIBOR plus 1.025%. The Freddie Facility is subject to a prepayment premium of 1% of the principal amount being repaid. In addition to the Freddie Facility, Freddie Mac Mezzanine Lenders, have provided $135.4 million of mezzanine loans subordinate to the Freddie Facility. The interest rate on the mezzanine loans is LIBOR plus 3.00%. The Freddie Mac Mezzanine Lenders have the option to syndicate or sell the debt to other investors at a discount and may revise the interest rate spread or discount or fees to a level necessary to facilitate syndication based on current market as further described above.
     In addition to the property mortgages originated in connection with the Merger, the Successor entity assumed $479.3 million in existing pre-Merger tax-exempt bonds and mortgages.

Covenants
     Our debt instruments are generally secured by real estate and other tangible assets and contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage and tangible net worth ratios and maximum leverage ratios. The covenant limits under certain of our credit facilities become more restrictive beginning in 2009. We were in compliance with all required financial ratios pertaining to our debt instruments as of December 31, 2007. In addition to financial and other negative covenants certain of our debt facilities contain restrictions on our operations, including our ability to make capital expenditures over certain amounts and our ability to make distributions or voluntarily redeem or prepay any of our outstanding Preferred Units. While we will endeavor to maintain compliance with all required financial ratios during 2008 and beyond, we face risks that could impact our ability to do so and some of these risks are beyond our direct control. See “Item 1A. Risk Factors” for further discussion of risks associated with our indebtedness and financing. In the event of non-compliance, we can not provide any assurance as to whether such violations would be waived or the effect non-compliance would have on us.
Unitholder Distribution Requirements
     From January 1, 2007 to September 30, 2007, we paid distributions of $230.8 million related to our Common and Preferred Units. There have been no distributions declared or paid on Common Units or Preferred Units subsequent to the October 5, 2007 Merger date. As of December 31, 2007, we had Preferred Units with a redemption value of approximately $285.9 million. These securities generally provide for a cumulative distribution. The undeclared and unaccrued distribution as of December 31, 2007 aggregated approximately $5.5 million.
     Each holder of a Series O Preferred Unit will have the right to exercise an immediate put right, including payment of any tax protection amount (as defined in our Declaration of Trust) with respect to the Series O Preferred Units being redeemed, if at any time prior to January 1, 2022, (1) our loan to value ratio is higher than 85% and we make a distribution to the holders of Common Units; or (2) we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and after such borrowing our loan to value ratio is higher than 85% and we have made a distribution to our Common Units in contemplation of the incurrence of that indebtedness. During any period of time after we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and as a result of which our loan to value ratio exceeds 85%, until such time as our loan to value ratio no longer exceed 85%, the distribution rate on our Series O Preferred Units shall increase from 6% per annum to 8% per annum.
Planned Investments
     Following is a summary of planned investments as of December 31, 2007, excluding joint ventures. The amounts labeled “Discretionary” represent future investments that we plan to make, although there is not a contractual commitment to do so. The amounts labeled “Committed” represent the approximate amount that we are contractually committed to fund in accordance with contracts with general contractors.

	Planned Investments
	(in thousands)
	Discretionary	Committed
Communities under redevelopment	$103,566	$—
Communities under construction	—	24,975
Communities In Planning and owned	359,897	—
Communities In Planning and Under Control	117,452	—
FHA/ADA settlement capital accrual	—	10,883

Total	$580,915	$35,858

     In addition to the planned investments noted above, we expect to make additional investments relating to planned expenditures on recently acquired communities as well as recurring expenditures to improve and maintain our established operating communities.
     We anticipate completion of most of the communities that are currently under construction and the planned operating community improvements by the end of 2008. No assurances can be given that planned developments will actually occur. In addition, actual costs incurred could be greater or less than our current estimates.

Funding Sources
     We anticipate financing our planned investment and operating needs primarily with cash flow from operating activities, disposition proceeds, draws on interest reserves, joint venture or fund formations and borrowings under our credit facilities and term loans. On March 20, 2008, the revolver portion of our credit facilities had a drawn balance of $445.0 million and we had $163.7 million outstanding under letters of credit, leaving available borrowing capacity on the revolving portion of our Master Credit Facility of $141.3 million. In addition, as of March 20, 2008, we had unfunded term loan commitments of $242.5 million. In addition, we expect the proceeds from dispositions to exceed our investment in new operating community acquisitions in 2008 because net proceeds from dispositions are expected to be utilized to repay debt and fund other cash needs. We therefore believe that the dispositions proceeds related to discontinued operations will have a favorable impact on our liquidity in the foreseeable future.
Litigation and Contingencies
Shareholder Litigation
     On May 30, 2007, two separate purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming Archstone-Smith and each of Archstone-Smith’s trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe, Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names Archstone-Smith, each of Archstone-Smith’s trustees and one of Archstone-Smith’s senior officers as defendants. The second, Steamship Trade Association/International Longshoremen’s Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names Archstone-Smith, each of Archstone-Smith’s trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class-action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al. (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe, Colorado, naming Archstone-Smith and each of Archstone-Smith’s trustees as defendants. All five lawsuits allege, among other things, that Archstone-Smith’s trustees violated their fiduciary duties to Archstone-Smith’s shareholders in approving the Mergers.
     On June 21, 2007, the District Court, County of Arapahoe, Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen’s Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation.
     On August 17, 2007, Archstone-Smith and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of both the Schiff and the consolidated action captioned In re Archstone-Smith Trust Shareholder Litigation. In connection with the settlement, Archstone-Smith agreed to make certain additional disclosures to its shareholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Archstone-Smith’s shareholders and consummation of the Merger. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement, which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the Merger, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by us, up to $1.0 million. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the Merger consideration that the plaintiffs are entitled to receive in the Merger. Archstone-Smith and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that any modifications to the Merger Agreement or any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, to avoid the risk of delaying or adversely affecting the Merger and the related transactions, to minimize the expense of defending the lawsuits, and to provide additional information to Archstone-Smith shareholders at a time and in a manner that would not cause any delay of the Merger, Archstone-Smith and the Archstone-Smith Trustees agreed to the settlement described above. Archstone-Smith and the other defendants further considered it desirable that the actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.
Clinton Green
     The Clinton Green project is a mixed-use apartment, condominium, and retail complex in New York City on 10th Avenue between 51st and 53rd Streets. The Clinton Green Project is owned by Clinton Green Holdings, LLC (“CG Holdings”), a joint venture consisting of our wholly-owned indirect subsidiary (“ASN-CG Member”) and an affiliate of The Dermot Company (“Dermot Member”). The Clinton Green Project also includes a small condominium component that is separately owned by Clinton Green Condo, LLC (“CG Condo”), a joint venture of the ASN-CG Member and the Dermot Member. In addition to other investments in CG Holdings and CG Condo, we provided a letter of credit under our pre-Merger Credit Facility to support tax-exempt bonds issued to finance the CG Project.
     On September 21, 2007, the Dermot Member filed a lawsuit captioned Clinton Green Holdings, LLC and DPIC Clinton Green, LLC v. Archstone-Smith Operating Trust, ASN Clinton Green Member, LLC, and Ameriton Properties Incorporated, Index No. 07/603154, Supreme Court of the State of New York, County of New York. The Dermot Member alleges (a) that the Merger caused a breach of the CG Holdings Operating Agreement because the transfer violated certain covenants in the Pre-Merger Credit Facility and also breached a provision of the CG Holdings Operating Agreement prohibiting a change of control of ASN-CG Member, (b) that the Merger caused a breach of a Put-Call Agreement under which the Dermot Member is entitled to be bought out of CG Holdings by ASN-CG Member through a tax-free contribution to us for an interest that could be converted into Archstone-Smith’s publicly traded stock and (c) that the Merger caused a breach of the CG Condo Operating Agreement as a result of a change in control of Ameriton. The Dermot Member is seeking unspecified damages as well as the ability to have CG Holdings dissolved.
     Prior to the Merger, the ASN-CG Member reached agreement with the Dermot Member and the lenders under the Pre-Merger Credit Facility to waive any breach of covenants for a period of six months. The agreement involved certain immaterial payments and concessions to the Dermot Member. The Dermot Member has also agreed to an extension of the date by which the Archstone defendants must respond to the Complaint until April 30, 2008.
Tax Protection Agreements and Unitholder Claims
     Prior to the Mergers, Archstone and several related parties had entered into tax protection agreements and other contracts with various holders of the A-1 Common Units. Those tax protection and related agreements provided such Unitholders, among other things, with the right to tax protection payments under specified circumstances detailed in such agreements. Archstone has received various tax claim notices and other communications from various former Unitholders asserting that those former Unitholders are owed tax protection payments and alleging a variety of other claims. Other former Unitholders may assert similar or additional claims in the future. The tax protection agreements generally provide that, after a Unitholder sends a tax claim notice to Archstone, Archstone may reject such claims (as it has with respect to tax claim notices sent to date). Following such rejection, unless the parties are able to negotiate an amicable resolution, the parties are generally required to submit to arbitration with respect to claims for tax protection payments. It is expected that arbitrations will be commenced in the future.
     In addition, on November 30, 2007, a purported class action lawsuit related to the Mergers, captioned Steven A. Stender and Infinity Clark Street Operating v. James A. Cardwell, et al. (Case no. 2007cv2503), was filed in the United States District Court for the District of Colorado. The lawsuit names, among others, Archstone, Archstone-Smith, certain of their former trustees and officers, Lehman Brothers Holdings Inc. and Tishman Speyer Development Corporation as defendants. This action was brought by certain former Unitholders, individually and purportedly on behalf of all former holders of A-1 Common Units as of the Mergers, and alleges, among other things: (i) that Archstone and Archstone-Smith entered into enforceable property contribution agreements and partnership agreements with such Unitholders; (ii) that Archstone and Archstone-Smith agreed not to enter into any transactions or dispose of any interest in the property contributed by such Unitholders that would result in such Unitholders realizing a taxable gain, and agreed to provide such Unitholders with the ability to receive dividends and also to liquidate their units by receiving cash or converting them to common shares in the publicly traded Archstone-Smith; (iii) that Archstone and Archstone-Smith failed to perform their duties under the Declaration of Trust, contribution and partnership agreements, and statutory and common law partnership principles in connection with the Mergers; (iv) that such failures discharge such Unitholders’ obligations to defendants (as noted above, the former Unitholders undertook certain obligations to arbitrate with respect to claimed rights to tax protection payments); and (v) that Archstone-Smith and former trustees and officers, aided and abetted by Lehman Brothers and Tishman Speyer, violated their fiduciary duties owed to such Unitholders in connection with the Mergers. The purported class action seeks an unspecified amount of damages. Although Archstone and the Venture believe that the claims that have been asserted are without merit, there can be no assurance that the disposition of such claims will not result in material liability to Archstone.
FHA/ADA
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of our wholly-owned and joint venture communities, of which we or our affiliates still own or have an interest in 18. As part of the settlement, the three disability organizations all recognized that Archstone had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three-year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $10.9 million of the original accrual remaining on December 31, 2007.
Water Intrusion-Florida
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
Water Intrusion — Westbury
     In November, 2007, we began notifying residents of Archstone Westbury that, due to water intrusion and some related mold growth, we had concluded that the appropriate course of action was to perform necessary remediation and reconstruction at the community. Further, we determined it would be necessary to terminate every tenant’s lease, effective March 31, 2008, to ensure the safety of tenants during the potentially year-long construction project. As a consequence, four complaints were filed by tenants at Westbury against entities related to us and various other entities allegedly involved in the design, construction and ownership of the Project. These cases are Andrea Sorrentino, et al. v. ASN Roosevelt Center LLC d/b/a Archstone Westbury, et al., filed on November 28, 2007, in the Supreme Court of the State of New York, County of Nassau, Case No. 07-021135, removed on February 8, 2008 to U.S. Federal District Court for the Eastern District of New York; Richardo Francois v. ASN Roosevelt Center LLC D/B/A Archstone Westbury, filed on December 7, 2007, in the Supreme Court of the State of New York, County of Nassau, Case No. 07-021967; Pasquale Marchese, et al. v. ASN Roosevelt Center LLC, et al., filed on December 7, 2007, but not yet served on us; and John DiGiovanna and Farideh DiGiovanna vs. ASN

Roosevelt Center LLC d/b/a Archstone Westbury, filed on January 7, 2008, in the Supreme Court of the State of New York, County of Nassau, Case No. 08-000347. In addition to the foregoing cases, there are a number of threatened lawsuits. Plaintiffs in the filed cases seek monetary damages and equitable relief alleging, among other things, that water damage and mold has caused the tenants at Westbury personal harm and property damage. Although no assurances can be given with respect to the outcome of these lawsuits, we intend to vigorously defend against the claims alleged in these lawsuits.
Other
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
Business Combinations
     From time to time, we are involved in transactions that are deemed to be business combinations. The purchase price for such allocations is allocated to the various components of the combination based on their respective fair value. The components typically include land, building, debt and other assumed liabilities and intangibles related to in-place leases, above and below market leases, technology, management agreements and non-compete agreements as well as other assets and liabilities. If the acquisition relates to multiple properties or entities, we must also allocate the purchase price among the acquired group. In the allocation of purchase price, management makes significant assumptions as it relates to expected future cash flows or replacement cost from which the fair value is derived. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.
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
     When determining if there is an indication of impairment for assets intended to be held and used, we estimate the asset’s NOI over the anticipated holding period on an undiscounted cash flow basis and compare this amount to its carrying value. Estimating the expected NOI and holding period requires significant management judgment. If it is determined that there is an indication of impairment for assets to be held and used, or if an asset is deemed to be held-for-sale, we then determine the estimated fair value of the asset.
     The apartment industry uses capitalization rates and NOI as the primary components to measure fair value. Specifically, annual NOI for a community is divided by an estimated capitalization rate to determine the fair value of the community. Determining the appropriate capitalization rate requires significant judgment and is typically based on many factors including the prevailing rate for the market or submarket, as well as the quality and location of the properties. Further, capitalization rates can fluctuate up or down due to a variety of factors in the overall economy or within local markets. If the actual capitalization rate for a community is significantly different from our estimated rate, the impairment evaluation for an individual asset could be materially affected.
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
     Consolidation vs. Equity Method of Accounting for Ventures
     From time to time, we make co-investments in real estate ventures with third parties and are required to determine whether to consolidate or use the equity method of accounting for the venture. FASB Interpretation No. 46R, “ Consolidation of Variable Interest Entities,” (as revised) and Emerging Issues Task Force issued EITF No. 04-5, “ Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” are the two primary sources of accounting guidance in this area. Appropriate application of these relatively complex rules requires substantial management judgment, which we believe, makes the choice of the appropriate accounting method for these ventures a “critical accounting estimate.”
Off Balance Sheet Arrangements
     Our real estate investments in entities that do not qualify as variable interest entities, variable interest entities where we are not the primary beneficiary and entities we do not control through majority economic interest are not consolidated and are reported as investments in unconsolidated entities. Our investments in and advances to unconsolidated entities at December 31, 2007 aggregated $297.1 million. Please refer to Note 6 to the financial statements included in this report, Investments in and Advances to Unconsolidated Entities, for additional information.
     As part of the Smith Merger, the Oakwood transaction and other unit-related contributions of property to us, we are required to indemnify certain Unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements. We intend to minimize or eliminate exposure to tax protection payments under the terms of the indemnification agreements by holding and using these properties through the term of the indemnification period or disposing of assets through tax-deferred exchanges. The built in gain subject to tax protection is estimated to be approximately $350 million as of December 31, 2007.
Contractual Commitments
     The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our audited financial statements in this Annual Report regarding contractual commitments as of December 31, 2007 (amounts in millions).

	Amount of Commitment Expiration Per Period
		2009	2011	2013
	2008	and 2010	and 2012	thru 2096	Total
Scheduled debt maturities	$331	$2,310	$6,948	$4,215	$13,804
Revolving credit facilities	—	—	60	—	60
Interest on indebtedness	978	1,768	1,521	268	4,535
Development expenditures	25	—	—	—	25
Performance bonds	67	1	—	1	69
FHA/ADA Settlement(1)	11	—	—	—	11
Lease commitments and other(2)	227	17	11	184	439

Total	$1,639	$4,096	$8,540	$4,668	$18,943

(1)	Represents the estimated capital spending associated with the FHA and ADA settlement assuming the remainder will be spent evenly over the next year. Certain communities impacted by the settlement may be sold, which could impact the ultimate timing and amounts spent.

(2)	Includes letters of credit and lease commitments relating principally to ground lease payments as of December 31, 2007.
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in FSP FAS 157-2 will be effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 157 will primarily impact the valuation of our financial instruments, and is not expected to materially impact our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 141R, “ Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently assessing what impact the adoption of SFAS 141R and 160 will have on our financial position and results of operations.
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

Interest Rate Hedging Activities
     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. Prior to the Merger, these derivatives were designated as either cash flow or fair value hedges. Subsequent to the Merger we have entered into interest rate swaps and caps to fix the rates associated with various debt instruments. These derivatives were not designated as hedges for accounting purposes and the resulting gains and losses are recorded as other non-operating income or expense. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material realized loss from the use of these hedging instruments. In 2007, we recorded an unrealized loss of $131.0 million on interest rate swaps established in connection with the Merger that were not designated as hedges for accounting purposes. This loss is included in other non-operating income (loss) in our Consolidated Statement of Operations.
     During the period January 1, 2007 through October 4, 2007 and years ended December 31, 2006 and 2005 the Predecessor recorded an increase/(decrease) to interest expense of $168,000, $372,000 and $(174,000), respectively, for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs.
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
     The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2007 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated
	Amount	Date Range	Fair Value
Cash flow hedges:
Interest rate caps	$3,033,498	2008 - 2011	$3,326
Interest rate swaps	4,001,155	2010 - 2017	(155,262)

Total cash flow hedges	$7,034,653	2008 - 2017	$(151,936)

Fair value hedges:
Total rate of return swaps	49,600	2011	166

Total hedges	$7,084,253		$(151,770)

Foreign Currency Hedging Activities
     We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. There are no forward contracts outstanding at December 31, 2007.
Energy Contract Hedging Activities
     We are exposed to price risk associated with the volatility of natural gas, fuel oil and electricity rates. During 2007 and 2006, we entered into contracts with several of our suppliers to fix our payments on set quantities of natural gas, fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. As of December 31, 2007, none of the contracts met the definition of a derivative as they are considered normal purchases and sales.

Equity Securities Hedging Activities
     We were exposed to price risk associated with changes in the fair value of certain equity securities. During 2006, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $6.6 million and an aggregate fair value of the forward sale agreements of approximately ($0.3) million, to protect against a reduction in the fair value of these securities. We designated this forward sale as a fair value hedge. There were no forward sale agreements outstanding as of December 31, 2007.
Interest Rate Sensitive Liabilities
     The table below provides information about our liabilities that are sensitive to changes in interest rates as of December 31, 2007. As the table incorporates only those exposures that existed as of December 31, 2007, it does not consider those exposures or positions that could arise after that date.
     Moreover, because there were no firm commitments to actually sell these instruments at fair value as of December 31, 2007, the information presented herein is an estimate and has limited predictive value. As a result, our ultimate realized gain or loss, if any, will depend on the exposures that arise during future periods, hedging strategies, prevailing interest rates and other market factors existing at the time. The debt classification and interest rates shown below give effect to other fees or expenses, where applicable (in thousands):

							Total	Estimated
	2008	2009	2010	2011	2012	Thereafter	Balance	Fair Value(1)

Interest rate sensitive liabilities:

Revolving credit facilities	$—	$—	$—	$60,000	$—	$—	$60,000	$58,292

Average nominal interest rate(2)	—	—	—	8.1%	—	—	8.1%
Term Loans:

Fixed rate	$—	$—	$—	$230	$—	$—	$230	230

Average nominal interest rate(2)	—	—	—	4.0%	—	—	4.0%
Variable rate	$327,592	$350,000	$300,000	$600,000	$3,014,000	$—	$4,591,592	$4,460,880

Average nominal interest rate(2)	8.3%	8.3%	8.3%	8.3%	8.5%	—	8.4%
Property Mortgages payable:

Fixed rate debt	$—	$—	$—	$—	$2,302,961	$3,482,335	$5,785,296	$5,785,840

Average nominal interest rate(2)	—	—	—	—	6.2%	6.1%	6.2%
Variable rate debt	$3,608	$1,520,558	$139,672	$4,577	$1,026,118	$732,819	$3,427,352	$3,427,352

Average nominal interest rate(2)	3.5%	6.8%	8.1%	3.5%	6.3%	5.9%	6.5%

(1)	The estimated fair value for each of the liabilities listed was calculated by discounting the actual principal payment stream at prevailing interest rates (obtained from third party financial institutions) currently available on debt instruments with similar terms and features.

(2)	Reflects the weighted average nominal interest rate on the liabilities outstanding during each period, giving effect to principal payments and final maturities during each period, if any. The nominal rates for variable rate mortgages payable have been held constant during each period presented based on the actual variable rates as of December 31, 2007. The weighted average effective interest rate on the revolving credit facilities, term loans and property mortgages payable was 28.3%, 8.4% and 6.8%, respectively, as of December 31, 2007. The effective interest rate on the revolving credit facility is high due primarily to the fees on the unfunded commitment. The higher the average outstanding drawn balance, the lower the effective interest. The amount drawn as of December 31, 2007 was $60 million.

     The lenders under our Master Credit Facility and our mezzanine loans provided by the Fannie Mae Mezzanine Lenders and the Freddie Mac Mezzanine Lenders have the option to syndicate or sell the outstanding principal amount under such agreements to other investors at a discount and may revise the interest rate spread or discount or increase fees to a level necessary to facilitate syndication based on current market conditions at the syndication date. As of December 31, 2007, $5.6 billion in outstanding principal indebtedness under these loans was subject to syndication and the increased borrowing costs described above. The cost associated with any incremental interest or additional fees, as well as any original issue discount realized, is required to be born by the Company. These same lenders have committed to lend us up to $148.8 million to fund such costs. As of March 20, 2008, we had approximately $73.0 million set aside in restricted cash to fund syndication discounts. As of March 20, 2008, $43.0 million of principal had been syndicated at a discount of 3%.
Item 8. Financial Statements and Supplementary Data
     Our Balance Sheets as of December 31, 2007 and 2006, and our Statements of Operations, Unitholders’ Equity, other Common Unitholders’ Interest and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2007, Schedule III — Real Estate and Accumulated Depreciation and Schedule IV – Mortgage Loans on Real Estate, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this Annual Report and are incorporated herein by reference. Unaudited selected quarterly financial data is presented in Note 13 of our audited financial statements in this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d — 15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were, to the best of their knowledge, effective as of December 31, 2007, to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d – 15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria.
     There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Archstone have been detected.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ R. Scot Sellers
R. Scot Sellers
Chief Executive Officer (principal executive officer)

/s/ Charles E. Mueller, Jr.
Charles E. Mueller, Jr.
Chief Financial Officer (principal financial officer); Chief Operating Officer effective January 1, 2008
Item 9B. Other Information
     None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Trustees and Executive Officers
     Set forth below are the Trustees of Series I Trust, which is our sole Trustee, as of December 31, 2007. As of the date hereof Mr. David Augarten is the sole Trustee of Series I Trust. Mr. Augarten shall remain in office until the first annual meeting of the shareholders of the Series I Trust and until pursuant to the Declaration of Trust, as amended, of Series I Trust, his successor is duly elected and qualifies.

			Trustee
Trustee	Age	Business Experience	Since

David Augarten	52	Mr. Augarten has served as a trustee of Series I Trust since October 2007 and serves as the sole member of the Series I Trust Audit Committee. Mr. Augarten also directs Tishman Speyer’s global portfolio management and investor relations activities. Mr. Augarten is a member of the Management, Investment, and Compensation committees of Tishman Speyer. In 1984, Mr. Augarten joined Tishman Speyer as the director of taxes. While at Tishman Speyer, he has also worked in the acquisitions and development areas prior to serving as treasurer from 1993 to 1996 and chief financial officer from 1996 to 2000.	2007

Jerry I. Speyer	67	Jerry I. Speyer served as a trustee of Series I Trust from October 2007 until March of 2008. Mr. Speyer is one of the two founding partners of Tishman Speyer and served as president and CEO since its formation in 1978, prior to assuming the role of CEO and Chairman in September 2007. Mr. Speyer also serves as chairman of the Board of Directors of the Federal Reserve Bank of New York; chairman of the Museum of Modern Art; vice chairman of New York Presbyterian Hospital; chairman emeritus of Columbia University; chairman emeritus of the Real Estate Board of New York; and chair emeritus of the Venture for New York City. Mr. Speyer also serves on the Boards of Siemens AG, Yankee Global Enterprises and Carnegie Hall.

Robert J. Speyer	38	Robert J. Speyer served as a trustee of Series I Trust from October 2007 until March of 2008. Mr. Speyer was named president of Tishman Speyer in September 2007. Since he joined Tishman Speyer in 1996, he has worked in senior positions in each of its major spheres of activity, including acquisitions, development and leasing. He is a member of the Board of Visitors of Columbia College (emeritus), the Board of Trustees of the New York City Police Foundation, and the Executive Committee of the Board of Governors of the Real Estate Board of New York.
Executive Officers:

Executive
Officer	Age	Business Experience

R. Scot Sellers, Chief Executive Officer	51	Chairman and Chief Executive Officer of Archstone from June 1997 to July 1998 and since December 1998, with overall responsibility for Archstone’s strategic direction, investments and operations; Co-Chairman and Chief Investment Officer of Archstone from July 1998 to December 1998; other executive management positions within Archstone and its predecessors and affiliates since 1993; Member, Executive Committee of the Board of Governors and, during 2006, Chairman, National Association of Real Estate Investment Trusts; Member, Executive Committee of the Board of Directors of the National Multi Housing Council; Director, Christian International Scholarship Foundation; Director of CEO Forum; and Director, Alliance for Choice in Education.

J. Lindsay Freeman, Chief Operating Officer	62	Chief Operating Officer of Archstone since September 2002, with responsibility for managing all investment and operating activities for Archstone; President – East Division of Archstone, from October 2001 to September 2002, with responsibility for all investments and operations of the East Division; other executive management positions with Archstone and its predecessors and affiliates since May 1994. Mr. Freeman retired on December 31, 2007.

Charles E. Mueller, Jr., Chief Financial Officer	44	Chief Financial Officer of Archstone since December 1998, with responsibility for the planning and execution of Archstone’s financial strategy, balance sheet management and corporate operations, and oversight of the company’s accounting/financial reporting, corporate finance, investor relations, corporate and property tax, due diligence, risk management, human resources, national marketing and ancillary services functions; various other management positions with Archstone and its predecessors and affiliates since April 1994; Member, Executive Committee of the Board of Directors of the National Multi Housing Council Executive Committee; Director, Colorado UpLIFT; Director, Denver K-Life. Mr. Mueller assumed the position of Chief Operating Officer of Archstone as of January 1, 2008.

Alfred G. Neely, Chief Development Officer	62	President, Charles E. Smith Residential Division of Archstone, since February 2005; Chief Development Officer of Archstone since April 2003, with responsibility for the oversight and direction of all Archstone residential development projects; Executive Vice President of Archstone, and, prior to November 2001, Charles E. Smith Residential Realty, Inc. (a predecessor of Archstone-Smith) from April 1989 to April 2003 with responsibility for oversight and direction of High-Rise and garden residential development projects.

Caroline Brower, General Counsel and Secretary	59	General Counsel and Secretary of Archstone since September 1999, with responsibility for legal and corporate governance; from September 1998 to September 1999, President of Ameriton; prior thereto, Ms. Brower was a partner of Mayer, Brown & Platt (now Mayer, Brown, Rowe & Maw, LLP) where she practiced transaction and real estate law. Ms. Brower retired on December 31, 2007.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our Trustees, executive officers and prior to the Merger, beneficial owners of more than ten percent of the outstanding A-1 Common Units and, following the Merger, beneficial owners of more than ten percent of the outstanding Series O Preferred Units, to file reports of ownership and changes in ownership of the Common Units or Series O Preferred Units, as applicable, with the SEC and to send copies of those reports to us. Based solely on a review of those reports and amendments thereto furnished to us and on representations made to us by our trustee and executive officers, we believe that no such person failed to file any such report or report any transaction on a timely basis during 2007, except that, after the consummation of the Merger, each of Messrs. Sellers, Mueller, Freeman, and Neely and Ms. Brower, as the executive officers of the Company, and Series I Trust as our sole trustee, failed to timely file an initial statement of beneficial ownership of securities on Form 3. These forms have now been filed.
Code of Ethics
     Archstone-Smith adopted a Code of Business Conduct and Ethics which remains applicable to our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. To the extent we are subject to the requirements of Item 406 of Regulation S-K, a copy of our Code of Business Conduct and Ethics is posted on our website, www.archstonesmith.com. Any amendments to or waivers of our Code of Business Conduct and Ethics that apply to the principal executive officer, principal financial officer and principal accounting officer or controller and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.
Nomination Procedures
     Series I Trust, as the holder of 100% of our A–2 Common Units, has the sole authority to elect our trustee.
Audit Committee
     The Board of Trustees of Series I Trust has an Audit Committee, which as of December 31, 2007 is comprised of its sole member, David Augarten. Mr. Augarten is not an “audit committee financial expert.” Because, Series I Trust is not a listed company, the Common Units are privately held by affiliates of Series I Trust, and, as of January 1, 2008, our reporting obligations were automatically suspended, the Board determined that it was not necessary for the Audit Committee to include an “audit committee financial expert”.

Item 11. Executive Compensation
Compensation of Trustees
Trustees Fees
     Prior to the consummation of the Archstone-Smith Merger on October 5, 2007, our Trustee was Archstone-Smith, which received no compensation for acting as our Trustee. The Outside Trustees received an annual retainer of $25,000, prorated for service of less than one year, plus meeting fees as follows: Outside Trustees received $1,500 for each Archstone-Smith Board meeting attended and $1,000 for each committee meeting attended. In addition, each Outside Trustee was awarded 2,000 RSUs on May16, 2007. The Chairman of any committee of the Archstone-Smith Board also received $7,500 per year per committee chaired. The Lead Independent Trustee of Archstone-Smith was paid an annual fee of $7,500. Retainers and meeting fees were paid quarterly. The Archstone-Smith Trustees were reimbursed for commercial airfare (or, if private air transportation is used, the cost such Trustee would have incurred for a commercial flight) and other travel expenses incurred in connection with attendance at Board meetings. In connection with the Archstone-Smith Merger, each outstanding share option held by the Trustees became fully vested and exercisable and was exchanged for a cash payment equal to the product of the number of shares subject to the option and the excess, if any, of $60.75 cash consideration per share, referred to as the “common share merger consideration,” over the exercise price of the option. Further, each RSU, DEU and phantom common share held by the Trustees became fully vested and was exchanged for the common share merger consideration.
     On October 5, 2007, our Trustee, Archstone-Smith, merged with and into Series I Trust. Series I Trust does not receive any compensation for acting as our Trustee. The Trustee of Series I Trust, Mr. David Augarten, does not receive any compensation for his service as a Trustee.
Outside Trustees Plan
     The purpose of the Outside Trustees Plan was to enable the Outside Trustees to increase their ownership in Archstone-Smith and thereby increase the alignment of their interests with those of the other shareholders. The Outside Trustees Plan provided for grants of RSUs, which converted into Common Shares on a one-to-one basis when they vested, provided the Outside Trustee had not opted to defer settlement of such units. RSUs awarded prior to 2006 were entitled to accrue DEUs, which in turn accrued further DEUs. RSUs granted in 2006 and later no longer were entitled to earn DEUs but instead received a quarterly cash payment equal in amount to the dividend paid on the Common Shares. Such payments were payable on RSUs granted in 2006 or later which were held as of each dividend record date for the Common Shares. Additionally, the Outside Trustees continued to earn DEUs on any outstanding option grants which were made between 1999 and 2001, and DEUs continued to be credited on these DEUs. Our Secretary administered the Outside Trustees Plan.
     On the date of each annual meeting of the Archstone-Smith shareholders, each Outside Trustee was granted 2,000 RSUs. A Trustee elected other than at an annual meeting was granted a pro rata award for the period of time between the date of election and the anticipated date of the next annual meeting. The RSUs vested at the rate of 25% per year for grants made prior to July 2002 and at 33.33% per year for grants made after June 2002, with vesting beginning on the first anniversary date of the grant.
     DEUs were earned on options granted between 1999 and 2001, RSUs and DEUs, and were determined as soon as practicable after each January 1. For options, the number of new DEUs earned was determined by multiplying the average of the number of options held as of each dividend record date in the prior year by the difference between the average annual dividend yield on Common Shares for the prior year and the average annual dividend yield for the Standard & Poor’s 500 Stock Index for the prior year. For RSUs, the number of new DEUs earned was determined by multiplying the average of the number of RSUs held as of each dividend record date in the prior year by the average annual dividend yield on Common Shares for the prior year. The number of DEUs earned on previously earned DEUs was determined by multiplying the number of DEUs held as of December 31 of the prior year by the annual dividend yield on Common Shares for the prior year. The DEUs associated with any given award vested in accordance with the vesting schedule applicable to that award.
     Settlement of DEUs earned by Outside Trustees could be triggered by exercise of the associated options, settlement of the associated RSUs, or cessation of service as a Trustee. Upon settlement, DEUs converted to

Common Shares on a one-to-one basis. The settlement of RSU awards and DEU awards under the Outside Trustees Plan could be deferred pursuant to the Deferred Compensation Plan, which is described below. The Outside Trustees Plan was terminated as of the effective date of the Merger. As discussed above under “Trustees Fees,” all outstanding share options, RSUs, and DEUs awarded pursuant to the Outside Trustees Plan became fully vested in connection with the Merger and were exchanged for cash pursuant to the merger agreement, as set forth in the “Trustee Compensation Summary” below.
Deferred Compensation Plan
     Under the Deferred Compensation Plan, described in more detail later in this section, Outside Trustees could elect to defer payment of their eligible cash fees and settlement of their RSUs and DEUs. Prior to 2006, an Outside Trustee could elect to defer eligible cash fees into phantom Common Shares. If fees were deferred into phantom Common Shares they were entitled to earn additional phantom Common Shares following each dividend payable date for Common Shares. Such additional phantom Common Shares were determined by multiplying the number of phantom Common Shares held as of the dividend record date by the amount of the dividend paid on a Common Share, and dividing by the fair market value of a share on the dividend payable date. Beginning in 2006, Outside Trustees could no longer defer fees earned in 2006 or later in the form of phantom Common Shares, but could defer such fees into another investment under the Deferred Compensation Plan, including our stock. Any phantom Common Shares remaining on account continued to earn additional phantom Common Shares, as described above, until they were settled. Phantom Common Shares were settled based upon the date elected by the Outside Trustee in accordance with the Deferred Compensation Plan. Upon settlement, phantom Common Shares converted to Common Shares on a one-to-one basis. Shares available under the Outside Trustees Plan were used to satisfy this obligation. The Deferred Compensation Plan was terminated in connection with the Merger, and all outstanding RSUs, DEUs and phantom Common Shares deferred pursuant to the Deferred Compensation Plan were exchanged for cash pursuant to the merger agreement, as set forth in the “Trustee Compensation Summary” below.
Trustee Compensation Summary
     Total compensation received by the Archstone-Smith Outside Trustees for the period January 1, 2007 through consummation of the Merger on October 5, 2007 is set forth below:

				All Other
	Fees Earned or	Stock Awards	Option	Compensation
Trustee(1)	Paid in Cash	($)(2)	Awards ($)	($)(3)	Total ($)

Mr. Cardwell(4)	$30,840	$41,840	$—	$—	$72,680
Mr. Demeritt	$71,090	$32,660	$—	$201,386	$305,136
Mr. Gerardi	$63,590	$56,576	$—	$255,472	$375,638
Ms. Gillis	$75,317	$56,576	$—	$685,660	$817,553
Mr. Holmes	$70,067	$56,576	$—	$794,796	$921,439
Mr. Kogod(5)	$—	$—	$—	$—	$—
Mr. Polk	$79,590	$56,576	$—	$892,110	$1,028,276
Mr. Richman(4)	$34,590	$41,840	$—	$1,478,482	$1,554,912
Mr. Schweitzer	$89,549	$56,576	$—	$1,132,608	$1,278,733
Mr. Smith(6)	$—	$—	$189,900	$2,382,658	$2,572,558

(1)	Mr. Sellers did not receive additional compensation for his service as a Trustee. For information on Mr. Sellers’ compensation, see the “Summary Compensation Table” below.

(2)	Each Outside Trustee was awarded 2,000 RSUs on May 16, 2007, the date of the Archstone-Smith annual shareholder meeting. The value shown above reflects the amount expensed during fiscal year 2007 for grants made to Outside Trustees in 2007 and prior years. The grant date fair value of the May 16, 2007 grant of 2,000 RSUs to each Outside Trustee, computed in accordance with FAS 123R, was $106,100 for each RSU award. All outstanding RSUs were redeemed at $60.75 per RSU in connection with the Merger, and the value of the redemptions is included in the column for “All Other Compensation”.

(3)	Includes a payment of $12,000 to Messrs. Schweitzer and Polk for their service on the Board of Directors of Ameriton. Includes amounts paid in connection with the Merger upon redemption of outstanding RSUs, DEUs, options and phantom shares as follows: Mr. Demeritt $201,386; Mr. Gerardi $255,472; Ms. Gillis $685,660; Mr. Holmes $794,796; Mr. Polk $880,110; Mr. Richman $1,478,482; Mr. Schweitzer $1,120,608;

and Mr. Smith $2,382,658. Such phantom shares were earned on existing phantom shares on each dividend payable date in 2007, and originally stemmed from the deferral of trustee fees. Because each of these phantom shares was redeemed at $60.75 per phantom share in connection with the Merger, the amounts under this column include the actual amounts paid to the Outside Trustees in connection with the Merger rather than the expensed amounts.

(4)	Retired on May 16, 2007.

(5)	Mr. Kogod was an employee of ours prior to October 5, 2007. Pursuant to the Shareholders’ Agreement (see “Certain Relationships and Transactions — Shareholders’ Agreement”), Mr. Kogod received a salary of $80,769 for his services in 2007.

(6)	Mr. Smith was an employee of Archstone-Smith prior to October 5, 2007. Pursuant to the Shareholders’ Agreement (see “Certain Relationships and Transactions — Shareholders’ Agreement”), Mr. Smith received a salary of $250,068 for his services in 2007. In addition, pursuant to the terms of the Shareholders’ Agreement, Mr. Smith was awarded 100,000 options on February 23, 2007. All of Mr. Smith’s outstanding options vested and were redeemed in connection with the Merger, which cash payment is included under “All Other Compensation.” The value shown above under “Option Awards” reflects the amount expensed during fiscal year 2007 for options. The grant date fair value of each of the 2007 option awards, calculated under the Black-Scholes-Merton model, included in the “Options Awards” column is set forth below:

Grant Date	Options Granted	Fair Value
February 23, 2007	100,000	$759,600
Compensation Discussion and Analysis
Introduction
     As discussed earlier in this report, we and Archstone-Smith completed the Mergers on October 4 and 5, 2007. The following discussion is set forth in three sections. The first section will provide information relating to the historical practices of Archstone-Smith prior to October 5, 2007. The second section will outline what compensation arrangements were made in connection with the Merger. Finally, the third section will discuss compensation arrangements in effect after October 5, 2007.
     When we refer in this discussion to the “Compensation Committee”, we are referring to the Management Development and Executive Compensation Committee of the Archstone-Smith Board in office prior to completion of the Mergers. After October 5, 2007, “Series I Trust Compensation Committee” refers to the Compensation Committe of Series I Trust. The following table lists the members of the Compensation Committee before the 2007 annual meeting, after the 2007 annual meeting and after the Merger:

Before May 16, 2007 Annual Meeting	After May 16, 2007 Annual Meeting	After October 5, 2007 Merger, members of Series I Trust Compensation Committee

John C. Schweitzer, Chairman	John C. Schweitzer, Chairman	David Augarten

James H. Polk, III	Stephen R. Demeritt

John M. Richman	Ned S. Holmes

James H. Polk, III

Compensation Discussion and Analysis Prior to October 5, 2007 Merger
Compensation Policy Objectives and Process
Philosophy
     Prior to the Merger, the Compensation Committee was committed to a compensation philosophy that placed significant emphasis on rewarding our Named Executive Officers on the basis of our success in attaining corporate objectives and/or those officers’ success in attaining individual financial and qualitative performance objectives that advance the overall success of the company. The committee’s compensation philosophy was intended to encourage the Named Executive Officers to aggressively pursue company goals in order to generate better long term returns for Archstone-Smith’s shareholders relative to our peer group of multifamily real estate investment trusts and to reward, and therefore encourage, decisions that caused the company to achieve better overall levels of shareholder returns relative to our peer group. Individual performance goals were different for each of our executive officers, based on their varying job responsibilities. Some of the goals involved standard business objectives that were in place year over year, while others were non-routine-items specific to the company’s business plan for that year. The goals were determined at the beginning of each calendar year by the executive and the Compensation Committee.
     The pre-Merger Archstone-Smith compensation program was designed to:
•	attract, reward and retain highly qualified employees.

•	align shareholder and employee interests.

•	reward long term career contributions to Archstone-Smith.

•	emphasize the variable portion of total compensation (cash and equity) as an individual’s level of responsibility increases.

•	provide fully competitive compensation opportunities consistent with performance.

•	encourage teamwork.
     The Compensation Committee last conducted a review of its compensation objectives and the levels of compensation for Messrs. Sellers, Freeman and Mueller and Ms. Brower in October 2005, and based on that review, established base salary levels and performance metrics and levels of achievement for incentive awards for Messrs. Sellers, Freeman and Ms. Brower for 2006 through 2008 and Mr. Mueller for 2006, with Mr. Mueller’s 2007 and 2008 levels established in mid-2006. While the performance metrics and levels of achievement for incentive awards were established by the Compensation Committee at such time, the actual grants of RSUs and cash bonus awards based on such metrics were not made by the Compensation Committee until the beginning of each year based on such employee’s and Archstone-Smith’s performance for the prior year. The Compensation Committee chose a three year period in order to focus senior management on building long term value rather than achieving short term results, such as quarterly results, and secondarily, to minimize the frequency with which the Compensation Committee would need to conduct a thorough evaluation and benchmarking analysis. The Compensation Committee believed that three years was a reasonably long period of time to allow measurement of progress without focusing on short term metrics. The Compensation Committee retained FPL Associates to assist it in the review of this three year compensation program. Although Mr. Sellers participated in a majority of the meetings of the Compensation Committee and provided the committee with his thoughts on compensation matters, the final design for the three year compensation program and annual compensation decisions were made solely by the Compensation Committee.
Benchmarking
     As part of its review of the compensation package for Messrs. Sellers, Freeman and Mueller and Ms. Brower, the Compensation Committee examined salaries and incentive compensation paid to equivalent officers at two peer groups. The first peer group consisted of the following eight largest publicly-traded multifamily real estate investment trusts, based on total market capitalization as of June 30, 2005: Apartment Investment and Management Company, Avalon Bay Communities, Inc., BRE Properties, Inc., Camden Property Trust, Equity Residential, Essex Property Trust, Inc., Home Properties, Inc. and United Dominion Realty Trust, Inc. The second peer group consisted of ten real estate companies with total market capitalization as of June 30, 2005 similar to us, and included real estate investment companies that invested in both multifamily and non-multifamily assets. The size-based peer group companies were: Apartment Investment and Management Company, Boston Properties, Inc., Developers Diversified Realty Corporation, Equity Residential, Hilton Hotels Corporation, Marriott International, Inc., Kimco Realty Corporation, The Mills Corporation, ProLogis, and Public Storage, Inc. Since most of the companies in the asset-based peer group had a significantly smaller total capitalization than we had prior to the Merger, the Compensation Committee placed a larger emphasis on the compensation paid to equivalent officers at companies in the size-based peer group, where we were in the 66th percentile.
     The combination of base salary and annual cash bonus, and the combination of base salary, annual target level cash bonus and annual target level incentive stock award, were each designed to deliver a base level of total annual cash compensation slightly higher than the median for companies in the size-based peer group, consistent with our size being slightly larger than the median. To the extent that we outperformed the NAREIT Apartment Index, the cash bonus and incentive stock award portions of compensation for certain of the Named Executive Officers increased as described in more detail below and could result in overall compensation being higher than the median for the size-based peer group. If we underperformed the NAREIT Apartment Index, then the annual incentive stock award would be at less than the target amount. The Compensation Committee believed that this approach to compensation fostered achievement by the executives of the company’s objectives.
     Based upon this benchmarking analysis, Mr. Sellers’ base salary and incentive awards at each level of achievement are considerably higher than the amounts for the other Named Executive Officers. As with all other Named Executive Officers included in the benchmarking analysis, the base salary and annual cash bonus amounts set by the Compensation Committee for Mr. Sellers were designed to deliver a base level of total annual compensation slightly higher than the median for companies in the size-based peer group. The Compensation Committee determined that Mr. Sellers’ total compensation was appropriate in light of his central role within the company, including his overall responsibility for developing the company’s strategy, implementation of that strategy and the ultimate performance of the company under his leadership.
Compensation Committee Discretion
     Awards earned under the program could be further adjusted up or down at the discretion of the Compensation Committee based on the quality of the results, extraordinary circumstances, and other subjective factors that the Compensation Committee deemed relevant.
     As discussed below, Mr. Sellers’ cash bonus could be reduced by the Compensation Committee if it determined that he had not fully met his performance goals. A portion of the performance units that Mr. Sellers could earn under the special long term incentive program discussed below were discretionary. Because a portion of the cash bonus for Messrs. Freeman and Mueller and Ms. Brower, and a portion of the annual stock award for Messrs. Sellers, Freeman and Mueller and Ms. Brower were based on achievement of individually-established goals, the Compensation Committee also exercised some discretion in determining the extent to which the specific goals for an officer had been attained or exceeded and, consequently, the determination of the portion of the cash bonus and annual stock award to be made.
Mr. Neely’s Compensation
     Mr. Neely is principally responsible for overseeing the company’s nationwide development activities. His compensation was based upon the extent to which we have the opportunity to evaluate appropriate development opportunities available in our markets, we obtain approvals on those land parcels the company was working to entitle, and we were successful in building high quality properties on time and on budget given variations in the market. Consequently, his compensation program was designed to foster and reward achievement in these areas, although the same objectives regarding compensation and the compensation policies described above are applied by management and the Compensation Committee to Mr. Neely’s compensation.
     Mr. Neely’s base salary and his target cash bonus and target annual RSU award were established annually. No benchmarking was performed with respect to Mr. Neely’s compensation during the past five years. The Compensation Committee believed that an annual evaluation was appropriate because the development goals for the company, and all of the employees reporting to Mr. Neely on those projects, were determined and reviewed on an annual basis. Each year Messrs. Sellers and Freeman reviewed Mr. Neely’s performance of the goals and objectives established for him for the year by Messrs. Sellers and Freeman with respect to the company’s development activities, as well as with respect to personnel development within these areas of the company. Also taken into consideration were events and circumstances that arose during the year, but which had not been anticipated in determining the goals and objectives for the year. Based on this evaluation, Messrs. Sellers and Freeman made a recommendation to the Compensation Committee with respect to the base salary to be paid Mr. Neely for the following year and the target bonus and target RSU award for the following year, as well as the actual cash bonus and RSU award to be made for the previous year. The actual cash bonus and RSU award granted to Mr. Neely are included in the Summary Compensation Table or the notes to the Summary Compensation Table, as appropriate.
Elements of Compensation
     Prior to the Merger, the key elements of our executive compensation program consisted of base salary, annual cash and stock incentives and long term incentives. Other forms of potential compensation existing prior to the Merger, including potential change in control/post-employment payments, are discussed in the compensation tables.
Base Salary
     Pre-Merger base salaries were based on an overall assessment of the executive’s responsibilities and contribution to our success. Base salaries were set at a level which, together with the target level annual cash bonus, was sufficient to provide the officer with a competitive level of basic income. As discussed above, the base salary and annual cash bonus were designed to deliver a base level of total annual compensation slightly higher than the median for companies in the size-based peer group. The base salaries established by the Compensation Committee through 2008 were set in 2005 and were based on a number of factors, including: (i) Archstone-Smith’s overall performance and the executive’s responsibilities and contribution to the company’s success, (ii) a comparison of base salaries and cash bonuses of executives who perform similar functions at REITs in the size-based peer group, and (iii) a determination that a base salary and cash bonus at a level slightly higher than the median for the size-based peer group was appropriate for each such executive given our slightly larger size compared to the peer group or a determination that a different level was appropriate based on other factors unique to Archstone-Smith.
Cash Bonus
     Prior to the Merger, our Named Executive Officers were eligible for an annual cash bonus based on their individual and/or our performance. The combination of base salary and cash bonus was paid to provide rewards to these officers for achievement of specific personal and corporate goals during the relevant period of measurement and were not tied to future retention of a given officer, beyond a given calendar year. The description of the factors considered in connection with a determination of base salary also applied to the determination of the cash bonus level.
Long Term Incentive Awards
     Prior to the Merger, our Named Executive Officers were eligible for an annual stock award under Archstone-Smith’s LTIP. These types of awards provide the Named Executive Officers with incentives for achievement by linking these officers to shareholders’ goals through stock ownership and encouraging officer retention through the three year vesting. The incentive stock awards included options coupled with an annual award of DEUs, options without a DEU component, RSUs with a DEU component, and RSUs with a quarterly cash payment instead of a DEU component. From January 1, 2002 through October 5, 2007, Messrs. Sellers, Freeman and Mueller and, from January 1, 2005 through October 5, 2007, Ms. Brower, were also eligible for special long term incentive awards in the form of performance units, which, if earned, were convertible on a one-for-one basis in Archstone-Smith common shares.
Historical Criteria for Awards
     A significant portion of the total compensation for Messrs. Sellers, Freeman and Mueller and Ms. Brower through October 5, 2007 was based on annual and long term performance-based incentive compensation and less on salary and employee benefits, creating the potential for greater variability in the individual’s compensation level from year to year. The mix, level and structure of performance-based incentive elements reflected market industry practices as well as the executive’s role and relative impact on business results consistent with our variable pay-for-performance philosophy. The base salary and target annual cash bonus levels for each named executive officer were set at levels consistent with their executive counterparts at companies within our peer group. The target cash bonus levels were intended to encourage the retention of key executives by providing competitive compensation in immediately available funds, with higher cash bonus levels available to reward superior performance.

Base Salary
     As noted above, base salaries through 2008 for Messrs. Sellers, Freeman and Mueller and Ms. Brower were established as part of a three year program described above, with an adjustment to Mr. Mueller’s base salary made in mid-2006. Also as noted above, Mr. Neely’s base salary is adjusted annually in line with adjustments for our other senior officers.
Annual and Long Term Incentives
     Incentive levels for the annual cash bonuses for Messrs. Freeman, Mueller and Ms. Brower for 2006 and for the annual stock awards for Messrs. Sellers, Freeman and Mueller and Ms. Brower for 2006, were established as part of the three year program described above. The determination of the 2006 annual cash bonus for Mr. Sellers, and Mr. Neely’s 2006 annual cash bonus and annual incentive stock awards, are discussed below.
Cash Bonus and RSU Grants for 2006
     The actual annual cash bonus paid to Messrs. Freeman and Mueller and Ms. Brower for 2006, and the annual RSU awards granted to Messrs. Sellers, Freeman and Mueller and Ms. Brower for 2006, were each based on four criteria: (1) achievement of specific corporate goals articulated in writing at the beginning of each year, (2) Archstone-Smith’s compounded annualized total shareholder return (“TSR”) for the three preceding calendar years, compared to the TSR for companies in the NAREIT Apartment Index for the same period, (3) Archstone-Smith’s funds from operation (“FFO”) growth for the calendar year, compared to the weighted average FFO growth for the companies included in the NAREIT Apartment Index for the same period, and (4) Archstone-Smith’s absolute FFO growth for the year compared to the long term growth targets established by the Compensation Committee and the Board. The Compensation Committee selected the NAREIT Apartment Index as the appropriate peer group index because all of the multifamily real estate investment trusts used by the Compensation Committee for benchmarking were included in this index, it measures performance of real estate investment trusts that invest in multifamily residential apartment projects, and it is weighted based on size of the companies included.
     The Compensation Committee believed that total shareholder return was the most important factor in determining incentive compensation for officers with overall corporate responsibilities since it most effectively aligned the interests of these officers with the interests of the Archstone-Smith shareholders. TSR was determined by comparing our daily TSR on the last trading day of December of the second prior calendar year to our daily TSR on the last trading day of December of the current compensation calendar year (e.g., to determine TSR for 2006, the comparison was December 31, 2003 to December 29, 2006). The Compensation Committee looked at a three year average in order to reduce the impact of one-time events. To the extent that these officers provided a better overall return for our shareholders, compared to the shareholder return of comparable companies in the real estate industry, as measured by the NAREIT Apartment Index, they should be rewarded for those accomplishments. The committee’s use of TSR measured over three years as a metric also focused these officers on long term value creation rather than short term earnings. Because of its importance, 50% of the cash bonus for Messrs. Freeman and Mueller and Ms. Brower and 50% of the RSU grants for Messrs. Sellers, Freeman and Mueller and Ms. Brower for the year was based on this TSR calculation.
     For the cash bonus allocable to this metric for Messrs. Freeman and Mueller and Ms. Brower, three levels of achievement were defined:

•	Target:	Performance up to the 50th percentile

•	Target Plus:	At or above the 65th percentile

•	High:	At or above the 80th percentile
If our performance was between specified levels, the amount of the cash bonus for the TSR component would equal the interpolated amount based on the actual percentile achieved as compared to the bonus amount for the specified target levels directly above and below the actual percentile achieved (e.g., assuming the bonus based on TSR for the Target level is $100,000 and the bonus for the Target Plus level is $150,000, the actual bonus payout for the TSR component would equal $126,667, if the actual percentile achieved were 58%).

     The committee believed that Messrs. Sellers, Freeman and Mueller and Ms. Brower should receive an RSU award each year — since these awards aligned the officers’ interests to shareholders’ goals through stock ownership and they encouraged officer retention through the three year vesting — but the amounts should be lower if target performance relative to the NAREIT Apartment Index and the other corporate and individual performance metrics were not achieved. However, since the Compensation Committee did not consider the RSU award to be part of base compensation, it incorporated two lower levels of performance — Threshold and Threshold Plus — so that performance at lower than the target level would result in a lower RSU award.
     For the RSU award allocable to this metric for Messrs. Sellers, Freeman and Mueller and Ms. Brower, the criteria for TSR relative to the NAREIT Apartment Index were as follows:

•	Threshold:	Up to the 20th percentile

•	Threshold Plus:	At or above the 35th percentile

•	Target:	At or above the 50th percentile

•	Target Plus:	At or above the 65th percentile

•	High:	At or above the 80th percentile
If our performance was between specified levels, the amount of the RSU award for the TSR component would equal the interpolated amount based on the actual percentile achieved as compared to the amount of the RSU award for the specified levels directly above and below the actual percentile achieved (e.g., assuming the RSU award based on TSR for the Target level is $100,000 and the RSU award for the Target Plus level is $150,000, the actual RSU award for the TSR component would equal $126,667, if the actual percentile achieved were 58%). The actual TSR percentile achieved for 2006 awards was the 81st percentile.
     A second measure commonly used in the real estate industry to measure performance is FFO growth. FFO is a non-GAAP measure that is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies. FFO adjusts GAAP net earnings to exclude depreciation and gains and losses from the sales of previously depreciated properties. Our calculation of FFO included (i) gains and losses from dispositions of properties acquired or developed by our taxable REIT subsidiaries such as Ameriton, as the fundamental purpose of these entities is to take advantage of short-term investment opportunities, (ii) gains and losses from our international subsidiaries, and (iii) promote incentive fee income resulting from the liquidation of unconsolidated joint ventures, if any. If they related to a disposition, we excluded prepayment penalties and included the cost or benefit of unamortized purchase accounting-related debt adjustments. Our share of the FFO relating to our unconsolidated entities was calculated on the same basis. The Compensation Committee used two measures of FFO growth, each applicable to 15% of the cash bonus for Messrs. Freeman and Mueller and Ms. Brower, and 15% of the RSU award for Messrs. Sellers, Freeman and Mueller and Ms. Brower. First, the Compensation Committee looked at Archstone-Smith’s FFO growth compared to the FFO growth of our peers, using the NAREIT Apartment Index. As with TSR, the Compensation Committee believed that these officers should be rewarded for outperforming our peers in this area. The second FFO measurement looked at Archstone-Smith’s absolute FFO growth for the year compared to the long term growth targets established by the Compensation Committee and the Archstone-Smith Board. To the extent that these officers exceeded the long term FFO growth targets, they were rewarded for that achievement. Like the TSR calculation described above, the FFO growth measurements included Target, Target Plus, and High thresholds for the cash bonus, and Threshold, Threshold Plus, Target, Target Plus and High thresholds for the RSU awards.
     Achievement of the FFO-based performance criteria in any given year depended on a number of factors. However, since the same metrics were used over a three year period, we believe that an analysis of how often the various target levels were achieved during the past three years will provide guidance as to the likelihood that a particular target level would have been met in future years. The charts below set forth in which years each level of achievement was paid for the FFO-based performance metrics for the cash bonus for Messrs. Freeman and Mueller and Ms. Brower and the RSU awards for Messrs. Sellers, Freeman and Mueller and Ms. Brower, respectively, during 2004 through 2006:

	Years in which each Achievement Level was Paid
Cash Bonus Metric	Target	Target Plus	High
Comparative FFO Growth	2005, 2006		2004
Absolute FFO Growth	2005	2006	2004

	Years in which each Achievement Level was Paid
		Threshold
RSU Award Metric	Threshold	Plus	Target	Target Plus	High
Comparative FFO Growth	2005	2006			2004
Absolute FFO Growth		2005		2006	2004
     The final 20% of the cash bonus for Messrs. Freeman and Mueller and Ms. Brower, and the final 20% of the RSU award for Messrs. Sellers, Freeman and Mueller, and Ms. Brower, was determined based on the individual officer’s accomplishment of specific written goals established in cooperation with the Compensation Committee for that officer at the beginning of each calendar year. This portion of each award was designed to award each individual officer to the extent the officer achieves those specific goals. Because many of these goals were not defined by meeting specific financial goals, the committee exercised some discretion in determining the extent to which the specific goals for an officer had been attained and, consequently, the portion of the bonus and RSU award allocated to this metric that was awarded. The Compensation Committee awarded the target amount allocated to this metric provided that the officer had performed at the appropriate level and to the satisfaction of the Committee, including achievement in all material respects of the goals established for that officer. To the extent that an officer’s performance during the year exceeded the goals established for a specific officer, then the committee considered an award at a higher level. The goals for 2006 included, among others, meeting budgeted revenue and growth in net operating income, adding a specific volume of new development transactions to the pipeline, meeting the budget for Ameriton performance, completing the disposition of the majority of our non-core assets during 2006, maintaining a high level of corporate morale, and maintaining an industry-leading position in innovation and continuous improvements in our operating platform - which resulted in the portion of the RSU awards tied to the achievement of each officer’s individual corporate goals at slightly above the target plus level for each of these officers.
     The Compensation Committee believed that the allocation described above created the proper incentives for Messrs. Sellers, Freeman and Mueller and Ms. Brower. A significant portion of the cash bonus and/or RSU award of Messrs. Sellers, Freeman and Mueller and Ms. Brower was based on achievement of individual goals and the ability of the company, under the leadership of these officers, to meet the TSR and FFO growth goals established by the Compensation Committee. Sixty-five percent of the cash bonus for Messrs. Freeman and Mueller and Ms. Brower, and 65% of the RSU award for these officers and for Mr. Sellers, was based on how well our company performed with respect to these metrics compared to other companies in the multifamily real estate industry, as measured by the NAREIT Apartment Index, and, therefore, rewarded these officers based on performance relative to those peer companies.
     Based on the foregoing criteria, the maximum cash bonus that Messrs. Freeman and Mueller and Ms. Brower could earn, subject to the discretion of the Compensation Committee to modify an award for unusual circumstances or extraordinary performance, for each of 2006, 2007 and 2008, prior to any changes made in connection with the Merger, was as follows:

Executive	Target	Target Plus	High
Mr. Freeman	$360,000	$480,000	$640,000
Mr. Mueller (2006)	$280,000	$420,000	$560,000
Mr. Mueller (2007-2008)	$315,000	$475,000	$635,000
Ms. Brower	$180,000	$245,000	$310,000

     The target level was intended to be the minimum amount Messrs. Freeman and Mueller and Ms. Brower would receive as long as he or she was doing a good job in his or her role consistent with the goals agreed to by the Compensation Committee. Messrs. Freeman and Mueller and Ms. Brower could earn above the target level based on the company’s performance under their leadership. The Compensation Committee set the amount for each level of achievement of cash bonus and RSU awards based on the analysis of the compensation levels of similarly situated executive officers in our peer groups provided by FPL Associates in October 2005.
     Based on the foregoing criteria, the RSU award that Messrs. Sellers, Freeman and Mueller and Ms. Brower could earn, subject to the discretion of the Compensation Committee to modify an award for unusual circumstances or extraordinary performance, for each of 2006, 2007 and 2008, prior to any changes made in connection with the Merger, was as follows:

		Threshold
Executive	Threshold	Plus	Target	Target Plus	High
Mr. Sellers	$1,207,500	$1,811,250	$2,415,000	$3,018,750	$3,622,500
Mr. Freeman	$525,000	$682,500	$840,000	$997,500	$1,155,000
Mr. Mueller (2006)	$315,000	$472,500	$630,000	$787,500	$945,000
Mr. Mueller (2007-2008)	$355,000	$534,000	$710,000	$890,000	$1,070,000
Ms. Brower	$157,500	$210,000	$262,500	$315,000	$367,500
     Prior to the Merger, the annual cash bonus paid to Mr. Sellers was set at $1,750,000 per year provided he executed in an appropriate and exemplary manner, and to the satisfaction of the Compensation Committee, his managerial responsibilities as the company’s chief executive officer, including developing and executing the company’s strategic plans, overseeing personnel and fostering good morale and retention, succession planning for key positions within the company, providing technology leadership, creating an atmosphere that encourages innovation, maintaining the company’s outstanding development capability, creating value through development activity in our core markets, overseeing our acquisition activity and the repositioning of our portfolio, and creating long term value. The Compensation Committee recognized that the appropriate and exemplary execution of these goals would not necessarily be immediately reflected in the company’s comparative performance metrics, but believed that they were essential to the long term success of the company. Because we expect our chief executive officer to focus on all aspects of the company’s performance, including the cultural and subjective elements of success as well as objective financial performance, the Compensation Committee believed it was appropriate and in the best interests of our company and the Archstone-Smith shareholders to consider all of these elements in determining Mr. Sellers’ total compensation. If the Compensation Committee determined that Mr. Sellers had not fully met these goals, then the committee could reduce the bonus by up to $400,000, for a minimum annual cash bonus of $1,350,000.
     Mr. Neely’s target cash bonus and target annual RSU award was set annually in line with those awarded to our other senior officers. As noted above, the amount actually awarded to him by the Compensation Committee was based on the review of his performance undertaken by Messrs. Sellers and Freeman and their recommendation to the Compensation Committee. Mr. Neely’s target cash bonus for 2006 was $275,000, and his target cash bonus for 2007 was $286,000. The target RSU award for Mr. Neely for 2006 was $500,000 and his target RSU award for 2007 was $650,000. As discussed above, the actual amount of each award was based on Mr. Neely’s performance in overseeing and directing the development activities of the company.

Performance Units — Special Long Term Incentive Program for 2006
     The table set forth below identifies the number of performance units awarded under our Special Long Term Incentive Program to Messrs. Sellers, Freeman and Mueller and Ms. Brower for the 2006-2008 performance period. As noted above, Mr. Neely was not a participant in this program. Under the terms of the Special Long Term Incentive Program, the actual number of performance units awarded to each executive that would vest would have been determined by the Compensation Committee in January or February 2009, based upon certain performance measures tied to Total Shareholder Return and, in the case of Mr. Sellers, individual performance criteria, as described in the Proxy Statement of Archstone-Smith filed with the SEC on April 11, 2007. However, as discussed below under “Compensation Related to the October 5, 2007 Merger,” the Compensation Committee determined that all of these units should vest at the Merger.

Performance Units
Awarded for
Name	2006-2008 (#)
Mr. Sellers	170,908
Mr. Freeman	50,633
Mr. Mueller	39,878
Ms. Brower	15,000
Other Compensation Features
Change in Control Arrangements
     On August 12, 2002, we entered into change in control agreements with each of the Named Executive Officers other than Mr. Neely, with whom we entered into such an agreement on December 8, 2003. Each change in control agreement had a term of one year, which is automatically renewed unless the Board elected to terminate it. To avoid an unintended windfall to management upon a friendly change in control, the Named Executive Officers would each be entitled to a payment only if there was a change in control and thereafter the Named Executive Officer’s employment was terminated without cause or for good reason during a protected period. All of the change in control agreements were amended on August 3, 2007 to clarify how the cash bonus calculation was to be made in the event of a change in control. In addition, the change in control agreements for Messrs. Sellers and Mueller and Ms. Brower were amended to provide that a material adverse change in their title or the nature or scope of their authority, duties or responsibilities by virtue of the fact that Archstone-Smith was not a public company would be deemed a termination without cause. The protections of all of the change in control agreements came into force as a result of the Merger. Mr. Freeman’s change in control agreement terminated upon his retirement on December 31, 2007. In lieu of the amounts due to Mr. Freeman under his change in control agreement, he was entitled to the amounts set forth in his separation and general release agreement, as amended. See “Post-Employment Payments.” Ms. Brower’s retirement on December 31, 2007 resulted in a full payment under her change in control agreement. Mr. Sellers’ change in control agreement was superseded by his employment agreement (see discussion immediately below). For more detailed information on the conditions to payments and regarding the payments that could be made under each change in control agreement, see “Post-Employment Payments” below.
Employment Agreements
     Prior to the Mergers, we did not have employment agreements with any of our employees. In connection with the Mergers, we entered into an employment agreement with Mr. Sellers, which is described below in “Compensation Discussion and Analysis after October 5, 2007; Other Compensation Features; Employment Agreement with R. Scot Sellers”.
Deferred Compensation
     Each of our Named Executive Officers is eligible to participate in our 401(k) Plan.
     Under the 401(k) Plan, each employee, including the Named Executive Officers, could contribute up to $15,000 of his or her salary in 2006 and up to $15,500 of his or her salary in 2007. Contributions equal to 6% of a contributing employee’s salary (not to exceed $15,000), including contributions by the Named Executive Officers, receive a matching contribution by Archstone-Smith in Common Shares prior to October 5, 2007 and in cash thereafter. Each year, we test the 401(k) Plan to ensure that our highly compensated employees, which include all of the Named Executive Officers, do not receive more benefits than our non-highly compensated employees. If the benefits to the highly compensated employees exceed the benefits to the non-highly compensated employees by more than 2%, then a portion of the contributions made by the highly compensated employees is returned to those highly compensated employees until the benefits meet the test. These excess contributions are returned to the employee.
     Under the Deferred Compensation Plan, which terminated at the time of the Merger, the Named Executive Officers could elect to defer payment of up to 75 percent of their base salary, 90 percent of their cash bonuses and certain amounts which could not be contributed to our 401(k) Plan due to limitations of the Internal Revenue Code. The minimum deferral for any calendar year was generally $5,000. The Deferred Compensation Plan was funded into a “rabbi trust” and participants in the Deferred Compensation Plan were treated as our unsecured general creditors. Each of our Named Executive Officers participated in the Deferred Compensation Plan.
     Amounts deferred under the Deferred Compensation Plan earned a rate of return based on a hypothetical investment in investment choices selected by the Named Executive Officer from alternatives we provided. Although we were not required to do so, our Deferred Compensation Plan did actually invest in the selected investments. Any actual investment we made, in our discretion, was treated as part of our general assets.
     Participants in the Deferred Compensation Plan received payment of deferred amounts as of the date selected by the participant, which generally had to be at least three years after the date on which the amount would otherwise have been payable to the individual. (This did not apply to settlements of RSUs or DEUs deferred into the Deferred Compensation Plan, which are described below.) All amounts were paid upon a participant’s termination of employment (although delayed payment could be provided in certain cases). Payments were made in the form of a lump sum or installments over a period not exceeding 5 years (15 years in the case of a participant whose employment terminates after the sum of his or her age and years of service equals at least 55). If the value of a participant’s account balance was less than $10,000, it was paid in a lump sum. Payment prior to the deferred date elected by a participant (or prior to termination of employment) was permitted only in limited circumstances. Except as described below (or as discussed above with respect to Outside Trustees), all payments from the Deferred Compensation Plan were made in cash.
     Certain benefits under the Deferred Compensation Plan were potentially subject to Section 409A of the Internal Revenue Code. We intended to administer the plan in a manner that complied with section 409A and to amend the plan as and when needed in order to conform to the requirements of Section 409A, all as set forth in applicable IRS guidance when issued.
     Prior to 2002, a Named Executive Officer receiving an award of RSUs under the LTIP could elect to defer settlement of such RSUs to a future date so that upon vesting, the RSUs would remain deferred under the Deferred Compensation Plan rather than being settled in the form of Common Shares. Such deferred RSUs would continue to earn DEUs in accordance with a formula applicable to the award under the LTIP. Options granted to Senior Executive Officers prior to 2000 also earned DEUs. DEUs thus earned also earned DEUs in accordance with the LTIP. Upon the settlement date selected by the Named Executive Officer in accordance with the Deferred Compensation Plan, the RSUs and/or DEUs would convert to Common Shares on a one-to-one basis. Common Shares available under the LTIP Plan were used to satisfy this obligation. With respect to awards granted after January 1, 2002, an individual receiving an award of RSUs could either elect to defer the vesting of such units as described above, or upon vesting elect to have the cash value of the RSUs deferred into the Deferred Compensation Plan.
Compensation Related to the October 5, 2007 Merger
     The Merger Agreement included several provisions, all approved and/or ratified by the Compensation Committee, relating to payments that would be made to certain of our officers and employees, including the Named Executive Officers, in connection with the Merger.
Vesting of all Outstanding Options, RSUs and DEUs
     In connection with the Mergers each outstanding share option held by all officers and employees, including the Named Executive Officers, became fully vested and exercisable and was exchanged for a cash payment equal to the product of the number of shares subject to the option and the excess, if any, of the common share merger consideration over the exercise price of the option. Further, each RSU and DEU held by the Named Executive Officers became fully vested and was exchanged for the common share merger consideration.
Grant of Cash Awards in Lieu of RSU Awards
     Pursuant to the terms of the three-year compensation plan, the same criteria described under "Historical Criteria for Awards” were to apply to cash and annual RSU awards for 2007 and 2008. The Compensation Committee typically made annual awards of RSUs to the Named Executive Officers at the beginning of each fiscal year in consideration of an employee’s and our performance for the prior fiscal year. As a result of the Merger, which closed in the third quarter of 2007, the full year’s performance of Archstone-Smith would not have been available to calculate the awards, and Archstone-Smith would no longer be a public company after the Merger. Because of these considerations, the Merger Agreement provided that the Named Executive Officers, other than Mr. Freeman who was to be compensated in accordance with the terms of his separation and general release agreement, would receive the cash equivalent of the RSU awards for 2007, based on 75% of such officer’s award of RSUs for the 2006 fiscal year. Since Archstone-Smith would not be a public company at December 31, 2007, there was no basis for determining the award that these officers would have been entitled to under the then-existing compensation program. Therefore, the Compensation Committee determined that the best way to approximate the value created during 2007 was to make the same award as was made in 2006. This award was intended to compensate these officers on a pro rated basis for 2007 performance prior to the Merger and was paid as of the Merger date.
     The cash awards our executive officers received upon the consummation of the Merger, in lieu of an RSU grant for 2007, are as follows:

Executive Officers	Amount of Cash Award
R. Scot Sellers	$2,454,962
Charles E. Mueller, Jr.	637,273
Caroline Brower	256,931
Alfred G. Neely	487,484
     Pursuant to his separation and general release agreement, Mr. Freeman was entitled to receive a cash award in lieu of a 2007 RSU award for the same reasons described above for the other Named Executive Officers.
Cash Payment to Holders of certain RSUs, Share Options and DEUs
     Archstone-Smith employees who were granted RSUs, share options with a DEU feature and DEUs prior to 2006 earned and were entitled to receive DEUs on such awards based on amounts equal to, and to correspond with, the dividends that Archstone-Smith paid to its common shareholders. The DEUs earned for each year had typically been credited in January of the year following the year in which dividends have been paid. As the Mergers were scheduled to close prior to the end of 2007, the Merger Agreement provided that each of our employees holding restricted share units, share options and dividend equivalent units that would otherwise have been entitled to a DEU award on January 1, 2008 would receive a cash payment on the Archstone-Smith Merger date equal to the value of the dividend equivalent units that such individual would have earned based on the dividends that we paid in the first and second quarters of 2007. Such cash payments to our Named Executive Officers were as follows:

Executive Officers	Amount of Cash Payment
R. Scot Sellers	$85,205
J. Lindsay Freeman	139,906
Charles E. Mueller, Jr.	57,733
Caroline Brower	15,379
Alfred G. Neely	22,397

Performance Units
     The Merger Agreement provided that each of the performance units granted to each Named Executive Officer would vest immediately prior to the closing of the Archstone-Smith Merger and was to be considered a Common Share of Archstone-Smith. As a result, each Named Executive Officer received the cash merger consideration for each such Common Share. The table below sets forth the number of performance units previously awarded to each Named Executive Officer that vested in connection with the Archstone-Smith Merger and the compensation received for those performance units.

	Performance Units
	Awarded for	Compensation Received
Name	2006-2008 (#)	at Merger
Mr. Sellers	170,908	$10,382,661
Mr. Freeman	50,633	$3,075,955
Mr. Mueller	39,878	$2,422,589
Ms. Brower	15,000	$1,730,464
Compensation Discussion and Analysis After October 5, 2007
Compensation Objectives, Elements Of Compensation, Criteria For Award
     As a newly-formed private company, the Series I Trust Compensation Committee intends to continue the existing compensation philosophy of rewarding contributions to our success, but measuring our success in terms of a privately owned enterprise. For the period following the Merger through December 31, 2007, the Series I Trust Compensation Committee, other than with respect to Mr. Sellers, generally continued the compensation for our Named Executive Officers at the same levels as were in place prior to the Merger. Where compensation would historically have been based on our 2007 performance, the Series I Trust Compensation Committee either used 2006 awards as a basis for making a 2007 award or approved awards based on the discretionary review of a particular officer’s performance during 2007. The Series I Trust Compensation Committee decisions with respect to base salary, cash bonuses, and incentive compensation with respect to our Named Executive Officers for the period following the Merger through December 31, 2007 are set forth below.
Base Salary
     With the exception of Mr. Mueller, the base salaries of each Named Executive Officer was continued at the same level as before the Merger. Effective October 5, 2007, the salary for Mr. Mueller was increased to $500,000 per year. This raise was in recognition of the fact that Mr. Mueller was increasingly taking on additional responsibilities as he prepared to take on the role of Chief Operating Officer on January 1, 2008.
Cash Bonuses
     Mr. Sellers was not awarded a cash bonus for 2007 in accordance with the terms of his employment agreement. Since Archstone-Smith would not be a public company at December 31, 2007, there was no basis for determining the cash bonus that Mr. Freeman would have been entitled to under the then-existing compensation program. Therefore, the Series I Trust Compensation Committee determined that the best way to approximate the value created during 2007 was to award the same cash bonus as was made in 2006. With respect to Mr. Mueller, his cash bonus of $606,475 was determined following a review of his performance by Mr. Augarten and Mr. Sellers. Mr. Mueller’s bonus was based on the significant role he played in negotiating the Merger Agreement and overseeing the overall transaction, as well as his oversight of the integration process after completion of the Mergers. A cash bonus equal to the High amount was awarded to Ms. Brower in accordance with the terms of her change in control agreement. A cash bonus of $436,000, which was $150,000 over the target bonus amount for 2007 of $286,000, was awarded to Mr. Neely based on a review of his 2007 performance undertaken by Messrs. Augarten, Sellers and Freeman. Mr. Neely’s bonus was based on his excellent accomplishments with respect to our development projects during 2007.

Incentive Grants
     No incentive stock awards were made to any of the Named Executive Officers as part of their 2007 compensation. They did receive cash compensation in connection with the Merger with respect to a portion of the RSU award that they could have earned for 2007 as discussed above. In addition, each Named Executive Officer, other than Mr. Freeman who was to be compensated in accordance with the terms of his separation and general release agreement, as amended, was paid in January, 2008, an amount equal to 25% of such officer’s award of RSUs for the 2006 fiscal year. As with the cash payments in lieu of RSU awards made in connection with the Merger, this payment was intended to approximate the value created during 2007 by making the same award as was made in 2006. Mr. Freeman received $1,071,788 in lieu of an RSU award for 2007 pursuant to his separation and general release agreement, as amended. These amounts are included in the Summary Compensation Table below.
Performance Units
     As part of his employment agreement, the Series I Trust Compensation Committee awarded Mr. Sellers (a) 4,800 Class C Units in Tishman Speyer Archstone-Smith Multifamily Participants, L.L.C, an affiliate of the Venture, and (b) 100 non-voting units in each of three affiliates of the Venture with an aggregate value of approximately $11.25 million as of October 5, 2007 (see “Other Compensation Features; Employment Agreement with R. Scot Sellers” and “Grant of Plan Based Awards”).
Other Compensation Features
Change in Control Agreements
     Mr. Mueller amended his change in control agreement on January 4, 2008 to clarify the circumstances under which Mr. Mueller may terminate employment and receive the severance payments provided for in the agreement, revise the severance payments that Mr. Mueller would be entitled to pursuant to the terms of the agreement, and confirm Mr. Mueller’s post-Merger compensation as described below. Mr. Sellers’ employment agreement described immediately below superseded his change in control agreement, other than the provision regarding the calculation of any gross-up payment due.
Employment Agreement with R. Scot Sellers
     With the exception of Mr. Sellers, we do not have employment agreements with any of our Named Executive Officers or with any of our other employees. We entered into an employment agreement with Mr. Sellers on October 5, 2007. The Series I Trust Compensation Committee determined that an employment agreement would assist in retaining Mr. Sellers, whose continued service as chief executive officer was deemed crucial to the successful implementation of its post-merger strategy and goals. The employment agreement supersedes Mr. Sellers’ change in control employment agreement, other than the provision regarding the calculation of any gross-up payment due.
     Pursuant to the employment agreement, Mr. Sellers agreed to continue to serve as our Chief Executive Officer following the Merger. The initial term of Mr. Sellers’ employment agreement will end on December 31, 2010, but will automatically be extended for consecutive one year periods upon the expiration of the initial term (or any extension thereof) unless either party provides no less than 90 days notice of its intention not to renew. Mr. Sellers is entitled to an initial annual base salary of $750,000. Assuming he is employed on the last day of the fiscal year to which the guaranteed bonus relates, Mr. Sellers is guaranteed a bonus of $4.0 million for the fiscal year ending December 31, 2008 and $2.0 million for each subsequent fiscal year, and will be entitled to an additional incremental bonus of up to $3.125 million per year based on the achievement of certain equity raising milestones. Mr. Sellers will have the right to reinvest up to 50% of his annual guaranteed bonus into phantom interests in affiliates/subsidiaries of the Venture including the Junior Mezz Borrower.
     Mr. Sellers’ base salary remained unchanged after the Mergers. The Series I Trust Compensation Committee divided the annual cash bonus into two parts. The first part, a guaranteed minimum cash bonus, was set at a level slightly higher than was in effect prior to the Mergers to take into account the increased responsibilities

Mr. Sellers would have as the chief executive officer of Successor. The second part of the bonus, which is based on the achievement of certain equity raising milestones, and the equity awards discussed below, are designed to align Mr. Sellers’ interest with those of other investors in the Venture.
     Termination payments to Mr. Sellers depend upon the timing and circumstances of any termination of his employment, and generally include the payment of (i) certain “accrued obligations,” (ii) any vested benefits, and (iii) amounts based upon Mr. Sellers’ base salary and bonuses he earned, or otherwise would in the future be entitled to receive, depending on the timing of such termination. Certain payments are contingent on Mr. Sellers’ execution and non-revocation of a release of claims against us and certain of our affiliates. In the event that any payments made in connection with the Mergers subject Mr. Sellers to a “golden parachute” excise tax, Mr. Sellers will be made whole for such excise tax. Mr. Sellers is subject to one-year or two-year (depending on the date of termination) post-termination non-solicit and non-hire covenants and a one-year post-termination non-competition covenant. These termination payments are described in greater detail in “Change in Control and Post-Termination Arrangements with Mr. Sellers.”
     In connection with his entry into the employment agreement, and in addition to Mr. Sellers’ $4.1 million investment in Governance GP, Mr. Sellers purchased 21.75 non-voting Class A Units of Junior Mezz Borrower for an aggregate purchase price of $2,290,444. The Non-voting Class A Units are fully vested as of the date of purchase.
     In connection with his entry into the employment agreement, Mr. Sellers was also granted non-voting equity interests in three affiliates of the Venture with an aggregate value of approximately $11.25 million as of October 5, 2007. Mr. Sellers’ equity interests in the three affiliates cliff vest in full on October 5, 2010, subject to earlier vesting in full upon a termination of his employment without “cause” or for “good reason” or certain liquidations or dissolutions of the granting entity.
     Mr. Sellers was also granted 4,800 Class C Units in Tishman Speyer Archstone-Smith Multifamily Participants, L.L.C, an affiliate of the Venture. The value of these units depends on the return on investments generated by partners in the Venture (other than partners which are affiliates of the Venture’s sponsor), and they generally have no value unless such partners achieve an 8% gross IRR. The Class C Units granted to Mr. Sellers generally vest ratably on each of the first seven anniversaries of October 5, 2007, provided, that vesting accelerates upon a certain changes in control of Fund GP and Fund II GP upon the Lehman Sponsor or the Tishman Speyer Sponsor selling all or substantially all of their limited partner interests in the Venture and/or certain other affiliates thereof and certain liquidations or dissolutions of the granting entity. In the event of a termination of Mr. Sellers’ employment without “cause” or for “good reason” (each as defined, and in accordance with the procedures described, in Mr. Sellers’ employment agreement), the Class C Units that would have vested in the one-year period following the date of termination of his employment will immediately vest upon such termination. All Class C Units that are not vested upon termination of employment will be forfeited, subject to any prior vesting or acceleration. An additional 3,200 Class C Units are currently reserved for future grant to other of our employees.

POST-EMPLOYMENT PAYMENTS
     The first table below discloses the potential payments that would be provided to each Named Executive Officer other than Mr. Sellers in the event of a termination of employment or a change in control of the Company on December 31, 2007. Payments are listed for Mr. Freeman only in the “Termination without change in control” section of the table since he was not entitled to any change in control protection after his retirement on December 31, 2007, and the amounts given are the actual amounts accrued or paid to him, which amounts are included in the “Summary Compensation Table” under “All Other Compensation”. Payments listed for Ms. Brower in the “Change in control and termination without cause within protected period” section of the table reflect actual amounts accrued or paid to her based on the change of control as a result of the Merger and her deemed termination “without cause” upon her retirement on December 31, 2007, which amounts are included in the “Summary Compensation Table” under “All Other Compensation”. The second table discloses the potential payments that would be provided to Mr. Sellers in the event of a termination of employment or a change in control of the Company on December 31, 2007, which payments are based on the terms of our employment agreement with Mr. Sellers.

Event	Consideration	Mr. Freeman	Mr. Mueller	Ms. Brower	Mr. Neely
Termination without change in control, with or without cause, or upon death or disability	Cash severance	—	—	—	—
	Accrued bonus and long term compensation	—	—	—	—
	Unvested equity awards	—	—	—	—
	401(k) account balance	$291,146	$281,046	$234,784	$572,953
	Health care benefits	—	—	—	—
	Excise tax gross-up	—	—	—	—
	Outplacement services	—	—	—	—
	Personal benefits	—	—	—	—
	Total:	$291,146	$281,046	$234,784	$572,953
Change in control and termination without cause within protected period	Cash severance	—	$2,270,000	$1,290,000	$390,000
	Accrued bonus and long term compensation	—	606,475	310,000	436,000
	Unvested equity awards (1)	—	—	—	—
	401(k) account balance	—	281,046	234,784	572,953
	Health care benefits (2)	—	32,532	8,960	14,609
	Excise tax gross-up	—	—	—	—
	Outplacement services	—	15,000	—	10,000
	Personal benefits (3)	—	8,054	—	6,471
	Total:	—	$3,213,107	$1,843,744	$1,430,033

(1)	All unvested options, RSUs and DEUs vested and were redeemed in connection with the Merger. As a result, none of these NEOs held unvested equity awards at December 31, 2007.

(2)	This amount includes medical insurance, disability income protection, life insurance coverage and death benefits during the applicable protected period for each Named Executive Officer, valued at the incremental cost to us of providing such benefits.

(3)	None of these Named Executive Officers received personal benefits in excess of $10,000 in 2007. For purposes of calculating the personal benefits, we used the approximate value of the personal benefits received in 2007 multiplied by the Multiple.

Event	Consideration	Mr. Sellers
Termination by Company without cause or by Mr. Sellers for good reason, without change in control	Accrued obligations (1)	$0
	Severance amount	$5,500,000
	Unvested equity awards	$11,250,000
	401(k) account balance	$287,626
	Excise tax gross-up	$0

	Total:	$17,037,626
Death or disability	Accrued obligations (1)	$0
	401(k) account balance	$287,626
	Excise tax gross-up	$0

	Total:	$287,626
Termination by Company without cause or by Mr. Sellers for good reason, with a change in control	Accrued obligations (1)	$0
	Severance amount	$5,500,000
	Unvested equity awards	$11,250,000
	401(k) account balance	$287,626
	Excise tax gross-up	$0

	Total:	$17,037,626
Termination by Company for cause or by Mr. Sellers without good reason	Accrued obligations, excluding prorated annual cash bonus (1)	$0
	401(k) account balance	$287,626

	Total:	$287,626

(1)	Accrued obligations are defined as the sum of the following amounts: (a) annual base salary through the date of termination, (b) any unpaid guaranteed bonus and any unpaid incremental annual bonus earned for any fiscal year ended prior to the fiscal year in which the date of termination occurs, (c) prorated guaranteed annual cash bonus from January 1 through the date of termination, (d) reimbursed of expenses incurred, and (e) all other compensation and benefits under any compensation or benefit plan. The foregoing table assumes that Mr. Sellers’ last paycheck in 2007 covered the period ending on December 31, 2007.

     We entered into a severance and release agreement with Mr. Freeman in 2007. We will pay Mr. Freeman a base salary of $450,000 for the period from January 1, 2008 through December 31, 2008, in consideration for which Mr. Freeman will be available as a consultant and advisor to us upon our request. There will be no written consulting agreement relating to these services. Mr. Freeman will not be eligible for any cash bonus for his services performed during 2008, but was paid $554,000 in January, 2008 as a cash bonus for 2007, $1,071,788 in lieu of an RSU award for 2007 and $1,000,000 in January, 2008 for remaining employed through December 31, 2007. We will provide Mr. Freeman with health insurance coverage, at a cost to us of $142 per month, in accordance with our policy for full-time employees.
Change in Control Arrangement with Messrs. Mueller and Neely and Ms. Brower
     Except with respect to Mr. Sellers (see "Compensation Discussion and Analysis after October 5, 2007; Other Compensation Features; Employment Agreement with R. Scot Sellers"), we have not entered into an employment contract with any Named Executive Officer, nor are our Named Executive Officers subject to our Severance Plan. Upon a termination of employment, whether voluntary or involuntary (but excluding a termination following a change in control, which is discussed below) or the result of retirement, death or disability, we have no contractual obligation to give a Named Executive Officer anything over and above what he or she has contributed previously to accounts under the 401(k) Plan (including vested matching contributions) and earnings on the amounts contributed. As of December 31, 2007, the value of the currently vested accounts for each Named Executive Officer is included in the table above.
     As noted above, we entered into change in control agreements with each of the Named Executive Officers. The Named Executive Officers would each be entitled to a payment only if there is both a change in control and thereafter the Named Executive Officer’s employment is terminated, or effectively terminated, without cause, as more fully described below. Mr. Sellers’ employment agreement (see "Compensation Discussion and Analysis after October 5, 2007; Other Compensation Features; Employment Agreement with R. Scot Sellers") superseded and replaced any benefit to which he would be entitled under his change in control agreement in connection with the Merger, other than the provisions regarding the calculation of any gross-up payment due. Mr. Freeman’s change in control agreement terminated upon his retirement on December 31, 2007. A severance payment was made to Ms. Brower following her deemed termination “without cause” upon her retirement on December 31, 2007.
     Under these agreements, a “change in control” occurred if the Archstone-Smith shareholders approved (a) the merger of Archstone-Smith or of Archstone with or into another entity, (b) the sale by Archstone of substantially all of its assets, or (c) a plan of liquidation of either Archstone-Smith or Archstone and, following the consummation of the approved transaction, the original shareholders of Archstone-Smith did not constitute 75% of the shareholders of the resulting entity. A change of control also occurred if (i) a third party acquired over 25% of the outstanding Common Shares of Archstone-Smith, other than in a transaction where Archstone-Smith issued the shares to such third party, or (ii) there was a change in a majority of the trustees of Archstone-Smith during any period of two consecutive years, other than as a result of the election, or nomination for election by Archstone-Smith’s shareholders, of a person whose nomination was approved by a two-thirds majority of the Trustees who were in office at the beginning of such two year period. A “change in control” occurred as a result of the Merger.
     A protective period has been established for each of our Named Executive Officers: twenty-four (24) months in the case of Mr. Mueller and Ms. Brower, and twelve (12) months in the case of Mr. Neely. The applicable protective period was set based on the officer’s level of responsibility. During the protective period, if the Named Executive Officer’s employment is terminated without cause, other than as a result of the officer’s death or disability, or if the officer resigns as a result of, among other matters, a material adverse change in the nature or scope of the officer’s duties or authority, then the officer will be entitled to receive a lump-sum payment. Mr. Mueller and Ms. Brower’s change in control agreements also provide that a change in their duties as a result of our not being a public company would constitute a termination without cause. In addition, the officer will be entitled to the continuation during the applicable protective period following the date of termination of medical insurance, disability income protection, life insurance and death benefits, and perquisites, or personal benefits, equivalent to those available to the officer on the date of termination. The terminated officer will also receive outplacement services of up to $15,000 in the case of Mr. Mueller and Ms. Brower, and $10,000 in the case of Mr. Neely.

     The severance payment will be equal to a multiple — 2 in the case of Mr. Mueller and Ms. Brower, and 1 in the case of Mr. Neely (the "Multiple") — of base salary for the year in which termination occurs plus the Multiple times the greater of (i) the officer’s target cash bonus for the year in which termination occurs, based on the highest applicable performance targets having been met, or (ii) the actual cash bonus awarded to the officer for the year immediately preceding the year in which termination occurs. Each Named Executive Officer will also receive, if terminated within the protective period, an amount equal to the officer’s unpaid pro-rated salary through the date of termination, the pro-rated target bonus that would be paid to the officer if the highest applicable performance targets were met for the year of termination, and an additional payment required to compensate the officer for any excise taxes imposed upon the severance payments made under the officer’s agreement.
Change in Control and Post-Termination Arrangements with Mr. Sellers
     Termination payments to Mr. Sellers are made pursuant to the terms and conditions of his employment agreement dated as of October 5, 2007. Depending upon the timing and circumstances of any termination of his employment, as explained in more detail below, he is generally entitled to (i) amounts earned but unpaid, (ii) any vested benefits, and (iii) amounts based upon Mr. Sellers’ base salary and bonuses he earned, or otherwise would in the future be entitled to receive, depending on the timing of such termination.
     If Mr. Sellers is terminated without cause or resigns for good reason prior to December 31, 2010, Mr. Sellers would receive a lump sum cash payment, to the extent not previously paid, equal to (A) the “Accrued Obligations,” which consist of (i) his base salary through the date of termination, (ii) any unpaid guaranteed bonus and any unpaid incremental bonus for any prior fiscal year, (iii) a pro-rated guaranteed bonus for the year in which the termination occurs; (iv) any unpaid or unreimbursed expenses, and (v) benefits owed pursuant to any benefits plan; plus (B) the lesser of (i) the sum of (1) two times his base salary, (2) $4.0 million and (3) two times his incremental bonus, based on the achievement of certain equity raising milestones as of the termination date, and (ii) the sum of (1) one times his base salary, (2) $2.0 million, (3) his incremental bonus, based on the achievement of certain equity raising milestones as of the termination date, and (4) the remaining base salary, guaranteed bonus and incremental bonus, based on the achievement of certain equity raising milestones as of the termination date, to which Mr. Sellers would have been entitled through December 31, 2010, had he remained employed through such date.
     If Mr. Sellers is terminated without cause or resigns for good reason on or after December 31, 2010, Mr. Sellers would receive a lump sum cash payment equal to (A) the Accrued Obligations; plus (B) the sum of (i) one times his base salary, (ii) $2.0 million, and (iii) his incremental bonus, based on the achievement of certain equity raising milestones through October 5, 2008.
     Notwithstanding the above, if Mr. Sellers is terminated without cause or resigns for good reason after a change in control, Mr. Sellers would receive a lump sum cash payment equal to (A) the Accrued Obligations; plus (B) the sum of (i) two times his base salary, (ii) $4.0 million and (iii) two times his incremental bonus, based on the achievement of certain equity raising milestones as of the termination date. Under Mr. Sellers’ agreement, a “change in control” generally occurs if Tishman Speyer and/or Lehman execute one or more sales of their interests such that neither maintains a controlling interest in the Venture following the transactions.
     Upon a change in control, Mr. Sellers is also entitled to acceleration of the vesting of all of his Class C Units in Tishman Speyer Archstone-Smith Multifamily Participants, L.L.C. or, if no change in control occurs and he is terminated by the Company without cause or he terminates his employment for good reason, acceleration of the vesting of the Class C Units that would have vested during the one year period following termination. Upon a termination of his employment without cause or for good reason, or upon certain liquidations or dissolutions of the granting entity, Mr. Sellers unvested non-voting equity interests in three affiliates of the Venture would immediately vest.
     If Mr. Sellers terminates his employment without good reason or the Company terminates him for cause, Mr. Sellers would receive a lump sum cash payment, to the extent not previously paid, equal to (i) his base salary through the date of termination, and (ii) any unpaid guaranteed bonus and any unpaid incremental bonus for any prior fiscal year. Any unvested equity awards would be forfeited. Under Mr. Sellers’ agreement, “cause” generally includes (i) willful and continued failure by Mr. Sellers to substantially perform his duties, (ii) willful conduct that is injurious to the Company monetarily or otherwise, and (iii) conduct involving serious moral turpitude. Under Mr. Sellers’ agreement “good reason” generally includes (i) a material adverse change in Mr. Sellers’ title or position, including the duties he performs, (ii) a reduction or the failure to pay Mr. Sellers’ base salary, guaranteed bonus or incremental bonus, (iii) the failure of the Company to grant or settle an equity award on previously determined terms, and (iv) the relocation of the Company’s offices to a location more than five miles from its current location.
     If Mr. Sellers is disabled or upon his death, he or his estate, respectively, would receive a lump sum cash payment, to the extent not previously paid, equal to the Accrued Obligations.
     Certain payments are contingent on Mr. Sellers’ execution and non-revocation of a release of claims against us and certain of our affiliates. Mr. Sellers is subject to one-year or two-year (depending on the date of termination) post-termination non-solicit and non-hire covenants and a one-year post-termination non-competition covenant.
TAX IMPLICATIONS OF COMPENSATION
     In making compensation decisions, the Archstone-Smith Compensation Committee took into account the applicability of and the limitations imposed by Section 162(m) of the Internal Revenue Code on the deductibility of compensation paid to certain executives to the extent such compensation exceeds $1 million per executive. The law exempts compensation paid under plans that relate compensation to performance. Although our plans were designed to relate compensation to performance, certain elements of the plans may not meet the tax law’s requirements because they allowed the Archstone-Smith Compensation Committee to exercise discretion in setting compensation.
2006 AND 2007 EXECUTIVE COMPENSATION
     The following table sets forth the information required by Item 402 of Regulation S-K, promulgated by the SEC. The amounts shown represent a summary of all compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2007 and 2006. The cash bonuses awarded to the Named Executive Officer on February 23, 2007 (as part of 2006 compensation) and January 4, 2008 (as part of 2007 compensation), are included in the Summary Compensation Table below, under the “Bonus” or “Non-Equity Incentive Plan Compensation” column, as appropriate. The basis for making both the RSU awards and the cash bonus awards to these officers is detailed in Notes (1), (2) and (3) to this table.

SUMMARY COMPENSATION TABLE

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
R. Scot Sellers, Chief Executive Officer	2007	$750,000	—	$2,358,945	—	$35,636,045	$36,386,045
	2006	$750,000	$1,750,000	$2,937,500	—	$602,034	$6,039,534

J. Lindsay Freeman, Chief Operating Officer	2007	$450,000	$1,554,000	$772,257	—	$16,977,924	$18,981,924
	2006	$450,000	—	$969,572	$554,000	$409,738	$2,383,310

Charles E. Mueller, Jr. Chief Financial Officer	2007	$446,493	$606,475	$614,827	—	$11,354,320	$12,407,288
	2006	$380,000	—	$765,536	$475,300	$212,690	$1,833,526

Caroline Brower, General Counsel	2007	$335,000	$310,000	$244,967	—	$5,885,582	$6,530,582
	2006	$335,000	—	$304,933	$276,075	$90,721	$1,006,729

Alfred G. Neely, President – Charles E. Smith Residential Division & Chief Development Officer	2007	$390,000	$436,000	$475,005	—	$3,455,939	$4,281,939
	2006	$375,000	$412,500	$550,012	—	$102,185	$1,439,697

(1)	Includes amounts earned in 2007 that were paid in 2008 and 2006 that were paid in 2007, as applicable. Under the terms of his employment agreement, Mr. Sellers was not paid a cash bonus for 2007. The 2006 bonus amount for Mr. Sellers was based on the Compensation Committee’s determination that he had executed his managerial responsibilities as the company’s chief executive officer in an appropriate and exemplary manner. The 2007 cash bonus for Mr. Freeman was awarded at the same level as his 2006 cash bonus. The bonus for Mr. Mueller was awarded based on the significant role he played in negotiating the Merger Agreement and overseeing the overall transaction, as well as his oversight of the integration process after completion of the Merger. Ms. Brower was awarded a bonus at the High amount under the pre-Merger compensation program in accordance with the terms of her change in control agreement. Mr. Neely was awarded a 2007 cash bonus of $436,000, which is $150,000 over the target amount, and he was awarded a 2006 cash bonus of $412,500, or $137,500 over the target amount, based in each year on his excellent accomplishments with respect to the Company’s development projects.

(2)	Consists of the compensation expense recognized by the company in the applicable year related to long-term equity incentive awards computed in accordance with FAS 123R. The amounts include the expense recorded in the applicable year relating to the amortization of awards made in earlier years as well as the expense relating to the amortization of awards granted in such year. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For more information on this calculation, see note 11. The expense amounts shown for 2007 cover the expense taken from January 1, 2007 through the Merger on October 5, 2007. The cash received by each Named Executive Officer upon the redemption of all outstanding stock awards is included in the “All Other Compensation” column and, for purposes of calculating Total Compensation, we have not included the amounts for 2007 in the Stock Awards column to avoid double counting those payments.

(3)	Includes amounts earned in 2006 that were paid in 2007. Bonus amounts for 2006 for Messrs. Freeman and Mueller and Ms. Brower were based on our achieving TSR placing us in the 81st percentile, compared to the NAREIT Apartment Index, FFO growth relative to the NAREIT Apartment Index that resulted in an award at the target amount, and absolute FFO growth slightly above the target plus amount.

(4)	Personal benefits paid on behalf of Mr. Sellers during 2007 in the amount of $273,903, which included (a) $266,142 in legal fees for counsel to represent him in the negotiation of his employment agreement, (b) $540 for parking, (c) $3,915 for supplemental disability insurance, (d) $490 for personal use of a cellphone, and (e) $432 for personal use of a country club membership. In accordance with Mr. Freeman’s severance and release agreement, we paid him $1,071,788 in lieu of an RSU award for 2007; this amount is equal to the RSU award made to Mr. Freeman for 2006. For Ms. Brower, this amount includes $1,290,000, which was paid to her in 2008 as a severance amount due under her change in control agreement. In addition, this amount also includes the following amounts:
2006 Amounts

	401(k)		Quarterly Cash
	Company		Payments on	DEUs Earned
Officer	Match	Life Insurance	RSUs (a)	(b)	TOTAL
Mr. Sellers	$4,537	$810	$119,307	$477,380	$602,034
Mr. Freeman	$4,537	$3,564	$60,992	$340,645	$409,738
Mr. Mueller	$4,537	$540	$31,120	$176,493	$212,690
Ms. Brower	$4,537	$2,322	$12,380	$71,482	$90,721
Mr. Neely	$4,537	$3,564	$24,814	$69,270	$102,185

(a)	Quarterly cash payments equal in amount to the dividend paid on Archstone-Smith Common Shares were earned on outstanding RSUs granted in 2006.

(b)	DEUs were earned on January 1, 2007 on outstanding RSUs granted prior to 2006, DEUs previously earned and options granted between 1997 and 1999 as follows:

		DEUs earned on	DEUs earned
	DEUs earned on Vested	Unvested RSUs	on Vested	Total DEUs
Officer	RSUs and DEUs (#)	and DEUs (#)	Options (#)	earned (#)
Mr. Sellers	6,650	1,020	531	8,201
Mr. Freeman	4,729	333	790	5,852
Mr. Mueller	2,765	267	—	3,032
Ms. Brower	372	105	751	1,228
Mr. Neely	988	202	—	1,190

2007 Amounts

				Cash
			Quarterly	Award in
	401(k)		Cash	Lieu of
	Company	Life	Payments	2007 RSU	Merger-Related
Officer	Match	Insurance	on RSUs (a)	Grant (b)	Compensation (c)	TOTAL
Mr. Sellers	$6,750	$1,242	$112,587	$818,321	$34,423,242	$35,362,142
Mr. Freeman	6,750	3,564	48,270	—	15,847,552	15,906,136
Mr. Mueller	6,750	540	29,304	212,424	11,105,302	11,354,320
Ms. Brower	6,750	2,322	9,581	85,644	4,491,318	4,595,615
Mr. Neely	6,750	3,564	18,638	162,516	3,264,471	3,455,939

(a)	Two quarterly cash payments, equal in amount to the dividend paid on Archstone-Smith Common Shares, were earned in February and May, 2007 on outstanding RSUs granted in 2007.

(b)	This amount equals 25% of the 2006 RSU award made to the Named Executive Officer.

(c)	Amounts include the following:

	Performance			Share	Cash in lieu	Cash in lieu
	Unit	RSU	DEU	Option	of 2007	of 2007
Officer	Cashout(a)	Cashout(a)	Cashout(a)	Cashout(a)	RSUs(b)	DEUs(a)(c)	TOTAL
Mr. Sellers	$10,382,661	$13,137,066	$140,136	$8,223,212	$2,454,962	$85,205	$34,423,242
Mr. Freeman	$3,075,955	$10,910,457	$1,721,234	—	—	$139,906	$15,847,552
Mr. Mueller	$2,422,589	$5,810,981	$31,537	$2,145,189	$637,273	$57,733	$11,105,302
Ms. Brower	$1,730,464	$823,588	$391,503	$1,273,453	$256,931	$15,379	$4,491,318
Mr. Neely	—	$2,447,435	$307,155	—	$487,484	$22,397	$3,264,471

(a)	Payments were calculated as follows: (i) $60.75 for each vested and unvested RSU, DEU, and performance unit outstanding on October 4, 2007, and (ii) $60.75 less the strike price for each share option outstanding on October 4, 2007.

(b)	This amount equals 75% of the 2006 RSU award made to the Named Executive Officer.

(c)	This amount represents the value of DEUs that would have been earned on the deemed 2007 RSU award.
GRANTS OF PLAN BASED AWARDS
     The following table sets forth information with respect to plan-based awards granted in or for 2007 to the Named Executive Officers. The “Estimated Possible Payouts under Non-Equity Incentive Plan Awards” column in the table reflects the target, target plus and high amounts that Messrs. Freeman and Mueller and Ms. Brower were eligible to earn as an annual cash bonus for 2007. The “Estimated Possible Payouts under Equity Incentive Plan Awards” column in the table reflects the threshold, target and high amounts that Messrs. Sellers, Freeman and Mueller and Ms. Brower were eligible to earn as an annual RSU award for 2007. See “Compensation Discussion and Analysis – Historical Criteria for Awards – Annual and Long Term Incentives – Cash Bonus and RSU Grants for 2006.” The “All Other Stock Awards” column reflects the RSUs awarded on February 23, 2007 as part of each officer’s compensation for 2006. Information regarding the performance units awarded under our special long-term incentive program on October 4, 2005 is included in “Compensation Discussion and Analysis – Historical Criteria for Awards – Annual and Long Term Incentives – Performance Units–Special Long Term Incentive Program.”

								All Other
		Estimated Possible Payouts Under Non-			Estimated Possible Payouts Under			Stock Awards:
		Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards(1)			Number of	Grant Date
		Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock	Fair Value of
Name	Grant Date	($)	($)	($)	($)	($)	($)	or Units (#)(2)	Award ($)(3)
Mr. Sellers	—				1,207,500	2,415,000	3,622,500
	2/23/07							68,567	3,125,284
	10/5/07							4,800		(4)
	10/5/07							100		(4)
	10/5/07							100		(4)
	10/5/07							100		(4)

Mr. Freeman	—	360,000	480,000	640,000	525,000	840,000	1,155,000
	2/23/07							22,492	1,025,185

Mr. Mueller	—	315,000	475,000	635,000	355,000	710,000	1,070,000
	2/23/07							17,885	815,198

Ms. Brower	—	180,000	245,000	310,000	157,500	262,500	367,500
	2/23/07							7,115	324,302

Mr. Neely	2/23/07							14,261	650,016

(1)	These columns consist of the potential annual cash bonus awards and annual stock awards under our Long Term Incentive Plan for fiscal 2007 pursuant to the performance levels established by the Compensation Committee in October 2005 and, for Mr. Mueller, in mid-2006. For cash awards, the “Threshold,” “Target,” and “Maximum” columns represent the amounts payable when the “Target,” “Target Plus,” and “High” performance, respectively, is met, as described in “Compensation Discussion & Analysis — Historical Criteria for Awards – Annual and Long Term Incentives – Cash Bonus and RSU Grants for 2006.” For stock awards, the “Threshold,” “Target,” and “Maximum” columns represent the amounts payable when the “Threshold,” “Target,” and “High” performance, respectively, is met, as described in “Compensation Discussion & Analysis — Historical Criteria for Awards – Annual and Long Term Incentives – Cash Bonus and RSU Grants for 2006.” Two additional performance levels, Threshold Plus, and Target Plus, for the stock awards are not reflected in this table, but are described in “Compensation Discussion & Analysis — Historical Criteria for Awards – Annual and Long Term Incentives – Cash Bonus and RSU Grants for 2006.” Actual cash bonus amounts received for fiscal 2007 are discussed in “Compensation Discussion & Analysis After October 5, 2007 – Compensation Objectives, Elements of Compensation, Criteria for Award.” The Named Executives Officers received cash payments in lieu of 2007 RSU awards, which are discussed in “Compensation Related to the October 5, 2007 Merger” and “Compensation Discussion & Analysis After October 5, 2007 – Compensation Objectives, Elements of Compensation, Criteria for Award.”

(2)	Reflects the RSU awards made on February 3, 2007 pursuant to the Company’s Long Term Incentive Plan for performance in 2006. The Compensation Committee approved the performance levels for these awards on October 4, 2005. These RSU awards were to vest ratably on December 4, 2007, December 4, 2008 and December 4, 2009. All RSUs vested in connection with the Merger and the holders received $60.75 per RSU.

(3)	Through 2006, the grant date fair value on grants made under the Long-Term Incentive Plan was defined as the closing price of Archstone-Smith Common Shares on the New York Stock Exchange on the business day immediately preceding the grant date. Beginning January 1, 2007, the grant date fair value was defined as the closing price of Archstone-Smith Common Shares on the New York Stock Exchange on the date of grant. The relevant closing price for grants made on February 23, 2007 was $53.05.

(4)	Pursuant to his employment agreement, Mr. Sellers was awarded 4,800 Class C Units in Tishman Speyer Archstone-Smith Multifamily Participants, L.L.C, an affiliate of the Venture, and 100 Class B Units in each of Tishman Speyer Archstone-Smith Junior Mezz Borrower, L.P., Tishman Speyer Archstone-Smith Parallel Guarantor, L.P., Tishman Speyer Archstone-Smith Parallel Guarantor, I L.P., and Tishman Speyer Archstone-Smith Parallel Guarantor II, L.P. The Class B Units and Class C Units were issued on October 5, 2007. There is no public market for these units, which has made it difficult for the company to complete as of the filing date the calculations required to establish a grant date fair value. Furthermore, such units were issued by the Venture or affiliates rather than Archstone.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information with respect to outstanding equity awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards			Stock Awards
				Number			Equity Incentive
				of Shares		Equity Incentive	Plan Awards:
	Number of			or Units		Plan Awards:	Market or Payout
	Securities			of Stock	Market value	Number of	value of
	Underlying			that have	of Shares or	Unearned Shares,	Unearned Shares,
	Unexercised	Option	Option	Not	Units of Stock	Units or Other	Units or Other
	Options (#)	Exercise	Expiration	Vested	that have not	Rights that have	Rights that have
Officer	Exercisable	Price ($)	Date	(#)	Vested ($)	not Vested (#)	not Vested ($)
Mr. Sellers						4,800		(1)
Mr. Sellers						100		(1)
Mr. Sellers						100		(1)
Mr. Sellers						100		(1)

(1)	Pursuant to his employment agreement, Mr. Sellers was awarded 4,800 Class C Units in Tishman Speyer Archstone-Smith Multifamily Participants, L.L.C, an affiliate of the Venture, and 100 Class B Units in each of Tishman Speyer Archstone-Smith Junior Mezz Borrower, L.P., Tishman Speyer Archstone-Smith Parallel Guarantor, L.P., Tishman Speyer Archstone-Smith Parallel Guarantor, I L.P., and Tishman Speyer Archstone-Smith Parallel Guarantor II, L.P. The Class B Units and Class C Units were issued on October 5, 2007. There is no public market for these units, which has made it difficult for the company to complete as of the filing date the calculations required to establish a grant date fair value. Furthermore, such units were issued by the Venture or affiliates rather than Archstone.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth information with respect to the exercise of stock options during 2007, and the vesting of restricted stock as of December 31, 2007 by the Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares
	Acquired on	Exercise	Acquired on Vesting	Value Realized on
Officer	Exercise (#)(1)	($)(1)	(#)(2)	Vesting ($)(2)
Mr. Sellers	218,354	$8,223,212	302,380	$18,369,585
Mr. Freeman	—	—	94,421	$5,736,076
Mr. Mueller	56,962	$2,145,189	74,355	$4,517,066
Ms. Brower	32,761	$1,273,453	28,762	$1,747,292
Mr. Neely	—	—	40,679	$2,471,256

(1)	The share options included in this column became fully vested in connection with the Merger; valuation is based on the product of the number of shares subject to the option and the excess, if any, of $60.75 per share, over the exercise price per share of the option.

(2)	This column includes the value of all performance units, RSUs and DEUs that were vested, or became fully vested, in connection with the Merger. The amounts paid for performance units is described above in “Compensation Related to October 5, 2007 Merger.” The valuation included in the table below for RSUs and DEUs is based on a redemption price of $60.75 per RSU or DEU.

Officer	RSUs	DEUs	Total RSU/DEUs	Value Realized
Mr. Sellers	130,377	995	131,372	$7,980,872
Mr. Freeman	42,693	1,095	43,788	$2,660,109
Mr. Mueller	33,958	519	34,477	$2,094,486
Ms. Brower	13,557	205	13,762	$836,013
Mr. Neely	40,287	392	40,679	$2,471,256
The foregoing table also includes the following DEUs that became vested on January 1, 2007, with the values indicated based on the December 29, 2006 closing price of Archstone-Smith Common Shares of $58.21: Mr. Mueller, 701 units, valued at $40,781; Ms. Brower, 10,190 units valued at $593,160; and Mr. Neely, 901 units valued at $52,437.

NON-QUALIFIED DEFERRED COMPENSATION
     As described in more detail in “Compensation Discussion and Analysis Prior to October 5, 2007 Merger — Other Compensation Features – Deferred Compensation”, our Named Executive Officers could elect to participate in our Deferred Compensation Plan until the Merger, at which time the Deferred Compensation Plan was terminated. The Named Executive Officers could elect to defer payment of up to 75 percent of base salary, 90 percent of cash bonuses and certain amounts which could not be contributed to our 401(k) Plan due to Internal Revenue Code limitations. We did not match contributions made by any employee, including the Named Executive Officers, to the Deferred Compensation Plan. Deferrals could be made to the Deferred Compensation Plan from cash compensation paid in the form of current base salary, annual cash bonuses, and excess 401(k) Plan contributions. In addition, RSUs and DEUs that had been awarded to a Named Executive Officer could, upon vesting, be deferred to the Deferred Compensation Plan either in the form of RSUs and DEUs or the cash equivalent. Cash equivalents are subject to FICA taxation prior to transfer into the Deferred Compensation Plan. All amounts deferred represent cash compensation earned in 2007 and DEUs which vested in 2007. The following table sets forth information with respect to non-qualified deferred compensation of the Named Executive Officers as of December 31, 2007.

	Executive Contributions in			Aggregate Earnings in			Aggregate Balance at Last FYE ($)
	Last FY ($)			Last FY ($)		Aggregate	Aggregate	Aggregate
	Deferred	Deferred	Registrant	Deferred	Deferred	Withdrawals/	Deferred	Deferred	Aggregate
	Stock	Cash	Contributions in	Stock	Cash	Distributions	Stock	Cash	Balance of
Name	Awards(1)	Amounts(2)	Last FY ($)	Awards(1)	Amounts(3)	($)(4)	Awards	Amounts	all Deferrals
Mr. Sellers	—	$5,328	$0	—	$1,036,980	$12,717,612	$0	$0	$0
Mr. Freeman	—	—	$0	—	$145,075	2,632,060	$0	$0	$0
Mr. Mueller	—	—	$0	—	$123,629	1,221,215	$0	$0	$0
Ms. Brower	—	$105,017	$0	—	$115,101	1,827,023	$0	$0	$0
Mr. Neely	—	$38,623	$0	—	$59,353	646,056	$0	$0	$0

(1)	None of the Named Executive Officers deferred any RSUs or DEUs into the Deferred Compensation Plan during 2007.

(2)	This column includes amounts deferred by Mr. Sellers from the refund of excess 401(k) contributions; by Ms. Brower from her salary, cash bonus, the quarterly cash settlement of RSUs, and the refund of excess 401(k) contributions; and Mr. Neely from his salary, quarterly cash payments on RSUs, and the refund of excess 401(k) contributions. All of the foregoing amounts are included in the Summary Compensation Table under “All Other Compensation”.

(3)	Includes earnings or losses on mutual fund investments.

(4)	Withdrawals for 2007 represent the amounts paid to each Named Executive Officer in connection with the termination of the Deferred Compensation Plan as of the Merger on October 5, 2007.

ARCHSTONE
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The members of the Compensation Committee and the Series I Trust Compensation Committee are set forth under “Compensation Discussion and Analysis – Introduction.” The Series I Trust Compensation Committee consists of Mr. Augarten. Mr. Augarten has not served as an officer of the Company or any of its subsidiaries. Except as described under “Certain Relationships and Related Transactions,” no member of the Series I Trust Compensation Committee or the Compensation Committee prior to the Merger, has or had any other business relationship or affiliation with the Company or any of its subsidiaries (other than his or her service as a Trustee).
COMPENSATION COMMITTEE REPORT
     Series I Trust Compensation Committee, has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the Series I Trust Board approved the inclusion of the Compensation and Discussion Analysis in the Company’s Annual Report for 2007.
David Augarten
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     None of our securities are authorized for issuance in connection with any equity compensation plan.
     None of the Trustees of Series I Trust and none of our executive officers hold any of our securities. The following table sets forth, as of March 20, 2008, the beneficial ownership of Common Units for each person known to us to have been the beneficial owner of more than five percent of the outstanding Common Units. The address for each of the listed beneficial owners is 9200 E. Panorama Circle, Englewood, Colorado. All of the Common Units are pledged as collateral for the Tranche A Term Loan and the Tranche B Term Loan.

	Number of Common Units	Percentage of all
Name of Beneficial Owner	Beneficially Owned	Common Units
Series I Trust	7,444,435	18.81%
Series II LLC	25,202,745	63.70%
Series III LLC	6,917,971	17.49%

TOTAL	39,565,151	100%

     See “Item 11. Executive Compensation” for information regarding change of control provisions.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Shareholders’ Agreement
     In connection with our merger with the Smith Partnership in 2001, we entered into a Shareholders’ Agreement with Robert H. Smith and Robert P. Kogod, pursuant to which Robert H. Smith, Robert P. Kogod and Ernest A. Gerardi, Jr. became members of the Archstone-Smith Board. In accordance with the Shareholders’ Agreement, throughout Mr. Smith’s employment with us he was entitled to receive an annual minimum salary of $300,000 and an annual minimum bonus of $150,000. Throughout Mr. Kogod’s employment with us he was entitled to receive an annual minimum salary of $100,000. In addition, during each year of his employment with us, Mr. Smith was entitled to receive options to purchase not less than 100,000 of our Common Shares. The Shareholders’ Agreement terminated on October 5, 2007.
Related Party Transaction Policy
     The Archstone-Smith Board adopted a written policy for the approval of all “related person” transactions that remain applicable to us. Under this policy, “related persons” include trustees, executive officers, immediate family members of trustees and executive officers, certain entities in which a trustee, executive officer, or one of the immediate family members is employed, is a principal or owns a controlling interest, charities in which a trustee, executive officer or one of the immediate family members is employed or is on the managing board, and

ARCHSTONE
shareholders who held more than 5% of Archstone-Smith’s Common Shares upon conversion of their Units. Other than certain pre-approved transactions described in the policy, any transaction in which we are a participant and in which any related person (other than a shareholder) has a material interest having a value in excess of $120,000 must be reviewed and approved by the Archstone-Smith Board’s Audit Committee (now the Series I Trust Board’s Audit Committee).
Related Party Transactions
     On April 8, 2002, we entered into an Office Space Easement and Cost Sharing Arrangement with CESM, Inc. and others. CESM, Inc. is controlled by, Mr. Smith and Mr. Kogod, who were trustees of Archstone-Smith until October 5, 2007.  During 2007, CESM, Inc. paid to us a total of $23,325 for office services provided by us to CESM, Inc. and $26,607 for certain employee expenses. For that same period, we paid to CESM, Inc. $200,720 for a portion of the rent due for the executive suites that CESM, Inc. leases and that was utilized by Mr. Smith and Mr. Kogod while working for us and $35,771 for certain employee expenses to support Mr. Smith and Mr. Kogod. Messrs. Smith and Kogod ceased to be related persons on October 5, 2007.
     Affiliates of the lenders under the Master Credit Facility, the Fannie Mae Mezzanine Lenders and the Freddie Mac Mezzanine Lenders hold limited partnership interests in the Venture and an affiliate of Lehman Brothers Inc. holds a limited partnership interest in the general partner of the Venture. We have paid fees of approximately $216 million to the Buyer Parties and the lenders under the Master Credit Facility in connection with the Merger. As of December 31, 2007 and March 20, 2008, respectively, there was a total of $5.6 billion and $5.6 billion, respectively, outstanding under the Master Credit Facility, the Fannie Mae Mezzanine loans and the Freddie Mac Mezzanine loans. Through December 31, 2007, we paid $76.8 million in interest and $237.7 million in principal under these facilities. Please refer to “Item 15. Financial Statements – Note 8 – Borrowings” for a description of the terms.
     The lease for our corporate office, which was negotiated prior to the Merger, is with an affiliate of Tishman Speyer. For the period from October 5, 2007 through December 31, 2007 we paid $463,918 in rent to that affiliate.
     We have intercompany transactions with affiliated entities and record a receivable from affiliated entities when they borrow from Archstone or we pay billings on their behalf. We charge interest on balances owned by affiliates to Archstone at the same rate that we are paying and therefore do not recognize any profit from our affiliated entities. As of December 31, 2007, there was an aggregate of $393.8 million outstanding under all such transactions. Furthermore, Archstone’s employees render services for affiliated entities where Archstone is reimbursed based on an estimate of the allocable cost. We also record a payable to our affiliates when we receive funds on the affiliated entity’s behalf or the affiliate pays bills on our behalf. As of December 31, 2007 there was an aggregate of $256.7 million outstanding under such transactions.
     Our Chief Executive Officer has entered into an employment agreement which includes equity awards granted by the Venture or affiliated entities. Please refer to “Item 11. Executive Compensation – Employment Agreement with R. Scot Sellers.”
Pre-Merger Trustee Independence
     The Archstone-Smith Board undertook its annual review of trustee independence in March 2007. In determining independence, the Archstone-Smith Board affirmatively determined whether Trustees had any “material relationship” with Archstone-Smith. When assessing the “materiality” of a Trustee’s relationship with Archstone-Smith, the Board considered, among other things, the independence standards set forth in the New York Stock Exchange corporate governance listing standards (including the special requirements for members of the Audit Committee) and all other relevant facts and circumstances, not merely from the Trustee’s standpoint, but from that of the persons or organizations with which the Trustee had an affiliation, including transactions and relationships between each Trustee or any member of his or her immediate family and Archstone-Smith and its subsidiaries and affiliates, between Trustees or their affiliates and members of Archstone-Smith’s senior management or their affiliates and those items reported under “Certain Relationships and Transactions”. The Board also examined the frequency or regularity of the services underlying any such transactions, whether the services were being carried out at arm’s length in the ordinary course of business and whether the services were being provided substantially on the same terms to Archstone-Smith as those prevailing at the time from unrelated parties for comparable transactions. Material relationships can include certain commercial, banking, industrial, consulting, legal, accounting, charitable and familial relationships. During the Archstone-Smith Board’s review of independence of Trustees, the Board

ARCHSTONE
examined the relationships each of the Trustees had with Archstone-Smith and any of its affiliates and affirmatively determined, based on that examination and the criteria described above, that each of Ms. Gillis and Messrs. Cardwell, Demeritt, Gerardi, Holmes, Polk, Richman and Schweitzer had no material relationship with Archstone-Smith and each was “independent” in accordance with the applicable corporate governance listing standards of the New York Stock Exchange. The Board also determined that Messrs. Sellers, Smith and Kogod were not “independent”, because of their employment with Archstone-Smith.
Post-Merger Trustee Independence
     Effective as of October 5, 2007, Series I Trust and the Trustee of Series I Trust are not independent.
Item 14. Principal Accounting Fees and Services
     The Audit Committee has selected KPMG LLP, certified public accountants, to serve as the auditors of our books and records for the coming year. KPMG LLP has served as our auditors since 1980.
     The fees billed by KPMG LLP in 2007 and 2006 for services provided to Archstone-Smith were as follows:

	2007	2006
Audit Fees(1)	$1,735,450	$1,459,722
Audit-Related Fees(2)	185,000	202,421
Tax Fees(3)	341,861	93,508
All Other Fees(4)	—	—

TOTAL	$2,262,311	$1,755,651

(1)	“Audit Fees” are the aggregate fees billed by KPMG LLP for professional services rendered for the audit of Archstone-Smith’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and the reviews of the financial statements included in Archstone-Smith’s quarterly reports on Form 10-Q during 2007 and 2006. These fees include fees billed in connection with KPMG LLP’s analysis of the effectiveness of our internal controls. “Audit Fees” for 2006 also includes amounts billed relating to our international operations, which totaled $96,622. In addition, “Audit Fees” includes amounts billed for registration statements filed and related comfort letters and consents amounting to $45,490 and $96,300 in 2007 and 2006, respectively.

(2)	“Audit-related fees” include fees billed for assurance and related services that are reasonably related to the performance of the audit and not included in the “audit fees” described above, including audits of joint ventures and unconsolidated and consolidated subsidiaries.

(3)	“Tax Fees” are fees billed by KPMG LLP in either 2007 or 2006 for tax services, including tax compliance, tax advice or tax planning.

(4)	“All Other Fees” are fees billed by KPMG LLP in 2007 or 2006 that are not included in the above classifications.
     All services provided by KPMG LLP in 2007 and 2006 were permissible under applicable laws and regulations and have been, pre-approved by the Archstone-Smith Audit Committee. All audit and permissible non-audit services are pre-approved by the Archstone-Smith Audit Committee or fall within guidelines that have been pre-approved by the Archstone-Smith Audit Committee. In particular, the Archstone-Smith Audit Committee approved the engagement of KPMG LLP for non-audit services, consisting of certain specified tax-related services during 2005, 2006 and 2007, provided that the fees for these services did not exceed $400,000 in the aggregate or $100,000 for any one service.

ARCHSTONE
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Schedules:
1. Financial Statements
See Index to Financial Statements and Schedules on page 83 of this report, which is incorporated herein by reference.
2. Financial Statement Schedules:
See Schedule III on page 127 of this report, which is incorporated herein by reference.
See Schedule IV on page 129 of this report, which is incorporated herein by reference.
All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
3. Exhibits
See Index to Exhibits on page 142 of this report, which is incorporated herein by reference.
(b) Exhibits:
The Exhibits required by Item 601 of Registration S-K are listed in the Index to Exhibits on page 141 of this Annual Report, which is incorporated herein by reference.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	84
Consolidated Balance Sheets as of December 31, 2007 and 2006	85
Consolidated Statements of Operations for the periods January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007 and years ended December 31, 2006 and 2005	86
Consolidated Statements of Unitholders’ Equity, Other Common Unitholders’ Interest, Preferred Units and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	87
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	88
Notes to Consolidated Financial Statements	89
Report of Independent Registered Public Accounting Firm on Supplementary Information	126
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007	127
Schedule IV – Mortgage Loans on Real Estate as of December 31, 2007	129
Signatures	130
Index to Exhibits
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
The Trustee of Archstone and the Board of Trustees of the Trustee
     We have audited the consolidated balance sheet of Archstone and subsidiaries (Successor) as of December 31, 2007 and the consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries (Predecessor) as of December 31, 2006, and the related consolidated statements of operations, unitholders’ equity, other common unitholders’ interest, preferred units and comprehensive income (loss) of the Successor for the period October 5, 2007 through December 31, 2007 and of the Predecessor for the period January 1, 2007 through October 4, 2007 and for the years ended December 31, 2006 and 2005, and the related consolidated and combined statement of cash flows of the Successor and the Predecessor for the year ended December 31, 2007 and the related consolidated statements of cash flows of the Predecessor for the years ended December 31, 2006 and 2005. These consolidated and combined financial statements are the responsibility of Archstone and subsidiaries management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
     In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial positions of the Successor as of December 31, 2007 and of the Predecessor as of December 31, 2006, and the results of the Successor’s operations for the period October 5, 2007 through December 31, 2007 and the results of the Predecessor’s operations for the period January 1, 2007 through October 4, 2007 and for the years ended December 31, 2006 and 2005, and the cash flows of the Successor and Predecessor for the year ended December 31, 2007 and of the Predecessor for the years ended December 31, 2006 and 2005, in conformity with U.S. Generally Accepted Accounting Principles.
/s/ KPMG LLP
Denver, Colorado
March 31, 2008

ARCHSTONE
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	Successor	Predecessor
	December 31,	December 31,
	2007	2006
ASSETS
Real estate	$14,680,182	$12,967,709
Real estate — held for sale	388,890	219,931
Less accumulated depreciation	77,384	957,146

	14,991,688	12,230,494
Investments in and advances to unconsolidated entities	297,113	235,323

Net real estate investments	15,288,801	12,465,817
Cash and cash equivalents	22,422	48,655
Restricted cash	579,097	319,312
Due from affiliated entities	393,841	—
Other assets	870,498	425,343

Total assets	$17,154,659	$13,259,127

LIABILITIES AND UNITHOLDERS’ EQUITY

Liabilities:

Revolving credit facilities	$60,000	$84,723
Long-term Unsecured Debt	—	3,339,462
Long-term Unsecured Debt – held for sale	—	16,237
Term Loan – International	—	235,771
Term loan – domestic	4,591,822	—
Property mortgages payable	9,194,835	2,743,081
Property mortgages payable — held for sale	17,813	33,153
Due to affiliated entities	256,666	—
Accounts payable	25,690	71,967
Accrued expenses and other liabilities	488,945	432,395

Total liabilities	14,635,771	6,956,789

Series O and other Preferred Units (3,878,131 units, Liquidation value of $61.75 per unit)	235,944	—
Other common unitholders’ interest, at redemption value (A-1 Common Units: 29,514,128 in 2006)	—	1,718,017

Unitholders’ equity (450,000,000 units authorized):
Perpetual Preferred Units (Liquidation value of $103,830 per unit)	50,000	50,000
Common unitholders’ equity (39,565,151 units in 2007 and 220,147,167 units in 2006)	2,635,056	4,530,801
Accumulated other comprehensive income	5,906	3,520
Retained deficit	(408,018)	—

Total unitholders’ equity	2,282,944	4,584,321

Total liabilities and unitholders’ equity	$17,154,659	$13,259,127

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,	December 31,
	2007	2007	2006	2005
Revenues:
Rental revenues	$213,777	$644,330	$682,415	$457,825
Other income	41,494	45,831	77,410	56,030

	255,271	690,161	759,825	513,855

Expenses:
Rental expenses	49,024	157,452	163,195	106,657
Real estate taxes	27,324	62,263	62,627	41,983
Depreciation on real estate investments	162,427	166,896	177,264	115,997
Interest expense	255,709	166,528	161,231	75,968
General and administrative expenses	24,160	60,605	68,188	58,604
Other expenses	4,689	40,768	17,705	53,276

	523,333	654,512	650,210	452,485

Earnings (loss) from operations	(268,062)	35,649	109,615	61,370
Income (loss) from unconsolidated entities	(7,680)	(5,294)	36,316	22,432
Other non-operating income (loss)	(124,460)	25,531	2,338	28,807

Net earnings (loss) before discontinued operations	(400,202)	55,886	148,269	112,609
Net earnings (loss) from discontinued operations	(7,816)	714,831	686,806	588,895

Net earnings (loss)	(408,018)	770,717	835,075	701,504

Preferred Unit Distributions	-0-	(2,917)	(3,829)	(4,572)
Undeclared and unaccrued Preferred Unit Distributions	(5,457)	-0-	-0-	-0-

Net earnings attributable to Common Units — Basic	$(413,475)	767,800	831,246	696,932

Interest on Convertible Debt		20,216	11,139	—

Net earnings attributable to Common Units — Diluted		$788,016	$842,385	$696,932

Weighted average Common Units outstanding:
Basic		250,223	248,314	231,642

Diluted		260,026	253,308	232,608

Net earnings per Common Units — Basic:
Net earnings before discontinued operations		$0.21	$0.58	$0.47
Discontinued operations, net		2.86	2.77	2.54

Net earnings		$3.07	$3.35	$3.01

Net earnings per Common Unit — Diluted:
Net earnings before discontinued operations		$0.21	$0.58	$0.47

Discontinued operations, net		2.82	2.75	2.53

Net earnings		$3.03	$3.33	$3.00

Distributions paid per Common Unit		$0.9050	$1.74	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE
CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY, OTHER COMMON
UNITHOLDERS’ INTEREST, PREFERRED UNITS AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Perpetual
	Preferred
	Units at			Accumulated		Other
	Aggregate	Common		Other	Total	Common	Series O
	Liquidation	Unitholders’	Retained	Comprehensive	Unitholders’	Unitholders’	Preferred
	Preference	Equity	Deficit	Earnings (Loss)	Equity	Interest	Units	Total
Balances at December 31, 2004	$69,522	$3,638,729	—	$(4,425)	$3,703,826	$885,400	—	$4,589,226
Comprehensive income:
Net earnings	—	616,172	—	—	616,172	85,332	—	701,504
Change in fair value of cash flow hedges	—	—	—	4,211	4,211	—	—	4,211
Change in fair value of marketable securities	—	—	—	(1,214)	(1,214)	—	—	(1,214)
Foreign currency exchange translation	—	—	—	(292)	(292)	—		(292)

Comprehensive income attributable to Common Units								704,209

Preferred Unit distribution		(4,572)	—	—	(4,572)	—	—	(4,572)
Common Unit distributions	—	(353,623)	—	—	(353,623)	(43,843)	—	(397,466)
A-1 Common Units converted into A-2 Common Units	—	8,415	—	—	8,415	(8,415)	—	—
A-2 Common Unit repurchases		(56,495)	—	—	(56,495)	—	—	(56,495)
Preferred Unit repurchases	(19,522)	—	—	—	(19,522)	—	—	(19,522)
Exercise of Options	—	41,566	—	—	41,566	—	—	41,566
Issuance of A-1 Common Units under Compensation Plans	—	14,670	—	—	14,670	—	—	14,670
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	—	408,292	—	408,292
Issuance of A-2 Common Units		491,398	—	—	491,398	—	—	491,398
Adjustment to redemption value	—	(93,725)	—	—	(93,725)	93,725	—	—
Other, net	—	(2,516)	—	—	(2,516)	—	—	(2,516)

Balances at December 31, 2005	$50,000	$4,300,019	—	$(1,720)	$4,348,299	$1,420,491	—	$5,768,790
Comprehensive income:
Net earnings	—	727,434	—	—	727,434	107,641	—	835,075
Change in fair value of cash flow hedges	—	—	—	1,058	1,058	—	—	1,058
Change in fair value of marketable securities	—	—	—	1,638	1,638	—	—	1,638
Foreign currency exchange translation	—	—	—	2,544	2,544	—	—	2,544

Comprehensive income attributable to Common Units								840,315

Preferred Unit distribution		(3,829)	—	—	(3,829)	—	—	(3,829)
Common Unit distributions	—	(377,513)	—	—	(377,513)	(55,079)	—	(432,592)
A-1 Common Units converted into A-2 Common Units	—	143,404	—	—	143,404	(143,404)	—	—
Issuance of Common Units under Dividend Reinvestment Plan	—	27,100	—	—	27,100	—	—	27,100
Exercise of Options	—	27,716	—	—	27,716	—	—	27,716
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	—	81,401	—	81,401
Accrual of equity-classified awards under Compensation Plans	—	10,681	—	—	10,681	—	—	10,681
Adjustment to redemption value	—	(306,967)	—	—	(306,967)	306,967	—	—
Other, net	—	(17,244)	—	—	(17,244)	—	—	(17,244)

Balances at December 31, 2006	$50,000	$4,530,801	—	$3,520	$4,584,321	$1,718,017	—	$6,302,338
Comprehensive income:
Net earnings	—	686,371	—	—	686,371	84,346		770,717
Change in fair value of cash flow hedges	—	—	—	(60)	(60)	—	—	(60)
Reclassification adjustment for realized net gains on marketable securities	—	—	—	(1,794)	(1,794)	—	—	(1,794)
Change in fair value of marketable securities		—	—	(14)	(14)	—	—	(14)
Foreign currency exchange translation	—	—	—	8,263	8,263	—	—	8,263

Comprehensive income attributable to Common Units								777,112

Preferred Unit distribution	—	(2,917)	—	—	(2,917)	—	—	(2,917)
Common Unit distributions	—	(202,471)	—	—	(202,471)	(25,397)	—	(227,868)
A-1 Common Units converted into A-2 Common Units	—	55,378	—	—	55,378	(55,378)	—	—
Issuance of Common Units under Dividend Reinvestment Plan	—	20,493	—	—	20,493	—	—	20,493
Exercise of Options		11,489	—	—	11,489			11,489
Issuance of A-1 Common Units in exchange for real estate	—	—	—	—	—	1,067	—	1,067
Accrual of equity-classified awards under Compensation Plans	—	7,882	—	—	7,882			7,882
Adjustment to redemption value	—	69,810	—	—	69,810	(69,810)	—	—
Common Unit Redemptions	—	—	—	—	—	(1,416,901)	—	(1,416,901)
Other, net	—	9,612	—	—	9,612	—	—	9,612

Balances at October 4, 2007	$50,000	$5,186,448	—	$9,915	$5,246,363	$235,944	—	$5,482,307
Reclassification in connection with the Merger	—	(2,551,392)	—	(9,915)	(2,561,307)	(235,944)	235,944	(2,561,307)
Comprehensive income:
Net loss	—	—	(408,018)	—	(408,018)	—	—	(408,018)
Foreign currency exchange translation	—	—	—	5,906	5,906	—	—	5,906

Comprehensive (loss) attributable to Common Units								(402,112)

Balances at December 31, 2007	$50,000	$2,635,056	$(408,018)	$5,906	$2,282,944	$—	$235,944	$2,518,888

The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Combined
	Successor and
	Predecessor	Predecessor
	Year Ended	Year Ended	Year Ended
	December	December	December
	31, 2007	31, 2006	31, 2005
Operating activities:
Net earnings	$362,699	$835,075	$701,504
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	389,759	302,495	252,174
Gains on dispositions of depreciated real estate	(647,208)	(602,915)	(524,684)
Gains on sale of marketable equity securities	(1,867)	(1,673)	(27,948)
Provisions for possible loss on investments	7,490	4,328	9,803
Gains on sale of International Fund shares	(13,145)	—	—
Foreign currency gains on International investments	(15,221)	—	—
Unrealized losses on derivatives	130,176	—	—
Equity in earnings from unconsolidated entities	16,168	(6,118)	6,605
Interest accrued on Mezzanine loans	(4,587)	(9,781)	(5,224)
Change in other assets	(199,624)	(14,786)	7,132
Change in accounts payable, accrued expenses and other liabilities	368,652	49,067	7,663
Other, net	18,063	(18,264)	(13,006)

Net cash flow provided by operating activities	411,355	537,428	414,019

Investing activities:
Real estate investments, net	(2,318,291)	(2,216,598)	(2,016,573)
Purchase of DeWAG net of cash acquired of $20,364	—	(252,428)	—
Change in investments in unconsolidated entities, net	(43,464)	(76,366)	(10,991)
Proceeds from disposal of International Fund shares	98,857	—	—
Change in investment in International Fund	72,124	—	—
Proceeds from dispositions	1,995,941	1,888,341	1,538,839
Change in restricted cash	198,236	175,962	(375,179)
Change in notes receivable, net	(44,051)	(82,414)	(98,909)
Proceeds from notes receivable	89,300	46,081	36,654
Other, net	(33,995)	11,158	(38,462)

Net cash flow provided by (used in) investing activities	14,657	(506,264)	(964,621)

Financing activities:
Proceeds from Long-Term Unsecured Debt	5,204,448	859,385	695,724
Payments on Long-Term Unsecured Debt	(3,552,067)	(51,250)	(251,250)
Principal repayment of mortgages payable, including prepayment penalties	(1,380,231)	(324,700)	(500,963)
Regularly scheduled principal payments on mortgages payable	(11,058)	(12,949)	(15,067)
Proceeds from Unsecured Loans – International	142,657	272,792	—
Principal repayments on Unsecured Loans – International	(378,428)	(37,021)	—
Proceeds from mortgage notes payable	9,832,621	—	33,807
Proceeds from (payments on) unsecured credit facilities, net	80,914	(309,855)	375,578
Change in amounts due from affiliated entities	1,191,706	—	—
Change in interest receivable from funds in escrow	(9,467)	—	—
Change in restricted cash	(486,949)	—	—
Proceeds from issuance of A-2 Common Units, net	—	—	491,398
Proceeds from Common Units issued under DRIP and employee stock options	29,933	57,773	41,566
Repurchase of Common Units and Preferred Units	(14,949,328)	—	(56,495)
Repurchase of Series E and F Perpetual Preferred Units	—	—	(19,522)
Cash distributions paid on Common Units	(227,868)	(432,592)	(417,267)
Cash distributions paid on Preferred Units	(2,916)	(3,829)	(4,572)
Equity Contribution	4,886,552	—	—
Transaction costs related to the Merger	(697,040)	—	—

Termination of the Long Term Incentive Plan in connection with the Merger	(134,626)	—	—
Other, net	8,902	(13,901)	(11,952)

Net cash flow provided by (used in) financing activities	(452,245)	3,853	360,985

Net change in cash and cash equivalents	(26,233)	35,017	(189,617)
Cash and cash equivalents at beginning of period	48,655	13,638	203,255

Cash and cash equivalents at end of period	$22,422	$48,655	$13,638

These consolidated statements of cash flows combine cash flows from discontinued operations with cash flows from continuing operations. See Note 17 for supplemental information on non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

ARCHSTONE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(The glossary included in this Annual Report is hereby incorporated by reference)
(1) Description of Business and Summary of Significant Accounting Policies
Business
     Archstone’s business is focused primarily on creating value for our unitholders by acquiring, developing, redeveloping and operating apartments in markets characterized by protected locations with limited land for new housing construction, expensive single-family home prices, and a strong, diversified economic base with significant employment growth potential. As used herein, references to “Archstone,” the “Operating Trust”, “Company,” “company, “we” or “us” refer to Archstone (formerly Archstone-Smith Operating Trust), a Maryland real estate investment trust, organized in 2001.
Consummation of Merger
     As of October 4, 2007 approximately 89.5% of our outstanding Common Units were owned by Archstone-Smith and the remaining 10.5% of the outstanding Common Units were owned by minority interest holders. Archstone-Smith was a publicly traded equity REIT organized under the laws of the State of Maryland.
     On May 29, 2007, Archstone-Smith announced it had signed the Merger Agreement, whereby both Archstone-Smith and Archstone would be acquired by the Buyer Parties. The transactions contemplated by the Merger Agreement were consummated on October 4 and 5, 2007. As a result of the transactions contemplated by the Merger Agreement, the sole trustee of Archstone, effective as of October 5, 2007, is Series I Trust, which along with Series II LLC and Series III LLC owns 100% of Archstone’s outstanding Common Units.
     Under the terms of the Merger Agreement, all outstanding Common Shares of Archstone-Smith were acquired by Series I Trust, Series II LLC and Series III LLC for $60.75 in cash, without interest and less applicable withholding taxes, for each Common Share issued and outstanding immediately prior to the effective time of the Merger. With respect to the outstanding Series I Preferred Shares, the Buyer Parties elected to replace them with substantially identical Series I Preferred Shares of Series I Trust.
     As part of the transaction, Archstone merged on October 4, 2007 with River Trust Acquisition (MD), LLC, a subsidiary of the Buyer Parties. A total of 39.6 million Common Units remain outstanding. Approximately 3.9 million A-1 Common Units, held by less than 300 holders, were converted into newly issued Series O Preferred Units, whereas holders of approximately 22.2 million A-1 Common Units elected to exchange their A-1 Common Units for cash consideration of $60.75 without interest and less applicable withholding taxes. Each Series O Preferred Unit has a redemption price of $60.75 and bears cumulative preferential distributions payable quarterly at an annual rate of 6%. During any period of time after we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and as a result of which our loan to value ratio exceeds 85%, until such time as our loan to value ratio no longer exceeds 85%, the distribution rate on our Series O Preferred Units shall increase from 6% per annum to 8% per annum. The Series O Preferred Units, which have only limited voting rights, are redeemable by the holder or Archstone under certain circumstances. The Series I Preferred Units remain outstanding and unchanged. The Series M Preferred Unit and each Series N-1 and N-2 Preferred Unit was converted into the right to receive one newly issued Series P Preferred Unit, Series Q-1 Preferred Unit and Series Q-2 Preferred Unit, respectively, of Archstone.
     In summary, the total purchase consideration paid by the Buyer Parties for the assets owned by Predecessor immediately prior to the Mergers was $22.1 billion which consisted of cash equity of $4.9 billion (net of capital raising costs), replacement or issuance of Preferred Units of $0.3 billion, borrowings of $15.2 billion in new debt, assumption of $0.9 billion of existing debt and the assumption of trade payables and other accrued liabilities of $0.8 billion. The accrued liabilities included a payment of $0.1 billion related to Predecessor employee stock awards under the LTIP. We incurred $1.0 billion of transaction-related costs that were financed through our borrowings. Although Archstone is the surviving entity, River Trust Acquisition (MD), LLC was viewed as the acquirer for accounting purposes due to the resulting change in control. As such, the total purchase consideration was allocated to the fair value of the net assets acquired through the application of purchase accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” The majority of our fair value adjustments pertained to real estate and lease-related intangibles. The financial statements in this Annual Report include the operations of the Predecessor for periods prior to the Merger on October 4, 2007 and the Successor for periods after the Merger. In connection with the Merger, through a series of legal transactions, the Buyer Parties caused Predecessor to make certain material distributions to affiliated entities. These assets consisted primarily of communities that are not subject to unitholder tax protection agreements, domestic joint ventures, communities under development and communities formerly owned by Ameriton. Following is a summary of the fair values of assets and liabilities owned by Successor as compared to the fair value attributable to the assets and liabilities distributed to and owned by affiliated entities at October 5, 2007 (in thousands):

		Fair Value Attributable to
	Aggregate Fair Value	Affiliates	Successor
Real estate	$18,662,371	$3,641,083	$15,021,288
Investment in unconsolidated entities	1,018,725	550,399	468,326
Lease and other intangibles	594,306	91,439	502,867
Other assets	1,840,255	116,021	1,724,234
Intercompany assets (liabilities)	—	(12,873)	12,873

Total assets	$22,115,657	$4,386,069	$17,729,588

Debt	$16,108,709	$2,013,815	$14,094,894
Other liabilities	834,452	120,757	713,695
Other Preferred Units	285,944	—	285,944

Net assets at fair value	$4,886,552	$2,251,497	$2,635,055

     The purchase price allocation reflected above was based on preliminary estimates and is subject to change as we obtain more complete information regarding land, building and lease intangible values.
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
Business Combinations
     From time to time, we are involved in transactions that are deemed to be business combinations. The purchase price for such allocations is allocated to the various components of the combination based on their respective fair value. The components typically include land, building, debt and other assumed liabilities and intangibles related to in-place leases, above and below market leases, technology, management agreements and non-compete agreements as well as other assets and liabilities. If the acquisition relates to multiple properties or entities, we must also allocate the purchase price among the acquired group. In the allocation of purchase price, management makes significant assumptions as it relates to expected future cash flows or replacement cost from which the fair value is derived. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.
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
Discontinued Operations
     For properties accounted for under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the results of operations for properties sold during the period or classified as held for sale at the end of the current period are required to be classified as discontinued operations in the current and prior periods. The property-specific components of net earnings that are classified as discontinued operations include rental revenue, rental expense, real estate tax, depreciation expense and a pro-rata allocation of interest expense. The net gain or loss and the related internal disposition costs on the eventual disposal of the held for sale properties are also classified as discontinued operations. Land sales and properties sold by our unconsolidated entities are not included in discontinued operations and related gains or losses are reported as a component of other income and income from unconsolidated entities, respectively. Operating communities transferred through sale or distribution to affiliated entities in connection with the Merger are treated as discontinued operations in the accompanying Statements of Operations.
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
     As of December 31, 2007 $428.0 million of our restricted cash balances related to an interest reserve required under the terms of certain borrowing agreements.
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
     As of December 31, 2007, we had $0.0 million in public and private equity securities.
Real Estate and Depreciation
     Real estate, other than properties held for sale, is carried at depreciated cost. In connection with the Merger our real estate was recorded at fair value which resulted in a real estate carrying value increase of $5.8 billion. Long-lived assets designated as being held for sale are reported at the lower of their carrying amount or estimated fair value less cost to sell, and thereafter are no longer depreciated. Costs associated with acquisition efforts are recorded in other assets and the unsuccessful acquisition efforts are expensed at the time the pursuit is abandoned.
     We allocate the cost of newly acquired properties between net tangible and identifiable intangible assets. When allocating cost to an acquired property, we first allocate costs to the estimated intangible value of the existing lease agreements and then to the estimated value of the land, building and fixtures assuming the property is vacant. We estimate the intangible value of the lease agreements by determining the lost revenue associated with a hypothetical lease-up. We depreciate the building and fixtures based on the expected useful life of the asset and amortize the intangible value of the lease agreements over the average remaining life of the existing leases. This amortization expense is included in depreciation on real estate investments in our consolidated statements of operations
     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset, including the estimated proceeds upon ultimate disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. When an operating asset is placed under contract, we reclassify it to held for sale as this is the point in time that we believe the requirements for held for sale classification are met. Held for sale assets are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.
     We have an investment organization that is responsible for development and redevelopment of apartment communities. Consistent with GAAP, all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities are capitalized. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use. The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period and the cost of related borrowings. Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with our development and redevelopment activities. Indirect project costs consist primarily of personnel costs associated with construction administration and development accounting, legal fees, and various office costs that clearly relate to projects under development.
     Depreciation and amortization is computed over the expected useful lives or contractual term of the depreciable property or intangible on a straight-line basis as follows:

Building and related land improvements	15-40 years
Furniture, fixtures, equipment and other	3-10 years
Intangible value of retail and commercial lease agreements	1-20 years
Intangible value of residential lease agreements	6-48 months
Interest
     During 2007, the total interest paid in cash on all outstanding debt was $296.5 million for the period of January 1, 2007 through October 4, 2007 and $211.8 million for October 5, 2007 through December 31, 2007. Interest paid in cash on all outstanding debt in 2006 and 2005 was $315.5 million and $263.5 million, respectively.
     We capitalize interest during the construction period as part of the cost of apartment communities under development. Interest capitalized during 2007 aggregated $38.1 million for the period of January 1, 2007 through October 4, 2007 and $0.3 million for October 5, 2007 through December 31, 2007. Interest capitalized during 2006 and 2005 aggregated $51.8 million and $39.1 million, respectively.
Cost of Raising Capital
     Costs incurred in connection with the issuance of equity securities are deducted from Unitholders’ equity. Costs incurred in connection with the issuance or renewal of debt is subject to the provisions of EITF 96-19, Debtors’ Accounting for a Modification or Exchange of Debt Instruments. Accordingly, if the terms of the renewed or modified debt instrument are deemed to be substantially different (i.e., a 10 percent or more difference in the present value of the remaining cash flows), all unamortized loan costs associated with the extinguished debt are charged against earnings during the current period; otherwise, costs are capitalized as other assets and amortized into interest expense over the term of the related loan or the renewal period. The balance of any unamortized loan costs associated with retired debt is expensed upon retirement. We utilize the straight-line method to amortize debt issuance costs as it approximates the effective interest method required under SFAS No. 91. Amortization of loan costs included in interest expense was $8.3 million for the period of January 1, 2007 through October 4, 2007 and $12.1 million for the period of October 5, 2007 through December 31, 2007. Amortization of loan costs included in interest expense for 2006 and 2005 was $6.1 million and $4.2 million, respectively.
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
Intangibles
     Intangible assets consist primarily of lease-related intangibles and non-compete agreements and all of the intangibles were recorded in connection with our Merger. The market value of above and below market leases are based on our estimate of current market rents as compared to the rent that we are receiving and is recorded in either other assets or other liabilities. These assets are charged and liabilities are credited to rental income over the estimated term of the lease. We also recognize the value of our in-place residential lease agreements and amortize these assets into depreciation on real estate investments over the estimated term of the lease.
     The following is a summary of the domestic intangibles and the corresponding amortization we expect to record (dollar amounts in thousands).

			Weighted
	Gross Carrying	Accumulated	Average Useful Life
	Amount	Amortization	(in years)

In-place leases	$261,387	$87,396	0.8
Above-market leases	2,269	169	5.0
Non-compete agreements	15,600	557	7.0
Ground lease intangibles	199,971	1,134	46.0

Total intangible assets	$479,227	$89,256

Below-market leases	$30,771	$735	14.0

Total intangible liabilities	$30,771	$735

Estimated net amortization for the year ending
2008	$178,729
2009	$4,739
2010	$4,739
2011	$4,739
2012	$4,739
     In connection with the Merger, we have recorded an indefinite-lived intangible asset related to the Archstone trademark of $10.7 million.
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
Derivative Financial Instruments
     We utilize derivative financial instruments to manage our interest rate risk, foreign currency exchange risk, exposure to changes in the fair value of certain investments in equity securities and exposure to volatile energy prices. During 2003, we adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” Under SFAS No. 149, the resulting assets and liabilities associated with derivative financial instruments are carried on our financial statements at estimated fair value at the end of each reporting period. When our derivatives are designated as hedges under the provisions of SFAS 149, the changes in the fair value of a fair value hedge and the fair value of the items hedged are generally recorded in earnings for each reporting period. When designated, the change in the fair value of effective cash flow hedges and foreign currency hedges are carried on our financial statements as a component of accumulated other comprehensive income (loss). In connection with the Merger we did not re-designate derivative instruments accounted for as hedges, resulting in all fair value changes being recorded in earnings. All amounts in accumulated other comprehensive income (loss) related to derivative instruments accounted for as hedges by the Predecessor were reduced to zero as part of the Merger.
     We review our debt and equity instruments for embedded derivatives that may require bifurcation under SFAS No. 149. The Master Credit Facility contains a feature giving the lenders the right to reprice the loans in certain instances. The lenders do not have the right to change the repayment terms or maturity date unless we agree, in our sole discretion, to such structural changes. For accounting purposes, the lender’s right to reprice the loan is considered an embedded derivative that is clearly and closely related to the debt host and has not been bifurcated and accounted for separately. See Note 8 Borrowings.
Revenue and Gain Recognition
     We generally lease our apartment units under operating leases with terms of one year or less.
     During 2007 we entered into three new ground leases for which we expect to receive an average of $6.0 million per year in lease payments over the next five years. As of December 31, 2007 we expect to record $17.4 million in lease revenue per year over the life of the lease using the straight-line method in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS No. 13”). Communities subject to the Oakwood Master Leases entered into in 2005 have a seven year term, expiring between July 2012 and March 2013, subject to Oakwood’s right to terminate individual leases under certain circumstances. As of December 31, 2007, none of the Oakwood Master Lease Communities has been returned to the company. The aggregate annual contractual base rent due under these leases is $73.9 million and is subject to annual adjustments on January 1st of each year equal to the percentage change in the average Same-Store NOI growth for certain other specified properties. Rental income related to leases is recognized in the period earned over the lease term in accordance with Statement of Financial Accounting Standards SFAS No.13, Rent concessions are recognized as an offset to revenues collected over the term of the underlying lease.
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
Rental Expenses
     Rental expenses shown on the accompanying Statements of Operations include costs associated with on-site and property management personnel, utilities, repairs and maintenance, property insurance, marketing, landscaping and other on-site and related administrative costs. Utility reimbursements from residents, which are recorded as offsets to utility expenses, aggregated $18.1 million and $4.4 million for the periods January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007, respectively. Utility reimbursements from residents, which are recorded as offsets to utility expenses, aggregated $25.4 million and $19.2 million for 2006 and 2005, respectively.
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
Stock-Based Compensation
     Prior to the Merger we accounted for our stock based compensation using SFAS No. 123R, “Share-Based Payment” and expensed the grant date fair value of the stock options and other equity based compensation issued to employees. All stock-based compensation plans were terminated in connection with the Merger.
Income Taxes
     We have made an election to be taxed as a partnership under the Internal Revenue Code of 1986, as amended, and we believe we qualify as a partnership. See Note 15 for more information on income taxes.
     Prior to the Merger, income taxes for our taxable REIT subsidiaries were accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance for deferred income tax expense is provided if we believe that we will not realize the tax benefit. Our taxable REIT subsidiaries were liquidated in the Merger and our partnerships no longer are required to provide for deferred taxes.
     An Interpretation of FASB Statement No. 109 (“FIN 48”) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective for our fiscal year beginning January 1, 2007 and were applied to all tax positions upon initial adoption. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. We adopted the provisions of FIN 48 and, as a result, we did not recognize any additional increase in the liability for unrecognized tax benefits.
     The unrecognized tax benefit liability, which is defined in FIN 48 as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements, at December 31, 2007 and 2006, which includes accrued interest and penalties of zero and $2.0 million, respectively, principally consists of estimated state income tax liabilities associated with our former taxable REIT subsidiaries.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized Tax Benefits:
Balance at January 1, 2007	$2,021
Current period interest	111

Balance at October 4, 2007	2,132
October 5, 2007 Merger-related restructuring	(2,132)

Balance at December 31, 2007	$0

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
     Our accumulated other comprehensive income (loss) for the period of January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007 and the years ended December 31, 2006 and 2005 is as follows (in thousands).

	Net
	Unrealized			Accumulated
	Gains on		Foreign	Other
	Marketable	Cash Flow	Currency	Comprehensive
	Securities	Hedges	Translation	Income/(Loss)
Balance at December 31, 2004	$1,398	$(5,823)	$—	$(4,425)
Change in fair value of hedges	—	4,211	—	4,211
Change in fair value of marketable securities	865	—	—	865
Reclassification adjustments for realized net gains	(2,079)	—	—	(2,079)
Foreign currency exchange translation	—	—	(292)	(292)

Balance at December 31, 2005	$184	$(1,612)	$(292)	$(1,720)
Change in fair value of hedges	—	1,058	—	1,058
Change in fair value of marketable securities	1,638	—	—	1,638
Foreign currency exchange translation	—	—	2,544	2,544

Balance at December 31, 2006	$1,822	$(554)	$2,252	$3,520
Change in fair value of hedges	—	(60)	—	(60)
Change in fair value of marketable securities	(14)	—	—	(14)
Reclassification adjustments for realized net gains	(1,794)	—	—	(1,794)
Foreign currency exchange translation	—	—	8,263	8,263

Balance at October 4, 2007	14	(614)	10,515	9,915
Reclassification in connection with the Merger	(14)	614	(10,515)	(9,915)
Foreign currency exchange translation	—	—	5,906	5,906

Balance at December 31, 2007	$—	$—	$5,906	$5,906

Per Unit Data
     Following is a reconciliation of basic net earnings attributable to Common Units to diluted net earnings formerly attributable to Common Units for the periods indicated (in thousands):

	Predecessor
	Period from
	January 1, 2007
	through	Year Ended
	October 4,	December 31,
	2007	2006	2005
Reconciliation of numerator between basic and diluted net earnings per Common Unit(1):
Net earnings (loss) attributable to Common Units — Basic	$767,800	$831,246	$696,932

Interest on Convertible Debt	20,216	11,139	—

Net earnings (loss) attributable to Common Units — Diluted	$788,016	$842,385	$696,932

Reconciliation of denominator between basic and diluted net earnings per Common Unit(1):
Weighted average number of Common Units outstanding — Basic	250,223	248,314	231,642
Assumed conversion of Convertible Debt into Common Units	9,039	4,210	—
Incremental options	764	784	966

Weighted average number of Common Units outstanding — Diluted	260,026	253,308	232,608

(1)	Excludes the impact of potentially dilutive equity securities during periods in which they are anti-dilutive.
Market Concentration Risk
     Approximately 40.7%, 21.6%, 8.6% and 14.4% of our apartment communities are located in the Washington, D.C. metropolitan area, Southern California, New York City metropolitan area and the San Francisco Bay Area of California, based on NOI for the three months ended December 31, 2007, exclusive of Ameriton and International properties. Southern California is the geographic area comprising Los Angeles County, San Diego, Orange County, Ventura County and the Inland Empire. We are, therefore, subject to increased exposure (positive or negative) from economic and other competitive factors specific to markets within these geographic areas.
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
New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement does not require new fair value measurements, but is applied to the extent other accounting pronouncements require or permit fair value measurements. The statement emphasizes fair value as a market-based measurement which should be determined based on assumptions market participants would use in pricing an asset or liability. We will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for our fiscal year beginning January 1,

2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in FSP FAS 157-2 will be effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 157 will primarily impact the valuation of our financial instruments, and is not expected to materially impact our financial position and results of operations.
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
     In December 2007, the FASB issued SFAS No. 141R, “ Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently assessing what impact the adoption of SFAS 141R and 160 will have on our financial position and results of operations.

(2) Real Estate
Investments in Real Estate
     Investments in real estate, at cost, were as follows (dollar amounts in thousands):

	Successor		Predecessor
	2007		2006
	Investment(1)	Units(2)	Investment	Units(2)
Apartment Communities:
Operating communities	$14,661,418	44,008	$11,208,052	60,839
Communities under construction	206,070	426	406,881	2,150
Development communities In Planning(3)	57,335	1,325	75,538	1,841

Total apartment communities	14,924,823	45,759	11,690,471	64,830
Ameriton(3)	—	—	585,524	8,144

International	53,458	807	851,593	8,334
Other real estate assets(4)	90,791	—	60,052	—

Total real estate	$15,069,072	46,566	$13,187,640	81,308

(1)	Successor real estate cost was adjusted to fair value in connection with the Merger.

(2)	Unit information is based on management’s estimates and has not been audited by our Independent Registered Public Accounting Firm.

(3)	Includes development communities In Planning — Owned and In Planning — Under Control. Our investment as of December 31, 2007 and December 31, 2006 for development communities In Planning — Under Control was $0.5 million and $7.6 million, respectively, and is reflected in the “Other assets” caption of our Consolidated Balance Sheets. Ameriton was dissolved in connection with the Merger.

(4)	Includes land that is not In Planning and other real estate assets.
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

     The change in investments in real estate, at cost, consisted of the following (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,
	2007	2007	2006
Balance at beginning of period(1)	$15,021,288	$13,187,640	$11,359,264
Acquisition-related expenditures	226,133	1,419,633	2,530,459
Redevelopment expenditures	20,494	37,328	57,414
Recurring capital expenditures	9,765	30,340	46,354
Development expenditures, excluding initial acquisition costs	16,038	348,844	388,502
Acquisition and improvement of land for development		213,708	209,916
International Fund Formation	—	(1,034,524)	—
Dispositions	(226,903)	(1,195,068)	(1,403,858)
Provision for possible loss on investment	—	(7,490)	(4,328)
Change in estimated hurricane retirements	—	—	4,496
Other	2,257	820	7,987

Net apartment community activity	47,784	(186,409)	1,836,942
Change in other real estate assets	—	(42,733)	(8,566)

Balance at end of period	$15,069,072	$12,958,498	$13,187,640

(1)	The beginning balance of the period October 5, 2007 through December 31, 2007 includes a fair value adjustment of $5.8 billion in connection with the Merger, net of distributions to affiliates of $3.6 billion.
     At December 31, 2007, we had unfunded contractual commitments of $25.0 million related to communities under construction.
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
     Effective June 29, 2007, we contributed our ownership in certain German real estate entities, including those in DeWAG, into a German real estate fund. In this report we refer to the combined group of entities in which we have ownership interests as the “International Fund.” The combined total assets and third-party liabilities associated with the contribution were $1.1 billion and $0.8 billion, respectively. We recognized a gain of $13.1 million on the shares that were sold, which is included in other non-operating income. As of December 31, 2007, approximately 74% of the International Fund’s common equity was owned by third-party investors with the remainder owned by Archstone. We do not control the International Fund and therefore recognize our proportionate share of the earnings or losses using the equity method of accounting. The accompanying Consolidated Balance Sheet as of December 31, 2007 reflects the International Fund on the equity method as a result of deconsolidation, whereas the Consolidated Balance Sheet as of December 31, 2006 reflects our German real estate entities contributed to the International Fund on a consolidated basis. The accompanying Consolidated Statements of Operations reflect operations associated with entities contributed to the International Fund on a consolidated basis through June 30, 2007 and on an equity method basis subsequent to June 30, 2007.
     As part of our DeWAG acquisition in 2006, we acquired a management company which is now known as DeWAG Management GmbH (“DMG”). Prior to the Merger, the assets of DMG consisted principally of the goodwill created in the DeWAG transaction and non-compete agreements entered into with certain key officers of DeWAG. We concluded that the goodwill was primarily attributable to the people and processes which comprise the investing and the operating platform we acquired in the DeWAG transaction, none of which were contributed to the International Fund. The goodwill was eliminated in connection with the application of purchase accounting for the Merger. DMG earns fees for acting as the manager of the International Fund, including fees for asset management, acquisition, disposition, financing, accounting and administrative activities. We may also earn incentive performance fees if certain investor returns are achieved over a specified period.
     The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006	$35,450
Purchase accounting and fund formation adjustments	6,131
Change in foreign currency translation	3,661

Balance at October 4, 2007	45,242
Merger adjustment	(45,242)

Balance at December 31, 2007	$0

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
     Fourteen of the communities acquired and one community we previously owned and operated were leased back to an affiliate of Oakwood Worldwide under the Oakwood Master Leases, which have seven-year terms, expiring between July 2012 and March 2013, subject to Oakwood’s right to terminate individual leases under certain circumstances after the one-year anniversary of the acquisition, with one exception for which the right to terminate exists throughout the term. As of December 31, 2007, none of the Oakwood Master Lease Communities have been returned to the Company. The aggregate contractual base rent due under these leases is $73.9 million and is subject to annual adjustments on January 1st of each year equal to the percentage change in the average same-store NOI growth for certain other specified properties. We are responsible for payment of real estate taxes, insurance and certain capital expenditures. We have engaged an affiliate of Oakwood to manage the retail portion of each community, if applicable. The real estate cost and net book value associated with the communities subject to the Oakwood Master Leases aggregated $1.53 billion and $1.52 billion, respectively, as of December 31, 2007. Approximately 6.6% of our total 2007 rental revenue was earned from the Oakwood Master Leases.
(5) Discontinued Operations
     The results of operations for properties sold during the period or designated as held-for-sale at the end of the period are required to be classified as discontinued operations. The property specific components of net earnings that are classified as discontinued operations include rental revenues, rental expenses, real estate taxes, depreciation expense, income taxes, the net gain or loss on the disposition of properties and a pro-rata allocation of interest expense.
     We had six operating apartment communities, representing 1,571 units (unaudited), classified as held for sale under the provisions of SFAS No. 144, at December 31, 2007. Accordingly, we have classified the operating earnings from these six properties within discontinued operations for the periods January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007 and the years ended December 31, 2006 and 2005. During the periods January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007 we sold 27 and 3 operating communities, respectively. In connection with the Merger we transferred 43 properties to affiliated entities. The operating results of the transferred communities have been included in discontinued operations. During the years ended December 31, 2006 and 2005 we sold 42 and 35 operating communities, respectively. The operating results of the sold communities and the related gain/loss on sale are also included in discontinued operations for 2007, 2006 and 2005.
     The following is a summary of net earnings from discontinued operations (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Rental revenue	$10,795	$275,973	$513,218	$559,584
Rental expenses	(1,719)	(66,326)	(129,685)	(150,604)
Real estate taxes	(904)	(23,216)	(48,857)	(58,725)
Depreciation on real estate investments	(3,171)	(49,862)	(111,032)	(122,791)
Interest expense(1)	(10,118)	(62,949)	(114,595)	(141,600)
Income taxes from taxable REIT subsidiaries(3)	—	(1,126)	(5,982)	(11,556)

Provision for possible loss on real estate investment	—	—	(4,328)	(1,500)
Debt extinguishment costs related to dispositions	(2,694)	(2,536)	(9,505)	(5,847)
Gain from the disposition of REIT real estate investments, net	—	629,444	548,187	448,358

Internal Disposition Costs — REIT transactions(2)	—	(1,462)	(1,860)	(1,672)
Gain from the dispositions of taxable REIT subsidiary real estate investments, net	(5)	17,769	54,728	76,326

Internal Disposition Costs — Taxable REIT subsidiary transactions(2)(3)	—	(878)	(3,483)	(1,078)

Total discontinued operations	$(7,816)	$714,831	$686,806	$588,895

(1)	Interest expense included in discontinued operations is allocated to properties based on each asset’s cost in relation to the company’s leverage ratio and the average effective interest rate for each respective period.

(2)	Represents the direct and incremental compensation and related costs associated with the employees dedicated to our significant disposition activity.

(3)	Taxable REIT subsidiaries were liquidated in connection with the Merger.
     The balances associated with operating communities classified as held for sale as of December 31, 2007 are designated “held for sale” in the accompanying Consolidated Balance Sheets.
     The disposition proceeds associated with the sales of individual rental units by our International subsidiaries prior to formation of the International Fund in July 2007, were included in continuing operations as other income as such sales did not meet the requirements under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to be reflected as discontinued operations.
     We may dispose of properties in the future, but as of December 31, 2007 we have not committed to sell specific assets. The ultimate gain or loss realized will depend on market conditions at the date of disposition.
(6) Investments in and Advances to Unconsolidated Entities
Real Estate Joint Ventures
     At December 31, 2007, we had investments in three real estate joint ventures. Our ownership percentage of economic interests ranges from 24.9% to 66.7%. Major decisions are generally subject to the approval of all members, and we generally handle day-to-day decisions. Economic interest in the ventures varies depending upon the ultimate return of the venture. The joint ventures do not qualify as variable interest entities as neither partner is deemed to individually receive substantially all the benefits from the joint venture. Accordingly, we utilize the guidance provided by SOP 78-9, “Accounting for Investments in Real Estate Ventures,” when determining the basis of accounting for these ventures. Because we do not control the voting interest of these joint ventures, we account for these entities using the equity method. At December 31, 2007, the investment balance was $297.1 million, which includes $108.8 million related to the International Fund. At

December 31, 2006, the investment balance was $199.7 million in Archstone joint ventures and $35.6 million in Ameriton joint ventures. Our combined weighted average percentage of ownership in joint ventures based on total assets at December 31, 2007 was 34.5%. Ameriton was dissolved in connection with the Merger. The purchase price allocated to certain development joint ventures and the International Fund was based on preliminary estimates and is subject to change as more complete information is obtained.
Summary Financial Information
     Combined summary balance sheet data for our investments in unconsolidated entities presented on a stand-alone basis follows as of December 31, 2007 and 2006 (in thousands):

	Successor	Predecessor
	2007	2006
Assets:
Real estate	$1,441,721	$1,530,659
Other assets	244,018	213,569

Total assets	$1,685,739	$1,744,228

Liabilities and owners’ equity:
Inter-company debt payable to Archstone	$—	$1,519
Mortgages payable(1)	1,124,603	1,063,451
Other liabilities	131,676	126,048

Total liabilities	1,256,279	1,191,018

Owners’ equity	429,460	553,210

Total liabilities and owners’ equity	$1,685,739	$1,744,228

(1)	Archstone guarantees $294.3 million of the outstanding debt balance as of December 31, 2007 and is committed to guarantee another $34.0 million upon funding of additional debt.
     Selected summary results of operations for our unconsolidated investees presented on a stand-alone basis follows (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Archstone joint venture revenues	$4,670	$121,580	$132,671	$128,844
Net earnings (loss)(1)	(4,247)	1,951	69,341	57,141
Ameriton joint venture revenues	$—	$584	$340	$4,080
Net earnings(2)	—	3,626	17,790	12,507
International Fund revenues	20,462	20,640	—	—
Net loss(3)	(12,225)	(10,373)	—	—

Total revenues	$25,132	$142,804	$133,011	$132,924

Net earnings (loss)	$(16,472)	$(4,796)	$87,131	$69,648

(1)	Includes gains associated with dispositions aggregating $4.2 million, $4.0 million, $68.4 million and $31.6 million during the periods January 1, 2007 through October 4, 2007, October 5, 2007 through December 31, 2007, and years ended 2006 and 2005, respectively.

(2)	Includes pre-tax gains associated with the disposition of real estate joint venture assets. These gains totaled $4.0 million, $0.0 million, $19.8 million and $14.2 million during the periods January 1, 2007 through October 4, 2007, October 5, 2007 through December 31, 2007, and years ended 2006 and 2005, respectively.

(3)	The International Fund was formed at the end of June 2007 and the related earnings/(loss) for periods prior to formation are therefore incorporated into our consolidated results.
     Our investment in and income from unconsolidated entities differs from the stand-alone amounts of the investees presented above due to various accounting adjustments made in accordance with GAAP. Examples of these differences include: (i) only recording our proportionate share of realizable net earnings in the unconsolidated investees; (ii) the impact of certain eliminating inter-company transactions; (iii) timing differences in income recognition due to deferral of gains on contribution of properties to joint ventures and (iv) fair value adjustments made to our investment as a result of the Merger. Additionally, we have incurred certain joint venture formation costs at the investor level which we account for as outside basis as these costs are not reflected on the stand-alone financial statements of the joint venture. These amounts are reflected on our consolidated financial statements and are amortized over the estimated life of the assets owned by the underlying ventures.
     Except as disclosed, we generally do not guarantee third party debt incurred by our unconsolidated investees. Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. Occasionally, the investees and/or Archstone are required to guarantee the mortgages along with all other venture partners. As of December 31, 2007, we have not been required to perform under any guarantees provided to our joint ventures.
     Prior to the Merger, we closed an operating apartment joint venture transaction in 2006 committing $150 million of capital for 80% of the equity and $37.5 million of capital for the remaining 20%. Through the date of the Merger we had invested $25.1 million. This joint venture was sold to an affiliated entity in connection with the Merger.
(7) Mortgage and Other Notes Receivable
     The change in mortgage and other notes receivable, which are included in other assets, during the periods of January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007 and the year ended December 31, 2006 consisted of the following (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,
	2007	2007	2006
Balance at beginning of period	$89,213	$123,261	$74,396
Funding of additional notes	32,862	13,097	85,165
Accrued interest	2,254	5,153	9,781
Repayments and sales of notes	(39,822)	(52,298)	(46,081)

Balance at end of period	$84,507	$89,213	$123,261

     We have a commitment to fund an additional $56.2 million under existing agreements. Our rights to the underlying collateral on these notes in the event of default are generally subordinate to the primary mortgage lender. We evaluate the collectibility of our mezzanine and other notes receivable on a quarterly basis. We recognized interest income associated with notes receivable of $9.3 million, $3.7 million, $17.4 million, and $7.2 million for the periods of January 1, 2007 through October 4, 2007 and October 5, 2007 through December 31, 2007 and the years ended December 31, 2006 and 2005, respectively. The weighted average interest rate on these notes as of December 31, 2007 was 15.8%.
(8) Borrowings
Master Credit Facility
     Our Master Credit Facility was entered into on October 5, 2007 as subsequently amended or restated from time to time thereafter. The amendments, among other things, increased the amount of Tranche B Term Loans (see further detail below) available under the Master Credit Facility. The Master Credit Facility provides a $750 million revolving credit facility, which includes a $75 million swing line and a letter of credit commitment with a maximum of $425 million for the first year, which decreases thereafter. The revolving credit facility bears interest at (a) 2.0% plus the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50% or, at our option, (b) LIBOR plus 3.00%, and has a maturity date of October 5, 2011. The swing line bears interest at the same rate as the revolving credit facility. The Master Credit Facility also includes a $1.75 billion term loan (“Tranche A Term Loan”) maturing on October 5, 2011, bearing interest at (a) 2.0% plus the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50% or, at our option, (b) LIBOR plus 3.00%, and a $3.0 billion term loan (“Tranche B Term Loan”) maturing on October 5, 2012, bearing interest at (a) 2.25% plus the greater of (i) the prime rate or (ii) the federal funds rate plus 0.50% or, at our option, (b) LIBOR plus 3.25%. All interest rates are subject to a 1.0% increase if the combined leverage ratio, tangible net worth test and, on or prior to December 31, 2008, the consolidated debt service coverage ratio covenants are not satisfied as provided in the agreement. The Tranche A Term Loan is payable in four annual installments, beginning on October 5, 2008. The lenders under our Master Credit Facility and our mezzanine loans provided by the Fannie Mae Mezzanine Lenders and the Freddie Mac Mezzanine Lenders have the option to syndicate or sell the outstanding principal amount under such agreements to other investors at a discount and may revise the interest rate spread or discount or increase fees to a level necessary to facilitate syndication based on current market conditions at the syndication date. As of December 31, 2007, $5.6 billion in outstanding principal indebtedness under these loans was subject to syndication and the increased borrowing costs described above. The cost associated with any incremental interest or additional fees, as well as any original issue discount realized, is required to be born by the Company. These same lenders have committed to lend us up to $148.8 million to fund such costs, at any time prior to December 31, 2008. As of March 20, 2008, we had approximately $73.0 million set aside in restricted cash to fund syndication discounts. As of March 20, 2008, $43.0 million of principal had been syndicated at a discount of 3%.
     The Master Credit Facility also provides that, if certain conditions are satisfied, the Company may request up to an aggregate principal amount of $242.5 million of new term loans, which may be used for syndication costs, working capital, including refinancing revolving loans, and which otherwise have substantially the same terms as the Tranche B Term Loan. The lenders under the Master Credit Facility have committed to lend us up to $242.5 million of such new term loans, $148.8 million of which may be used for syndication costs as described above and the remaining $93.7 million of which may be used to pay additional transaction costs and other miscellaneous costs and expenses. Nothing was drawn on the incremental facility at December 31, 2007. Further, if certain conditions are satisfied, the Company may request up to an aggregate principal amount of $250 million increase in the revolving credit facility, provided that the total revolving credit commitments may not exceed $1.0 billion at any time.
     The Master Credit Facility loans are prepayable by us in whole or in part without penalty. The following amounts are required to be applied to prepay the Master Credit Facility loans, subject to certain carve-outs: (i) 100% of net cash proceeds from the sale or issuance of certain equity or incurrence of certain indebtedness, (ii) 100% of net cash proceeds from any sale or other disposition of any assets yielding gross proceeds in excess of $500,000 in any fiscal year, subject to certain exceptions after $500,000,000 of net cash proceeds have been applied to prepay the Tranche A Term Loan, including capacity for reinvestment of an amount not exceeding 50% of such net cash proceeds and (iii) 100% of excess cash flow for each fiscal year. After the Tranche A Term Loan has been repaid in full, if the combined leverage ratio is less than or equal to 60% and the consolidated debt service coverage ratio is greater than or equal to 1.25 to 1.00, then the foregoing percentages shall be reduced from 100% to 25%. Subject to certain exceptions, all such amounts shall be applied first, to the Tranche A Term Loan, second, to the Tranche B Term Loan and third, to the Revolving Loans and, the replacement or cash collateralization of outstanding letters of credit.
     In addition to the mandatory prepayments described above, if at the end of any fiscal quarter, the leverage ratio is greater than the ratio required by the Master Credit Facility, the tangible net worth test is less than the amount required by the Master Credit Facility or, on or prior to December 31, 2008, the consolidated debt service coverage ratio is less than the ratio required by the Master Credit Facility, then the Company is generally required to cause the Master Credit Facility loans to be prepaid by an amount necessary to cause the combined leverage ratio, tangible net worth test and consolidated debt service coverage ratio to be in compliance on or prior to the later of January 1, 2009 and the last day of the fiscal quarter ending immediately after the initial fiscal quarter. All such mandatory prepayments may be made with the net cash proceeds of any sale or other disposition of assets or the sale or issuance of certain equity. Although failure to comply with the leverage ratio, tangible net worth test or, on or prior to December 31, 2008, consolidated debt service coverage ratio generally is not an event of default until the later of January 1, 2009 and the last day of the fiscal quarter ending immediately after the initial fiscal quarter as described above, until such time as the Company is in compliance with the combined leverage ratio, tangible net worth test, and consolidated debt service coverage ratio (i) the Company would not be permitted to incur certain types of indebtedness, make certain investments (other than those investments committed to be made prior to such failure) or pay certain dividends and (ii) the applicable margin with respect to the Master Credit Facility loans will increase by 1.00%.
     Loans under the Master Credit Facility are secured, subject to permitted liens and other agreed upon exceptions, by substantially all of our owned assets, including (i) all of our properties other than those properties which are prohibited from being pledged as collateral pursuant to our and our subsidiaries existing contractual obligations, as well as any real property acquired by us or our subsidiaries in the future that is valued at $5.0 million or more and (ii) all the ownership interests in our subsidiaries held by us. Further, we and various parent and subsidiary guarantors, including our trustee, entered into a guarantee and collateral agreement, whereby the guarantors guarantee our obligations under the Master Credit Facility and we guarantee the guarantors’ obligations under certain pledge agreements with the lenders and their affiliates contemplated by the Master Credit Facility. The guarantees are secured by pledges of each such entity’s personal property, including all ownership interests held by such entity.
     The Master Credit Facility required the establishment of a funded interest reserve of $500 million to facilitate compliance with certain debt service coverage ratios. We anticipate that we will need to draw on such reserves during 2008 to maintain compliance with such ratios. As of December 31, 2007 the balance in this restricted cash account was $427.9 million.
     A summary of our Master Credit Facility Debt outstanding at December 31, 2007 is as follows (dollar amounts in thousands):

		Successor	Average
	Nominal	Balance at	Remaining
Type of Debt	Interest Rate(3)	December 31, 2007	Life (Years)
Term loans(1)(2)	8.18%	$4,591,822	4.42
Revolving credit facility(2)	7.95%	60,000	3.76

Total/average	8.18%	$4,651,822	4.41

(1)	Includes Tranche A and Tranche B of the Master Credit Facility. The interest rates for both instruments are described above.

(2)	The interest rates for these instruments are described above.

(3)	The effective interest rates for the term loans and revolving credit facility are 8.42% and 28.31%, respectively, which includes the effect of loan cost amortization and other ongoing fees and expenses, where applicable. The effective interest rate on the revolving credit facility is high due primarily to the fees on the unfunded commitment. The higher the average outstanding drawn balance, the lower the effective interest.
Property Mortgages
     In connection with the Merger, we entered into a $7.1 billion credit facility (“Fannie Facility”) provided by Fannie Mae, which is secured by 105 of our properties. This facility is divided into 9 loan pools. Pools 1 through 3, totaling $2.5 billion at issuance, mature on November 1, 2017 and bear interest at 6.256%. Pool 4, totaling $963.5 million at issuance, matures on November 1, 2014, and bears interest at 5.883%. Pools 5 through 7, totaling $2.3 billion at issuance, matures on November 1, 2012 and bears interest at 6.193%. Pools 8 and 9, totaling $1.3 billion at issuance, matures on November 1, 2009 and bears interest at LIBOR plus 1.265%. The variable rate loans are prepayable without penalty after October 31, 2008. Fixed rate loans are subject to a prepayment premium equal to the greater of 1% of the principal being repaid or a market rate present value determined in accordance with the loan’s terms. In addition to the Fannie Facility, the Fannie Mae Mezzanine Lenders have provided $768.9 million of mezzanine loans subordinate to each of the nine Fannie Facility pools. The interest rates on these mezzanine loans range from LIBOR plus 2.65% to LIBOR plus 2.85%. The Fannie Mae Mezzanine Lenders have the option to syndicate or sell the debt to other investors at a discount and may revise the interest rate spread or discount or fees to a level necessary to facilitate syndication based on current market as further described above.
     Also in connection with the Merger, we entered in to an $847 million facility (“Freddie Facility”) provided by the Federal Home Loan Mortgage Corporation (“Freddie Mac”), which is secured by 13 of our properties. This facility matures on November 1, 2012 and bears interest at LIBOR plus 1.025%. The Freddie Facility is subject to a prepayment premium of 1% of the principal amount being repaid. In addition to the Freddie Facility, Freddie Mac Mezzanine Lenders, have provided $135.4 million of mezzanine loans subordinate to the Freddie Facility. The interest rate on the mezzanine loans is LIBOR plus 3.00%. The Freddie Mac Mezzanine Lenders have the option to syndicate or sell the debt to other investors at a discount and may revise the interest rate spread or discount or fees to a level necessary to facilitate syndication based on current market as further described above.

     In addition to the property mortgages originated in connection with the Merger, the Successor entity assumed $479.3 million in existing pre-Merger tax-exempt bonds and mortgages.
     Our property mortgages payable generally feature either monthly interest and principal payments or monthly interest-only payments with balloon payments due at maturity (see Scheduled Debt Maturities). Early repayment of mortgages is generally subject to prepayment penalties. A summary of property mortgages payable outstanding for the years ending December 31, 2007 and 2006 follows (dollar amounts in thousands):

	Successor		Predecessor
	Outstanding		Outstanding
	Balance at	Effective	Balance at	Effective
	December 31,	Interest	December 31,	Interest
	2007	Rate(1)	2006(2)	Rate(3)
Secured floating rate debt:
Tax-exempt debt	$363,042	4.8%	$935,536	4.9%
Fannie Facility debt	1,210,542	7.8%	—	N/A
Fannie Mae Mezzanine debt	742,490	8.5%	—	N/A
Freddie Facility debt	846,908	6.4%	—	N/A
Freddie Mac Mezzanine debt	135,441	8.6%	—	N/A
Conventional mortgages	52,929	4.4%	167,020	4.6%
Other secured debt	76,000	8.0%	—	N/A

Total Floating	3,427,352	7.3%	1,102,556	4.9%
Secured fixed rate debt:
Tax-exempt debt	49,600	5.6%	3,086	6.4%
Fannie Facility debt	5,733,242	6.5%	—	N/A
Conventional mortgages	—	N/A	1,651,650	5.8%
Other secured debt	2,454	3.6%	18,942	3.2%

Total Fixed	5,785,296	6.5%	1,673,678	5.8%

Total debt outstanding at end of period	$9,212,648	6.8%	$2,776,234	5.4%

(1)	Includes the effect of credit enhancement fees, debt issuance costs, and other related costs, where applicable.

(2)	Includes the unamortized fair market value adjustment associated with assumption of fixed rate mortgages in connection with real estate acquisitions. The unamortized balance aggregated $43.9 million at December 31, 2006, and was eliminated in connection with the application of purchase accounting for the Merger.

(3)	Includes the effect of cash flow and fair value hedges, credit enhancement fees, the amortization of fair market value purchase adjustment, and other related costs, where applicable.
     The change in property mortgages payable during 2007 and 2006 consisted of the following (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through
	December 31,	October 4,
	2007	2007	2006
Balance at beginning of period (1)	$1,931,858	$2,776,234	$2,393,652
Proceeds from mortgage notes payable	8,896,534	—	—
Mortgage assumptions related to property acquisitions	—	15,000	728,484
Regularly scheduled principal amortization	(1,069)	(10,760)	(12,949)
Prepayments, final maturities and other (1)	(1,614,675)	(224,286)	(332,953)
International Fund formation (See Note 3)	—	(624,330)	—

Balance at end of period	$9,212,648	$1,931,858	$2,776,234

(1)	The beginning balance for Successor includes approximately $1.0 billion that was prepaid in connection with the Merger.
Pre-Merger Debt
     In connection with the Merger, we repaid outstanding balances of $500 million on an unsecured credit facility led by JPMorgan Chase Bank, N.A., $75 million on our short-term unsecured borrowing agreement with

JPMorgan Chase Bank, N.A., $500 million on an unsecured revolving line of credit agreement with Morgan Stanley Senior Funding, Inc., $2.37 billion in long-term unsecured senior notes, and the majority of our exchangeable senior unsecured notes.
     We assumed $479.3 million in existing pre-Merger tax-exempt bonds and mortgages. As of December 31, 2007 the only additional pre-Merger debt facilities outstanding were $230,000 of exchangeable senior unsecured notes. As part of the Merger we have set aside funds in an escrow account to redeem these senior unsecured notes at the option of the holder.
Scheduled Debt Maturities
     Approximate principal payments due during each of the next five calendar years and thereafter, are as follows (in thousands):

	Term Loans & Revolver		Property Mortgages Payable
	Regularly		Regularly
	Scheduled	Final	Scheduled	Final
	Principal	Maturities	Principal	Maturities
	Amortization	and Other	Amortization	And Other	Total
2008	$327,592	$—	$3,608	$—	$331,200
2009	350,000	—	3,911	1,516,647	1,870,558
2010	300,000	—	4,231	135,441	439,672
2011	—	660,230	4,577	—	664,807
2012	—	3,014,000	4,953	3,324,126	6,343,079
Thereafter(1)	—	—	182,315	4,032,839	4,215,154

Total	$977,592	$3,674,230	$203,595	$9,009,053	$13,864,470

(1)	The average annual principal payments due from 2013 to 2040 are $150.5 million per year.
Covenants
     Our debt instruments are generally secured by real estate and other tangible assets and contain covenants common to the type of facility or borrowing, including financial covenants establishing minimum debt service coverage and tangible net worth ratios and maximum leverage ratios. The covenant limits under certain of our credit facilities become more restrictive beginning in 2009. We were in compliance with all required financial ratios pertaining to our debt instruments as of December 31, 2007. In addition to financial and other negative covenants certain of our debt facilities contain restrictions on our operations, including our ability to make capital expenditures over certain amounts and our ability to make distributions or voluntarily redeem or prepay any of our outstanding Preferred Units. While we will endeavor to maintain compliance with all required financial ratios during 2008 and beyond, we face risks that could impact our ability to do so and some of these risks are beyond our direct control. We may not have sufficient cash flow from operations or capital transactions to service our indebtedness and we may be unable to incur additional indebtedness without violating various financial ratios contained in our debt agreements. If we cannot meet required payments under our debt agreements or cannot comply with the covenants contained in these agreement, the lenders may declare us in default and may seek available remedies under the agreements, which may include transferring properties to the lender under indebtedness which is secured by real property. In the event of non-compliance, we can not provide any assurance as to whether such violations would be waived or the effect non-compliance would have on us.
(9) Distributions to Unitholders
     The payment of distributions is subject to the discretion of the Board and is dependent upon our strategy, financial condition and operating results. We have not declared or paid any distributions on Common Units and Preferred Units since the Merger date.

     The following table summarizes the cash distributions paid per unit on Common Units and Preferred Units during 2007, 2006 and 2005:

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through
	December 31,	October 4,
	2007	2007	2006	2005
Common Units and A-1 Units	$—	$0.9050	$1.74	$1.73
Series I Preferred Units(1)	—	5,745.00	7,660.00	7,660.00
Series O Preferred Units	—	N/A	N/A	N/A
Series P Preferred Units(2)	—	228.81	457.62	364.74
Series Q-1 Preferred Units(3)	—	10.08	20.16	3.54
Series Q-2 Preferred Units(4)	—	4.32	8.64	1.52

(1)	The Series I Preferred Units have a par value of $0.01.

(2)	The Series P Preferred Units replaced the Series M Preferred Units in connection with the Merger.

(3)	The Series Q-1 Preferred Units replaced the Series N-1 Preferred Units in connection with the Merger.

(4)	The Series Q-2 Preferred Units replaced the Series N-2 Preferred Units in connection with the Merger.
(10) Unitholders’ Equity
Common Units
Units of Beneficial Interest
     Our Declaration of Trust authorizes us to issue 450,000,000 units with a par value of $0.01 per unit. Our Declaration of Trust allows us to issue Common Units, Preferred Units and such other units of beneficial interest as our Trustee, the Board, may create and authorize from time to time. The Board may classify or reclassify any unissued units from time to time by setting or changing the preferences, conversion rights, voting powers, restrictions, limitations as to distributions, qualifications of terms or conditions of redemption.
     As of December 31, 2007 the Successor has 39.6 million Common Units outstanding, beneficially owned as follows:

	Number of Common Units	Percentage of all
Name of Beneficial Owner	Beneficially Owned	Common Units
Series I Trust	7,444,435	18.81%
Series II LLC	25,202,745	63.70%
Series III LLC	6,917,971	17.49%

TOTAL	39,565,151	100%

Common Unit Repurchase and Issuances
     In 2007 and 2006, we repurchased 1,108,323 and 204,877 Common Units for an average price of $59.16 and $58.90 per unit, including commissions, respectively.

Preferred Units
     A summary of our Preferred Units outstanding at December 31, 2007 and 2006, including their significant rights, preferences, and privileges follows (dollars in thousands, except per unit amounts):

					Successor	Predecessor
			Cumulative
			Dividends in	Annual	Notional at	Notional at
	Redemption	Liquidation	Arrears but	Distribution	December 31,	December 31,
Description	Date(1)	Value(2)	not declared	Rate Per Unit	2007	2006
Series I Preferred Units; 500 units issued and outstanding at December 31, 2007 and 2006, respectively (1)	02/01/28	51,915	1,915	7,660	$50,000	$50,000
Series O Preferred Units: 3,877,130 units issued and outstanding at December 31, 2007	10/05/12	239,229	3,535	3.65	235,694	0
Series P Preferred Unit; 1 unit issued and outstanding at December 31, 2007 and 2006, respectively (3)	N/A	10.20	0.2	960.05	$10	$10
Series Q-1 Preferred Unit; 300 units issued and outstanding at December 31, 2007 and 2006, respectively (4)	N/A	123.2	3.2	42.27	$120	$120
Series Q-2 Preferred Unit; 700 units issued and outstanding at December 31, 2007 and 2006, respectively (5)	N/A	123.2	3.2	18.11	$120	$120

(1)	Series I Preferred Units may be redeemed for cash at our option, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, on or after the redemption date indicated.

(2)	Liquidation value includes cumulative dividends in arrears but not declared.

(3)	Series P Preferred Units replaced the Series M Preferred Units in connection with the Merger.

(4)	Series Q-1 Preferred Units replaced the Series N-1 Preferred Units in connection with the Merger.

(5)	Series Q-2 Preferred Units replaced the Series N-2 Preferred Units in connection with the Merger.
     The holders of our Preferred Units do not have preemptive rights over the holders of Common Units, but do have limited voting rights under certain circumstances. The Preferred Units have no stated maturity are not subject to any sinking fund requirements. Holders of the Preferred Units are entitled to receive cumulative preferential cash distributions, when and as declared and authorized by the Board, out of funds legally available for the payment of distributions. All Preferred Unit distributions are cumulative from date of original issue, and due and unpaid distributions accumulate and compound quarterly at the applicable distribution rate in effect from time to time. No distributions have been declared or paid on Preferred Units since the second quarter of 2007. We do not plan on making distributions in the near term and it is uncertain when any distributions will be made.
Series I Preferred Units
     Series I Preferred Units are entitled to receive cash distributions equal to $7,660 per unit per annum. The Series I Preferred Units are entitled to $100,000 per unit liquidation preference over junior units. If the Series I Trust is required to redeem or repurchase any Series I Preferred Shares under the terms of Series I Trust’s declaration of trust, an equivalent number of Series I Preferred Units will be redeemed for consideration equal to that payable upon redemption of the Series I Preferred Shares. The holders of Series I Preferred Units do not have any voting rights except as required by law.
Series O Preferred Units
     Each holder of a Series O Preferred Unit will have the right to exercise an immediate put right, including payment of any tax protection amount (as defined in our Declaration of Trust) with respect to the Series O Preferred Units being redeemed, if at any time prior to January 1, 2022, (1) our loan to value ratio is higher than 85% and we make a distribution to the holders of our Common Units; or (2) we incur indebtedness in excess of $10 million

(excluding draws on our line of credit or refinancings of existing indebtedness) and after such borrowing our loan to value ratio is higher than 85% and we have made a distribution to our Common Units in contemplation of the incurrence of that indebtedness. During any period of time after we incur indebtedness in excess of $10 million in principal amount (excluding draws on our line of credit or refinancings of existing indebtedness) and as a result of which our loan to value ratio exceeds 85%, until such time as our loan to value ratio no longer exceeds 85%, the distribution rate on our Series O Preferred Units shall increase from 6% per annum to 8% per annum. The Units are redeemable by the holders under certain circumstances.
Series P Preferred Unit
     In December 2004, Archstone issued one Series M Preferred Unit in exchange for cash. The Series M Preferred Unit was converted into a Series P Preferred Unit in connection with the Merger on materially the same terms. This unit is redeemable at the option of the holder of such unit and/or Archstone under certain circumstances. If the holder of the Series P Preferred Unit requests redemption or Archstone is required to redeem the Series P Preferred Unit, the redemption price will be paid in cash. The redemption value under such circumstances is based on the performance of the related real estate asset, as outlined in the contribution agreement. The Series P Preferred Unit is entitled to a distribution equivalent to the same distribution paid on 263 Series O Preferred Units. The holder of the Series P Preferred Unit does not have preemptive rights over the holders of Common Units and does not have any voting right except as required by law. The Series P Preferred Unit has no stated maturity and is not subject to any sinking fund requirements.
Series Q-1 and Q-2 Preferred Units
     Three-hundred N-1 and 700 N-2 Preferred Units were issued as partial consideration for land acquired in one of the Oakwood acquisitions. These units were converted in connection with the Merger to 300 Q-1 and 700 Q-2 Preferred Units on materially the same terms. If certain entitlements related to the land are obtained, the Q-1 and Q-2 units have the potential to convert to Series O Preferred Units at a rate of $70,000 and $30,000, respectively, per entitled apartment unit. As of December 31, 2007, no entitlements have been obtained. The Series Q-1 Preferred Units are entitled to a distribution equivalent to the same distribution paid on 11.58 Series O Preferred Units. The Series Q-2 Preferred Units are entitled to a distribution equivalent to the same distribution paid on 4.96 Series O Preferred Units. The holders of the Series Q-1 and Q-2 Preferred Units do not have preemptive rights over the holders of Common Units and do not have any voting rights except as required by law. The Series Q-1 and Q-2 Preferred Units have no stated maturity and are not subject to any sinking fund requirements.
(11) Benefit Plans and Implementation of SFAS 123R
     Our long-term incentive plan was approved in 1997, modified in connection with the Smith Merger and terminated in connection with the Merger. There have been seven types of awards under the plan: (i) options with a DEU feature (only awarded prior to 2000); (ii) options without the DEU feature (generally awarded after 1999); (iii) RSU awards with a DEU feature (awarded prior to 2006); (iv) RSU awards with a cash dividend payment feature (awarded after 2005); (v) employee share purchase program with matching options without the DEU feature, granted only in 1997 and 1998; (vi) performance units, which are convertible into Common Shares upon vesting, issued to certain named executives under a Special Long-Term Incentive Program; and (vii) stock appreciation rights.
     No more than 20.0 million share or option awards in the aggregate could be granted under the plan, and no individual could be awarded more than 1.0 million share or option awards in any one-year period.

A summary of share option activity for the options and RSUs is presented below:

	Option Awards		RSU Awards
		Weighted		Weighted
		Average		Average Grant
	Options	Exercise Price	Units	Price
Balance, December 31, 2005	2,702,026	$24.94	948,735	$27.77
Granted	426,977	45.61	310,855	45.85
Exercised/Settled	1,249,089	23.96	296,215	33.23
Forfeited	48,559	35.86	16,760	34.31
Expired	—	—	—	—

Balance, December 31, 2006	1,831,355	$30.14	946,615	$31.82
Granted	392,119	58.56	187,176	58.26
Exercised/Settled	329,222	30.04	138,780	28.55
Forfeited	50,811	46.75	23,633	48.61
Expired	—	—	—	—

Balance, October 4, 2007	1,843,441	$34.92	971,378	$36.99
Granted	—	—	—	—
Exercised/Settled	1,843,441	34.92	971,378	36.99
Forfeited	—	—	—	—
Expired	—	—	—	—

Balance, December 31, 2007	—	$—	—	$—

Options
     During the period January 1, 2007 through October 4, 2007 and years ended December 31, 2006 and 2005 the share options granted to associates had a calculated fair value of $8.44, $5.52 and $4.19 per option, respectively. The historical exercise patterns of the associate groups receiving option awards are similar, and therefore we used only one set of assumptions in calculating fair value for each period. For the period January 1, 2007 through October 4, 2007 the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 4.44%, a weighted average dividend yield of 3.39%, a volatility factor of 18.62% and a weighted average expected life of four years. For the year ended December 31, 2006, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free rate interest rate of 4.66%, a weighted average dividend yield of 4.57%, a volatility factor of 18.3% and a weighted average expected life of four years. For the year ended December 31, 2005, the calculated fair value was determined using the Black-Scholes-Merton valuation model, using a weighted average risk-free interest rate of 3.77%, a weighted average dividend yield of 5.63%, a volatility factor of 21.97% and a weighted average expected life of five years. The options vested in connection with the Merger and we have no unamortized compensation costs.
     The total intrinsic value of the share options exercised during the period from January 1, 2007 through October 4, 2007 and the years ended December 31, 2006 and 2005 were $9.9 million, $30.7 million and $22.9 million, respectively. The intrinsic value is defined as the difference between the realized fair value of the share or the quoted fair value at the end of the period, less the exercise price of the option.
Restricted Share Units
     Also during the period January 1, 2007 through October 4, 2007 we issued RSUs to senior officers and trustees of the Company with a weighted average grant date fair value of $58.26 per unit. The units vested in connection with the Merger and we have no unamortized compensation costs.
Special Long Term Incentive Plan
     Effective January 1, 2006, a special long-term incentive program related to the achievement of total unitholder return performance targets was established for certain of our executive officers. We issued approximately 300,000 performance units which vested in connection with the Merger and we have no unamortized compensation costs.

Summary
     The compensation cost associated with all awards for the period January 1, 2007 through October 4, 2007 was approximately $10.0 million, of which approximately $7.9 million was charged to operating expenses, and approximately $2.1 million related to dedicated investment personnel was capitalized with respect to development and other qualifying investment activities. The compensation cost associated with all awards for the year ended December 31, 2006 was approximately $11.3 million, of which approximately $8.5 million was charged to operating expenses, and approximately $2.8 million related to dedicated investment personnel and was capitalized to development and other qualifying investment activities. The compensation cost associated with all awards for the year ended December 31, 2005 was approximately $8.5 million, of which approximately $6.5 million was charged to operating expenses, and approximately $2.0 million related to dedicated investment personnel and was capitalized to development and other qualifying investment activities.
Dividend Equivalent Units
     Under the modified long-term incentive plan, participants who were awarded options prior to 2000 and RSUs prior to 2006 were credited with DEUs equal to the amount of distributions paid on Common Units with respect to such awards. The DEUs vested under substantially the same terms as the underlying share options or RSUs.
     DEUs earned on options were calculated by taking the average number of options held at each record date and multiplying by the difference between the average annual distribution yield on Common Units and the average dividend yield for the Standard & Poor’s 500 Stock Index. DEUs earned on RSUs were calculated by taking the average number of RSUs held at each record date and multiplying by the average annual distribution yield on Common Units. DEUs earned on existing DEUs were calculated by taking the number of DEUs at December 31 and multiplying by the average annual distribution yield on Common Units.
     Certain of the options and all RSUs included in the table above have a DEU feature. All of these options were settled in connection with the Merger. During the period from January 1, 2007 through October 4, 2007 and the year ended December 31, 2006, we recorded $185,000 and $486,800, respectively, as a charge to operating expense related to unvested DEUs and $1.6 million and $1.7 million, respectively, of common unit distributions related to vested DEUs.
401(k) Plan
     In December 1997, the Archstone-Smith Board established a 401(k) plan and a nonqualified savings plan, which both became effective on January 1, 1998. The 401(k) plan provides for matching employer contributions of fifty cents for every dollar contributed by the employee, up to 6% of the employee’s annual contribution. Contributions by employees to the 401(k) plan were subject to federal limitations of $15,500 during 2007. Subsequent to June 2007 the matching employer contributions are made in cash, which vest based on years of service at 20% per year. We terminated our nonqualified deferred compensation plan in connection with the Merger.

(12) Financial Instruments and Hedging Activities
Fair Value of Financial Instruments
     At December 31, 2007 and 2006, the fair values of cash and cash equivalents, restricted cash held in a tax-deferred exchange escrow accounts, receivables (including related party receivables) and accounts payable (including related party payables) approximated their carrying values because of the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures were determined based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, therefore, are not necessarily indicative of the actual amounts that we could realize upon disposition. The following table summarizes these financial instruments (in thousands):

	Successor		Predecessor
	Balance at December 31, 2007		Balance at December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amounts	Fair Value	Amounts	Fair Value
Marketable equity securities	$—	$—	$6,600	$6,600
Borrowings:
Revolving credit facilities	$60,000	$58,292	$84,723	$84,723
Term Loan — International	—	—	235,771	235,771
Term Loan — Domestic	4,591,822	4,460,880	—	—
Long-Term Unsecured Debt	—	—	3,355,699	3,436,902
Property mortgages payable	9,212,648	9,213,192	2,776,234	2,801,342
Interest rate contracts:
Interest rate swaps	$(155,096)	$(155,096)	$6,818	$6,818
Interest rate caps	3,326	3,326	809	809
Forward contracts:
Forward sale agreement	$—	$—	$(313)	$(313)
Foreign currency forward	—	—	(1,172)	(1,172)
Energy contracts:
Electricity contracts	$—	$—	$(8)	$(8)
Natural gas contracts	—	—	(1,047)	(1,047)
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
Interest Rate Hedging Activities
     We are exposed to the impact of interest rate changes and will occasionally utilize interest rate swaps and interest rate caps as hedges with the objective of lowering our overall borrowing costs. Prior to the Merger, these derivatives were designated as either cash flow or fair value hedges. Subsequent to the Merger we have entered into interest rate swaps and caps to fix the rates associated with various debt instruments. These derivatives were not designated as hedges for accounting purposes and the resulting gains and losses are recorded as other non-operating income or expense. We do not use these derivatives for trading or other speculative purposes. Further, as a matter of policy, we only enter into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not, nor do we expect to sustain a material realized loss from the use of these hedging instruments. In 2007, we recorded an unrealized loss of $131.0 million on interest rate swaps established in connection with the Merger that were not designated as hedges for accounting purposes. This loss is included in other non-operating income (loss) in the accompanying Consolidated Statement of Operations.

     During the period January 1, 2007 through October 4, 2007 and years ended December 31, 2006 and 2005 the Predecessor recorded an increase/(decrease) to interest expense of $168,000, $372,000 and $(174,000), for hedge ineffectiveness caused by a difference between the interest rate index on a portion of our outstanding variable rate debt and the underlying index of the associated interest rate swap. We pursue hedging strategies that we expect will result in the lowest overall borrowing costs.
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
     The following table summarizes the notional amount, carrying value and estimated fair value of our derivative financial instruments used to hedge interest rates, as of December 31, 2007 (dollar amounts in thousands). The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rate or market risks.

			Carrying and
	Notional	Maturity	Estimated
	Amount	Date Range	Fair Value
Cash flow hedges:
Interest rate caps	$3,033,498	2008-2011	$3,326
Interest rate swaps	4,001,155	2010-2017	(155,262)

Total cash flow hedges	$7,034,653	2008-2017	$(151,936)

Fair value hedges:
Total rate of return swaps	49,600	2011	166

Total hedges	$7,084,253		$(151,770)

Foreign Currency Hedging Activities
     We are exposed to foreign-exchange related variability and earnings volatility on our foreign investments. There are no foreign currency forward contracts outstanding at December 31, 2007.
Energy Contract Hedging Activities
     We are exposed to price risk associated with the volatility of natural gas, fuel oil and electricity rates. During 2007 and 2006, we entered into contracts with several of our suppliers to fix our payments on set quantities of natural gas, fuel oil and electricity. If the contract meets the criteria of a derivative, we designate these contracts as cash flow hedges of the overall changes in floating-rate payments made on our energy purchases. As of December 31, 2007, none of the contracts met the definition of a derivative as they are considered normal purchases and sales.
Equity Securities Hedging Activities
     We were exposed to price risk associated with changes in the fair value of certain equity securities. During 2006, we entered into forward sale agreements with an aggregate notional amount, which represents the fair value of the underlying marketable securities, of approximately $6.6 million and an aggregate fair value of the forward sale agreements of approximately ($0.3) million, to protect against a reduction in the fair value of these securities. We designated this forward sale as a fair value hedge. There were no forward sale agreements outstanding as of December 31, 2007.
(13) Selected Quarterly Financial Data (Unaudited)
     Selected quarterly financial data (in thousands, except per share amounts) for 2007 and 2006 is summarized below. The sum of the quarterly earnings per Common Unit amounts may not equal the annual earnings per Common Unit amounts due primarily to changes in the number of Common Units outstanding from quarter to quarter.

	3/31(1)	6/30(1)	9/30(1)	10/1 - 10/4(1)	10/5 - 12/31(1)
2007:
Total revenues	$218,660	$228,679	$229,967	$12,855	$255,271

Earnings (loss) from operations	22,597	11,889	19,832	(18,669)	(268,062)
Income (loss) from unconsolidated entities	695	307	(4,542)	(1,754)	(7,680)
Other non-operating income	2,026	(84)	26,488	(2,899)	(124,460)
Plus net earnings (loss) from discontinued operations	299,609	56,910	357,261	1,051	(7,816)
Less Preferred Unit distributions	958	958	958	43	—

Net earnings (loss) attributable to Common Units — Basic	$323,969	$68,064	$398,081	$(22,314)	$(408,018)

Net earnings per Common Unit(2): Basic	$1.30	$0.27	$1.59	$(0.09)

Diluted (loss)	$1.27	$0.27	$1.56	$(0.09)

	3/31(1)	6/30(1)	9/30(1)	12/31(1)
2006:
Total revenues	$164,389	$171,918	$208,916	$214,602

Earnings (loss) from operations	21,219	25,253	34,862	28,281
Income from unconsolidated entities	18,878	10,518	2,088	4,832
Other non-operating income	176	243	1,718	201
Plus net earnings (loss) from discontinued operations	103,619	156,740	111,443	315,004
Less Preferred Unit distributions	958	957	957	957

Net earnings (loss) attributable to Common Units — Basic	$142,934	$191,797	$149,154	$347,361

Net earnings (loss) per Common Unit(2): Basic	$0.58	$0.77	$0.60	$1.39

Diluted	$0.58	$0.77	$0.60	$1.36

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(2)	Due to the independent calculations of quarterly and annual earnings per unit and rounding, the sum of the quarterly per unit amounts may not equal the year-to-date totals.

(14) Segment Data
     We define our garden communities and high-rise properties each as individual operating segments. We have determined that each of our garden communities and each of our High-Rise properties have similar economic characteristics and also meet the other GAAP criteria, which permit the garden communities and High-Rise properties to be aggregated into two reportable segments. Additionally, prior to the Merger we defined the activity from Ameriton as an individual operating segment as its primary focus was the opportunistic acquisition, development and eventual disposition of real estate with a short term investment horizon. Ameriton was dissolved in connection with the Merger. NOI is defined as rental revenues less rental expenses and real estate taxes. We rely on NOI for purposes of making decisions about resource allocations and assessing segment performance. We also believe NOI is a valuable means of comparing year-to-year property performance.
     Following are reconciliations, which exclude the amounts classified as discontinued operations, of each reportable segment’s (i) revenues to consolidated revenues; (ii) NOI to consolidated earnings from operations; and (iii) assets to consolidated assets, for the periods indicated (in thousands).

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Years Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Reportable apartment communities segment rental revenues:
Same-Store:
Garden communities	$43,928	$135,661	$169,331	$157,178
High-Rise properties	55,745	174,218	219,455	206,406
Non Same-Store:
Garden communities	61,472	153,439	137,110	43,579
High-Rise properties	48,945	135,535	117,223	47,017
Ameriton	—	160	—	13
Other non-reportable operating segment revenues	3,687	45,317	39,296	3,632

Total segment and consolidated rental revenues	$213,777	$644,330	$682,415	$457,825

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Years Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Reportable apartment communities segment NOI:
Same-Store:
Garden communities	$28,406	$94,265	$117,636	$108,826

High-Rise properties	37,258	115,726	148,310	137,425
Non Same-Store:
Garden communities	37,443	99,611	92,739	29,185

High-Rise properties	31,805	90,540	76,229	30,690
Ameriton	—	57	(17)	(91)

Other non-reportable operating segment NOI	2,517	24,416	21,696	3,150

Total segment and consolidated NOI	137,429	424,615	456,593	309,185

Reconciling items:
Other income	41,494	45,831	77,410	56,030
Depreciation on real estate investments	(162,427)	(166,896)	(177,264)	(115,997)
Interest expense	(255,709)	(166,528)	(161,231)	(75,968)
General and administrative expenses	(24,160)	(60,605)	(68,188)	(58,604)

Other expenses	(4,689)	(40,768)	(17,705)	(53,276)

Consolidated earnings (loss) from operations	$(268,062)	$35,649	$109,615	$61,370

	Successor	Predecessor
	As of	As of
	December 31,	December 31,
	2007	2006
Reportable operating communities segment assets:
Same-Store:
Garden communities	$2,733,756	$1,262,150
High-Rise properties	3,550,978	1,848,298
Non Same-Store:
Garden communities	4,466,925	5,134,042
High-Rise properties	3,609,604	3,028,840
Ameriton	—	477,056
FHA/ADA settlement capital accrual	—	29,185
International	53,189	48,438
Other non-reportable operating segment assets	188,346	217,960

Total segment assets	14,602,798	12,045,969
Real estate held for sale, net	388,890	184,525

Total segment assets	14,991,688	12,230,494
Reconciling items:
Investment in and advances to unconsolidated entities	297,113	235,323
Cash and cash equivalents	22,422	48,655
Restricted cash	579,097	319,312
Due from affiliated entities	393,841	—
Other assets	870,498	425,343

Consolidated total assets	$17,154,659	$13,259,127

     Total capital expenditures for garden communities excluding communities sold or held for sale, were $59.3 million and $43.2 million for the years ended December 31, 2007 and 2006, respectively. Total capital expenditures for High-Rise properties excluding communities sold or held for sale were $63.5 million and $59.8 million for the years ended December 31, 2007 and 2006, respectively. Total capital expenditures for Ameriton properties excluding communities sold or held for sale, were $1.3 million and $0.8 million for the period of January 1, 2007 through October 4, 2007. Ameriton was dissolved in connection with the Merger.

(15) Income Taxes
     Archstone is a Maryland real estate investment trust that has filed a federal tax election to be treated as a partnership. For income tax purposes, the company and subsequent partnerships were subject to regulations under the Internal Revenue Code pertaining to REITs from October 31, 2001 through October 5, 2007. In either case, as a REIT or a partnership, our income is not generally subject to federal income taxes.
     As a partnership, we make distributions and allocate our taxable income to our partners. The following table reconciles net earnings (loss) to taxable income (loss) for the years ended December 31 (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Years Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
	(Estimated)	(Estimated)
GAAP net earnings (loss)	$(408,018)	$770,717	$835,075	$701,504
Book to tax differences:
Depreciation and amortization(1)	37,122	8,470	(23,459)	14,927
Gain or loss from capital transactions	293	(383,510)	(412,493)	(303,550)
Deferred compensation and other reserves	(3,245)	(2,251)	6,440	8,682
Gain or loss from Foreign Exchange/Derivatives	127,093	142	230	164
Other, net	3,681	46,304	(4,919)	(33,665)

Taxable income, including capital gains	$(243,074)	$439,872	$400,874	$388,062

(1)	We use accelerated depreciable lives for tax purposes. This results in higher depreciation expense on newly acquired assets for tax purposes relative to GAAP. This is offset by the Smith Merger in 2001 and the Oakwood transaction in 2005 as GAAP depreciation expense for the related assets is based on fair value and tax depreciation is based on a lower historical tax basis.
Distributions have been made as follows:

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Years Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Distributions to Partners	$—	$228,659	$433,885	$398,044

Total Distributions	$—	$228,659	$433,885	$398,044

     The following table summarizes the taxability of our distributions for the period of January 1, 2007 through October 4, 2007 and the years ended 2006 and 2005:

	Predecessor
	Period from
	January 1, 2007
	through	Years Ended
	October 4,	December 31,
	2007	2006	2005
Ordinary Income	44%	75%	65%
Capital gains(1)	56%	25%	35%

	100%	100%	100%

(1)	Includes 0%, 11.4% and 34.3% of unrecaptured Section 1250 gains in 2007, 2006, and 2005, respectively.

     With respect to Archstone-Smith Trust, for federal income tax purposes, distributions may consist of ordinary income, capital gains, non-taxable return of capital or a combination thereof. Distributions that exceed our current and accumulated earnings and profits constitute a return of capital rather than ordinary income and reduce the shareholder’s basis in the Common Shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the Common Shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s Common Shares. We notify our shareholders annually of the taxability of distributions paid during the preceding year. The following table summarizes the taxability of cash distributions paid on the Common Shares in 2007, 2006 and 2005:
     For tax purposes, the following summary reflects the taxability of distributions paid on our common units:

	Predecessor
	Period from
	January 1, 2007
	through	Years Ended
	October 4,	December 31,
	2007	2006	2005
Per Common Unit:
Ordinary Income	0.40	1.31	1.12
Capital gains	0.50	0.43	0.61

Total	0.90	1.74	1.73

     In connection with the Merger, holders of approximately 22.2 million Common Units elected to exchange their Common Units for cash consideration of $60.75 without interest and less applicable taxes.
     For tax purposes, the following summary reflects the taxability of distributions paid on our preferred units:

	Predecessor
	Period from
	January 1, 2007
	through	Years Ended
	October 4,	December 31,
	2007	2006	2005
Per Preferred Unit:
Ordinary Income	2,541	5,778	4,959
Capital gains	3,204	1,882	2,701

Total	5,745	7,660	7,660

     During certain steps taken in the Merger, Ameriton was liquidated and deferred taxes are not provided for in the Successor period.
(16) Commitments and Contingencies
Commitments
     At December 31, 2007 we were a lessee under seven non-cancelable ground leases for certain apartment communities and buildings that expire between 2042 and 2077. Each ground lease generally provides for a fixed annual rental payment plus additional rental payments based on the properties’ operating results. Additionally, we lease certain office space under non-cancelable operating leases with fixed annual rental payments.
     The future minimum lease payments payable under non-cancelable leases are as follows at December 31, 2007 (in thousands):

2008	8,341
2009	7,861
2010	8,922
2011	6,422
2012	4,167
Thereafter (2013 - 2077)	$184,403

Total	$220,116

See Note 2 for real estate-related commitments.

Guarantees and Indemnifications
     Investee third-party debt consists principally of mortgage notes payable. Generally, mortgages on real estate assets owned by our unconsolidated investees are secured by the underlying properties. We generally do not guarantee third party debt incurred by our unconsolidated investees; however, the investees and/or the Archstone are occasionally required to guarantee the mortgages along with all other venture partners. We guarantee $294.3 million of the outstanding debt balance related to an unconsolidated development joint venture and are committed to guarantee another $34.0 million upon funding of additional debt. As of December 31, 2007 we have not been required to perform under any guarantees provided to our joint ventures.
     As part of the Smith Merger and the Oakwood transaction, we are required to indemnify certain Unitholders for any personal income tax expense resulting from the sale of properties identified in tax protection agreements. We do not believe that we will be required to perform under the terms of the indemnification agreements due to our ability and intent to hold and use these properties through the term of the indemnification period or our ability to dispose of assets through tax-deferred exchanges. The built in gain subject to tax protection is estimated to be approximately $350 million at December 31, 2007.
Litigation and Contingencies
Shareholder Litigation
     On May 30, 2007, two separate purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed naming Archstone-Smith and each of Archstone-Smith’s trustees as defendants. One of these lawsuits, Seymour Schiff v. James A. Cardwell, et al. (Case No. 2007cv1135), was filed in the United States District Court for the District of Colorado. The other, Mortimer J. Cohen v. Archstone-Smith Trust, et al. (Case No. 2007cv1060), was filed in the District Court, County of Arapahoe, Colorado. On May 31, 2007, two additional purported shareholder class-action lawsuits related to the Merger Agreement and the transactions contemplated thereby were filed in the District Court, County of Arapahoe, Colorado. The first, Howard Lasker v. R. Scot Sellers, et al. (Case No. 2007cv1073), names Archstone-Smith, each of Archstone-Smith’s trustees and one of Archstone-Smith’s senior officers as defendants. The second, Steamship Trade Association/International Longshoremen’s Association Pension Fund v. Archstone-Smith Trust, et al. (Case No. 2007cv1070), names Archstone-Smith, each of Archstone-Smith’s trustees, Tishman Speyer and Lehman Brothers as defendants. On June 11, 2007, an additional purported shareholder class-action lawsuit related to the Merger Agreement, Doris Staehr v. Archstone-Smith Trust, et al. (Case No. 2007cv1081), was filed in the District Court, County of Arapahoe, Colorado, naming Archstone-Smith and each of Archstone-Smith’s trustees as defendants. All five lawsuits allege, among other things, that Archstone-Smith’s trustees violated their fiduciary duties to Archstone-Smith’s shareholders in approving the Mergers.
     On June 21, 2007, the District Court, County of Arapahoe, Colorado entered an order consolidating the Lasker, Steamship Trade Association/International Longshoremen’s Association Pension Fund and Staehr actions into the Cohen action, under the caption In re Archstone-Smith Trust Shareholder Litigation.
     On August 17, 2007, Archstone-Smith and the other defendants entered into a memorandum of understanding with the plaintiffs regarding the settlement of both the Schiff and the consolidated action captioned In re Archstone-Smith Trust Shareholder Litigation. In connection with the settlement, Archstone-Smith agreed to make certain additional disclosures to its shareholders. Subject to the completion of certain confirmatory discovery by counsel to the plaintiffs, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Archstone-Smith’s shareholders and consummation of the Merger. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement, which, if finally approved by the court, will resolve all of the claims that were or could have been brought in the actions being settled, including all claims relating to the Merger, the Merger Agreement and any disclosure made in connection therewith. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will petition the court for an award of attorneys’ fees and expenses to be paid by us, up to $1.0 million. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the Merger consideration that the plaintiffs are entitled to receive in the Merger. Archstone-Smith and the other defendants vigorously deny all liability with respect to the facts and claims alleged in the lawsuits, and specifically deny that any modifications to the Merger Agreement or any further supplemental disclosure was required under any applicable rule, statute, regulation or law. However, to avoid the risk of delaying or adversely affecting the Merger and the related transactions, to minimize the expense of defending the lawsuits, and to provide additional information to Archstone-Smith shareholders at a time and in a manner that would not cause any delay of the Merger, Archstone-Smith and the Archstone-Smith Trustees agreed to the settlement described above. Archstone-Smith and the other defendants further considered it desirable that the actions be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the settled claims.
Clinton Green
     The Clinton Green project is a mixed-use apartment, condominium, and retail complex in New York City on 10th Avenue between 51st and 53rd Streets. The Clinton Green Project is owned by Clinton Green Holdings, LLC (“CG Holdings”), a joint venture consisting of our wholly-owned indirect subsidiary (“ASN-CG Member”) and an affiliate of The Dermot Company (“Dermot Member”). The Clinton Green Project also includes a small condominium component that is separately owned by Clinton Green Condo, LLC (“CG Condo”), a joint venture of the ASN-CG Member and the Dermot Member. In addition to other investments in CG Holdings and CG Condo, we provided a letter of credit under our pre-Merger Credit Facility to support tax-exempt bonds issued to finance the CG Project.
     On September 21, 2007, the Dermot Member filed a lawsuit captioned Clinton Green Holdings, LLC and DPIC Clinton Green, LLC v. Archstone-Smith Operating Trust, ASN Clinton Green Member, LLC, and Ameriton Properties Incorporated, Index No. 07/603154, Supreme Court of the State of New York, County of New York. The Dermot Member alleges (a) that the Merger caused a breach of the CG Holdings Operating Agreement because the transfer violated certain covenants in the Pre-Merger Credit Facility and also breached a provision of the CG Holdings Operating Agreement prohibiting a change of control of ASN-CG Member, (b) that the Merger caused a breach of a Put-Call Agreement under which the Dermot Member is entitled to be bought out of CG Holdings by ASN-CG Member through a tax-free contribution to us for an interest that could be converted into Archstone-Smith’s publicly traded stock and (c) that the Merger caused a breach of the CG Condo Operating Agreement as a result of a change in control of Ameriton. The Dermot Member is seeking unspecified damages as well as the ability to have CG Holdings dissolved.
     Prior to the Merger, the ASN-CG Member reached agreement with the Dermot Member and the lenders under the Pre-Merger Credit Facility to waive any breach of covenants for a period of six months. The agreement involved certain immaterial payments and concessions to the Dermot Member. The Dermot Member has also agreed to an extension of the date by which the Archstone defendants must respond to the Complaint until April 30, 2008.
Tax Protection Agreements and Unitholder Claims
     Prior to the Mergers, Archstone and several related parties had entered into tax protection agreements and other contracts with various holders of the A-1 Common Units. Those tax protection and related agreements provided such Unitholders, among other things, with the right to tax protection payments under specified circumstances detailed in such agreements. Archstone has received various tax claim notices and other communications from various former Unitholders asserting that those former Unitholders are owed tax protection payments and alleging a variety of other claims. Other former Unitholders may assert similar or additional claims in the future. The tax protection agreements generally provide that, after a Unitholder sends a tax claim notice to Archstone, Archstone may reject such claims (as it has with respect to tax claim notices sent to date). Following such rejection, unless the parties are able to negotiate an amicable resolution, the parties are generally required to submit to arbitration with respect to claims for tax protection payments. It is expected that arbitrations will be commenced in the future.
     In addition, on November 30, 2007, a purported class action lawsuit related to the Mergers, captioned Steven A. Stender and Infinity Clark Street Operating v. James A. Cardwell, et al. (Case no. 2007cv2503), was filed in the United States District Court for the District of Colorado. The lawsuit names, among others, Archstone, Archstone-Smith, certain of their former trustees and officers, Lehman Brothers Holdings Inc. and Tishman Speyer Development Corporation as defendants. This action was brought by certain former Unitholders, individually and purportedly on behalf of all former holders of A-1 Common Units as of the Mergers, and alleges, among other things: (i) that Archstone and Archstone-Smith entered into enforceable property contribution agreements and partnership agreements with such Unitholders; (ii) that Archstone and Archstone-Smith agreed not to enter into any transactions or dispose of any interest in the property contributed by such Unitholders that would result in such Unitholders realizing a taxable gain, and agreed to provide such Unitholders with the ability to receive dividends and also to liquidate their units by receiving cash or converting them to common shares in the publicly traded Archstone-Smith; (iii) that Archstone and Archstone-Smith failed to perform their duties under the Declaration of Trust, contribution and partnership agreements, and statutory and common law partnership principles in connection with the Mergers; (iv) that such failures discharge such Unitholders’ obligations to defendants (as noted above, the former Unitholders undertook certain obligations to arbitrate with respect to claimed rights to tax protection payments); and (v) that Archstone-Smith and former trustees and officers, aided and abetted by Lehman Brothers and Tishman Speyer, violated their fiduciary duties owed to such Unitholders in connection with the Mergers. The purported class action seeks an unspecified amount of damages. Although Archstone and the Venture believe that the claims that have been asserted are without merit, there can be no assurance that the disposition of such claims will not result in material liability to Archstone.
FHA/ADA
     During the second quarter of 2005, we entered into a full and final settlement in the United States District Court for the District of Maryland with three national disability organizations and agreed to make capital improvements in a number of our communities in order to make them fully compliant with the FHA and ADA. The litigation, settled by this agreement, alleged lack of full compliance with certain design and construction requirements under the two federal statutes at 71 of our wholly-owned and joint venture communities, of which we or our affiliates still own or have an interest in 18. As part of the settlement, the three disability organizations all recognized that Archstone had no intention to build any of its communities in a manner inconsistent with the FHA or ADA.
     The amount of the capital expenditures required to remediate the communities named in the settlement was estimated at $47.2 million and was accrued as an addition to real estate during the fourth quarter of 2005. The settlement agreement approved by the court allows us to remediate each of the designated communities over a three-year period, and also provides that we are not restricted from selling any of our communities during the remediation period. We agreed to pay damages totaling $1.4 million, which included legal fees and costs incurred by the plaintiffs. We had $10.9 million of the original accrual remaining on December 31, 2007.
Water Intrusion-Florida
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
Water Intrusion — Westbury
     In November, 2007, we began notifying residents of Archstone Westbury that, due to water intrusion and some related mold growth, we had concluded that the appropriate course of action was to perform necessary remediation and reconstruction at the community. Further, we determined it would be necessary to terminate every tenant’s lease, effective March 31, 2008, to ensure the safety of tenants during the potentially year-long construction project. As a consequence, four complaints were filed by tenants at Westbury against entities related to us and various other entities allegedly involved in the design, construction and ownership of the Project. These cases are Andrea Sorrentino, et al. v. ASN Roosevelt Center LLC d/b/a Archstone Westbury, et al., filed on November 28,

2007, in the Supreme Court of the State of New York, County of Nassau, Case No. 07-021135, removed on February 8, 2008 to U.S. Federal District Court for the Eastern District of New York; Richardo Francois v. ASN Roosevelt Center LLC D/B/A Archstone Westbury, filed on December 7, 2007, in the Supreme Court of the State of New York, County of Nassau, Case No. 07-021967; Pasquale Marchese, et al. v. ASN Roosevelt Center LLC, et al., filed on December 7, 2007, but not yet served on us; and John DiGiovanna and Farideh DiGiovanna vs. ASN Roosevelt Center LLC d/b/a Archstone Westbury, filed on January 7, 2008, in the Supreme Court of the State of New York, County of Nassau, Case No. 08-000347. In addition to the foregoing cases, there are a number of threatened lawsuits. Plaintiffs in the filed cases seek monetary damages and equitable relief alleging, among other things, that water damage and mold has caused the tenants at Westbury personal harm and property damage. Although no assurances can be given with respect to the outcome of these lawsuits, we intend to vigorously defend against the claims alleged in these lawsuits. An affiliated entity has accrued $14.1 million for the estimated remediation costs associated with this community as of December 31, 2007.
Other
     Unless indicated otherwise above, we have not accrued any cost for the legal contingencies referenced as we have concluded that they do not meet the accounting criteria for accrual. We are a party to various other claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

(17) Supplemental Cash Flow Information
     Significant non-cash investing and financing activities for the years ended December 31, 2007, 2006 and 2005 consisted of the following:
•	Recorded the following purchase accounting-related adjustments and non-cash related party transactions in connection with the Merger (See Note 1):
•	Real estate includes an increase related to a fair value adjustment of 5.8 billion;

•	Net assets of $2.3 billion were distributed to Archstone’s affiliated entities;

•	Assumption of Predecessor property mortgages of $0.9 billion and trade payables and other accrued liabilities of $0.8 billion;

•	Preferred Units issued in connection with the Merger of $0.3 billion;

•	Reclassification of Unitholders’ equity balance of $2.6 billion
•	Issued $1.1 million, $81.4 million and $408.0 million of A-1 Common Units as partial consideration for properties acquired during 2007, 2006 and 2005, respectively;

•	Issued $250,000 of Series N-1 and N-2 Preferred Units ($125,000 each) as partial consideration for real estate during 2005;

•	Converted $55.4 million, $143.4 million and $8.4 million A-1 Common Units to A-2 Common Units during 2007, 2006 and 2005, respectively;

•	Assumed mortgage debt of $15.0 million, $728.5 million and $864.2 million during 2007, 2006 and 2005, respectively, in connection with the acquisition of apartment communities;

•	Recorded accruals of $3.0 million and $47.2 million for anticipated capital spending to bring properties named in the FHA and ADA settlement into compliance in 2007 and 2005, respectively;

•	See Notes 3 and 4 for further discussion regarding the non-cash financing components of the International Fund Formation and the DeWAG and Oakwood acquisitions.

(18) Related Party Transactions
     The Archstone-Smith Board adopted a written policy for the approval of all “related person” transactions that remains applicable to us. Under this policy, “related persons” include trustees, executive officers, immediate family members of trustees and executive officers, certain entities in which a trustee, executive officer, or one of the immediate family members is employed, is a principal or owns a controlling interest, charities in which a trustee, executive officer or one of the immediate family members is employed or is on the managing board, and shareholders who held more than 5% of Archstone-Smith’s Common Shares upon conversion of their Units. Other than certain pre-approved transactions described in the policy, any transaction in which we are a participant and in which any related person (other than a shareholder) has a material interest having a value in excess of $120,000 must be reviewed and approved by Archstone-Smith Board’s Audit Committee (now the Series I Trust Board’s Audit Committee).
     Affiliates of the lenders under the Master Credit Facility, the Fannie Mae Mezzanine Lenders and the Freddie Mac Mezzanine Lenders hold limited partnership interests in the Venture and an affiliate of Lehman Brothers Inc. holds a limited partnership interest in the general partner of the Venture. We have paid fees of approximately $216 million to the Buyer Parties and the lenders under the Master Credit Facility in connection with the Merger. As of December 31, 2007 and March 20, 2008, respectively, there was a total of $5.6 billion and $5.6 billion, respectively, outstanding under the Master Credit Facility, the Fannie Mae Mezzanine loans and the Freddie Mac Mezzanine loans. Through December 31, 2007, we paid $76.8 million in interest and $237.7 million in principal under these facilities. Please refer to “Note 8 — Borrowings” for a description of the terms.
     The lease for our corporate office, which was negotiated prior to the Merger, is with an affiliate of Tishman Speyer. For the period from October 5, 2007 through December 31, 2007 we paid $463,918 in rent to that affiliate.
     We have intercompany transactions with affiliated entities and record a receivable from affiliated entities when they borrow from Archstone or we pay billings on their behalf. We charge interest on balances owned by affiliates to Archstone at the same rate that we are paying and therefore do not recognize any profit from our affiliated entities. As of December 31, 2007, there was an aggregate of $393.8 million outstanding under all such transactions. Furthermore, Archstone’s employees render services for affiliated entities where Archstone is reimbursed based on an estimate of the allocable cost. We also record a payable to our affiliates when we receive funds on the affiliated entity’s behalf or the affiliate pays bills on our behalf. As of December 31, 2007 there was an aggregate of $256.7 million outstanding under such transactions.
     Our Chief Executive Officer has entered into an employment agreement which includes equity awards granted by the Venture or affiliated entities. These awards vest over a three to seven year period.

Report of Independent Registered Public Accounting Firm on Supplementary Information
   The Trustee of Archstone and the Board of Trustees of the Trustee
     Under date of March 31, 2008, we reported on the consolidated balance sheet of Archstone and subsidiaries (Successor) as of December 31, 2007 and the consolidated balance sheet of Archstone-Smith Operating Trust and subsidiaries (Predecessor) as of December 31, 2006, and the related consolidated statements of operations, unitholders’ equity, other common unitholders’ interest, preferred units and comprehensive income (loss) of the Successor for the period October 5, 2007 through December 31, 2007 and of the Predecessor for the period January 1, 2007 through October 4, 2007 and for the years ended December 31, 2006 and 2005, and the related consolidated and combined statement of cash flows of the Successor and the Predecessor for the year ended December 31, 2007 and the related consolidated statements of cash flows of the Predecessor for the years ended December 31, 2006 and 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules, Schedule III — Real Estate and Accumulated Depreciation (Schedule III) and Schedule IV — Mortgage Loans on Real Estate (Schedule IV). Schedule III and Schedule IV are the responsibility of Archstone’s management. Our responsibility is to express an opinion on Schedule III and Schedule IV based on our audits.
     In our opinion, Schedule III and Schedule IV, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP

Denver, Colorado
March 31, 2008

ARCHSTONE
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollar amounts in thousands)

					Cost
			Initial Cost to Archstone		Capitalized	Gross Amount at Which Carried at Year End
		Encum-		Buildings &	Subsequent to		Buildings &		Accumulated	Construction	Year
	Units	brances	Land	Improvements	Acquisition	Land	Improvements	Totals(4)	Depreciation	Year(1)	Acquired(3)
Apartment Communities:
Garden Communities:
Boston, Massachusetts	1,164	296,771	50,312	375,066	505	50,312	375,571	425,883	(2,763)	1898-2006	2007
Inland Empire, California	300	46,075	18,000	48,640	248	18,000	48,888	66,888	(352)	1990	2007
Los Angeles, California	7,518	1,549,147	882,950	1,660,343	5,636	883,060	1,665,869	2,548,929	(12,381)	1969-2007	2007
San Diego, California	468	57,945	38,400	81,180	894	38,432	82,042	120,474	(624)	1987-2002	2007
San Francisco Bay Area, California	6,855	1,220,989	611,240	1,162,039	147,092	647,288	1,273,083	1,920,371	(9,529)	1909-2007	2007
Seattle, Washington	2,327	316,944	101,245	362,155	2,218	101,359	364,259	465,618	(2,646)	1976-2001	2007
Ventura County, California	1,773	368,828	182,900	352,670	2,012	183,042	354,540	537,582	(2,689)	1971-2007	2007
Washington, D.C. metropolitan area	5,867	771,593	383,000	1,101,464	2,438	383,076	1,103,826	1,486,902	(6,691)	1970-2007	2007

Garden Communities Total	26,272	4,628,292	2,268,047	5,143,557	161,043	2,304,569	5,268,078	7,572,647	(37,675)

High-Rise Properties:
Boston, Massachusetts	1,945	466,782	108,432	760,649	14,861	108,451	775,491	883,942	(5,148)	1901-2006	2007
Chicago, Illinois	304	77,467	74,000	59,785	492	74,004	60,273	134,277	(449)	1988	2007
Los Angeles, California	1,073	281,214	64,000	328,123	304	64,005	328,422	392,427	(2,472)	1934-2004	2007
New York City metropolitan area	1,974	824,560	718,100	870,747	6,564	718,102	877,309	1,595,411	(6,520)	1974-2001	2007
Philadelphia, Pennsylvania	80	8,945	4,000	11,908	59	4,000	11,967	15,967	(93)	1945	2007
San Francisco Bay Area, California	853	218,066	45,100	266,466	1,929	45,100	268,395	313,495	(2,000)	1966-1986	2007
Seattle, Washington	694	114,445	33,000	146,644	580	33,015	147,209	180,224	(1,081)	1949-1998	2007
Washington, D.C. metropolitan area	11,239	2,552,048	1,018,235	2,683,095	77,768	960,600	2,818,498	3,779,098	(21,423)	1929-2005	2007

High-Rise Properties Total	18,162	4,543,527	2,064,867	5,127,417	102,557	2,007,277	5,287,564	7,294,841	(39,186)

Germany(2)	807	40,829	7,636	43,564	2,258	7,972	45,486	53,458	(269)	1967-1970	2007
FHA/ADA Settlement Capital Accrual
Total Apartment Communities — Operating and Under Construction	45,241	9,212,648	4,340,550	10,314,538	265,858	4,319,818	10,601,128	14,920,946	(77,130)

Other:
Development communities In Planning and Owned	545	—						57,335	(10)
Hotel, retail and other assets	—	—						90,791	(244)

Total real estate assets	45,786	9,212,648						15,069,072	(77,384)

(1)	Represents the date that the building structure was originally completed. For phased developments, it represents the date the earliest phase was constructed.

(2)	Our German portfolio is concentrated primarily in the Federal States of North-Rhine Westphalia, Hesse, Baden-Wurttemburg and Berlin.

(3)	In connection with the Merger we revalued all of the properties at October 5, 2007.

(4)	The tax basis at December 31, 2007 of our assets for federal income tax purposes was approximately $10.0 billion (unaudited).

SCHEDULE III
     The following is a reconciliation of the carrying amount and related accumulated depreciation of Archstone’s investment in real estate, at cost (in thousands):

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Years Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Carrying Amounts
Balance at beginning of period(1)	$15,021,288	$13,187,640	$11,359,264	$9,221,038

Apartment communities:
Acquisition-related expenditures	226,133	1,419,633	2,530,459	2,671,112
Redevelopment expenditures	20,494	37,328	57,414	106,264
Recurring capital expenditures	9,765	30,340	46,354	48,311
Development expenditures, excluding land acquisitions	16,038	348,844	388,502	324,740
Acquisition and improvement of land for development	—	213,708	209,916	81,340
International fund formation	—	(1,034,524)	—	—
Dispositions	(226,903)	(1,195,068)	(1,403,858)	(1,175,834)
Provision for possible loss on investment	—	(7,490)	(4,328)	(1,500)
Change in estimated hurricane retirements	—	—	4,496	—
Other	2,257	820	7,987	(8,303)

Net apartment community activity	$47,784	$(186,409)	$1,836,942	$2,046,130

Other:
Change in other real estate assets	—	(42,733)	(8,566)	92,096

Balance at end of period	$15,069,072	$12,958,498	$13,187,640	$11,359,264

(1)	The beginning balance of the period October 5, 2007 through December 31, 2007 includes a fair value adjustment of $5.8 billion in connection with the Merger, net of distributions to affiliates of $3.6 billion.

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Years Ended
	December 31,	October 4,	December 31,
	2007	2007	2006	2005
Accumulated Depreciation
Balance at beginning of period	$—	$957,146	$836,693	$763,542
Depreciation for the period(1)	78,146	203,147	266,589	220,770
Accumulated depreciation on real estate dispositions	(762)	(153,243)	(146,136)	(147,619)

Balance at end of period	$77,384	$1,007,050	$957,146	$836,693

(1)	Depreciation is net of $87.4 million and $21.7 million for intangible assets related to the value of leases in place for real estate acquired in 2007 and 2006, respectively.

SCHEDULE IV
ARCHSTONE
MORTGAGE LOANS ON REAL ESTATE
December 31, 2007
(Dollar amounts in thousands)

					Face
					Amount of	Carrying
		Final			Mortgages	Amount
		Maturity	Periodic Payment	Prior	(amount	of
Description	Interest Rate	Date	Term	Liens	committed)	Mortgages
Mortgage and Other
Notes Receivable:
Florida	LIBOR + 8.5%	2/21/10	(1)	(3)	$10,631	$5,643
Georgia	LIBOR + 8%	7/6/10	(1)	(3)	10,767	7,958
Massachusetts	LIBOR + 7%	2/07/11	(1)	(3)	34	34
New York	LIBOR + 7%	6/22/09	(1)	(3)	42,070	30,216
New York	(4)	11/10/12	(1)	(3)	36,459	25,026
Texas	LIBOR + 9%	8/11/10	(1)	(3)	25,937	1,947
Washington, D.C.	18%	7/17/07	(1)	(3)	7,332	7,334
Washington, D.C.	14%	6/03/09	(1)	(3)	7,524	6,349

					$140,754	$84,507

	Successor	Predecessor
	Period from	Period from
	October 5, 2007	January 1, 2007
	through	through	Year Ended
	December 31,	October 4,	December 31,
	2007	2007	2006
Balance at Beginning of Period	$89,213	$123,261	$74,396
New Mortgage Loans	32,862	13,097	85,165
Collections of Principal	(39,822)	(52,298)	(46,081)
Other(2)	2,254	5,153	9,781

Balance at End of Period	$84,507	$89,213	$123,261

(1)	Outstanding principal plus accrued and unpaid interest is generally due on the maturity date unless specified as payable monthly in the loan agreement. Partial prepayment is required to the extent the borrower receives proceeds from the sale of constructed units in accordance with contracted terms.

(2)	A portion of the accrued interest amount is added to the principal amount on a monthly basis on the majority of the loans.

(3)	Our rights to the underlying collateral in the event of default are subordinate to a primary mortgage lender.

(4)	The interest rate is divided into two tranches: Tranche A of LIBOR + 7.5% and Tranche B of LIBOR + 10%.

ARCHSTONE
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
R. Scot Sellers
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ R. Scot Sellers R. Scot Sellers	Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ Charles E. Mueller, Jr. Charles E. Mueller, Jr.	Chief Financial Officer (principal financial officer); Chief Operating Officer effective January 1, 2008	March 31, 2008

/s/ Ash K. Atwood Ash K. Atwood	Controller and Group Vice President (principal accounting officer)	March 31, 2008

TISHMAN SPEYER ARCHSTONE-SMITH SERIES I TRUST
By: /s/ David Augarten Trustee	Trustee	March 31, 2008

INDEX TO EXHIBITS
     Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference:

Number	Description
2.1	Agreement and Plan of Merger, dated as of May 28, 2007, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, River Holding, LP, River Acquisition (MD), LP, and River Trust Acquisition (MD), LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Archstone-Smith Trust with the SEC on June 1, 2007)

2.2	Amendment No. 1, dated as of August 5, 2007, to Agreement and Plan of Merger dated as of May 28, 2007, by and among Archstone-Smith Trust, Archstone-Smith Operating Trust, River Holding, LP, River Acquisition (MD), LP, and River Trust Acquisition (MD), LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Archstone-Smith Trust with the SEC on August 6, 2007)

3.1	Amended and Restated Declaration of Trust of Archstone (formerly known as Archstone-Smith Operating Trust) (incorporated by reference to Exhibit 3.1 to Archstone-Smith Operating Trust’s Current Report on Form 8-K filed with the SEC on October 5, 2007)

3.2	Articles of Amendment of Amended and Restated Declaration of Trust of Archstone, as filed with the Maryland Department of Assessments and Taxation on January 4, 2008

3.3	Bylaws of Archstone (formerly known as Archstone-Smith Operating Trust) (incorporated by reference to Exhibit 4.2 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 2, 2006)

3.4	Amendment No. 1 to Bylaws of Archstone (formerly known as Archstone-Smith Operating Trust) (incorporated by reference to Exhibit 3.1 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on June 1, 2007)

4.1	Indenture, dated as of February 1, 1994, between Archstone (formerly known as Archstone-Smith Operating Trust and Property Trust of America) and Morgan Guaranty Trust Company of New York, as Trustee relating to Archstone’s unsecured senior debt securities (incorporated by reference to Exhibit 4.1 of Archstone-Smith Trust’s Annual Report on Form 10-K for the year ended December 31, 2006)

4.2	Fourth Supplemental Indenture, dated as of October 5, 2007, to the Indenture, dated as of February 1, 1994, by and between the Archstone (formerly known as Archstone-Smith Operating Trust) and the U.S. Bank National Association, as supplemented by the First Supplemental Indenture, dated as of February 2, 1994, the Second Supplemental Indenture, dated as of August 2, 2004, and the Third Supplemental Indenture, dated as of July 14, 2006 (incorporated by reference to Exhibit 4.1 to Archstone’s Current Report on Form 8-K, dated October 5, 2007)

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2006, by and among Archstone-Smith Operating Trust, as borrower, and Archstone-Smith Trust as parent, and J.P. Morgan Chase Bank, as administrative agent,, J.P. Morgan Europe Limited, as administrative agent for foreign currencies, Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Suntrust Bank and Citicorp North America, Inc. as documentation agents and the various banks signatory thereto (incorporated by reference to Exhibit 10.2 to Archstone-Smith’s Current Report on Form 8-K filed with the SEC on June 27, 2006)

Number	Description
10.2	Guaranty, dated as of June 21, 2006, by Archstone-Smith Trust, as guarantor, for the benefit of J.P. Morgan Chase Bank, as administrative agent, J.P. Morgan Europe Limited, as administrative agent for foreign currencies, Bank of America, N.A., and Wells Fargo Bank, N.A., as syndication agents, and Suntrust Bank and Citicorp North America, Inc. as documentation agents and the various banks signatory thereto (incorporated by reference to Exhibit 10.1 to Archstone-Smith’s Current Report on Form 8-K filed with the SEC on June 27, 2006)

10.3	Amended and Restated Master Credit Facility Agreement, dated as of November 27, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as initial lender (collectively, the “Credit Facility Lenders”), and assigned to the Federal National Mortgage Association (incorporated by reference to Exhibit 10.1 of Archstone’s Current Report on Form 8-K filed with the SEC on December 3, 2008)

10.4	Form of Promissory Note for loan, dated as of October 5, 2007, to certain subsidiaries of Archstone-Smith Operating Trust from Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as initial lender, and assigned to the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.4 of Archstone’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.5	Guarantee and Collateral Agreement made by Archstone-Smith Operating Trust and certain of its subsidiaries and parent guarantors in favor of Lehman Commercial Paper Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Archstone-Smith Operating Trust with the SEC on December 3, 2007).

10.6	Form of Cross-Collateralization Agreement for loan, dated as of October 5, 2007, to certain subsidiaries of Archstone-Smith Operating Trust from Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Inc., as initial lender, and assigned to the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.5 of Archstone’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.7	Schedule of Cross-Collateralized Agreements and Promissory Notes (pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.6 of Archstone’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.8	Mezzanine Loan A Agreement (Fannie Bucket 1), dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Finance Inc., as lender (incorporated by reference to Exhibit 10.9 to Archstone-Smith Operating Trust’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.9	Mezzanine Loan B Agreement (Fannie Bucket 1), dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Finance Inc., as lender (incorporated by reference to Exhibit 10.10 to Archstone-Smith Operating Trust’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.10	Schedule of Additional Mezzanine Loans for the Fannie Portfolio (pursuant to Instruction 2 to Item 601 of Regulation S-K) (incorporated by reference to Exhibit 10.11 to Archstone-Smith Operating Trust’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007).

10.11	Mezzanine Loan A Agreement, dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Finance Inc., as initial lender (collectively, the “Mezz Loan A Lenders”), and assigned to the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.7 of Archstone’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

Number	Description
10.12	Mezzanine Loan B Agreement, dated as of October 5, 2007, by and among certain subsidiaries of Archstone-Smith Operating Trust, as borrowers, and Lehman Brothers Holdings Inc., Bank of America, N.A., and Barclays Capital Real Estate Finance Inc., as initial lender (collectively, the “Mezz Loan B Lenders”), and assigned to the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 of Archstone’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.13	Letter agreement, dated October 5, 2007, from the Credit Facility Lenders, Mezz Loan A Lenders, Mezz Loan B Lenders and certain lenders under other loan agreements, to the borrowers thereunder. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

10.14	Letter agreement, dated November 27, 2007, amending the letter agreement dated October 5, 2007, from the Credit Facility Lenders, Mezz Loan A Lenders, Mezz Loan B Lenders and certain lenders under other loan agreements, to the borrowers thereunder. Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment.

10.15	Credit Agreement (Affiliate Borrower I-A), dated October 5, 2007, between Tishman Speyer Archstone-Smith Multifamily Holdings I (Borrower-A), L.P., as borrower, and Archstone-Smith Operating Trust, as lender

10.16	Credit Agreement (Affiliate Borrower I-B), dated October 5, 2007, between Tishman Speyer Archstone-Smith Multifamily Holdings I (Parent Borrower-B), L.P., as borrower, and Archstone-Smith Operating Trust, as lender

10.17	Credit Agreement (Affiliate Borrower II — Revolving Credit Facility), dated October 5, 2007, between Tishman Speyer Archstone-Smith Multifamily Holdings II (Borrower), L.P., as borrower, and Archstone-Smith Operating Trust, as lender

10.18	Employment Agreement, dated October 5, 2007, between R. Scot Sellers, as Chief Executive Officer, Archstone-Smith Communities LLC, as employer, and Archstone (formerly known as Archstone-Smith Operating Trust), as guarantor

10.19	Award Agreement, dated October 5, 2007, between R. Scot Sellers and Tishman Speyer Archstone-Smith Multifamily Participants, L.L.C.

10.20	Unit Award Agreement, dated October 5, 2007, between R. Scot Sellers and Tishman Speyer Archstone-Smith Junior Mezz Borrower, L.P.

10.21	Unit Award Agreement, dated October 5, 2007, between R. Scot Sellers and Tishman Speyer Archstone-Smith Parallel Guarantor I, L.L.C.

10.22	Unit Award Agreement, dated October 5, 2007, between R. Scot Sellers and Tishman Speyer Archstone-Smith Parallel Guarantor II, L.L.C.

10.23	Separation and General Release Agreement, dated April 2, 2007, between J. Lindsay Freeman, Archstone-Smith Operating Trust and Archstone-Smith Trust

10.24	Amendment to Separation and General Release Agreement, dated June 1, 2007, between J. Lindsay Freeman, Archstone-Smith Operating Trust and Archstone-Smith Trust

10.25	Amended and Restated Archstone-Smith Trust Equity Plan for Outside Trustee and all amendments thereto (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 12, 2006)

10.26	Archstone-Smith Trust 2001 Long-Term Incentive Plan and all amendments thereto (incorporated by reference to Exhibit 10.1, 10.2, 10.3 and 10.4 to Archstone-Smith Trust’s Current Report on Form 8-K filed with the SEC on December 12, 2006)

10.27	Archstone-Smith Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2001)

Number	Description
10.28	Form of Non-Qualified Share Option Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)

10.29	Form of Restricted Share Unit Agreement for Archstone-Smith Trust 2001 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)

10.30	Form of Restricted Share Unit Agreement for Archstone-Smith Trust Equity Plan for Outside Trustees (incorporated by reference to Exhibit 10.3 of Archstone-Smith Trust’s Annual Report on Form 10-Q for the Quarter Ended September 30, 2004)

10.31	Form of Indemnification Agreement entered into between Archstone-Smith Trust and each of its officers and Trustees (incorporated by reference to Exhibit 10.6 to Archstone-Smith Trust’s Annual Report on From 10K for the year ended December 31, 2003)

10.32	Form of Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.7 to Archstone-Smith’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.33	Form of Amendment No. 1 to Change in Control Agreement between Archstone-Smith Trust and certain of its officers (incorporated by reference to Exhibit 10.12 to Archstone-Smith Operating Trust’s registration statement on Form S-4 (File No. 333-144717))

21	Subsidiaries of Archstone

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002